Form 10-K
period 2005-12-31
KBS Real Estate Investment Trust, Inc.
filed 2006-04-05
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE

SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the fiscal year ended December 31, 2005

Commission file number 333-126087

KBS REAL ESTATE INVESTMENT TRUST, INC.

(Exact name of Registrant as specified in its charter)

Maryland	20-2985918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

949-417-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒  The Registrant’s registration statement on Form S-11, as amended (SEC File No. 333-126087), was declared effective January 13, 2006. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock of the Registrant were held by non-affiliates on June 30, 2005. As of April 4, 2006, the Registrant had issued 20,000 shares of common stock, all of which were held by an affiliate of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

KBS REAL ESTATE INVESTMENT TRUST, INC.

Special Report on Form 10-K

INDEX

Page

Explanatory Note	1

Registrant’s Common Equity	2

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet for the Year Ended December 31, 2005	F-2

Notes to Consolidated Balance Sheet for the Year Ended December 31, 2005	F-3

Signatures

Exhibit Index

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Ex. 31.1

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Ex. 31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002	Ex. 32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002	Ex. 32.2

EXPLANATORY NOTE

On January 27, 2006, KBS Real Estate Investment Trust, Inc. (the “Company”) launched its ongoing initial public offering of 280,000,000 shares of common stock, par value $0.01 per share, at a price of $10 per share. A detailed description of the offering is included in the registration statement on Form S-11, as amended (SEC File No. 333-126087, effective January 13, 2006).

Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, that upon effectiveness does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special financial report should be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Company’s registration statement on Form S-11 (referenced above) did not contain the certified, year-end financial statements contemplated by Rule 15d-2; therefore, as required under the rule, the Company is hereby filing such certified financial statements with the Securities and Exchange Commission under cover of the facing page of an annual report on Form 10-K. The Company is also disclosing pursuant to NASD Conduct Rule 2710 the estimated value of its shares of common stock.

1

REGISTRANT’S COMMON EQUITY

The Company launched its initial public offering of 280,000,000 shares of common stock on January 27, 2006. In order for NASD members and their associated persons to participate in the Company’s ongoing public offering, the Company is required pursuant to NASD Conduct Rule 2710 to disclose in each annual report a per share estimated value of its shares, the method by which it was developed and the date of the data used to develop the estimated value. For this purpose, the estimated value of the Company’s shares of common stock is $10 per share as of December 31, 2005. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers).

As of April 4, 2006, the Company had not accepted any subscriptions for shares in its offering and had not purchased any properties. The Company will not sell any shares in its offering unless it raises $2,500,000 from persons not affiliated with the Company or its advisor. Even if the Company raises the minimum offering, the Company has no plans to list its shares on an exchange or the Nasdaq National Market. The Company’s charter also imposes restrictions on the ownership and transfer of its shares. There can be no assurance that stockholders could receive $10 per share if a market for the Company’s shares did develop in the future.

Until three years after the completion of the Company’s offering stage, the Company expects to continue to use the current offering price of its shares as the estimated per share value reported in its annual reports on Form 10-K. (The Company will view its offering stage as complete upon the termination of its first public equity offering that is followed by a one-year period in which it does not engage in another public equity offering. For purposes of this definition, a “public equity offering” does not include offerings on behalf of selling stockholders or offerings related to dividend reinvestment plans, employee benefit plans or the redemption of interests in KBS Limited Partnership).

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheet of KBS Real Estate Investment Trust, Inc. (the “Company”) as of December 31, 2005. The consolidated balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

March 24, 2006

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005

Assets

Cash	$200,000

Total assets	$200,000

Liabilities and stockholder’s equity

Liabilities

Total liabilities	$—

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200
Additional paid-in capital	199,800

Total stockholder’s equity	200,000

Total liabilities and stockholder’s equity	$200,000

See accompanying notes to consolidated balance sheet.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET

December 31, 2005

1. ORGANIZATION

KBS Realty Corporation was formed on June 13, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). On June 15, 2005, KBS Realty Corporation and KBS Real Estate Investment Trust, Inc., a Maryland corporation (“KBS REIT”), filed Articles of Merger (the “Articles of Merger”) with the State of Maryland. Pursuant to the Articles of Merger, KBS REIT was merged into KBS Realty Corporation with KBS Realty Corporation surviving the merger, and KBS Realty Corporation’s name was changed to KBS Real Estate Investment Trust, Inc. (the “Company”).

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of December 31, 2005, the 20,000 shares of common stock owned by the Advisor were the only issued and outstanding shares of the Company.

As a result of the merger, the Company succeeded, without other transfer, to all of the rights and assets of KBS REIT. The Company also became subject to all of the debts and liabilities of KBS REIT in the same manner as if the Company itself had incurred those debts and liabilities. As of June 15, 2005, the effective date of the merger, the Company directly owned all of the interests in KBS REIT Holdings LLC, a Delaware limited liability company (“KBS REIT Holdings”). Also as of June 15, 2005, the Company became the sole general partner of and directly owned a 0.1% general partnership interest in KBS Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). The Company, through KBS REIT Holdings, also became the sole limited partner of the Operating Partnership, owning a 99.9% limited partnership interest in the Operating Partnership. As of December 31, 2005, the Operating Partnership had no operations and no assets other than the partners’ initial capital contributions of $196,997. The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership.

The Company expects to invest in a diverse portfolio of real estate assets composed primarily of office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company may also make investments in mortgage loans and other real estate-related assets, including mezzanine debt, mortgage-backed securities and other similar structured finance investments. Subject to certain restrictions and limitations, the business of the Company will be managed by the Advisor pursuant to the Advisory Agreement the Company entered with the Advisor on November 8, 2005. The term of the Advisory Agreement ends after one year but may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice.

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006 and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

1. ORGANIZATION (CONTINUED)

(the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above.

As of December 31, 2005, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties. Also as of December 31, 2005, the Advisor had not identified any properties in which there was a reasonable probability that the Company or the Operating Partnership would invest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated balance sheet includes the accounts of the Company, KBS REIT Holdings and the Operating Partnership. The balance sheets of KBS REIT Holdings and the Operating Partnership are prepared using accounting policies consistent with those of the Company. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated balance sheet in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheet and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. The Operating Partnership’s account balance exceeds federally insurable limits. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of December 31, 2005.

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real Estate Purchase Price Allocation (Continued)

will amortize any capitalized above-market lease values as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The Company will amortize any capitalized below-market lease values as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Investment in Real Estate Assets

Costs related to the acquisition, development, construction and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Real Estate Assets (Continued)

not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be as follows:

Buildings	25 - 40 years
Building improvements	10 - 25 years
Land improvements	20 - 25 years
Tenant Improvements	Lease term

Valuation of Real Estate Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, the Company will assess the recoverability of the asset by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset.

Revenue Recognition

The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and it will include amounts expected to be received in later years in deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

The Company will recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.” The specific timing of a sale will be measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Allowance for Rents and Other Receivables

The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company has adopted an Employee and Independent Director Incentive Stock Plan. The Company will account for such stock plan in accordance with SFAS No. 123R Share-Based Payment, which requires the fair value of the stock option to be recognized as compensation expense over the vesting period.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2006. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company expects to authorize, declare and pay dividends on a monthly basis.

Dividends to be distributed to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Organization, Offering and Related Costs

Organization and offering costs of the Company are initially being paid by the Advisor or the Dealer Manager on behalf of the Company. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of broker-dealers) and (v) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor or the Dealer Manager, as applicable, for organization and offering costs associated with the Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of gross offering proceeds. In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor or the Dealer Manager for any organization and offering costs. As of December 31, 2005, the Advisor has incurred on behalf of the Company organization and offering costs of

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization, Offering and Related Costs (Continued)

approximately $2,220,693. These costs are not recorded in the financial statements of the Company as of December 31, 2005 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor or the Dealer Manager from the gross proceeds of the Offering.

Independent Director Compensation

The Company will pay each of the independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman will be paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman will be paid $3,000 for each teleconference committee meeting attended). All directors will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. No independent director fees are payable unless the Company sells the Minimum Number of Shares in its Offering. At December 31, 2005, independent director fees payable upon selling the Minimum Number of Shares were approximately $97,856. These fees are not recorded in the financial statements of the Company as of December 31, 2005 because such fees are not a liability of the Company until the Company sells the Minimum Number of Shares.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Code and intends to operate as such beginning with its taxable year ending December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

3. STOCKHOLDER’S EQUITY

General

Under the Articles of Incorporation of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock, each as defined by the Company’s Articles of Incorporation.

The shares of common stock have a par value of $.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of December 31, 2005, the Company has authorized 1,000,000,000 shares of common stock and issued 20,000 shares of common stock.

The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2005, the Company has authorized 10,000,000 shares of preferred stock and none have been issued.

Employee and Independent Director Incentive Stock Plan

The Company has adopted an Employee and Independent Director Incentive Stock Plan to provide for the grant of awards to its employees (in the event it ever has employees), employees of the Advisor, employees of entities that provide services to the Company, the Company’s independent directors, managers or directors of the Advisor or of entities that provide services to the Company, certain of the Company’s consultants and certain consultants to the Advisor or to entities that provide services to the Company. Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards, dividend equivalent rights and other stock-based awards. The total number of shares of common stock reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of the Company’s outstanding shares at any time but not to exceed 10,000,000 shares. At December 31, 2005, no awards had been granted under the plan.

Dividend Reinvestment Plan

The Company has adopted an amended and restated dividend reinvestment plan (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the dividends declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash dividends. The initial purchase price per share under the DRP will be $9.50. Three years after the completion of the offering stage, shares issued pursuant to the plan will be priced at the net asset value per share of the Company’s common stock, as estimated by the Advisor or a firm chosen for that purpose. The offering stage will be considered complete when the Company is no longer publicly offering equity securities and

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

3. STOCKHOLDER’S EQUITY (CONTINUED)

Dividend Reinvestment Plan (Continued)

has not done so for one year. The Company will pay 3% selling commissions in connection with sales of shares under the DRP to the extent it paid selling commissions on the shares to which the dividends relate. Otherwise, the Company will not pay selling commissions on the shares sold under the DRP. The Company will not pay any dealer manager fees in connection with shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant shall only take effect upon ten days’ written notice to participants.

Share Redemption Program

As the Company’s stock is currently not listed on a national exchange, there is no market for the Company’s stock. As a result, there is risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder.

On October 31, 2005, the Company’s board of directors approved (but delayed the adoption of) a share redemption program that would enable the Company’s stockholders to sell their shares to the Company in limited circumstances. However, the board of directors had not adopted the program at December 31, 2005 because the Company was seeking exemptive relief from the SEC from restrictions on issuer repurchases during a distribution. On February 16, 2006, the SEC granted the Company an exemption, based solely on the Company’s representations and the facts presented to the staff. On March 8, 2006, the Company’s board of directors adopted the share redemption program.

There are numerous restrictions on a stockholder’s ability to sell his or her shares to the Company under the program. Stockholders have to hold their shares for one year before selling their shares. In addition, the Company limits the number of shares redeemed pursuant to the share redemption program as follows: (1) during any calendar year, the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and (2) funding for the redemption of shares comes exclusively from the net proceeds the Company received from the sale of shares under the dividend reinvestment plan during the prior calendar year. Further, the Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent the Company from accommodating all requests made in any year. Initially, the Company would redeem shares at the lower of $9.00 or 90% of the price paid to acquire the shares from the Company. Three years after the completion of the Company’s offering stage, the redemption price per share would be equal to the net asset value per share of common stock, as estimated by the Advisor or another firm chosen for that purpose. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for one year. The share redemption program has different rules if shares are being redeemed in connection with the death of a stockholder. The Company’s board of directors can amend or terminate the share redemption program with 30 days’ advance notice.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

4. RELATED PARTY TRANSACTIONS

On November 8, 2005, the Company executed an Advisory Agreement with the Advisor, and on January 27, 2006, upon the launch of the Offering, the Company executed a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

Form of Compensation	Amount
Selling Commission	The Company will pay the Dealer Manager up to 6% of the gross offering proceeds (3% for sales of shares under the dividend reinvestment plan) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager will reallow 100% of commissions earned to participating broker-dealers.

Assuming all shares are sold at the highest possible selling commissions (with no discounts to any categories of purchasers) and a $9.50 price for each share sold through the dividend reinvestment plan, estimated selling commissions are approximately $150,000 if the Company sells the minimum of 250,000 shares and approximately $142,800,000 if the Company sells the maximum of 280,000,000 shares.

Dealer Manager Fee	The Company will pay the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee.

The estimated dealer management fee is approximately $87,500 if the Company sells the minimum of 250,000 shares and approximately $70,000,000 if the Company sells the maximum of 280,000,000 shares.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

4. RELATED PARTY TRANSACTIONS (CONTINUED)

Form of Compensation	Amount
Reimbursement of Organization and Offering Expenses	The Company will reimburse the Advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

The Company estimates organization and offering costs of approximately $137,500 if the Company sells the minimum of 250,000 shares and approximately $22,400,000 if the Company sells the maximum of 280,000,000 shares.

Acquisition Fee	The Company will pay the Advisor 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments.

Asset Management Fee*	The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments.

Reimbursement of Operating Expenses*	The Company will reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company will not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

4. RELATED PARTY TRANSACTIONS (CONTINUED)

Form of Compensation	Amount
Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange or the Nasdaq National Market, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

*	The Advisor must reimburse the Company the amount by which the Company’s aggregate annual total operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that the Company does not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee may be limited by the restriction on “total operating expenses.” In addition, stock-based awards treated as an expense under GAAP will count toward the restriction on “total operating expenses.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEET (CONTINUED)

December 31, 2005

4. RELATED PARTY TRANSACTIONS (CONTINUED)

Conflicts of Interest

All of the Company’s executive officers and some of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and other KBS-affiliated entities. Through KBS-affiliated entities, these persons also serve as investment advisers to institutional investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are 1) the determination of whether an investment opportunity should be recommended to the Company or another KBS-sponsored program or KBS-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, management and sale of properties regardless of the quality of the property acquired or the service provided the Company; and 4) the fees received by the Advisor, the Dealer Manager, and its affiliates in connection with the Company’s public offering of equity securities.

5. ECONOMIC DEPENDENCY

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Dated: April 4, 2006	BY:	/s/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Date	Signature
April 4, 2006	/s/ Charles J. Schreiber, Jr. Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director

April 4, 2006	/s/ Hank Adler Hank Adler	Director

April 4, 2006	/s/ Peter McMillan III Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director

April 4, 2006	/s/ Stacie K. Yamane Stacie K. Yamane	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Controller

EXHIBIT INDEX

The following exhibits are filed as part of this special financial report on Form 10-K:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002