Form 10-Q
period 2006-03-31
KBS Real Estate Investment Trust, Inc.
filed 2006-05-04
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-126087

KBS REAL ESTATE INVESTMENT TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-2985918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300
Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑    The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-126087), was declared effective January 13, 2006. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 4, 2006, there were 20,000 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

FORM 10-Q

KBS REAL ESTATE INVESTMENT TRUST, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	2

	Consolidated Statement of Operations for the Three Months Ended March 31, 2006 (unaudited)	3

	Consolidated Statements of Stockholder’s Equity for the Three Months Ended March 31, 2006 and the Period from June 13, 2005 (Inception) to December 31, 2005 (unaudited)	4

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 (unaudited)	5

	Condensed Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$198,720	$200,000
Prepaid insurance	181,386	—

Total assets	$380,106	$200,000

Liabilities and stockholder’s equity

Liabilities
Accrued liabilities	$76,093	$—
Due to affiliates	208,181	—

Total liabilities	284,274	—
Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(104,168)	—

Total stockholder’s equity	95,832	200,000

Total liabilities and stockholder’s equity	$380,106	$200,000

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006

(unaudited)

Interest income	$322
Expenses:
General and administrative costs	(104,490)

Net loss	$(104,168)

Loss per common share, basic and diluted	$(5.21)

Weighted average number of common shares outstanding	20,000

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2006 and the

Period from June 13, 2005 (Inception) to December 31, 2005

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance, June 13, 2005 (inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	200,000

Balance, December 31, 2005	20,000	200	199,800	—	200,000
Net loss	—	—	—	(104,168)	(104,168)

Balance, March 31, 2006	20,000	$200	$199,800	$(104,168)	$95,832

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006

(unaudited)

Cash Flows from Operating Activities
Net loss	$(104,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid insurance	(181,386)
Accrued liabilities	76,093
Due to affiliates	208,181

Net cash used in operating activities	(1,280)

Net decrease in cash and cash equivalents	(1,280)
Cash and cash equivalents - beginning of period	200,000

Cash and cash equivalents - end of period	$198,720

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

KBS Realty Corporation was formed on June 13, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that will end December 31, 2006. On June 15, 2005, KBS Realty Corporation and KBS Real Estate Investment Trust, Inc., a Maryland corporation (“KBS REIT”), filed Articles of Merger (the “Articles of Merger”) with the State of Maryland. Pursuant to the Articles of Merger, KBS REIT was merged into KBS Realty Corporation with KBS Realty Corporation surviving the merger, and KBS Realty Corporation’s name was changed to KBS Real Estate Investment Trust, Inc. (the “Company”).

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of March 31, 2006, the 20,000 shares of common stock owned by the Advisor were the only issued and outstanding shares of the Company.

As a result of the merger, the Company succeeded, without other transfer, to all of the rights and assets of KBS REIT. The Company also became subject to all of the debts and liabilities of KBS REIT in the same manner as if the Company itself had incurred those debts and liabilities. As of June 15, 2005, the effective date of the merger, the Company directly owned all of the interests in KBS REIT Holdings LLC, a Delaware limited liability company (“KBS REIT Holdings”). Also as of June 15, 2005, the Company became the sole general partner of and directly owned a 0.1% general partnership interest in KBS Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). The Company, through KBS REIT Holdings, also became the sole limited partner of the Operating Partnership, owning a 99.9% limited partnership interest in the Operating Partnership. As of March 31, 2006, the Operating Partnership had no real estate operations. The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership.

The Company expects to invest in a diverse portfolio of real estate assets composed primarily of office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also intends to make investments in mortgage loans and other real estate-related assets, including mezzanine debt, mortgage-backed securities and other similar structured finance investments. Subject to certain restrictions and limitations, the business of the Company will be managed by the Advisor pursuant to the Advisory Agreement the Company entered with the Advisor on November 8, 2005. The term of the Advisory Agreement ends after one year but may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice.

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006 and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above.

As of March 31, 2006, neither the Company nor the Operating Partnership had purchased any properties. On March 28, 2006, the Advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase a 120,500-square-foot office building located in Tampa, Florida for a gross purchase price of $24,250,000 plus closing costs. On April 26, 2006, this purchase and sale agreement was assigned by the Advisor to an indirect, wholly owned subsidiary of the Operating Partnership. Pursuant to the agreement, this subsidiary will be obligated to purchase the property only after satisfaction of agreed upon closing conditions.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of KBS REIT Holdings and the Operating Partnership are prepared using accounting policies consistent with those of the Company. The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to present a fair statement of the results for those periods. These consolidated financial statements should be read in conjunction with the balance sheet and notes thereto as of December 31, 2005 included in the Company’s special report on Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. The Operating Partnership’s account balance exceeds federally insurable limits. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of March 31, 2006.

Organization, Offering and Related Costs

Organization and offering costs of the Company are initially being paid by the Advisor, the Dealer Manager and their affiliates on behalf of the Company. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs associated with the Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of gross offering proceeds. In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public by January 13, 2007, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of March 31, 2006, the Advisor and its affiliates have incurred on behalf of the Company organization and offering costs of approximately $2,580,000. These costs are not recorded in the accompanying financial statements of the Company because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

incurred, and offering costs will be deferred and charged to stockholder’s equity as such amounts are reimbursed from the gross proceeds of the Offering.

Independent Director Compensation

The Company will pay each of the independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman will be paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman will be paid $3,000 for each teleconference committee meeting attended). All directors will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. No independent director fees are payable unless the Company sells the Minimum Number of Shares in its Offering. At March 31, 2006, independent director fees payable upon selling the Minimum Number of Shares were approximately $138,106. These fees are not recorded in the accompanying financial statements of the Company because such fees are not a liability of the Company until the Company sells the Minimum Number of Shares. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor as discussed in Note 3.

General and Administrative Expenses

General and administrative expenses, totaling $104,490, consisted primarily of insurance premiums and professional fees for the three months ended March 31, 2006. No general and administrative costs were incurred for the period ended December 31, 2005.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT. The Company was not a REIT for its 2005 taxable year.

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the three months ended March 31, 2006.

3.	RELATED PARTY TRANSACTIONS

Fees to Affiliates

On November 8, 2005, the Company executed an Advisory Agreement with the Advisor, and on January 27, 2006, upon the launch of the Offering, the Company executed a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor,

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Dealer Manager and their affiliates on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

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

The estimated dealer manager fee is approximately $87,500 if the Company sells the minimum of 250,000 shares and approximately $70,000,000 if the Company sells the maximum of 280,000,000 shares.

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

Acquisition Fee	The Company will pay the Advisor 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments.

Asset Management Fee*	The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Form of Compensation	Amount

Reimbursement of Operating Expenses*	The Company will reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company will not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor.

Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange or the Nasdaq National Market, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

*	The Advisor must reimburse the Company the amount by which the Company’s aggregate annual total operating expenses exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that the Company does not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee may be limited by the restriction on “total operating expenses.” In addition, stock-based awards treated as an expense under GAAP will count toward the restriction on “total operating expenses.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Due to Affiliates

As of March 31, 2006, $208,181 was payable to an affiliate of the Advisor primarily for reimbursement of insurance premiums.

4.	ECONOMIC DEPENDENCY

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

5.	SUBSEQUENT EVENTS

Purchase and Sale Agreement

On May 2, 2006, the Advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase a 325,172-square-foot office building in St. Louis, Missouri for a gross purchase price of $95,050,000 plus closing costs. Pursuant to the agreement, the Company will be obligated to purchase the property only after satisfactory completion of its due diligence and satisfaction of agreed upon closing conditions.

Status of the Offering

As of May 2, 2006, the Company had received and accepted subscriptions in the Offering for 47,350 shares of common stock or $473,500. The Company will not sell any shares in the Offering unless it raises the minimum offering amount of $2,500,000 by January 13, 2007 from persons who are not affiliated with the Company or the Advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent in trust for subscribers’ benefit. If the Company does not raise $2,500,000 in the Offering by January 13, 2007, the Company will promptly return all funds in the escrow account (including interest) to subscribers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as “the Operating Partnership” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless required by law.

Following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Neither we nor our advisor have a prior operating history and our advisor does not have any experience operating a public company. This inexperience makes our future performance difficult to predict.

•	All of our executive officers and some of our directors are also officers, managers and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. As a result, our executive officers, some of our directors, our advisor and its affiliates will face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other investors advised by KBS affiliates and conflicts in allocating time among us and these other investors. These conflicts could result in unanticipated actions.

•	Because investment opportunities that are suitable for us may also be suitable for other KBS-advised investors, our advisor and its affiliates will face conflicts of interest relating to the purchase of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive properties, which could reduce the investment return to our stockholders.

•	If we raise substantially less than the maximum offering in our ongoing initial public offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	While we are raising capital and investing the proceeds of our initial public offering, the high demand for the type of properties we desire to acquire may cause our dividend and the long-term returns of our investors to be lower than they otherwise would.

•	We will depend on tenants for our revenue, and, accordingly, our revenue will be dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-126087) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview

We are a newly organized Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year that will end December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087)

with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our initial public offering on January 27, 2006.

We will not sell any shares in our initial public offering unless we raise the minimum offering amount of $2,500,000 by January 13, 2007 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent in trust for subscribers’ benefit. If we do not raise $2,500,000 in the offering by January 13, 2007, we will promptly return all funds in the escrow account (including interest) to subscribers. As of May 2, 2006, we had received and accepted subscriptions in the offering for 47,350 shares of common stock or $473,500. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our initial public offering to acquire and manage a diverse portfolio of real estate assets composed primarily of office, industrial and retail properties located in large metropolitan areas in the United States. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, KBS Capital Advisors, will conduct our operations and manage our portfolio of real estate investments.

We plan to diversify our portfolio by geographic region, property type, investment size and investment risk with the goal of attaining a portfolio of income-producing properties that will provide attractive and stable returns to our investors. We expect to allocate approximately 70% of our portfolio to core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover. We will seek to invest approximately 30% of our assets in enhanced-return properties and real estate-related investments. Enhanced-return properties are higher-yield and higher-risk investments that our advisor will actively manage and seek to reposition. Examples of enhanced-return properties that we will seek to acquire and reposition include: properties with moderate vacancies or near-term lease rollovers; poorly managed and positioned properties; properties owned by distressed sellers; and built-to-suit properties. The types of real estate-related investments we will pursue include real estate common and preferred equities, mortgage-backed securities and other forms of mortgage debt and certain illiquid securities, including mezzanine loans and bridge loans.

Liquidity and Capital Resources

As of March 31, 2006, we had cash on hand of $198,720. We are dependent upon the net proceeds from our initial public offering to conduct our proposed operations. We will obtain the capital required to purchase properties and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

We currently have no outstanding debt, although we expect to use debt to acquire our properties. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. During the early stages of our initial public offering, we expect that the conflicts committee will approve debt in excess of this limit.

We have begun discussions to obtain up to $190,000,000 in secured debt from national lenders. We would use these funds to purchase a portfolio of properties and other real estate-related investments at a cost of up to $200,000,000 (including acquisition costs and expenses and the acquisition fee paid to our advisor). To the extent that initial sales in our initial public offering are insufficient to fund the difference between the cost of the portfolio and the amount of debt secured from third-party lenders, we would likely secure a loan from affiliates of our advisor to fund the difference. No binding commitment to provide financing has been secured from any lender.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager, our advisor and their affiliates for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and purchase of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2006. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to pay dividends on a monthly basis. We have not established a minimum distribution level.

Results of Operations

Our results of operations as of March 31, 2006 are not indicative of those expected in future periods as we were in our organizational stage and had not commenced real estate operations. During the period from inception (June 13, 2005) to December 31, 2005, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on January 13, 2006 and we launched our ongoing initial public offering on January 27, 2006 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

For the three months ended March 31, 2006, we had a net loss of $104,168 due primarily to general and administrative costs of $104,490 incurred in connection with the commencement of our operations. These general and administrative costs consisted primarily of insurance premiums and professional fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments.

Our organization and offering costs are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,500,000 by January 13, 2007, we will terminate our initial public offering and have no obligation to reimburse the advisor, the dealer manager or their affiliates for any organization and offering costs. Our advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $2,580,000 through March 31, 2006. These costs are not recorded in our financial statements because such costs are not a liability to us until we sell the minimum number of shares, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We will also pay our independent directors an annual retainer of $25,000 plus fees for attendance at board and committee meetings. No independent director fees are payable unless we sell the minimum number of shares in our initial public offering. At March 31, 2006, independent director fees payable upon selling the minimum number of shares were approximately $138,106.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence real estate operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” we will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above- or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

We will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Investment in Real Estate Assets

We will have to make subjective assessments as to the useful lives of our depreciable assets. These assessments will have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. Costs related to the acquisition, development, construction and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be as follows:

Buildings	25 - 40 years
Building improvements	10 - 25 years
Land improvements	20 - 25 years
Tenant Improvements	Lease term

Valuation of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, we will assess the recoverability of the asset by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Projections of future cash flows require us to estimate the expected future operating income and expenses related to an asset as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of our assets’ future cash flows and fair values and could result in the overstatement of the carrying values of our real estate assets and an overstatement of our net income.

Revenue Recognition

We will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we will include amounts expected to be received in later years in deferred rents. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We will recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.” The specific timing of a sale will be measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we will defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Distribution Policy

We intend to make distributions each taxable year equal to at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). We expect to authorize, declare and pay dividends on a monthly basis.

Dividends to be distributed to stockholders will be determined by our board of directors and will be dependent upon a number of factors relating to us, including funds available for the payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2006, and we expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Purchase and Sale Agreements

On March 28, 2006, our advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase a 120,500-square-foot office building located in Tampa, Florida for a gross purchase price of $24,250,000 plus closing costs. Our advisor assigned this purchase and sale agreement to us on April 26, 2006. Pursuant to the agreement, we will be obligated to purchase the property only after satisfaction of agreed upon closing conditions.

On May 2, 2006, our advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase a 325,172-square-foot office building in St. Louis, Missouri for a gross purchase price of $95,050,000 plus closing costs. Pursuant to this purchase and sale agreement, we will be obligated to purchase the property only after satisfactory completion of due diligence and satisfaction of agreed upon closing conditions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of March 31, 2006, a 1% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006 and is ongoing. KBS Capital Markets Group LLC, an affiliate of our advisor, is the dealer manager of our offering. We may not sell any shares in the offering until we have raised gross offering proceeds of $2,500,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent in trust for subscribers’ benefit. If we do not raise $2,500,000 in the offering by January 13, 2007, we will promptly return all funds in the escrow account (including interest) to subscribers. As of May 2, 2006, we had received and accepted subscriptions in the offering for 47,350 shares of common stock or $473,500.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 8, 2006, we held our annual meeting of stockholders in Newport Beach, California. Our sole stockholder, KBS Capital Advisors, approved the amendment and restatement of our charter and elected the following individuals to the board of directors, each to hold office until the 2007 annual meeting of stockholders and until his or her successor is elected and qualifies: Charles J. Schreiber, Jr., Peter McMillan III, Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D.

Item 5.	Other Information

(a)	During the period covered by this report, there was no information that was required to be disclosed in a report on Form 8-K.

(b)	In order for a stockholder to nominate a director or propose new business at the annual stockholders’ meeting, our bylaws generally require that the stockholder give notice of the nomination or proposal at least 90 days but not more than 120 days prior to the first anniversary of the date of the mailing of the notice for the preceding year’s annual stockholders’ meeting, unless such nomination or proposal is made pursuant to our notice of the meeting or by or at the direction of the board of directors, however, in the event that the date of mailing of the notice for the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of mailing of the notice for the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the 120th day prior to the date of mailing of the notice for such annual meeting and not later than the close of business on the later of the 90th day prior to the date of mailing of the notice for such annual meeting or the 10th day following the day on which disclosure of the date of mailing of the notice for such meeting is first made. Our bylaws contain a similar notice requirement in connection with nominations for directors at a special meeting of stockholders called for the purpose of electing one or more directors. Failure to comply with the notice provisions will make stockholders unable to nominate directors or propose new business.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Charter of the Company

3.2	Amended and Restated Bylaws of the Company

4.1	First Amendment to Escrow Agreement

10.1	Dealer Manager Agreement with Selected Dealer Agreement

PART II. OTHER INFORMATION

10.2	Sale, Purchase and Escrow Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) among NCFLA II Owner LLC, KBS Capital Advisors LLC and Commercial Property Title LLC, dated as of March 28, 2006

10.3	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Capital Advisors LLC and KBS Sabal Pavilion, LLC, dated as of April 26, 2006

10.4	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Sabal Pavilion, LLC and NCFLA II Owner LLC, dated as of April 27, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 4, 2006	By:	/s/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: May 4, 2006	By:	/s/ STACIE K. YAMANE
Stacie K. Yamane
Chief Financial Officer and Controller