Form 10-Q
period 2006-06-30
KBS Real Estate Investment Trust, Inc.
filed 2006-08-14
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2006, there were 965,269 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

June 30, 2006

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	2

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 (unaudited)	3

	Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2006 and the Period from June 13, 2005 (Inception) to December 31, 2005 (unaudited)	4

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2006 (unaudited)	5

	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$196,633	$200,000
Restricted cash	5,401,069	—
Prepaid insurance	130,125	—

Total assets	$5,727,827	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued liabilities	$372,495	$—
Due to affiliates	1,009,418	—

Total liabilities	1,381,913	—
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Common stock issuable upon breaking escrow, 541,161 shares, $.01 par value	5,412	—
Additional paid-in capital	4,804,117	199,800
Accumulated deficit	(463,815)	—

Total stockholders’ equity	4,345,914	200,000

Total liabilities and stockholders’ equity	$5,727,827	$200,000

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2006

(unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Interest income	$—	$322
Expenses:
General and administrative	(359,647)	(464,137)

Net loss	$(359,647)	$(463,815)

Loss per common share, basic and diluted	$(3.60)	$(7.71)

Weighted-average number of common shares, issuable and outstanding	99,950	60,196

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006 and the

Period from June 13, 2005 (Inception) to December 31, 2005

(unaudited)

	Common Stock		Common Stock Issuable upon Breaking Escrow		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 13, 2005 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	—	—	199,800	—	200,000

Balance, December 31, 2005	20,000	200	—	—	199,800	—	200,000
Common stock issuable upon breaking escrow	—	—	541,161	5,412	5,395,657	—	5,401,069
Commissions on stock sales and related dealer manager fees	—	—	—	—	(503,193)	—	(503,193)
Other offering costs	—	—	—	—	(288,147)	—	(288,147)
Net loss	—	—	—	—	—	(463,815)	(463,815)

Balance, June 30, 2006	20,000	$200	541,161	$5,412	$4,804,117	$(463,815)	$4,345,914

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2006

(unaudited)

Cash Flows from Operating Activities
Net loss	$(463,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid insurance	(130,125)
Accrued liabilities	372,495
Due to affiliates	218,078

Net cash used by operating activities	(3,367)

Cash Flows from Financing Activities
Common stock issuable upon breaking escrow	5,401,069
Restricted cash	(5,401,069)

Net cash provided by financing activities	—

Net change in cash and cash equivalents	(3,367)
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$196,633

Supplemental schedule of non-cash financing activities:
Amounts accrued as due to affiliates:
Commissions on stock sales and related dealer manager fees	$503,193
Other offering costs	288,147

$791,340

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

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

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of June 30, 2006, the 20,000 shares of common stock owned by the Advisor were the only issued and outstanding shares of the Company. At June 30, 2006, the Company had received offering proceeds for an additional 541,161 shares of its common stock, which shares were issued on July 5, 2006. See Note 6, “Subsequent Events – Status of the Offering.”

As a result of the merger, the Company succeeded, without other transfer, to all of the rights and assets of KBS REIT. The Company also became subject to all of the debts and liabilities of KBS REIT in the same manner as if the Company itself had incurred those debts and liabilities. As of June 15, 2005, the effective date of the merger, the Company directly owned all of the interests in KBS REIT Holdings LLC, a Delaware limited liability company (“KBS REIT Holdings”). Also as of June 15, 2005, the Company became the sole general partner of and directly owned a 0.1% partnership interest in KBS Limited Partnership, a Delaware limited partnership (the “Operating Partnership”). KBS REIT Holdings owned the remaining 99.9% partnership interest in the Operating Partnership and was the sole limited partner of the Operating Partnership.

In connection with securing financing for a property acquisition, on June 29, 2006, KBS REIT Holdings transferred the majority of its partnership interests in the Operating Partnership to the Company. As a result of the transfer, KBS REIT Holdings retained a 1% partnership interest in the Operating Partnership and remained the sole limited partner of the Operating Partnership, and the Company, as sole general partner, became the direct owner of the remaining 99% partnership interest in the Operating Partnership. As of June 30, 2006, the Operating Partnership had no real estate operations. The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership.

The Company expects to invest in a diverse portfolio of real estate assets composed primarily of office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also intends to make investments in mortgage loans and other real estate-related assets, including mezzanine debt, mortgage-backed securities and other similar structured finance investments. Subject to certain restrictions and limitations, the business of the Company will be managed by the Advisor pursuant to the Advisory Agreement the Company entered with the Advisor on November 8, 2005 (the “Advisory Agreement”). The term of the Advisory Agreement ends after one year but may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice.

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

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

As of June 30, 2006, neither the Company nor the Operating Partnership had purchased any properties. On March 28, 2006, the Advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase a 120,500 rentable-square-foot office building located in Tampa, Florida (the “Sabal Pavilion Building”) for a gross purchase price of $24,250,000 plus closing costs. On April 26, 2006, this purchase and sale agreement was assigned by the Advisor to an indirect, wholly owned subsidiary of the Operating Partnership. The acquisition of the Sabal Pavilion Building was completed on July 7, 2006. See Note 6, “Subsequent Events – Acquisitions.”

On May 2, 2006, the Advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase a 16-story office building containing approximately 325,172 rentable square feet (the “Plaza in Clayton”) located on an approximate 2.31-acre parcel of land at 190 Carondelet Plaza in St. Louis, Missouri for a purchase price of $95,050,000 plus closing costs. The Company would be obligated to purchase the Plaza in Clayton only after the purchase agreement is assigned to it by the Advisor and then only upon satisfactory completion of due diligence and satisfaction of agreed-upon closing conditions.

On July 18, 2006, the Company also purchased a $15,896,000 junior mezzanine loan (the “Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Tribeca Mezzanine Loan was $12,949,510 plus closing costs, which was the amount funded to the borrower under the loan to date. The Company is obligated to fund an additional $2,946,490 under the loan. The Tribeca Mezzanine Loan is being used by the borrower to fund soft costs related to the conversion of an eight-story loft building into a 10-story condominium building with 66 single-level to tri-level luxury condominium units (the “Tribeca Building”). The Tribeca Building is located at 415 Greenwich Street in New York, New York. See Note 6, “Subsequent Events – Acquisitions.”

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. The Operating Partnership’s account balance exceeds federally insurable limits. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of June 30, 2006, except as set forth in Note 4, “Restricted Cash.”

Organization, Offering and Related Costs

Organization and offering costs of the Company are initially being paid by the Advisor, the Dealer Manager and their affiliates on behalf of the Company. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs associated with the Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of gross offering proceeds. As of June 30, 2006, the Advisor and its affiliates have incurred on behalf of the Company organization and offering costs of approximately $2,928,000. These costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. The Company has no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs unless the Company sells the Minimum Number of Shares in the Offering. Although the Company had not broken escrow in the Offering at June 30, 2006, it had received gross offering proceeds of $5,401,069 for the purchase of 541,161 shares, an amount in excess of the Minimum Number of Shares required to break escrow. As a result, the Company accrued organization costs of $8,912, offering costs of $288,147 and selling commissions and dealer manager fees of $503,193 at June 30, 2006. The Company broke escrow in the Offering on July 5, 2006. See Note 6, “Subsequent Events – Status of the Offering.” Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

Independent Director Compensation

The Company will pay each of the independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman will be paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman will be paid $3,000 for each teleconference committee meeting attended). All directors will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. At June 30, 2006, independent director fees payable were approximately $178,356. No independent director fees are payable unless the Company sells the Minimum Number of Shares in the Offering. Although the Company had not broken escrow in the Offering at June 30, 2006, it had received gross offering proceeds of $5,401,069 for the purchase of 541,161 shares, an amount in excess of the Minimum Number of Shares required to break escrow. As a result, the Company accrued for these fees and recorded them as general and administrative expense in the accompanying financial statements of the Company. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 3. Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses (as defined in Note 3) that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

General and Administrative Expenses

General and administrative expenses, totaling $359,647 and $464,137, for the three and six months ended June 30, 2006, respectively, consisted primarily of insurance premiums, independent director fees and professional fees. To the extent included in the definition of total operating expenses (as set forth in Note 3), general and administrative expenses are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 3. Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issuable and outstanding during such period. Shares issuable and outstanding include both shares issued and outstanding at June 30, 2006 and shares issuable upon breaking escrow. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the three and six months ended June 30, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

3. RELATED PARTY TRANSACTIONS

Fees to Affiliates

On November 8, 2005, the Company executed an Advisory Agreement with the Advisor, and on January 27, 2006, upon the launch of the Offering, the Company executed a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager and their affiliates on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company. The fees and reimbursement obligations are as follows:

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

Form of Compensation	Amount

Asset Management Fee*	The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments.

Reimbursement of Operating Expenses*	The Company will reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company will not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor.

Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

Form of Compensation	Amount
Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange or the Nasdaq National Market, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

*	The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that the Company does not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee may be limited by the restriction on “total operating expenses.” In addition, stock-based awards treated as an expense under GAAP will count toward the restriction on “total operating expenses.”

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

Due to Affiliates

As of June 30, 2006, $1,009,418 was payable to the Advisor or an affiliate of the Advisor primarily for reimbursement of insurance premiums and organization and offering expenses, which includes amounts payable for selling commissions and dealer manager fees related to offering proceeds received for the purchase of shares of the Company’s common stock.

4. RESTRICTED CASH

Restricted cash as of June 30, 2006 consisted of offering proceeds amounting to $5,401,069 maintained in an escrow account on behalf of the Company. Such restricted cash represents offering proceeds received to purchase shares of the Company’s common stock, which shares, on an aggregate basis, exceeded the Minimum Number of Shares required to break escrow; however, the Company elected to delay the breaking of escrow until July 5, 2006, shortly before the purchase of its first investment. See Note 6, “Subsequent Events – Status of the Offering.”

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

6. SUBSEQUENT EVENTS

Status of the Offering

As of July 5, 2006, the Company’s escrow agent had received approximately $5.45 million of gross offering proceeds to purchase 546,035 shares of its common stock, which is sufficient to satisfy the minimum offering amount in the Company’s Offering. On July 5, 2006, the Company instructed the escrow agent to transfer all proceeds in the escrow account, less interest, to the Company. As of August 9, 2006, the Company had received $9.43 million of gross proceeds in the Offering to purchase shares of common stock.

Acquisitions

On July 7, 2006, the Company purchased the Sabal Pavilion Building, a four-story office building containing approximately 120,500 rentable square feet, from an unaffiliated seller. The Sabal Pavilion Building is located on an 11.9-acre parcel of land at 3620 Queen Palm Drive in Tampa, Florida. The purchase price of the Sabal Pavilion Building was approximately $24,250,000, plus closing costs.

In connection with the acquisition of the Sabal Pavilion Building, the Company obtained a $14,700,000 fixed rate mortgage loan from Wells Fargo Bank. The loan matures on August 1, 2036 and bears interest at a rate of 6.38% per annum. This loan is secured by the Sabal Pavilion Building. Also in connection with the acquisition, the Company obtained a $4,898,000 mezzanine loan from Wells Fargo Bank secured by a 100% equity interest in the wholly-owned subsidiary that holds title to the property. This loan matures on January 7, 2007 and bears interest at a variable rate equal to LIBOR plus 225 basis points.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

The Company also borrowed $5,572,137 from KBS Holdings LLC in connection with the purchase of the Sabal Pavilion Building. KBS Holdings LLC is a limited liability company that is wholly owned by the Company’s sponsors, each of whom is an officer and/or director of the Company. Pursuant to the promissory note entered in connection with this loan, the Company agreed to repay any advances, up to an aggregate principal amount of $10,000,000, plus any interest on the unpaid principal advanced under the note, by July 6, 2008. KBS Holdings may, upon written demand, require the Company to prepay outstanding amounts under the promissory note, in whole or in part, provided that funds are available from the proceeds of the Offering. Pursuant to the promissory note, funds are deemed available from the Offering if the Company has not used or become contractually obligated to use such proceeds for another purpose, including the repayment of third-party debt related to the properties or other assets the Company acquires. The promissory note is unsecured. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6% per annum.

On July 18, 2006, the Company purchased a $15,896,000 junior mezzanine loan (the “Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Tribeca Mezzanine Loan was $12,949,510 plus closing costs, which was the amount funded to the borrower under the loan to date. The Company is obligated to fund an additional $2,946,490 under the loan for future soft costs. The Tribeca Mezzanine Loan bears interest at a variable rate equal to LIBOR plus 850 basis points and has an initial maturity date of March 1, 2008 with a one-year extension option subject to the payment of an extension fee and certain other conditions. Prior to the maturity date, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). In addition, the borrower under the Tribeca Mezzanine Loan shall pay the Company an amount that brings the annualized internal rate of return on the Tribeca Mezzanine Loan to 25% prior to satisfaction of the loan. The Tribeca Mezzanine Loan is being used to fund future soft costs related to the conversion of an eight-story loft building into a 10-story condominium building with 66 single-level to tri-level luxury condominium units (the “Tribeca Building”). The Tribeca Building is located at 415 Greenwich Street in New York, New York. There is approximately $125,000,000 of senior financing on the project.

The acquisition of the Tribeca Mezzanine Loan was funded with proceeds from a $7,122,231 repurchase agreement with Greenwich Capital Financial Products, Inc., a $2,875,000 advance under the loan from KBS Holdings (which loan is described above) and with proceeds from the Company’s initial public offering. The financing under the repurchase agreement with Greenwich Capital Financial Products, Inc. matures on July 17, 2007, but may be accelerated on any event of default and may be prepaid by the Company subject to certain conditions. The financing bears interest at a rate of LIBOR plus 200 basis points, reset monthly, prior to any event of default. This financing is effectively secured under the repurchase agreement by principal and interest payments on the Tribeca Mezzanine Loan.

Dividends and Amendment to Advisory Agreement

On July 18, 2006, the Company’s board of directors declared a daily dividend for the period from July 18, 2006 through July 31, 2006, which dividend will be paid in cash in August 2006. The board also declared a daily dividend for the period from August 1, 2006 through August 31, 2006, which dividend will be paid in cash in September 2006. On August 8, 2006, the Company’s board of directors declared a daily dividend for the period from September 1, 2006 through September 30, 2006, which dividend will be paid in cash in October 2006, and a daily dividend for the period from October 1, 2006 through October 31, 2006, which dividend will be paid in cash in November 2006. The dividends will be calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2006

(unaudited)

In order that the Company’s investors could begin earning cash dividends, the Company and its Advisor entered into an amendment to the Advisory Agreement. Pursuant to the amendment, the Advisor has agreed to advance funds to the Company equal to the cumulative amount of distributions declared by the Company for the period ending October 31, 2006 less the amount of the Company’s funds from operations (as defined by NAREIT) from January 1, 2006 through October 31, 2006, provided that in no event will the amount of the advance be more than the cumulative amount of distributions declared by the Company for the period ending October 31, 2006. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)

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

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

Following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Neither we nor our advisor have a prior operating history and our advisor does not have any experience operating a public company. This inexperience makes our future performance difficult to predict.

•	All of our executive officers and some of our directors are also officers, managers and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, our executive officers, some of our directors, our advisor and its affiliates will face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other investors advised by KBS affiliates and conflicts in allocating time among us and these other investors. These conflicts could result in unanticipated actions.

•	Because investment opportunities that are suitable for us may also be suitable for other KBS-advised investors, our advisor and its affiliates will face conflicts of interest relating to the purchase of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive properties, which could reduce the investment return to our stockholders.

•	If we raise substantially less than the maximum offering in our ongoing initial public offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	While we are raising capital and investing the proceeds of our initial public offering, the high demand for the type of properties we desire to acquire may cause our dividend and the long-term returns of our investors to be lower than they otherwise would.

•	We will depend on tenants for our revenue, and, accordingly, our revenue will be dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-126087) filed with the SEC, as the same may be amended and supplemented from time to time, and the risks identified in Part II, Item IA of this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview

We are a newly organized Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year that will end December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our initial public offering on January 27, 2006. Prior to raising the minimum offering amount of $2,500,000, all subscription payments were placed in an account held by an escrow agent in trust for subscribers’ benefit. As of June 30, 2006, we had received gross offering proceeds exceeding the minimum offering amount of $2,500,000; however, we opted to delay the disbursement of funds from the escrow account pending the closing of our first property acquisition. On July 5, 2006, we instructed our escrow agent to transfer all proceeds in the escrow account, less interest, to us and we commenced our real estate operations. As of August 9, 2006, we have received offering proceeds for 945,269 shares of common stock or $9.43 million. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

We intend to acquire and manage a diverse portfolio of real estate assets, targeting approximately 70% in core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% in real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

Real estate-related investments and enhanced-return properties are higher-yield and higher-risk investments that our advisor will actively manage. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, we expect that the substantial majority of these investments will consist of mezzanine loans, commercial mortgage-backed securities and B-Notes as well as collateralized debt obligations. The enhanced-return properties that we will seek to acquire and reposition include: properties with moderate vacancies or near-term lease rollovers; poorly managed and positioned properties; properties owned by distressed sellers; and built-to-suit properties.

Liquidity and Capital Resources

As of June 30, 2006, we had cash on hand of $196,633. We are dependent upon the net proceeds from our initial public offering to conduct our proposed operations. We will obtain the capital required to purchase properties and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

As of June 30, 2006, our liabilities totaled $1,381,913 and were comprised of accrued liabilities of $372,495 and amounts due to affiliates of $1,009,418. Accrued liabilities consisted primarily of amounts due as of June 30, 2006 for independent director fees and professional fees. Due to affiliates consisted primarily of amounts payable to the advisor or an affiliate of the advisor for reimbursement of insurance premiums and organization and offering expenses, which includes amounts payable for selling commissions and dealer manager fees related to offering proceeds received for the purchase of our common stock.

Subsequent to June 30, 2006, we borrowed a total of approximately $25.2 million pursuant to three separate loans in order to fund the purchase of a property in Tampa, Florida and also borrowed approximately $10.0 million to fund the acquisition of a $15.9 million mezzanine debt investment. These acquisitions and their related financings are described below under “Subsequent Events.” We expect to use debt to acquire our properties. Once we have fully invested the proceeds of our initial public offering, we expect our

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings we have made subsequent to June 30, 2006, as described below under “Subsequent Events – Entry into Material Financing Arrangements,” we will exceed our charter limitation on borrowing during the third quarter of 2006. The conflicts committee approved the borrowings. In each case, the conflicts committee determined that the excess leverage was justified for the following reasons:

•	the borrowings enabled us to purchase the assets and earn rental and interest income more quickly;

•	the acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed our charter’s leverage guidelines during the early stages of the offering.

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

Results of Operations

Our results of operations as of June 30, 2006 are not indicative of those expected in future periods as we were in our organizational stage and had not commenced real estate operations. During the period from inception (June 13, 2005) to December 31, 2005, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on January 13, 2006 and we launched our ongoing initial public offering on January 27, 2006 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

For the three and six months ended June 30, 2006, we had a net loss of $359,647 and $463,815, respectively, due primarily to general and administrative costs of $359,647 and $464,137, respectively, incurred in connection with the commencement of our operations. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $2,928,000 through June 30, 2006. Such costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. Pursuant to the advisory agreement, we have no obligation to reimburse the advisor or its affiliates for any organization and offering costs unless we sell the minimum number of shares in the offering. As of June 30, 2006, our escrow agent had received gross offering proceeds of $5,401,069 for the purchase of 541,161 shares, an amount in excess of the minimum number of shares required to break escrow, and we recorded organization expenses of $8,912, offering costs of $288,147 and selling commissions and dealer manager fees of $503,193 at June 30, 2006. We broke escrow in the offering on July 5, 2006. See “Subsequent Events – Status of the Offering.”

We will also pay our independent directors an annual retainer of $25,000 plus fees for attendance at board and committee meetings. At June 30, 2006, independent director fees payable were approximately $178,356. No independent director fees are payable unless we sell the minimum number of shares in our initial public offering. Although we had not broken escrow at June 30, 2006, we had received gross offering proceeds of $5,401,069, an amount exceeding that required to break escrow. As a result, we accrued for these fees and recorded them as general and administrative expense in the accompanying financial statements.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence real estate operations. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

We will also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Subsequent Events

Status of Offering

As of July 5, 2006, our escrow agent had received approximately $5.45 million of gross offering proceeds to purchase 546,035 shares of our common stock, which is sufficient to satisfy the minimum offering amount in our initial public offering. On July 5, 2006, we instructed our escrow agent to transfer all proceeds in the escrow account, less interest, to us. From July 5, 2006 through August 9, 2006, we raised approximately $3.98 million through the issuance of approximately 399,234 shares of our common stock under our initial public offering. As of August 9, 2006, approximately 199.05 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under our dividend reinvestment plan.

Acquisition of Sabal Pavilion Building and Tribeca Mezzanine Debt

On July 7, 2006, we purchased a four-story office building containing approximately 120,500 rentable square feet (the “Sabal Pavilion Building”) from an unaffiliated seller. The Sabal Pavilion Building is located on an approximate 11.9-acre parcel of land at 3620 Queen Palm Drive in Tampa, Florida. The purchase price of the Sabal Pavilion Building was approximately $24,250,000, plus closing costs.

On July 18, 2006, we purchased a $15,896,000 junior mezzanine loan (the “Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Tribeca Mezzanine Loan was $12,949,510 plus closing costs, which was the amount funded to the borrower under the loan to date. We are obligated to fund an additional $2,946,490 under the loan for future soft costs. The Tribeca Mezzanine Loan bears interest at a variable rate equal to LIBOR plus 850 basis points and has an initial maturity date of March 1, 2008 with a one-year extension option subject to the payment of an extension fee and certain other conditions. Prior to the maturity date, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). In addition, the borrower under the Tribeca Mezzanine Loan must pay us an amount that brings the annualized internal rate of return on the Tribeca Mezzanine Loan to 25% prior to satisfaction of the loan. The Tribeca Mezzanine Loan is being used to fund future soft costs related to the conversion of an eight-story loft building into a 10-story condominium building with 66 single-level to tri-level luxury condominium units (the “Tribeca Building”). The Tribeca Building is located at 415 Greenwich Street in New York, New York. There is approximately $125,000,000 of senior financing on the project.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Dividend Declaration and Amendment to the Advisory Agreement

On July 18, 2006, our board of directors declared a daily dividend for the period from July 18, 2006 through July 31, 2006, which dividend will be paid in cash in August 2006. Our board also declared a daily dividend for the period from August 1, 2006 through August 31, 2006, which dividend will be paid in cash in September 2006. On August 8, 2006, our board of directors declared a daily dividend for the period from September 1, 2006 through September 30, 2006, which dividend will be paid in cash in October 2006, and declared a daily dividend for the period from October 1, 2006 through October 31, 2006, which dividend will be paid in cash in November 2006. The dividends will be calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash dividends, we entered into an amendment to the advisory agreement with our advisor. Pursuant to the amendment, our advisor has agreed to advance funds to us equal to the cumulative amount of distributions declared by our board of directors for the period ending October 31, 2006 less the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through October 31, 2006, provided that in no event will the amount of the advance be more than the cumulative amount of distributions declared by our board of directors for the period ending October 31, 2006. Under the amendment, we are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

Entry into Material Financing Arrangements

On July 6, 2006, in connection with the acquisition of the Sabal Pavilion Building, we obtained a $14,700,000 fixed rate mortgage loan from Wells Fargo Bank. The loan matures on August 1, 2036 and bears interest at a rate of 6.38% per annum. Monthly installments on the loan will be interest-only and the entire principal amount will be due on the maturity date, assuming no prior principal prepayment. Under the loan agreement, if Ford Motor Credit Company, the sole tenant, were to default on its lease prior to March of 2008, we would be required either to execute a guarantee to repay the outstanding amount of the loan or to deliver to the lender a cash deposit in an amount equal to $1.5 million plus an amount equal to the principal amount of the loan that would have been repaid as of such date had the loan been a fully-amortizing loan with a 30-year amortization period. This loan is secured by the Sabal Pavilion Building.

On July 6, 2006, also in connection with the acquisition of the Sabal Pavilion Building, we obtained a $4,898,000 mezzanine loan from Wells Fargo Bank secured by a 100% equity interest in the wholly-owned subsidiary that holds title to the property. This loan matures on January 7, 2007 and bears interest at a variable rate equal to LIBOR plus 225 basis points. Monthly installments related to the loan will be interest-only and the entire principal amount will be due on the maturity date, assuming no prior principal prepayment. The full amount of the mezzanine loan has been jointly and severally guaranteed by Charles J. Schreiber, Jr., Peter M. Bren, Peter McMillan III and Keith D. Hall, who are our sponsors and each of whom is one of our officers and/or directors.

On July 6, 2006, we borrowed $5,572,137 from KBS Holdings LLC in connection with the acquisition of the Sabal Pavilion Building and on July 18, 2006 we borrowed $2,875,000 from KBS Holdings LLC in connection with the acquisition of the Tribeca Mezzanine Loan. KBS Holdings LLC is a limited liability company that is wholly owned by our sponsors. We executed a promissory note in favor of KBS Holdings in connection with this loan. Pursuant to the promissory note, we agreed to repay any advances, up to an aggregate principal amount of $10,000,000, plus any interest on the unpaid principal advanced under the note, by July 6, 2008. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6% per annum. We may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. KBS Holdings may upon written demand require us to prepay outstanding amounts under the promissory note, in whole or in part, provided that funds are available from the proceeds of our ongoing initial public offering. Pursuant to the promissory note, funds are deemed available from our offering if we have not used or become contractually obligated to use such proceeds for another purpose, including the repayment of third-party debt related to the properties or other assets acquired by us. The promissory note is unsecured.

On July 18, 2006, the indirect wholly owned subsidiary through which we purchased the Tribeca Mezzanine Loan entered into a

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$7,122,231 repurchase agreement with Greenwich Capital Financial Products, Inc. Subject to certain conditions, the advance under the repurchase agreement may be increased up to an aggregate amount of $8,742,800. The financing under this agreement matures on July 17, 2007, but may be accelerated on any event of default and may be prepaid by us subject to certain conditions. The financing bears interest at a rate of LIBOR plus 200 basis points, reset monthly, prior to any event of default. On an event of default, the interest rate will be LIBOR plus 400 basis points. This financing is effectively secured under the repurchase agreement by principal and interest payments on the Tribeca Mezzanine Loan. The obligations under this financing are guaranteed by us and by Charles J. Schreiber, Jr., Peter M. Bren, Peter McMillan III and Keith D. Hall, who are our sponsors and each of whom is one of our officers and/or directors. This guarantee will expire once we have received capital contributions of $25 million or more in this offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of June 30, 2006, a 1% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding long-term debt as of that date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risks related to investments that we may pursue should be read together with the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-126087) filed with the SEC, as the same may be amended from time to time.

The B-Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.

We intend to acquire subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006 and is ongoing. KBS Capital Markets Group LLC, an affiliate of our advisor, is the dealer manager of our offering. We had received gross offering proceeds of $5,401,069 as of June 30, 2006, which is sufficient to satisfy the minimum offering amount in our initial public offering. We broke escrow on July 5, 2006. At June 30, 2006, we recorded organization and offering expenses and selling commissions and dealer manager fees in the amounts set forth below.

PART II. OTHER INFORMATION (CONTINUED)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

Type of Expense Amount	Amount	Estimated / Actual
Commissions on stock sales and related dealer manager fees	$503,193	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	297,059	Actual

Total expenses	$800,252

The net offering proceeds to us, after deducting the total expenses paid as described above, are approximately $4.6 million. The selling commissions and dealer manager fees were paid to our dealer manager on July 7, 2006. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.5	Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.6	First Amendment to Escrow Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.1	Dealer Manager Agreement with Selected Dealer Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.2	Sale, Purchase and Escrow Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) among NCFLA II Owner LLC, KBS Capital Advisors LLC and Commercial Property Title LLC, dated as of March 28, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.3	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Capital Advisors LLC and KBS Sabal Pavilion, LLC, dated as of April 26, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.4	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Sabal Pavilion, LLC and NCFLA II Owner LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.5	Purchase and Sale Agreement (related to the acquisition of the Plaza at Clayton in St. Louis, Missouri) between The Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of May 2, 2006

10.6	Promissory Note by KBS Limited Partnership in favor of KBS Holdings LLC, dated as of July 6, 2006

10.7	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement by and among KBS Sabal Pavilion, LLC, and Mortgage Electronic Registration Systems, Inc., dated as of July 6, 2006

10.8	Mezzanine Loan Agreement between KBS REIT Acquisition II, LLC and Wells Fargo Bank, National Association, dated as of July 6, 2006.

10.9	Omnibus Agreement (related to the Tribeca Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS Tribeca Summit, LLC, dated as of July 18, 2006

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Exhibit Number	Description

10.10	Assignment and Assumption Agreement (related to the acquisition of Tribeca Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS Tribeca Summit, LLC, dated as of July 18, 2006

10.11	Second Mezzanine Loan Agreement between 415 Greenwich Mezzanine Owner LLC and AIG Mortgage Capital, LLC, dated as of February 28, 2006

10.12	Master Repurchase Agreement and Confirmation Agreement between KBS Tribeca Summit, LLC and Greenwich Capital Financial Products, Inc., dated as of July 18, 2006

10.13	Amendment No. 1 to Advisory Agreement between the Company and KBS Capital Advisors LLC

10.14	Amendment No. 2 to Advisory Agreement between the Company and KBS Capital Advisors LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2006	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: August 14, 2006	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller