Form 10-Q
period 2006-09-30
KBS Real Estate Investment Trust, Inc.
filed 2006-11-14
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑

As of November 8, 2006, there were 5,064,774 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Real estate:
Land	$6,038,672	$—
Buildings and improvements, less accumulated depreciation of $192,455 as of September 30, 2006	103,280,562	—
Tenant origination and absorption costs, less accumulated amortization of $202,783 as of September 30, 2006	9,943,387	—

Total real estate, net	119,262,621	—
Real estate loan receivable	13,322,027	—

Total real estate investments, net	132,584,648	—
Cash and cash equivalents	4,384,775	200,000
Rents and other receivables	456,269	—
Above-market leases, net of accumulated amortization of $2,873 as of September 30, 2006	1,065,376	—
Prepaid and other assets	925,271	—

Total assets	$139,416,339	$200,000

Liabilities and stockholders’ equity
Notes payable	$100,798,000	$—
Note payable to affiliate	7,947,137	—
Repurchase agreement	7,278,593
Accounts payable and accrued liabilities	2,151,630	—
Due to affiliates	986,613	—
Below-market leases, net of accumulated amortization of $61,786 as of September 30, 2006	1,656,974	—
Other liabilities	92,506	—

Total liabilities	120,911,453	—

Commitments and contingencies (Note 11)
Redeemable common stock; 10,437 shares issued and outstanding as of September 30, 2006	99,157	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and Outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, and 2,305,637 and 20,000 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	23,057	200
Additional paid-in capital	19,563,666	199,800
Cumulative distributions and net loss	(1,180,994)	—

Total stockholders’ equity	18,405,729	200,000

Total liabilities and stockholders’ equity	$139,416,339	$200,000

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues:
Rental income	$756,530	$756,530
Tenant reimbursements	118,825	118,825
Interest income and other revenues	382,633	382,955

Total revenues	1,257,988	1,258,310

Operating expenses:
Operating, maintenance, and management	(199,776)	(199,776)
Real estate and other property-related taxes	(77,713)	(77,713)
General and administrative expenses	(406,881)	(871,018)
Depreciation and amortization	(395,237)	(395,237)

Total operating expenses	(1,079,607)	(1,543,744)
Operating income	178,381	(285,434)
Non-operating expenses:
Interest expense	(706,898)	(706,898)

Total non-operating expenses	(706,898)	(706,898)

Net loss	$(528,517)	$(992,332)

Loss per common share, basic and diluted	$(0.46)	$(2.48)

Weighted average number of common shares outstanding	1,148,531	400,311

Distributions declared per common share	$0.14	$0.14

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Losses	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	2,296,074	22,961	22,901,604	—	22,924,565
Redeemable common stock	(10,437)	(104)	(99,053)	—	(99,157)
Distributions declared	—	—	—	(188,662)	(188,662)
Commissions and dealer- manager fees	—	—	(2,143,120)	—	(2,143,120)
Other offering costs	—	—	(1,295,565)	—	(1,295,565)
Net loss	—	—	—	(992,332)	(992,332)

Balance, September 30, 2006	2,305,637	$23,057	$19,563,666	$(1,180,994)	$18,405,729

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2006

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(992,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash provisions:
Deferred rent	(19,132)
Depreciation and amortization	395,237
Amortization of deferred financing costs	39,425
Amortization of above- and below-market leases, net	(58,913)
Changes in operating assets and liabilities:
Rents and other receivables	(437,137)
Prepaid and other assets	(333,834)
Accounts payable and accrued liabilities	2,044,746
Other liabilities	92,506

Net cash provided by operating activities	730,566

Cash Flows from Investing Activities:
Purchase of real estate loan receivable	(12,949,510)
Advances on real estate loan receivable	(372,517)
Purchases of real estate	(119,007,347)

Net cash used by investing activities	(132,329,374)

Cash Flows from Financing Activities:
Distributions paid	(81,778)
Proceeds from notes payable	104,098,000
Payments on notes payable	(3,300,000)
Proceeds from repurchase agreement	7,278,593
Proceeds from note payable to affiliate	8,447,137
Payments on note payable to affiliate	(500,000)
Advances from affiliate	986,613
Deferred financing costs	(630,862)
Proceeds from sale of common stock	22,924,565
Commissions on stock sales and related dealer manager fees	(2,143,120)
Other offering costs	(1,295,565)

Net cash provided by financing activities	135,783,583

Net change in cash and cash equivalents	4,184,775
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$4,384,775

Supplemental Disclosure of Cash Flow Information
Interest paid	$527,619

Supplemental Disclosure of Non-Cash Financing Activities
Distributions declared and unpaid	$106,884

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of September 30, 2006, the Advisor owns 20,000 shares of the Company’s common stock.

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

In connection with securing financing for a property acquisition, on June 29, 2006, KBS REIT Holdings transferred the majority of its partnership interests in the Operating Partnership to the Company. As a result of the transfer, KBS REIT Holdings retained a 1% partnership interest in the Operating Partnership and remained the sole limited partner of the Operating Partnership, and the Company, as sole general partner, became the direct owner of the remaining 99% partnership interest in the Operating Partnership. On July 5, 2006, the Company elected to treat KBS REIT Holdings as a taxable REIT subsidiary. The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership.

The Company expects to invest in a diverse portfolio of real estate assets composed primarily of office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also intends to make investments in mortgage loans and other real estate-related assets, including mezzanine debt, mortgage-backed securities and other similar structured finance investments. As of September 30, 2006, the Company, through wholly owned subsidiaries, owned two office properties and one mezzanine loan. See Note 3, “Real Estate,” and Note 4, “Real Estate Loan Receivable.”

Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor pursuant to an Advisory Agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2007. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

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

As of July 5, 2006, the Company’s escrow agent had received approximately $5.45 million of gross proceeds to purchase 546,035 shares of common stock, an amount sufficient to satisfy the Minimum Number of Shares in the Offering. Through September 30, 2006, the Company had sold 2,296,074 shares for gross proceeds of $22,924,565.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Real Estate Assets

Costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be as follows:

Buildings	25-40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenants improvements	Lease term

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above- or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event do the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, the Company assesses the recoverability of the asset by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. There were no impairment losses recorded by the Company during the three and nine months ended September 30, 2006.

Real Estate Loan Receivable

The real estate loan receivable is recorded at cost, adjusted for net closing costs. The real estate loan receivable is reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximate fair value. The Operating Partnership’s account balance exceeds federally insurable limits. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of September 30, 2006.

Rents and Other Receivables

The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents when deemed necessary. The Company exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Redeemable Common Stock

The Company’s share redemption program limits all redemptions during any calendar year to those that the Company could purchase with the net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year. As the use of the proceeds for redemptions is outside the Company’s control, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, the Company has included an amount equal to the net proceeds from shares issued through the Company’s dividend reinvestment plan in the current calendar year as redeemable common stock in the accompanying consolidated financial statements as of September 30, 2006.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time the Company will reclassify such obligations from mezzanine equity to a liability based upon their respective settlement values. As of September 30, 2006, no shares had been tendered for redemption.

Organization, Offering and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the Advisor, the Dealer Manager and their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs associated with the Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of gross offering proceeds. As of September 30, 2006, the Advisor and its affiliates have incurred on behalf of the Company organization and offering costs (excluding selling commissions and the dealer manager fee) of $3,560,275. These costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. The Company had no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs unless the Company sold the Minimum Number of Shares in the Offering. The Company broke escrow in the Offering on July 5, 2006. Through September 30, 2006, the Company had sold 2,296,074 shares for gross offering proceeds of $22,924,565 and recorded organization and offering costs of $1,295,565 and selling commissions and dealer manager fees of $2,143,120. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years are recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66 Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from loan receivable is recognized based on the contractual terms of the debt instrument. Fees related to the buydown of the interest rate are deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of the loan receivable are amortized over the term of the loan and accreted as an adjustment against interest income.

General and Administrative Expenses

General and administrative expenses, totaling $406,881 and $871,018, for the three and nine months ended September 30, 2006, respectively, consisted primarily of insurance premiums, independent director fees and professional fees. To the extent included in the definition of total operating expenses (as set forth in Note 9), general and administrative expenses are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 9. Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

attendance at meetings of the board of directors. At September 30, 2006, independent director fees payable were $48,250. The Company accrued for these fees and recorded them as general and administrative expense in the accompanying financial statements of the Company. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 9. Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses (as defined in Note 9) that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT. The Company was not a REIT for its 2005 taxable year.

The Company has elected to treat KBS REIT Holdings as a taxable REIT subsidiary, and KBS REIT Holdings will be subject to federal income tax at regular corporate income tax rates. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest.

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the three and nine months ended September 30, 2006.

Dividends declared per common share assumes the share was issued and outstanding each day during the period from July 18, 2006 through September 30, 2006 and is based on a daily dividend for the period of $0.0019178 per share per day. Each day during the period from July 18, 2006 through September 30, 2006 was a record date for dividends.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

3.	REAL ESTATE

The Company, through its wholly owned subsidiaries, has acquired two properties, both of which were acquired during the three months ended September 30, 2006.

Sabal Pavilion Building

On July 7, 2006, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing approximately 120,500 rentable square feet (the “Sabal Pavilion Building”) from an unaffiliated seller. The Sabal Pavilion Building is located on an 11.9-acre parcel of land at 3620 Queen Palm Drive in Tampa, Florida. The purchase price of the Sabal Pavilion Building was approximately $24,250,000 plus closing costs. The acquisition was funded from a $14,700,000 fixed rate loan secured by the Sabal Pavilion Building, a $4,898,000 mezzanine loan secured by a 100% equity interest in the Company’s wholly owned subsidiary that holds title to the property, and a $5,572,137 advance under a loan from an affiliate of the Company (Note 8).

Plaza in Clayton

On September 27, 2006, the Company purchased the Plaza in Clayton, a 16-story office building containing approximately 325,172 rentable square feet, from an unaffiliated seller. The Plaza in Clayton is located on a 2.31-acre parcel of land at 190 Carondelet Plaza in St. Louis, Missouri (which parcel includes a condominium tower that is not the subject of the purchase and sale agreement). The purchase price of the Plaza in Clayton was approximately $93,281,000 plus closing costs. The acquisition was funded from a $62,200,000 fixed rate loan secured by the Plaza in Clayton, a $22,300,000 mezzanine loan secured by a 100% equity interest in the Company’s wholly owned subsidiary that holds title to the property and with proceeds from the Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

4.	REAL ESTATE LOAN RECEIVABLE

Tribeca Mezzanine Loan

On July 18, 2006, the Company purchased a $15,896,000 junior mezzanine loan (the “Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Tribeca Mezzanine Loan was $12,949,510 plus closing costs, which was the amount funded to the borrower under the loan to date. The acquisition was funded with proceeds of $7,122,231 from a repurchase agreement with a third-party lender, a $2,875,000 advance under a loan from an affiliate of the Company (Note 8) and with proceeds from the Offering.

After the closing, the Company remained obligated to fund an additional $2,946,490 under the loan for future costs related to the conversion of the building. As of September 30, 2006, the Company had funded $372,517 of these costs of which $156,362 was financed by the repurchase agreement with a third-party lender.

The Tribeca Mezzanine Loan bears interest at a variable rate equal to one month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At September 30, 2006, the one month LIBOR rate was 5.32%. The Tribeca Mezzanine Loan has an initial maturity date of March 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower must pay the Company an amount that brings the annualized internal rate of return on the Tribeca Mezzanine Loan to 25%. The Tribeca Mezzanine Loan is being used to fund future costs related to the conversion of an eight-story loft building into a 10-story condominium building located in New York, New York (the “Tribeca Building”). As of September 30, 2006, the Tribeca Mezzanine Loan is subordinate to approximately $92,000,000 of senior indebtedness on the Tribeca Building.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

5.	RENTS AND OTHER RECEIVABLES

As of September 30, 2006, rents and other receivables were as follows:

Interest receivable	$145,808
Deferred rent	19,132
Tenant receivables	291,329

Total	$456,269

6.	PREPAID AND OTHER ASSETS

As of September 30, 2006, prepaid and other assets were as follows:

Deferred financing costs, net of accumulated amortization of $39,425	$591,437
Prepaid insurance	83,586
Other assets	250,248

Total	$925,271

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2006, accounts payable and accrued liabilities were as follows:

Accounts payable and other accrued liabilities	$581,722
Accrued property taxes	1,323,170
Accrued interest expense	139,854
Dividends payable	106,884

Total	$2,151,630

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

8.	NOTES PAYABLE AND OTHER FINANCIAL INSTRUMENTS

Notes payable and other financial instruments consist of the following as of September 30, 2006:

	September 30, 2006	Effective Interest Rate for Period	Fixed/ Variable Interest Rate	Maturity(1)
Sabal Pavilion Building – Mortgage Loan	$14,700,000	6.38%	Fixed	August 1, 2036
Sabal Pavilion Building – Mezzanine Loan(2)	1,598,000	7.60%	Variable	January 7, 2007
Plaza in Clayton – Mortgage Loan	62,200,000	5.899%	Fixed	October 6, 2016
Plaza in Clayton – Mezzanine Loan(3)	22,300,000	6.82%	Variable	October 6, 2016

Notes payable	100,798,000
Note payable to affiliate (4)	7,947,137	6.00%	Fixed	July 6, 2008
Tribeca Mezzanine Loan – Repurchase Agreement(5)	7,278,593	7.34%	Variable	July 17, 2007

	$116,023,730

(1)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

(2)	Secured by 100% equity interest in the subsidiary that holds title to the Sabal Pavilion Building. Bears interest at a variable rate equal to 30-day LIBOR plus 225 basis points. On October 5, 2006, the Company paid off the principal amount outstanding under the loan.

(3)	Mezzanine loan secured by a 100% equity interest in the subsidiary that holds title to the Plaza in Clayton. The interest rate for the first full eight months is 30-day LIBOR plus 150 basis points and for the next four months is 30-day LIBOR plus 250 to 350 basis points depending upon the outstanding balance on the debt. After the first twelve months, the interest rate increases on a sliding scale of LIBOR plus 500 basis points to LIBOR plus 1000 basis points, depending on the period of time the debt is outstanding. The full amount of the mezzanine loan has been guaranteed by the Operating Partnership.

(4)	Note payable to affiliate, KBS Holdings LLC, a limited liability company that is wholly owned by the Company’s sponsors. Pursuant to the promissory note entered in connection with this loan, the Company agreed to repay any advances, up to an aggregate principal amount of $10,000,000, plus any interest on the unpaid principal advanced under the note, by July 6, 2008. KBS Holdings may, upon written demand, require the Company to prepay outstanding amounts under the promissory note, in whole or in part, provided that funds are available from the proceeds of the Offering. Pursuant to the promissory note, funds are deemed available from the Offering if the Company has not used or become contractually obligated to use such proceeds for another purpose, including the repayment of third-party debt related to the properties or other assets the Company acquires. The promissory note is unsecured. The unpaid principal under the promissory note bears simple interest from the date advanced at the rate of 6% per annum. On October 27, 2006, the Company paid off the principal and interest outstanding under the note.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

(5)	The Company entered into a repurchase agreement with a financial institution to finance the purchase of the Tribeca Mezzanine Loan. Under this agreement, the Company sold the Tribeca Mezzanine Loan to the financial institution and agreed to repurchase the Tribeca Mezzanine Loan on a date certain at a repurchase price generally equal to the original sales price plus accrued but unpaid interest. The financial institution purchased the Tribeca Mezzanine Loan, which was financed under the repurchase agreement, at a percentage of the asset’s value on the date of origination, which is the purchase rate, and the Company will pay interest to the financial institution at one-month LIBOR plus 200 basis points. For financial reporting purposes, the Company characterizes all of the borrowing under the repurchase agreement as balance sheet financing. The obligations under this financing are guaranteed by the Company and by Charles J. Schreiber, Jr., Peter M. Bren, Peter McMillan III and Keith D. Hall, who are the Company’s sponsors and each of whom is one of the Company’s officers and/or directors. This guarantee will expire as to the foregoing individuals once the Company has received capital contributions of $25 million or more in the Offering and provided the Company’s consolidated debt to equity ratio does not exceed 2:1.

During the nine months ended September 30, 2006, the Company incurred $706,898 of interest expense of which $139,854 was payable at September 30, 2006. The Company also incurred $39,425 of amortization of deferred financing costs, which is included in interest expense for the nine months ended September 30, 2006.

The following is a schedule of maturities for all notes payable and other financing instruments at September 30, 2006:

2006	$—
2007	8,876,593
2008	7,947,137
2009	—
2010	—
Thereafter	99,200,000

$116,023,730

9.	RELATED PARTY TRANSACTIONS

Fees to Affiliates

The Company entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2007. On January 27, 2006, upon the launch of the Offering, the Company executed a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager and their affiliates on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Pursuant to the terms of the agreements described above, the Company has incurred the following related-party costs for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Selling commissions (1)	$1,028,170	$1,342,326
Dealer-manager fees (1)	611,757	800,794
Asset-management fees	71,348	71,348
Acquisition fees (2)	985,345	985,345
Reimbursements of organization and offering costs (1)	998,506	1,295,565
Reimbursement of operating expenses	2,522	211,688

	$3,697,648	$4,707,066

(1)	Commissions, dealer-manager fees and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated balance sheets.

(2)	Acquisition fees for the Sabal Pavilion Building and the Plaza in Clayton purchases are capitalized as part of building costs in the accompanying consolidated balance sheets. The acquisition fee for the Tribeca Mezzanine Loan is capitalized as other assets in the accompanying consolidated balance sheets and amortized over the life of the loan.

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three or nine months ended September 30, 2006.

Form of Compensation	Amount
Selling Commission

The Company pays the Dealer Manager up to 6% of the gross offering proceeds (3% for sales of shares under the dividend reinvestment plan) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows 100% of commissions earned to participating broker-dealers.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Form of Compensation	Amount

Dealer Manager Fee

The Company pays the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee.

The estimated dealer manager fee is approximately $87,500 if the Company sells the minimum of 250,000 shares and approximately $70,000,000 if the Company sells the maximum of 280,000,000 shares.

Reimbursement of Organization and Offering Expenses

The Company reimburses the Advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

The Company estimates organization and offering costs of approximately $137,500 if the Company sells the minimum of 250,000 shares and approximately $22,400,000 if the Company sells the maximum of 280,000,000 shares.

Acquisition Fee	The Company pays the Advisor 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments.

Asset Management Fee*	The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments. The Advisor deferred its asset management fee, without interest, for the months of July, August and September 2006 but may choose to take the deferred asset management fee in such future period as the Advisor may determine.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Form of Compensation	Amount
Reimbursement of Operating Expenses*	The Company reimburses the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company does not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor.

Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange or the Nasdaq National Market, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

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

September 30, 2006

(unaudited)

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

Due to Affiliates

Advances from Advisor

In order that the Company’s investors could begin earning cash dividends, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending January 31, 2007 exceeds the amount of the Company’s Funds From Operations (as defined by NAREIT) from January 1, 2006 through January 31, 2007. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. At September 30, 2006, the Advisor had advanced $188,662, all of which is outstanding, to the Company for the payment of distributions. In addition, the Advisor advanced $711,338 to the Company to cover its expenses, excluding depreciation and amortization, in excess of its revenues. These advances for cash dividends and expenses in excess of revenues total $900,000 and are included in due to affiliates on the accompanying balance sheet at September 30, 2006.

Other

In addition, the remaining $86,613 in due to affiliates relates to $71,348 of deferred asset-management fees, $9,690 of general and administrative expenses, and $5,575 of offering costs paid by an affiliate on behalf of the Company.

Note Payable to Affiliate

As discussed in Note 8, at September 30, 2006, the Company had a note payable to KBS Holdings for $7,947,137. The proceeds from this note payable were used to fund acquisitions. This note payable was paid in full on October 27, 2006.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

10.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2006 and 2005 as if all the Company’s acquisitions from January 1, 2006 to September 30, 2006 were completed as of January 1, 2005. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2005, nor do they purport to predict the results of operations for future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$3,981,159	$3,751,111	$11,721,136	$11,324,933
Net loss	$(1,178,439)	$(838,226)	$(3,051,776)	$(1,793,398)
Loss per common share, basic and diluted	$(0.73)	$(0.53)	$(1.89)	$(1.13)
Weighted-average number of common shares outstanding	1,613,967	1,580,603	1,613,967	1,580,603

11.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Concentration of Credit Risk

The loan receivable acquired by the Company, the Tribeca Mezzanine Loan, is in the form of a subordinated mezzanine loan secured by a pledge of the ownership interests of an entity that indirectly owns the real property. This type of investment involves a higher degree of risk relative to a long-term senior mortgage secured by the underlying real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, the Company may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

The Tribeca Mezzanine Loan is being used to fund costs associated with the conversion of an eight-story loft building into a 10-story condominium building, which condominium units will be sold upon completion of the conversion. Proceeds from the sale of condominium units will be used to repay all borrowings related to the conversion project. The Tribeca Mezzanine Loan is subordinate to a $100,000,000 mortgage loan on the conversion building and a $25,000,000 first mezzanine loan of which approximately $92,000,000 is outstanding as of September 30, 2006 . The inability of the borrower under the Tribeca Mezzanine Loan to complete the conversion of the building and/or sell the condominium units could have a material adverse effect on the Company’s ability to realize the repayment of the loan and the accrued interest.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws has not had a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2006.

Legal Matters

The Company is subject to various claims, lawsuits and complaints arising during the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

12.	SUBSEQUENT EVENTS

Status of the Offering

As of November 8, 2006, the Company had accepted aggregate gross offering proceeds of approximately $50.4 million in its Offering.

Distributions Declared

On October 18, 2006, the Company’s board of directors declared a daily dividend for the period from November 1, 2006 through November 30, 2006, which dividend will be paid in December 2006. On November 8, 2006, the Company’s board of directors declared a daily dividend for the period from December 1, 2006 through December 31, 2006, which dividend will be paid in January 2007, and a daily dividend for the period from January 1, 2007 through January 31, 2007, which dividend will be paid in February 2007. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

The dividends will be calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending January 31, 2007 exceeds the amount of the Company’s Funds From Operations (as defined by NAREIT) from January 1, 2006 through January 31, 2007, see Note 9 “Related Party Transactions – Due to Affiliates – Advances from Advisor.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

(unaudited)

Purchase and Sale Agreements

On October 5, 2006, the Advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase four light industrial/flex buildings, which total 372,125 square feet and are located in Austin, Texas (the “Southpark Commerce Center II Buildings”), for a purchase price of $28,400,000 plus closing costs. The Advisor assigned this purchase and sale agreement to an indirect, wholly owned subsidiary of the Operating Partnership on November 7, 2006. The Company will be obligated to purchase the Southpark Commerce Center II Buildings only upon satisfaction of agreed-upon closing conditions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership” and to their subsidiaries.

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

Following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Neither we nor our advisor have a prior operating history and our advisor does not have any experience operating a public company. This inexperience makes our future performance difficult to predict.

•	All of our executive officers and some of our directors are also officers, managers and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, our executive officers, some of our directors, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other investors advised by KBS affiliates and conflicts in allocating time among us and these other investors. These conflicts could result in unanticipated actions.

•	Because investment opportunities that are suitable for us may also be suitable for other KBS-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive properties, which could reduce the investment return to our stockholders.

•	If we raise substantially less than the maximum offering in our ongoing public offering, we may not be able to invest in a diverse portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	While we are raising capital and investing the proceeds of our ongoing public offering, the high demand for the type of properties we desire to acquire may cause our dividend and the long-term returns of our investors to be lower than they otherwise would.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-126087) filed with the SEC, as the same may be amended and supplemented from time to time, and the risks identified in Part II, Item IA of our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year that will end December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our initial public offering on January 27, 2006. Prior to raising the minimum offering amount of $2,500,000, all subscription payments were placed in an account held by an escrow agent in trust for subscribers’ benefit. As of July 5, 2006, our escrow agent had received subscriptions for $5.45 million or 546,035 shares, an amount sufficient to satisfy the minimum offering. On July 5, 2006 we instructed our escrow agent to transfer all proceeds in the escrow account, less interest, to us and we commenced our real estate operations. As of September 30, 2006, we had sold 2,296,074 shares of common stock in our ongoing public offering for gross offering proceeds of $22,924,565. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our ongoing public offering to acquire and manage a diverse portfolio of real estate assets composed primarily of office, industrial and retail properties located in large metropolitan areas in the United States. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments.

In constructing our portfolio, we intend to target approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

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

We began raising capital and commenced our real estate operations during the three months ended September 30, 2006. At this early stage in our growth, our general and administrative expenses are relatively high compared with our funds from operations and our net assets. Our conflicts committee has determined that the relationship of our general and administrative expenses to our funds from operations and our net assets is justified given the costs of operating a public company and the early stage of our operations.

Liquidity and Capital Resources

During the three months ended September 30, 2006, we broke escrow in our ongoing public offering and commenced operations as a real estate company. Net cash flows from financing activities for the nine months ended September 30, 2006 were $135,783,583 consisting of net offering proceeds of $19,485,880, after payment of selling commissions, dealer manager fees and other organization and offering expenses of $3,438,685, and $116,023,730 from indebtedness. With this capital, we invested approximately $132,329,374 in real estate investments, including acquisition fees and expenses of $2,261,823. Primarily from the operations and interest income of the assets we acquired, we generated $730,566 in net cash flows from operating activities. This amount includes rental revenues

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

from the properties and interest earned on our investment in a mezzanine loan net of operating expenses and interest expenses. We paid dividends to stockholders of $81,778. The excess cash generated from operating and financing activities (net of cash used by investing activities) of $4,184,775 is expected to be used to reduce indebtedness, pay liabilities or to make additional real estate investments.

As of September 30, 2006, our liabilities totaled $120,911,453 and consisted primarily of long-term indebtedness, or indebtedness with a maturity of longer than one year, of $107,147,137 and short-term indebtedness of $13,764,316.

During the three months ended September 30, 2006, we borrowed a total of $25,170,137 pursuant to three separate loans in order to fund the purchase of a property in Tampa, Florida, borrowed $9,997,231 to fund the acquisition of a junior mezzanine loan, and borrowed $84,500,000 pursuant to two separate loans in connection with the acquisition of a property in St. Louis, Missouri. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real-estate related investments. Once we have fully invested the proceeds of our ongoing public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings described below under “Contractual Commitments and Contingencies,” we exceeded our charter limitation on borrowing during the third quarter of 2006. The conflicts committee approved each of these borrowings. In each case, the conflicts committee determined that the excess leverage was justified for the following reasons:

•	the borrowings enabled us to purchase the assets and earn rental and interest income more quickly;

•	the acquisitions are likely to increase the net offering proceeds from our ongoing public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	the prospectus for our ongoing public offering disclosed the likelihood that we would exceed our charter’s leverage guidelines during the early stages of the offering.

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

We expect to continue to generate capital from our ongoing public offering and to utilize indebtedness to assist in the funding for and timing of our acquisitions. We are dependent upon the net proceeds from our ongoing public offering to conduct our operations. We will obtain the capital required to purchase properties and conduct our operations from the proceeds of our ongoing public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2006:

		Remainder of 2006	Payments Due During the Years Ending December 31,
Contractual Obligations	Total		2007-2008	2009-2010	Thereafter
Outstanding debt obligations(1)	$116,023,730	—	$16,823,730	—	$99,200,000

(1)	Amounts include principal payments only. We incurred interest expense of $706,898 during the three months ending September 30, 2006 and expect to incur interest in future periods on outstanding debt obligations based on the rates and terms disclosed below.

Our outstanding debt obligations as of September 30, 2006 were as follows:

Debt Obligation	Principal	Effective Interest Rate for Period	Fixed/ Variable Interest Rate	Maturity(1)	Percentage of Total Indebtedness
Sabal Pavilion Building – Mortgage Loan	$14,700,000	6.38%	Fixed	August 1, 2036	12.67%
Sabal Pavilion Building – Mezzanine Loan(2)	1,598,000	7.60%	Variable	January 7, 2007	1.38
Plaza in Clayton Building – Mortgage Loan	62,200,000	5.899%	Fixed	October 6, 2016	53.61
Plaza in Clayton Building – Mezzanine Loan	22,300,000	6.82%	Variable	October 6, 2016	19.22

Notes payable	100,798,000
Note payable to affiliate (3)	7,947,137	6.00%	Fixed	July 6, 2008	6.85
Tribeca Mezzanine Debt – Repurchase Agreement	7,278,593	7.34%	Variable	July 17, 2007	6.27

	$116,023,730				100.00%

(1)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

(2)	On October 5, 2006, we paid off the principal amount outstanding under the loan.

(3)	On October 27, 2006, we paid off the principal and interest outstanding on the loan.

In addition to the contractual obligations set forth above, we have contingent liabilities with respect to advances to us from our advisor in the amount of $188,662 for payment of distributions and $711,338 to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the advisor. We also have contingent liability with respect to the deferral of the asset management fee payable to our advisor for the three months ended September 30, 2006 in the amount of $71,348. Our advisor has agreed to defer its asset management fee, without interest, for the months of July, August and September 2006 but may choose to take the deferred asset management fee in such future period as the advisor may determine.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2006 are not indicative of those expected in future periods as we broke escrow in our ongoing public offering on July 5, 2006 and commenced real estate operations on July 7, 2006 in connection with our first investment. During the period from inception (June 13, 2005) to September 30, 2005, we had been formed but had not yet commenced our ongoing public offering or real estate operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our ongoing offering effective on January 13, 2006 and we launched our ongoing public offering on January 27, 2006 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of September 30, 2006, we had acquired two office properties and a junior mezzanine loan for an aggregate purchase price of approximately $130,480,510, plus closing costs. We funded the acquisition of these investments with a combination of debt and proceeds from our ongoing public offering. We expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, interest income from our investment in the mezzanine loan, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the three months ended September 30, 2006 for an entire period and as a result of anticipated future acquisitions of real estate assets.

Rental income for the two office properties, both of which were acquired during the three months ended September 30, 2006 totaled $756,530 and tenant reimbursements totaled $118,825. Property operating costs were $199,776 for the three months ended September 30, 2006. Depreciation expense for the three months ended September 30, 2006 was $395,237, and real estate and other property-related taxes were $77,713. We acquired one of these office properties on July 7, 2006 and the other office property on September 27, 2006, and these properties represent approximately 19% and 71%, respectively, of the cost of our portfolio of real estate assets at September 30, 2006. Neither properties’ operations represent a full quarter of revenues and expenses.

General and administrative expenses for the three and nine months ended September 30, 2006 totaled $406,881 and $871,018, respectively. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.

Interest income and other revenues for the three and nine months ended September 30, 2006 were $382,633 and $382,955, respectively, and consisted primarily of interest income from the junior mezzanine loan we acquired on July 18, 2006.

Asset management fees payable to our advisor with respect to real estate investments totaled $71,348 for the three and nine months ended September 30, 2006 but have been deferred by our advisor without interest. These asset management fees may be taken by the advisor in a subsequent period.

Our three acquisitions, all of which were made during the three months ended September 30, 2006, were financed primarily with debt. See above “—Contractual Commitments and Contingencies.” During the three months ended September 30, 2006, we incurred interest expense of $706,898 related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing public offering, the cost of borrowings and the opportunity to acquire real estate assets meeting our investment objectives.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the three and nine months ended September 30, 2006, we had a net loss of $528,517 and $992,332, respectively, due primarily to general and administrative costs and interest expense.

Our organization and offering costs (other than selling commissions and the dealer manager fee) are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our ongoing public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs associated with our ongoing public offering, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $3,560,275 through September 30, 2006. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. Through September 30, 2006, we had sold 2,296,074 shares for gross offering proceeds of $22,924,565 and recorded organization and offering costs of $1,295,565 and selling commissions and dealer manager fees of $2,143,120.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2006:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Net loss	$(528,517)	$(992,332)
Add:
Depreciation of real estate assets	122,229	122,229
Amortization of lease-related costs	273,008	273,008

FFO	$(133,280)	$(597,095)

Weighted-average shares outstanding, basic and diluted	1,148,531	400,311

Critical Accounting Policies

Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

We have to make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be as follows:

Buildings	25 - 40 years
Building improvements	10 -25 years
Land improvements	20 -25 years
Tenant improvements	Lease term

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above- or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event do the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of a real estate asset may not be recoverable, we assess the recoverability of the asset by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. We did not record any impairment losses during the three and nine months ended September 30, 2006.

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

Real Estate Loan Receivable

The real estate loan receivable is recorded at cost, adjusted for net closing costs. Closing costs are amortized over the term of the loan and accreted as an adjustment to interest income. The real estate loan receivable is reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years are recorded as deferred rent. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66 Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from loan receivable is recognized based on the contractual terms of the debt instrument. Fees related to the buydown of the interest rate were deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of the loan receivable are amortized over the term of the loan and accreted as an adjustment against interest income.

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

Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

We have elected to treat KBS REIT Holdings, our wholly owned subsidiary, as a taxable REIT subsidiary, and KBS REIT Holdings will be subject to federal income tax at regular corporate income tax rates. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Distributions

In connection with our application to register shares of common stock in our ongoing public offering in the State of Ohio, we have amended our distribution policy as follows:

•	Concurrently with the payment of any distribution, we will file a Form 8-K or other appropriate form or report with the SEC disclosing the source of the funds distributed. If the information is not available at the time of payment of the distribution, we will instead disclose the reasons why the information is not available and will provide the information to our stockholders within 45 days after the end of the quarter in which we paid the distribution.

•	We will maintain a cumulative record of the dollar amount by which the aggregate distributions to our stockholders from the October 11, 2006 record date for distributions (the “Effective Date”) and all subsequent record dates for distributions exceed our actual to-date funds from operations from the Effective Date. Such dollar amount, if greater than zero, is a “Fund-to-Date Deficit.” After the first anniversary of the Effective Date, if we have a Fund-to-Date Deficit for a continuous 365-day period, then thereafter until such time as the Fund-to-Date Deficit has been recovered, we must reduce the amount of distributions to our stockholders to a level that, based upon the conflicts committee’s good faith analysis of our projected operating cash flows, would eliminate the Fund-to-Date deficit within 730 days from the date that the Fund-to-Date Deficit was initially incurred, except insofar as such a distribution is necessary to satisfy the requirement that we distribute at least the percentage of our REIT taxable income required for annual distribution by the Internal Revenue Code or otherwise as necessary or advisable to assure that we maintain our qualification as a REIT for federal tax purposes. We do not have to reduce our then-current dividend yield more than once in any 365-day period in order to satisfy the foregoing undertaking. We define funds from operations in accordance with the current National Association of Real Estate Investment Trusts definition.

Share Redemption Program

Our board of directors has amended our share redemption program so that the special terms available upon the death of a stockholder will also be available upon a stockholder’s award of disability benefits from the Social Security Administration or, in limited circumstances, from the other governmental agencies described below. The amendment will become effective 30 days after the filing of this quarterly report on Form 10-Q. Set forth below is a full description of our amended share redemption program.

Our board of directors has adopted a share redemption program that, after the notice period described above, would permit you to sell your shares back to us, subject to the significant conditions and limitations described below. Initially, we will redeem shares at the lower of $9.00 or 90% of the price paid to acquire the shares from us, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined below). Three years after the completion of our offering stage, the redemption price per share would be equal to the net asset value per share of our common stock, as estimated by our advisor or another firm chosen for that purpose. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. We would report this redemption price to you in our annual report and the three quarterly reports that we publicly file with the SEC. (For purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership).

There are several limitations on our ability to redeem shares:

•	Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability,” we may not redeem shares until they have been outstanding for one year.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Our share redemption program limits the number of shares we may redeem to those that we could purchase with the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•	We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

We have engaged a third party to administer the share redemption program. We will redeem shares on the last business day of each month. The program administrator must receive your written request for redemption at least five business days before that date in order for us to repurchase your shares that month. If we could not repurchase all shares presented for redemption in any month, we will attempt to honor redemption requests on a pro rata basis. We will deviate from pro rata purchases in two minor ways: (i) if a pro rata redemption would result in you owning less than half of the minimum purchase amount described in our current prospectus, as supplemented, then we would redeem all of your shares; and (ii) if a pro rata redemption would result in you owning more than half but less than all of the minimum purchase amount, then we would not redeem any shares that would reduce your holdings below the minimum purchase amount. In the event that you were redeeming all of your shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.

If we did not completely satisfy a stockholder’s redemption request at month-end because the program administrator did not receive the request in time or because of the restrictions on the number of shares we could redeem under the program, we would treat the unsatisfied portion of the redemption request as a request for redemption in the following month unless the stockholder withdrew his or her request before the next date for redemptions. Any stockholder could withdraw a redemption request upon written notice to the program administrator if such notice is received by us at least five business days before the date for redemptions.

In several respects we would treat redemptions sought upon a stockholder’s death or “qualifying disability” differently from other redemptions:

•	there would be no one-year holding requirement;

•	until three years after the completion of our offering stage, the redemption price would be the amount paid to acquire the shares from us; and

•	three years after the completion of our offering stage, the redemption price would be the net asset value of the shares, as estimated by our advisor or another firm chosen for that purpose.

In order for a disability to entitle a stockholder to the special redemption terms described above (a “qualifying disability”), (1) the stockholder must receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (2) such determination of disability must be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the “applicable governmental agency”). The “applicable governmental agencies” are limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency is the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System (“CSRS”), then the applicable governmental agency is the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and therefore could not be eligible to receive Social Security

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency is the Veteran’s Administration or the agency charged with the responsibility for administering military disability benefits at that time if other than the Veteran’s Administration.

Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums will not entitle a stockholder to the special redemption terms described above. Redemption requests following an award by the applicable governmental agency of disability benefits must be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge or such other documentation issued by the applicable governmental agency that we deem acceptable and demonstrates an award of the disability benefits.

We understand that the following disabilities do not entitle a worker to Social Security disability benefits:

•	disabilities occurring after the legal retirement age;

•	temporary disabilities; and

•	disabilities that do not render a worker incapable of performing substantial gainful activity.

Therefore, such disabilities will not qualify for the special redemption terms, except in the limited circumstances when the investor is awarded disability benefits by the other “applicable governmental agencies” described above.

Our board of directors could amend, suspend or terminate the program upon 30 days’ notice. We would notify you of such developments in our annual or quarterly reports that we publicly file with the SEC or by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934. During our ongoing public offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as required under federal securities laws.

Our share redemption program only provides stockholders a limited ability to redeem shares for cash until a secondary market develops for our shares, at which time the program will terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop.

Qualifying stockholders who desire to redeem their shares must give written notice to us at KBS Real Estate Investment Trust, c/o Phoenix Transfer, Inc., 2401 Kerner Boulevard, San Rafael CA 94901.

Subsequent Events

Status of Offering

We commenced our public offering of 280,000,000 shares of common stock on January 27, 2006. As of November 8, 2006, we had accepted aggregate gross offering proceeds of approximately $50.4 million.

Dividend Declaration and Advance from Advisor

On October 18, 2006, our board of directors declared a daily dividend for the period from November 1, 2006 through November 30, 2006, which dividend will be paid in December 2006. On November 8, 2006, our board of directors declared a daily dividend for the period from December 1, 2006 through December 31, 2006, which dividend will be paid in January 2007, and a daily dividend for the period from January 1, 2007 through January 31, 2007, which dividend will be paid in February 2007. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The dividends will be calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash dividends, our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending January 31, 2007 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through January 31, 2007. We are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

Purchase and Sale Agreements

On October 5, 2006, our advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase four light industrial/flex buildings, which total 372,125 square feet and are located in Austin, Texas (the “Southpark Commerce Center II Buildings”), for a purchase price of $28,400,000 plus closing costs. Our advisor assigned this purchase and sale agreement to us on November 7, 2006. We will be obligated to purchase the Southpark Commerce Center II Buildings only upon satisfaction of agreed-upon closing conditions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

We are exposed to the effects of changes in interest rates on borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. We borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of September 30, 2006, we had $84,847,137 of fixed-rate debt and $31,176,593 of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.99% and the weighted-average interest rate on the variable-rate debt was 6.98%. At September 30, 2006, the estimated fair market value of our fixed-rate debt was $84,847,137. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of September 30, 2006 would decrease by approximately $7,200,000. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of September 30, 2006 would increase by approximately $6,400,000. If the weighted-average interest rate on our variable-rate debt outstanding at September 30, 2006 is 100 basis points higher or lower during the 12 months ended September 30, 2007, our interest expense would be increased or decreased by approximately $312,000.

As of September 30, 2006, our real estate investment portfolio includes a junior mezzanine loan of which $13,322,027 had been funded (the “Tribeca Mezzanine Loan”). The Tribeca Mezzanine Loan bears interest at a variable-rate equal to one month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. The Tribeca Mezzanine Loan has an initial maturity date of March 1, 2008 with a one-year extension option subject to the payment of an extension fee and certain other conditions. Prior to the maturity date, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). If one month LIBOR is 100 basis points lower during the 12 months ended September 30, 2007, interest income from the Tribeca Mezzanine Loan would be decreased by approximately $57,000 assuming the outstanding $13,322,027 of principal amount remains outstanding throughout the period. An increase in one month LIBOR would not impact interest income as the interest rate at September 30, 2006 was at the maximum interest rate under the loan agreement of 13.25%.

We currently have no interest rate hedge contracts.

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

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form S-11 (File No. 333-126087) filed with the SEC, as the same may be amended from time to time, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006 and is ongoing. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. Under rules recently promulgated by the SEC, in some circumstances we may continue the offering beyond this date. We are offering the 200,000,000 shares in our primary offering at an aggregate offering price of up to $2,000,000,000, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760,000,000, or $9.50 per share. We may sell the shares offered under the dividend reinvestment plan beyond the termination date of the primary offering until we have sold all the shares under the plan. KBS Capital Markets Group LLC, an affiliate of our advisor, is the dealer manager of our offering.

Through September 30, 2006, we had sold 2,296,074 shares for gross offering proceeds of $22,924,565. At September 30, 2006, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated / Actual
Selling commissions and dealer manager fees	$2,143,120	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	1,295,565	Actual

Total expenses	$3,438,685

As of September 30, 2006, the net offering proceeds to us, after deducting the total expenses paid as described above, were $19,485,880. We have used the net proceeds from this offering and financings to acquire $132,329,374 of real estate investments, including $2,261,823 in acquisition fees and expenses.

During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.5	Amended Share Redemption Program, incorporated by reference to the full description of the program set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2006

4.6	Escrow Agreement, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.7	First Amendment to Escrow Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.1	Sale, Purchase and Escrow Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) among NCFLA II Owner LLC, KBS Capital Advisors LLC and Commercial Property Title LLC, dated as of March 28, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.2	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Capital Advisors LLC and KBS Sabal Pavilion, LLC, dated as of April 26, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.3	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Sabal Pavilion, LLC and NCFLA II Owner LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.4	Promissory Note by KBS Limited Partnership in favor of KBS Holdings LLC, dated as of July 6, 2006, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.5	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement by and among KBS Sabal Pavilion, LLC, and Mortgage Electronic Registration Systems, Inc., dated as of July 6, 2006, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.6	Mezzanine Loan Agreement between KBS REIT Acquisition II, LLC and Wells Fargo Bank, National Association, dated as of July 6, 2006, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.7	Omnibus Agreement (related to the acquisition of the Tribeca Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS Tribeca Summit, LLC, dated as of July 18, 2006, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.8	Assignment and Assumption Agreement (related to the acquisition of Tribeca Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS Tribeca Summit, LLC, dated as of July 18, 2006, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.9	Second Mezzanine Loan Agreement between 415 Greenwich Mezzanine Owner LLC and AIG Mortgage Capital, LLC, dated as of February 28, 2006, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.10	Master Repurchase Agreement and Confirmation Agreement between KBS Tribeca Summit, LLC and Greenwich Capital Financial Products, Inc., dated as of July 18, 2006, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.11	Amendment No. 1 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of July 18, 2006, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.12	Amendment No. 2 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of August 8, 2006, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.13	Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between The Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of May 2, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.14	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of June 14, 2006, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.15	Second Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of July 6, 2006, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.16	Third Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of July 20, 2006, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.17	Fourth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of July 31, 2006, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.18	Assignment and Assumption of Purchase Agreement between KBS Capital Advisors LLC and KBS Clayton Plaza, LLC, dated as of August 11, 2006, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.19	Fifth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 21, 2006, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.20	Sixth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 28, 2006, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.21	Seventh Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 29, 2006, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.22	Eighth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 31, 2006, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.23	Loan Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS Clayton Plaza, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.24	Promissory Note (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS Clayton Plaza, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.25	Mezzanine Loan Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS REIT Acquisition I, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.26	Promissory Note (Mezzanine Loan) (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS REIT Acquisition I, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

10.27	Purchase and Sale Agreement (related to the acquisition of Southpark Commerce Center II Buildings) between Transwestern SF Partners I, L.P. and KBS Capital Advisors LLC, dated as of October 5, 2006

10.28	First Amendment to Purchase and Sale Agreement (related to the acquisition of Southpark Commerce Center II Buildings) between Transwestern SF Partners I, L.P. and KBS Capital Advisors LLC, dated as of October 13, 2006

10.29	Assignment and Assumption of Purchase Agreement (related to the acquisition of Southpark Commerce Center II Buildings) between KBS Capital Advisors LLC and KBS Southpark Commerce Center II, LLC, dated as of November 7, 2006

10.30	Amendment No. 3 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of October 18, 2006

10.31	Advisory Agreement dated November 8, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 13, 2006	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: November 13, 2006	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller