Form 10-K
period 2006-12-31
KBS Real Estate Investment Trust, Inc.
filed 2007-03-29
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-126087

KBS REAL ESTATE INVESTMENT TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-2985918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering for its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates at June 30, 2006.

As of March 23, 2007, there were 21,676,268 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Real Estate Investment Trust, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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

•

While we are raising capital and investing the proceeds of our ongoing initial public offering, the high demand for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

KBS Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation formed to invest in a diverse portfolio of real properties and real estate-related assets. The Company intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries.

We were formed on June 13, 2005 as KBS Realty Corporation. On June 15, 2005, KBS Realty Corporation and KBS Real Estate Investment Trust, Inc. filed Articles of Merger with the State of Maryland. KBS Realty Corporation survived the merger, and we subsequently changed our name to KBS Real Estate Investment Trust, Inc.

Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC, our external advisor, pursuant to an advisory agreement. The advisor owns 20,000 shares of our common stock.

We conduct substantially all of our operations through our Operating Partnership. We are the sole general partner of the Operating Partnership and own a 99% partnership interest in the Operating Partnership. KBS REIT Holdings LLC, our wholly owned subsidiary, owns the remaining 1% partnership interest in the Operating Partnership and is the sole limited partner of the Operating Partnership.

On June 23, 2005, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared our registration statement effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC, an affiliate of the advisor, to serve as the dealer manager of the offering. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

On July 5, 2006, we broke escrow in our ongoing initial public offering and accepted subscriptions for 546,035 shares or approximately $5.45 million of gross proceeds. Through December 31, 2006, including shares sold through our dividend reinvestment plan, we had sold 11,289,222 shares for gross offering proceeds of $112,430,440. We purchased our first property and commenced our real estate operations on July 7, 2006. As of December 31, 2006, we had acquired two office buildings, one light industrial property, one distribution facility, a corporate research building and a junior mezzanine loan. We are dependent upon the net proceeds from the ongoing initial public offering to conduct our proposed operations, and we intend to use substantially all of the net proceeds from our offering to invest in a diverse portfolio of real estate assets.

Investment Objectives

We intend to acquire and manage a diverse portfolio of real estate assets. We plan to diversify our portfolio by property type, geographic region, investment size and investment risk with the goal of attaining a portfolio of income producing real estate and real estate-related assets that provide attractive and stable returns to our investors. In constructing our portfolio, we intend to target approximately 70% core investments and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that the advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), the portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

Real Estate Portfolio

Real Properties

We intend to focus our investment activities on the acquisition of a diverse portfolio of commercial properties located in large metropolitan areas in the United States. The primary property types in which we intend to invest are as follows (in no order of priority):

•

office properties—including low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation;

•

retail properties—including neighborhood, community, power and lifestyle shopping centers and focusing on properties located in or nearby populated residential areas that have, or have the ability to attract, strong anchor tenants; and

•	industrial properties—including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties.

All such real estate assets may be acquired directly by the Company or the Operating Partnership, though we may invest in other entities that make similar investments.

We plan to diversify our portfolio by expected investment risk by investing in both core and enhanced-return properties. We consider core investments to be lower risk properties, such as existing properties with at least 80% occupancy and minimal near-term lease rollover. Enhanced return properties are higher-yield and higher-risk investments that our advisor will seek to manage and reposition. Examples of enhanced-return properties that we will seek to acquire and reposition include: properties with moderate vacancies or near-term lease rollovers; poorly managed and positioned properties; properties owned by distressed sellers and built-to-suit properties. Once stabilized, we will either hold enhanced-return properties as core investments or sell them. Whether a core or enhanced-return property, each of our potential investments will be subject to our advisor’s stringent underwriting standards and the approval of our independent directors.

Real Estate-Related Assets

We also intend to make investments in real estate-related assets. The real estate-related investments in which we expect to invest are generally higher-yield and higher-risk investments and include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, we expect that the substantial majority of these investments will consist of mezzanine loans, commercial mortgage-backed securities and B-Notes, as well as collateralized debt obligations.

Financing Objectives

We have financed our acquisitions to date with a combination of the proceeds from our ongoing initial public offering and debt incurred upon the acquisition of certain properties. We expect that once we have fully invested the proceeds of our ongoing initial public offering, our debt financing will be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. There is no limitation on the amount we may borrow for the purchase of any single property. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing.

We do not intend to exceed the leverage limit in our charter except in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds.

We exceeded our charter limitation on borrowing during the third and fourth quarters of 2006. The conflicts committee approved each borrowing in excess of our charter limitation and in each case the conflicts committee determined that the excess leverage was justified. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our advisor has advanced $1,600,000 to us for cash distributions and expenses in excess of revenues through March 28, 2007, all of which is outstanding, and deferred its asset management fee without interest from July 2006 through March 2007. As of March 31, 2007, asset management fees deferred by our advisor are expected to total approximately $920,000. We are obligated to reimburse our advisor on demand for the $1,600,000 advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

Economic Dependency

We are dependent on the advisor and the dealer manager for certain services that are essential to us, including the sale of shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; the management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate investment and leasing markets continue to be highly competitive. We actively compete with many other entities engaged in the acquisition and operation of retail, office and industrial properties. As such, we compete for a limited supply of properties that meet our investment criteria. The renewed interest in real estate investments as an asset class over the past several years has increased the capital available for the acquisition of commercial real estate. Investors include large institutional investors, pension funds, REITS, insurance companies, as well as foreign and private investors. These entities may have greater financial resources than we do. This increased competition may limit the number of suitable properties available to us and result in higher pricing, lower yields and an increased cost of funds. The above factors could also result in delays in the investment of proceeds from our ongoing initial public offering.

We are also subject to significant competition in seeking to acquire real estate-related investments. Recently, there has been increased interest in and competition for the acquisition of mortgage loans and mortgage loan participations, mezzanine debt and preferred equity securities. We believe that this market is growing because purchasers of commercial real estate are increasingly using mezzanine debt and preferred equity financing to reduce their required equity investment and to attain greater leverage on their equity. However, at the same time, we believe that there is and will continue to be greater competition among providers of such financing, which could result in declining interest rates on these investments. Some of our competitors have greater resources than we do and may be willing to accept greater risk. Our income from these investments depends upon our ability acquire and originate investments with spreads over our borrowing and/ or origination costs.

Compliance with Federal, State and Local Environmental Law

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection. As owners of real property, we could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. In addition, the cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims relating to such laws and regulations could affect our operations and reduce the amounts available for distribution to our stockholders.

We believe that our portfolio of investment properties complies in all material respects with these laws. All of our properties have been subjected to Phase I environmental assessments at the time they were acquired. These assessments have not revealed, nor are we aware of, any environmental liability that will have a material adverse effect on our operations.

Employees

We have no direct employees. The employees of the advisor provide management, acquisition, advisory and certain administrative services for us.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their annual financial statements. We acquire commercial properties and invest in real estate-related assets, and, as a result, we operate in two business segments. For financial data by segment, see “Note 12. Segment Information” in the notes to consolidated financial statements filed herewith.

Available Information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following Web site, http://www.kbs-cmg.com/KBS_REIT.htm, through a link to the SEC’s Web site, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A. RISK FACTORS

Following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares it will likely be at a substantial discount to the public offering price.

There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The current market for properties meeting our investment objectives is highly competitive as is the leasing market for such properties. The more shares we sell in our ongoing initial public offering, the greater our challenge will be to invest all of the net proceeds of the offering promptly and on attractive terms. We may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

If we are unable to raise substantial funds in our ongoing initial public offering, we will be limited in the number and type of investments we make and an investment in us will fluctuate with the performance of a smaller and less diversified number of properties and real estate-related assets.

Our ongoing initial public offering is being made on a “best efforts” basis, which means the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the ongoing initial public offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantial proceeds, we will make fewer investments resulting in less diversification in terms of the number, types and geographic locations of the investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our ongoing initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Neither we nor our advisor have a prior operating history and our advisor does not have any experience operating a public company, which makes our future performance difficult to predict.

We are a recently formed company, as is our advisor. Neither of us has an operating history. We were incorporated in the State of Maryland on June 13, 2005. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor. We are the first publicly offered investment program sponsored by the affiliates of our advisor. Because the previous KBS-sponsored programs were conducted through privately held entities, they were subject to neither the up-front commissions, fees and expenses associated with our ongoing initial public offering nor all of the laws and regulations that apply to us. Finally, our executive officers and directors have limited experience managing public companies. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and our stockholders should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our lack of an operating history and differences from other KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

The dealer manager of our ongoing initial public offering, KBS Capital Markets Group, is a newly formed entity with no operating history, and our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group to successfully conduct our ongoing initial public offering.

We retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our ongoing initial public offering. KBS Capital Markets Group is a recently formed company with no prior operating history. Our ongoing initial public offering is the first offering conducted by our dealer manager. The success of our ongoing initial public offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our ongoing initial public offering will be limited and we may not have adequate capital to implement our investment strategy.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate assets. Our advisor has no operating history and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

If we pay distributions from sources other than our cash flow from operations, funds available for the acquisition of properties and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings or the net proceeds from our ongoing initial public offering, funds available for the acquisition of properties and the overall return to our stockholders may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s deferred asset management fee.

Our advisor has advanced $1,600,000 to us for cash distributions and expenses in excess of revenues through March 28, 2007, all of which is outstanding, and deferred its asset management fee without interest from July 2006 through March 2007. As of March 31, 2007, asset management fees deferred by our advisor are expected to total approximately $920,000. We are obligated to reimburse our advisor on demand for the $1,600,000 advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s deferred asset management fee. Repayment of the advance and payment of the deferred asset management fee would affect investor returns as less cash flow would be available for distribution due to the payment of these amounts to the advisor.

The loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Peter M. Bren, Charles J. Schreiber, Jr., Peter McMillan III, Keith D. Hall and, through our dealer manager, Greg P. Brakovich, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, McMillan, Hall or Schreiber. Messrs. Bren, McMillan, Hall, Schreiber and Brakovich may not remain affiliated with us. If any of these persons were to cease their affiliation with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

Risks Related to Conflicts of Interest

KBS Capital Advisors and its affiliates, including all of our executive officers and some of our directors, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers and some of our directors are also officers, directors and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle KBS Capital Markets Group to dealer-manager fees and will likely entitle KBS Capital Advisors to increased acquisition and asset-management fees;

•	property sales, which entitle KBS Capital Advisors to real estate commissions and possible success-based sale fees;

•

property acquisitions from other KBS-sponsored programs, which might entitle affiliates of KBS Capital Advisors to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which entitle KBS Capital Advisors to acquisition fees and asset-management fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and asset-management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a success-based listing fee; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a success-based fee.

The fees our advisor receives in connection with transactions involving the purchase and management of a property are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

KBS Capital Advisors will face conflicts of interest relating to the purchase and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive properties and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our advisor, specifically its executive officers and real estate professionals, including Peter M. Bren and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. Messrs. Bren and Schreiber and several of the other employees of KBS Capital Advisors are also the key employees of KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets. As such, other KBS-sponsored programs, especially those that are currently raising offering proceeds, and these institutional investors rely on the same group of real estate professionals for investment opportunities. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our charter disclaims any interest in an investment opportunity known to KBS Capital Advisors or its affiliates that KBS Capital Advisors has not recommended to us. Thus, the executive officers and real estate professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, reducing the level of distributions we may be able to pay to our stockholders.

We and other KBS-sponsored programs and KBS-advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals direct creditworthy prospective tenants to another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren and Schreiber are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate projects.

KBS Capital Advisors will face conflicts of interest relating to joint ventures that we may form with affiliates of KBS Capital Advisors, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have the same executive officers and key employees; and these persons, including Messrs. Bren and Schreiber, will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of an arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders’ detriment.

KBS Capital Advisors, its affiliates and employees and our officers will face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and its affiliates and employees for the day-to-day operation of our business. Peter M. Bren and Charles J. Schreiber, Jr., two of our executive officers, are also executive officers of KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors of the other KBS programs and the investment advisers to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they have engaged in and they will continue to engage in other business activities, Messrs. Bren and Schreiber will face conflicts of interest in allocating their time among us, KBS Capital Advisors and other KBS programs and activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share the same key employees. During times of intense activity in other programs and ventures, these employees may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors face conflicts of interest related to the positions they hold with KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers and some of our directors are also executive officers, managers and holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, these persons also serve as the investment advisers to institutional investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In order to be excluded from regulation under the Investment Company Act, we must engage primarily in the business of buying mortgages and other liens on or interests in real estate within one year of our formation. The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption. To constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. In addition, mortgaged-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including whether the securities are subject to risk of loss and the rights that we have with respect to the underlying loans. Our ownership of mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Payment of fees to KBS Capital Advisors and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

KBS Capital Advisors and its affiliates will perform services for us in connection with the offer and sale of shares in our ongoing initial public offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our ongoing initial public offering. These substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from other sources, such as cash flow from operations, borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our sponsors for our significant organization and offering expenses and in generating funds from operations sufficient to repay our advisor for advances made to us to pay cash distributions and expenses in excess of revenues, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

Our properties will be subject to the risks typically associated with real estate, including:

•	changes in general economic conditions;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in an area);

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

A decrease in the value of our investments would have an adverse effect on our operations and our ability to pay distributions to our stockholders.

We depend on tenants for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants.

The success of our investments will materially depend upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would lower our net income. A default by a tenant on its lease payments would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-letting the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of the properties in which we will invest may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. Because the market value of a property will depend principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on these properties.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases associated with that property.

Our inability to sell a property when we desire could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. We, however, can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

Although we expect that we will invest primarily in properties that have operating histories or whose construction is complete, from time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for properties and other investments, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.

We may enter into joint ventures with other KBS-sponsored programs as well as third parties to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

The costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the disposal of solid and hazardous materials and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, or damages we must pay will reduce our cash flow and ability to make distributions.

Discovery of previously undetected environmentally hazardous conditions may decrease our cash flows and limit our ability to make distributions.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We expect that our investments will be in major metropolitan areas. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. The costs of obtaining terrorism insurance and any uninsured losses we may suffer as a result of terrorist attacks could reduce the returns on our investments and limit our ability to make distributions to our stockholders.

Risks Related to Real Estate-Related Investments

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on our stockholders’ investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

If we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease, which would lower the proceeds we would receive in the event we sell such assets. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

Our investments in real estate-related common equity securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

Our investments in real estate-related common equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments.

Real estate-related common equity securities are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in real estate-related common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related common equity securities and the ability of the issuers thereof to make distribution payments.

Our investments in real estate-related preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which securities involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated.

The mezzanine loans in which we invest may involve greater risks of loss than senior loans secured by income-producing real properties.

The mezzanine loans in which we invest may take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

To the extent that we make investments in real estate-related securities, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase are particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Our investments may be sensitive to fluctuations in interest rates, and our hedging strategies may not be effective.

We may use various investment strategies to hedge interest rate risks with respect to our portfolio of real estate-related investments. Although we only expect to engage in interest rate hedging transactions to hedge interest rate risks and not for speculation, the use of interest rate hedging transactions involves certain risks. These risks include: (i) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the interest rate hedging transaction, (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction used and (iii) potential illiquidity for the hedging instrument used, which may make it difficult for us to close-out or unwind an interest rate hedging transaction. In addition, because we intend to qualify as a REIT, for federal income tax purposes we will have limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs. To the extent that we do not hedge our interest rate exposure, our profitability may be negatively impacted by fluctuations in long-term interest rates.

If we use leverage in connection with our investment in CMBS, the risk of loss associated with this type of investment will increase.

We may use leverage in connection with our investment in CMBS. Although the use of leverage may enhance returns and increase the number of investments that can be made, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying securities acquired. Therefore, such financing may mature prior to the maturity of the CMBS acquired by us. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the CMBS subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying CMBS.

Delays in restructuring or liquidating non-performing real estate securities could reduce the return on our stockholders’ investment.

Real estate securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may receive from an investment.

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

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which debt increases our risk of loss due to foreclosure.

As of March 28, 2007, we had total long-term notes payable with a maturity of longer than one year of approximately $215 million. Long-term notes payable consisted of $215 million of fixed-rate, term mortgage loans with a weighted-average interest rate of 5.82% at March 27, 2007. In the future, we may obtain lines of credit and long-term financing secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We expect that we will incur debt in the future and increases in interest rates will increase the cost of that debt, which could reduce the cash we have available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. We exceeded our charter limitation on borrowing during the third and fourth quarters of 2006. The conflicts committee approved each of these borrowings. As of March 28, 2007, our borrowings were under 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets. High debt levels cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our stockholders may have current tax liability on distributions our stockholders elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of our stockholders’ investment.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (ii) the effect of non-deductible capital expenditures, (iii) the creation of reserves or (iv) required debt or amortization payments. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our stockholders’ investment.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock, should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2. PROPERTIES

Commercial Property Portfolio

At December 31, 2006, we wholly owned two office buildings, one light industrial property, one distribution facility and a corporate research building. All of these properties are included in our accompanying consolidated financials statements and in the property summary below. As of December 31, 2006, our portfolio was approximately 99% leased. The following table provides summary information regarding our properties as of December 31, 2006. Each property is briefly discussed after the tables.

Asset Name	City	State	Date Acquired	Year Built/ Renovated	Square Footage	Purchase Price	Debt	% Leased
Sabal Pavilion Building	Tampa	FL	7/7/2006	1998	120,500	$24,250,000	$14,700,000	100%
Plaza in Clayton	St. Louis	MO	9/27/2006	2001	325,172	93,281,000	84,500,000	97%
Southpark Commerce Center II Buildings	Austin	TX	11/21/2006	2000	372,125	28,400,000	23,200,000	98%
825 University Avenue Building	Norwood	MA	12/5/2006	2004-2006	166,574	28,800,000	24,600,000	100%
Midland Industrial Buildings	McDonough	GA	12/22/2006	2000	785,790	37,100,000	32,750,000	100%

					1,770,161	$211,831,000	$179,750,000	99%

Descriptions of Properties

Acquisitions as of December 31, 2006

Sabal Pavilion Building

The Sabal Pavilion Building is a four-story office building containing 120,500 rentable square feet. The Sabal Pavilion Building is located on an approximate 12-acre parcel of land in Tampa, Florida. The Sabal Pavilion Building was completed in 1998 and is 100% leased to Ford Motor Credit Company. Ford Motor Credit Company, a subsidiary of Ford Motor Company, is one of the world’s largest auto financing companies.

Plaza in Clayton

The Plaza in Clayton is a sixteen-story office building containing 325,172 rentable square feet. The Plaza in Clayton is located on an approximate 2-acre parcel of land in St. Louis, Missouri. The Plaza in Clayton was completed in 2001 and is 97% leased by the following tenants: the law firm of Husch & Eppenberger, LLC (approximately 46%), Ernst & Young (approximately 29%), Metropolitan Life Insurance Company (approximately 11%) and various other office and retail tenants. Husch & Eppenberger, LLC is a full service law firm with more than 275 attorneys in eight offices throughout the Midwest.

Southpark Commerce Center II Buildings

The Southpark Commerce Center II Buildings include four light industrial/flex buildings containing 372,125 rentable square feet. The Southpark Commerce Center II Buildings are located on an approximate 26-acre parcel of land in Austin, Texas. The Southpark Commerce Center II Buildings were built in 2000 and are currently 98% leased to seven tenants, including Travis Association for the Blind (approximately 27%), Legerity, Inc (approximately 19%), Wayport, Inc. (approximately 19%) and Esoterix, Inc. (approximately 11%).

825 University Avenue Building

825 University Avenue Building is a two-story corporate research building containing 166,574 rentable square feet and is located on an approximate 19-acre parcel of land in Norwood, Massachusetts. The 825 University Avenue Building was fully renovated between 2004 and 2006 and is currently 100% leased by the following tenants: Instron Corporation (approximately 66%) and LTX Corporation (approximately 34%). Instron Corporation, a division of Illinois Tool Works, is a premier maker of instruments, systems and software used to test the mechanical properties and performance of ceramics, composites, metals, plastics, rubber and textiles. LTX Corporation has been designing, developing and marketing advanced test solutions for the semiconductor industry for 30 years.

Midland Industrial Buildings

The Midland Industrial Buildings include three bulk distribution buildings containing 785,790 rentable square feet. The Midland Industrial Buildings are located on an approximate 38-acre parcel in McDonough, Georgia. The Midland Industrial Buildings were completed in 2000, and is 100% leased by Ozburn-Hessey Logistics, LLC under three separate lease agreements. Ozburn-Hessey is the largest privately held third party logistics provider in the United States. It supplies its clients with complete supply chain solutions nationwide, including custom brokerage and freight forwarding, real estate, small parcel, transportation and transportation management, value-added services and warehousing.

Acquisitions Subsequent to December 31, 2006

625 Second Street Building

On January 31, 2007, we acquired the 625 Second Street Building, a four-story office building located on an approximate 1-acre parcel in San Francisco, California. The 625 Second Street Building contains 134,847 rentable square feet and was completed in 1906 and fully renovated in 1999. The 625 Second Street Building is

100% leased by LookSmart, Ltd. LookSmart is an online media and technology company that focuses on internet search and provides related content, advertising and technology solutions for consumers, advertisers and publishers. The LookSmart lease expires in November 2009. The purchase price of the 625 Second Street Building was $51,000,000 plus closing costs.

Crescent Green Buildings

On January 31, 2007, we acquired three office buildings comprising 248,832 rentable square feet. The Crescent Green Buildings are located on an approximate 24-acre parcel of land in Cary, North Carolina. The Crescent Green Buildings were completed in 1996, 1997 and 1998 and are currently 99% leased by fifteen tenants, including Affiliated Computer Services (approximately 63%). Affiliated Computer Services is a premier provider of diversified business process outsourcing and information technology outsourcing solutions to commercial and governmental clients worldwide. The purchase price of the Crescent Green Buildings was $48,140,000 plus closing costs.

Sabal VI Building

On March 5, 2007, we acquired a two-story office building containing 96,346 rentable square feet. The Sabal VI Building is located on an approximate 10-acre parcel of land in Tampa, Florida. The Sabal VI Building was completed in 1988 and is 100% leased. The Sabal VI Building is currently leased by the following tenants: CCN Managed Care, Inc. (61%), PharMerica (20%), and Ford Motor Credit Company (19%). CCN Managed Care is a wholly owned subsidiary of First Health Group Corp., one of the nation’s largest PPO networks. PharMerica is a wholly owned subsidiary of AmerisourceBergen Corporation, the nation’s leading drug distributor and global supplier of pharmaceuticals, medical-surgical supplies, specialty healthcare products, information management solutions and consulting services. Ford Motor Credit Company, a wholly owned subsidiary of Ford Motor Company, is one of the world’s largest auto financing companies. It provides wholesale financing, mortgages and capital loans for dealers, as well as individual and fleet financing. Ford Motor Credit Company executed its lease on January 11, 2007 and, per its lease, it is anticipated that Ford Motor Credit Company will commence paying monthly rent effective May 1, 2007 upon taking occupancy of the space. The purchase price of the Sabal VI Building was $16,500,000 plus closing costs.

Acquisitions Reasonably Probable Subsequent to December 31, 2006

Kensington Office Buildings

On March 22, 2007, we entered into an agreement to acquire two four-story office buildings containing 170,436 rentable square feet. Pursuant to the purchase and sale agreement, we would be obligated to purchase the Kensington Office Buildings only after satisfactory completion of agreed upon closing conditions. The Kensington Office Buildings are located on an approximate 9-acre parcel of land in Sugar Land, Texas. The Kensington Office Buildings were completed in 1998 and are 85% leased by thirty-five tenants at March 2007, including Noble Drilling Services, Inc. (12.6%). Noble Drilling Services is one of the largest offshore drilling contractors in the world. The purchase price of the Kensington Office Buildings is $28,000,000 plus closing costs.

Portfolio Lease Expirations

The following table shows lease expirations of our acquired properties as of December 31, 2006.

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Rentable Square Feet Expiring	Percent of Portfolio Rentable Square Feet Expiring
2007	4	$159,854	0.9%	6,683	0.4%
2008	5	844,564	4.5%	120,434	6.9%
2009	2	337,307	1.8%	53,323	3.0%
2010	3	4,007,708	21.3%	225,634	12.9%
2011	4	3,716,293	19.8%	227,200	13.0%
Thereafter(2)	9	9,701,472	51.7%	1,118,240	63.8%

Total	27	$18,767,198	100.0%	1,751,514	100.0%

(1)	Annualized Base Rent represents contractual base rental income on a GAAP basis after the effect of the GAAP straight–lining adjustment from the time of our acquisition through the balance of the lease term.
(2)	Represents leases expiring from 2012 through 2016.

Industry Distribution of Portfolio Leases

The following table shows the tenant industry diversification of our acquired properties as of December 31, 2006.

Industry	Annualized Base Rent(1)	Percent of Annualized Base Rent	Rentable Square Feet	Percent of Rentable Square Feet
Legal Services	$4,251,227	22.7%	150,730	8.6%
Professional Services	2,881,861	15.4%	94,767	5.4%
Automotive	2,552,069	13.6%	120,500	6.9%
Logistics	2,664,792	14.2%	785,790	44.9%
Scientific R & D	1,415,798	7.5%	110,194	6.3%
Finance and Insurance	1,389,310	7.4%	44,618	2.5%
Computer Hardware	867,034	4.6%	56,380	3.2%
Health Care & Social Assistance	796,170	4.2%	143,133	8.2%
Information-Telecommunications	435,311	2.3%	70,700	4.0%
Communications Products	376,635	2.0%	70,700	4.0%
Accommodation and Food Services	206,339	1.1%	7,204	0.4%
Other Services(2)	930,652	5.0%	96,798	5.6%

	$18,767,198	100.0%	1,751,514	100.0%

(1)	Annualized Base Rent represents contractual base rental income on a GAAP basis after the effect of the GAAP straight–lining adjustment from the time of our acquisition through the balance of the lease term.
(2)	None more than 1% of Annualized Base Rent.

Mezzanine Loan Portfolio

Acquisitions as of December 31, 2006

Tribeca Mezzanine Loan

On July 18, 2006, we purchased a $15,896,000 junior mezzanine loan (the “Tribeca Mezzanine Loan”). The purchase price of the Tribeca Mezzanine Loan was $12,949,510, which was the amount funded to the borrower under the loan to date, plus closing costs. After the closing, we remained obligated to fund an additional $2,946,490 under the loan for future costs related to the conversion of the building. We had funded an aggregate of $13,797,714 under the Tribeca Mezzanine Loan as of December 31, 2006.

The Tribeca Mezzanine Loan bears interest at a variable rate equal to one-month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At December 31, 2006, the one-month LIBOR rate was 5.3279%. The Tribeca Mezzanine Loan has an initial maturity date of March 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower must pay us an amount that brings the annualized internal rate of return on the Tribeca Mezzanine Loan to 25%. The Tribeca Mezzanine Loan is being used to fund future costs related to the conversion of an eight-story loft building into a 10-story condominium building located in New York, New York (the “Tribeca Building”). The Tribeca Mezzanine Loan is subordinate to a $100,000,000 mortgage loan on the conversion building and a $25,000,000 first mezzanine loan, of which approximately $101,000,000 of the senior notes was outstanding as of December 31, 2006.

Acquisitions Subsequent to December 31, 2006

Sandmar Mezzanine Loan

On January 9, 2007, we purchased an $8,000,000 mezzanine loan (the “Sandmar Mezzanine Loan”). The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. The purchase price of the Sandmar Mezzanine Loan was $8,000,000 plus closing costs. The borrowers are expected to use approximately $5,200,000 of the Sandmar Mezzanine Loan to partially fund the acquisition of six grocery store-anchored, small neighborhood and single tenant retail centers, which together comprise 818,888 square feet, and are expected to use approximately $2,800,000 for future capital expenditures and leasing costs. The properties are located in three states, North Carolina (three properties), Florida (two properties), and Tennessee (one property), and had an average occupancy of 91% as of the date of acquisition. There was $49,600,000 of senior financing on the underlying properties at January 9, 2007.

Park Central Mezzanine Loan

On March 23, 2007, we purchased a $15,000,000 interest in a $58,000,000 mezzanine loan (the “Park Central Mezzanine Loan”). The Park Central Mezzanine Loan bears interest at a floating rate of one-month LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. The purchase price of our interest in the Park Central Mezzanine Loan was approximately $15,000,000 plus closing costs. The borrower is expected to use the Park Central Mezzanine Loan to refinance existing debt on the Park Central Hotel. The Park Central Hotel is a 934 room, four-star, full-service hotel located in Midtown Manhattan in New York, New York. There is $407,000,000 of senior financing on the Park Central Hotel.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 23, 2007, we had approximately 21.7 million shares of common stock outstanding held by a total of approximately 5,000 stockholders. The number of stockholders is based on the records of Phoenix Transfer, Inc., who serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

In order for NASD members and their associated persons to participate in our ongoing initial public offering of our common stock, we are required pursuant to NASD Conduct Rule 2710 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisor’s estimated value of the shares is $10.00 per share as of December 31, 2006. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. The estimated values should not be viewed as an accurate reflection of the fair market value of our properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties, which amount would likely be less than $10.00 per share because the amount of proceeds available for investment from our ongoing initial public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses. Until three years after we have completed our offering stage, our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

Distribution Information

We intend to authorize, declare and pay distributions on a monthly basis. We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2006. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2006, we declared distributions based on daily record dates for each day during the period commencing July 18, 2006 through December 31, 2006, aggregated by month as follows:

	July 18 thru July 31	August 1 thru August 31	September 1 thru September 30	October 1 thru October 31	November 1 thru November 30	December 1 thru December 31
Total Distributions Declared (1)	$18,959	$62,818	$106,884	$179,642	$336,404	$581,634
Total Per Share Distribution (1)	$0.02	$0.06	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

(1)	100% of the distributions declared during 2006 represented a return of capital for tax purposes.

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending May 31, 2007 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through May 31, 2007. We are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Through December 31, 2006, our advisor had advanced $900,000 to us for cash distributions and expenses in excess of revenues, all of which is outstanding. In addition, our advisor deferred its asset management fee, without interest, for the months of July, August, September, October, November and December 2006. As of December 31, 2006, asset management fees deferred by our advisor totaled $369,328. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s deferred asset management fee.

Our board of directors declared a daily distribution for the period from January 1, 2007 through January 31, 2007, which distribution was paid in February 2007, and declared a daily distribution for the period from February 1, 2007 through February 28, 2007, which distribution was paid in March 2007. Our board of directors has also declared a daily distribution for the period from March 1, 2007 through March 31, 2007, which we expect will be paid in April 2007; a daily distribution for the period from April 1, 2007 through April 30, 2007, which distribution we expect will be paid in May 2007; and a daily distribution for the period from May 1, 2007 through May 31, 2007, which distribution we expect will be paid in June 2007. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. From July 18, 2006 through March 28, 2007, our advisor had advanced an aggregate of $1,600,000 to us for cash distributions and expenses in excess of revenues, all of which is outstanding. Our advisor also continued to defer its asset management fee, without interest, from July 2006 through March 2007. As of March 31, 2007, asset management fees deferred by our advisor are expected to total approximately $920,000.

In connection with our application to register shares of common stock in our ongoing initial public offering in the State of Ohio, we amended our distribution policy as follows:

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

•

We will maintain a cumulative record of the dollar amount by which the aggregate distributions to our stockholders from the October 11, 2006 record date for distributions (the “Effective Date”) and all subsequent record dates for distributions exceed our actual to-date funds from operations from the Effective Date. Such dollar amount, if greater than zero, is a “Fund-to-Date Deficit.” After the first anniversary of the Effective Date, if we have a Fund-to-Date Deficit for a continuous 365-day period, then thereafter until such time as the Fund-to-Date Deficit has been recovered, we must reduce the amount of distributions to our stockholders to a level that, based upon the conflicts committee’s good faith analysis of our projected operating cash flows, would eliminate the Fund-to-Date Deficit within 730 days from the date that the Fund-to-Date Deficit was initially incurred, except insofar as such a distribution is necessary to satisfy the requirement that we distribute at least the percentage of our REIT taxable income required for annual distribution by the Code or otherwise as necessary or advisable to assure that we maintain our qualification as a REIT for federal tax purposes. We do not have to reduce our then-current dividend yield more than once in any 365-day period in order to satisfy the foregoing undertaking. We define funds from operations in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition.

Equity Compensation Plan

We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards have been granted under the plan as of March 28, 2007. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our ongoing initial public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

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

Through December 31, 2006, including shares sold through our dividend reinvestment plan, we had sold 11,289,222 shares for gross offering proceeds of $112,430,440. At December 31, 2006, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$10,241,203	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	4,506,954	Actual

Total expenses	$14,748,157	Actual

As of December 31, 2006, the net offering proceeds to us, after deducting the total expenses paid as described above, were $97,682,283, including net offering proceeds from our dividend reinvestment plan of $368,795, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our ongoing initial public offering to purchase or fund $228,417,831 of real estate and real estate-related investments, including $3,432,291 in acquisition fees and closing costs.

During the fiscal year ended December 31, 2006, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program for investors who have held their shares for at least one year, subject to certain limitations. Under the share redemption program, we will initially redeem shares at the lower of $9.00 or 90% of the price paid to acquire the shares from us, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined). Until three years after the completion of our offering stage, the redemption price would be the amount paid to acquire the shares from us for redemptions sought upon a stockholder’s death or “qualifying disability.” Three years after the completion of our offering stage, the redemption price per share for all stockholders would be equal to the net asset value per share of our common stock, as estimated by our advisor or another firm chosen for that purpose. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year.

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

We may amend, suspend or terminate the program upon 30 days’ notice. As of December 31, 2006, we had not repurchased any shares under our share redemption program.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the year ended December 31, 2006 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below:

As of December 31, 2006
Balance sheet data:
Total real estate investments	$227,926,208
Total assets	283,215,064
Notes payable	179,750,000
Total liabilities	189,190,037
Redeemable common stock	368,795
Total stockholders’ equity	93,656,232

Operating data:

For the Year Ended December 31, 2006
Total revenues	$5,917,756

Expenses:
Property operating expenses	1,866,901
General and administrative expenses, including asset management fees to affiliate	1,587,939
Depreciation and amortization	2,537,680

Total operating expenses	5,992,520

Operating loss	(74,764)

Other income (expenses)
Interest expense	(2,826,065)
Interest income and other revenues	329,914

Total other income (expenses), net	(2,496,151)

Net loss	$(2,570,915)

Other data:

Funds from operations (1)	$(33,235)
Cash flows provided by operations	325,503
Cash flows used in investing activities	(228,417,831)
Cash flows provided by financing activities	276,646,371

Per share data:
Net loss per common share - basic and diluted	$(1.37)
Distributions declared per common share	0.32

Weighted-average number of common shares outstanding	1,876,583

(1)

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the year ended December 31, 2006:

For the Year Ended December 31, 2006
Net loss	$(2,570,915)
Add:
Depreciation of real estate assets	1,441,126
Amortization of lease-related costs	1,096,554

FFO	$(33,235)

Weighted-average shares outstanding, basic and diluted	1,876,583

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. See “Forward-Looking Statements” preceding Part I.

Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. Through December 31, 2006, including shares sold through our dividend reinvestment plan, we had sold 11,289,222 shares for gross offering proceeds of $112,430,440. We purchased our first property on July 7, 2006, and of as December 31, 2006, we had acquired two office buildings, one light industrial property, one distribution facility, a corporate research building and a junior mezzanine loan. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations.

We intend to use the proceeds of our ongoing initial public offering to acquire and manage a diverse portfolio of real estate assets composed primarily of office, industrial and retail properties located in large metropolitan areas in the United States. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our external advisor, KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments.

In constructing our portfolio, we intend to target approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

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

Liquidity and Capital Resources

We broke escrow in our ongoing initial public offering on July 5, 2006 and then commenced real estate operations with the acquisition of our first real estate investment on July 7, 2006. Our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments, the payment of operating expenses and distributions to stockholders.

Net cash flows from financing activities for the year ended December 31, 2006 were $276,646,371 consisting primarily of net offering proceeds of $97,682,283 (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $14,748,157) and $179,750,000 of notes payable. Between July 7, 2006 (the date we commenced real estate operations) and December 31, 2006, we incurred aggregate borrowings related to the purchase of real estate and real estate-related investments of $200,683,880. As of December 31, 2006, we had repaid $20,933,880 of these borrowings. With capital from our financing activities, we invested approximately $228,418,000 in real estate investments, including acquisition fees and closing costs of $3,432,291. Primarily from the operation of our real estate investments and interest income from our investment in a mezzanine loan, net cash provided by operating activities was $325,503. We paid distributions to stockholders of $704,707 for the year ended December 31, 2006. The excess cash generated from financing activities (net of cash used in investing activities and net cash provided by operating activities) of $48,554,043 is expected to be used to reduce notes payable, pay liabilities or to make additional real estate investments.

As of December 31, 2006, our liabilities totaled $189,190,037 and consisted primarily of long-term notes payable with a maturity of longer than one year of $168,950,000 and short-term notes payable of $10,800,000.

Long-term notes payable consisted of $137,950,000 of fixed-rate, term mortgage loans with a weighted-average interest rate of 5.8532% and $31,000,000 of variable-rate mezzanine loans with a weighted-average interest rate of 6.8279% at December 31, 2006. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real estate-related investments. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings described below under “—Contractual Commitments and Contingencies,” we exceeded our charter limitation on borrowing during the third and fourth quarters of 2006. The conflicts committee approved each of these borrowings. In each case, the conflicts committee determined that the excess leverage was justified for the following reasons:

•	the borrowings enabled us to purchase the assets and earn rental and interest income more quickly;

•

the acquisitions are likely to increase the net offering proceeds from our ongoing initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	the prospectus for our ongoing initial public offering disclosed the likelihood that we would exceed our charter’s leverage guidelines during the early stages of the offering.

We expect to continue to generate capital from our ongoing initial public offering and to utilize indebtedness to assist in the funding for and timing of our acquisitions. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our operations. We will obtain the capital required to purchase properties and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

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

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2006. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to pay distributions on a monthly basis. We have not established a minimum distribution level.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2006:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Outstanding debt obligations(1)	$179,750,000	$10,800,000	$8,700,000	$24,050,000	$136,200,000
Purchase obligations(2)	$48,140,000	$48,140,000	—	—	—

(1)

Amounts include principal payments only. We incurred interest expense of $2,826,065 during the year ending December 31, 2006 and expect to incur interest in future periods on outstanding debt obligations based on the rates and terms disclosed below.

(2)

On December 21, 2006, we entered into a purchase and sale agreement to acquire a 248,832 rentable square foot property in Cary, North Carolina for $48,140,000. We purchased that property on January 31, 2007. See “—Subsequent Events.”

Our outstanding debt obligations as of December 31, 2006 were as follows:

Debt Obligation	Principal	Effective Interest Rate for Period	Fixed/ Variable Interest Rate	Maturity(1)	Percentage of Total Indebtedness
Sabal Pavilion Building—Mortgage Loan	$14,700,000	6.3800%	Fixed	August 1, 2036	8.18%
Plaza in Clayton—Mortgage Loan	62,200,000	5.8990%	Fixed	October 6, 2016	34.60%
Plaza in Clayton—Mezzanine Loan(2)	22,300,000	6.8310%	Variable	October 6, 2016	12.41%
Southpark Commerce Center II Buildings—Mortgage Loan	18,000,000	5.6725%	Fixed	December 6, 2016	10.01%
Southpark Commerce Center II Buildings—Mezzanine Loan(3)	5,200,000	6.8330%	Variable	December 6, 2007	2.89%
825 University Avenue Building—Mortgage Loan	19,000,000	5.5910%	Fixed	December 6, 2013	10.57%
825 University Avenue Building—Mezzanine Loan(3)	5,600,000	6.8280%	Variable	December 6, 2007	3.12%
Midland Industrial Buildings—Mortgage Loan	24,050,000	5.7550%	Fixed	January 6, 2011	13.38%
Midland Industrial Buildings—Mezzanine Loan(4)	8,700,000	6.8280%	Variable	January 8, 2008	4.84%

	$179,750,000				100.00%

(1)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.
(2)	On January 22, 2007, we paid off the principal and interest outstanding under the loan.
(3)	On February 6, 2007, we paid off the principal and interest outstanding on these loans.
(4)	On February 5, 2007, we made a $7,000,000 principal paydown on the loan.

In addition to the contractual obligations set forth above, at December 31, 2006, we have contingent liability with respect to advances to us from our advisor in the amount of $900,000 for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. We also have contingent liability with respect to the deferral of asset management fees payable to our advisor in the amount of $369,328 at December 31, 2006. Our advisor has agreed to defer its asset management fee, without interest, for the months of July, August, September, October, November and December 2006. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders. In addition, we have a contingent liability to our advisor for $136,347 of offering costs paid by our advisor but not yet reimbursed as of December 31, 2006.

Results of Operations

Our results of operations for the year ended December 31, 2006 are not indicative of those expected in future periods as we broke escrow in our ongoing initial public offering on July 5, 2006 and then commenced real estate operations on July 7, 2006 in connection with our first investment. During the period from inception (June 13, 2005) to December 31, 2005, we had been formed but had not yet commenced our ongoing initial public offering or real estate operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our ongoing initial public offering effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of December 31, 2006, we had acquired two office buildings, one light industrial property, one distribution facility, a corporate research building and a junior mezzanine loan for an aggregate purchase price of approximately $224,780,510, plus closing costs. We funded the acquisition of these investments with a combination of debt and proceeds from our ongoing initial public offering. We expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, interest income from our investment in the mezzanine loan, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the third and fourth quarters of 2006 for an entire period and as a result of anticipated future acquisitions of real estate assets.

Rental income for the five properties totaled $4,336,551 and tenant reimbursements totaled $524,363 for the year ended December 31, 2006. Property operating costs were $1,080,411 for the year ended December 31, 2006.

Depreciation expense for the year ended December 31, 2006 was $2,537,680, and real estate and other property-related taxes were $786,490. We acquired two of our properties during the third quarter, on July 7, 2006 and September 27, 2006, and three of our properties during the fourth quarter, on November 21, 2006, December 5, 2006 and December 22, 2006. As a result, our financial statements do not reflect a full period of operations for these properties.

Interest income from real estate loan receivable for the year ended December 31, 2006 was $776,553 and consisted primarily of interest income from the junior mezzanine loan we acquired on July 18, 2006.

Parking revenues and other operating income for the year ended December 31, 2006 was $280,289 and related primarily to $274,861 of parking revenues from the Plaza in Clayton. The Plaza in Clayton was acquired September 27, 2006. As a result, our financial statements do not reflect a full period of operations for this property.

Asset management fees incurred and payable to our advisor with respect to real estate investments totaled $369,328 for the year December 31, 2006 but have been deferred by our advisor without interest. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

General and administrative expenses for the year ended December 31, 2006 totaled $1,218,611. These general and administrative costs consisted primarily of insurance premiums, independent director fees and professional fees. We expect general and administrative costs to increase in the future based on a full year of real estate operations, as well as increased activity as we make real estate investments, but to decrease as a percentage of total revenue.

Interest income and other revenues for the year ended December 31, 2006 were $329,914 and related primarily to $308,667 of interest income earned on cash from offering proceeds being held throughout the year prior to their investment in real estate or real estate-related investments.

We financed the acquisition of our initial six investments substantially with debt. See above “—Contractual Commitments and Contingencies.” During the year ended December 31, 2006, we incurred interest expense of $2,826,065 related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate assets meeting our investment objectives.

For the year ended December 31, 2006, we had a net loss of $2,570,915 due primarily to general and administrative costs, depreciation and amortization, and interest expense.

Our organization and offering costs (other than selling commissions and the dealer manager fee) are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our ongoing initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us

(including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs associated with our ongoing initial public offering, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $4,506,954 through December 31, 2006. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. Through December 31, 2006, including shares sold through our dividend reinvestment plan, we had sold 11,289,222 shares for gross offering proceeds of $112,430,440 and recorded organization and offering costs of $4,506,954 and selling commissions and dealer manager fees of $10,241,203.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months and the year ended December 31, 2006:

	For the Three Months Ended December 31, 2006	For the Year Ended December 31, 2006
Net loss	$(1,578,583)	$(2,570,915)
Add:
Depreciation of real estate assets	1,248,672	1,441,126
Amortization of lease-related costs	893,770	1,096,554

FFO	$563,859	$(33,235)

Weighted-average shares outstanding, basic and diluted	6,220,631	1,876,583

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

Buildings	25 - 40 years
Building improvements	10 - 25 years
Land improvements	20 - 25 years
Tenant improvements	Shorter of lease term or expected useful life

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a market period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which range from one month to ten years.

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

We also consider information obtained about each property as a result of our preacquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event do the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the year ended December 31, 2006. We had no real estate assets as of December 31, 2005.

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

Real Estate Loan Receivable

The real estate loan receivable is recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loan receivable and an overstatement of our net income. We recorded no impairment losses during the year ended December 31, 2006. We had no real estate loan receivable as of December 31, 2005.

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

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and analyze historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66 Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from loan receivable is recognized based on the contractual terms of the debt instrument. Fees related to any buydown of interest rate are deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of the loan receivable are amortized over the term of the loan and accreted as an adjustment against interest income.

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

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on January 27, 2006. Through March 23, 2007, we had accepted aggregate gross offering proceeds of approximately $215.5 million.

Distribution Declaration and Advance from Advisor

Our board of directors declared a daily distribution for the period from January 1, 2007 through January 31, 2007, which distribution was paid in February 2007, and declared a daily distribution for the period from February 1, 2007 through February 28, 2007, which distribution was paid in March 2007. Our board of directors has also declared a daily distribution for the period from March 1, 2007 through March 31, 2007, which we expect will be paid in April 2007; a daily distribution for the period from April 1, 2007 through April 30, 2007, which distribution we expect will be paid in May 2007; and a daily distribution for the period from May 1, 2007 through May 31, 2007, which distribution we expect will be paid in June 2007. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending May 31, 2007 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through May 31, 2007. We are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Through March 2007, our advisor had advanced $1,600,000 to us for cash distributions and expenses in excess of revenues, all of which is outstanding. In addition, our advisor deferred its asset management fee, without interest, for the months of July 2006 through March 2007. As of March 31, 2007, asset management fees deferred by our advisor are expected to total approximately $920,000. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

Acquisitions Subsequent to December 31, 2006

Sandmar Mezzanine Loan

On January 9, 2007, we purchased, through an indirect wholly owned subsidiary, an $8,000,000 mezzanine loan (the “Sandmar Mezzanine Loan”). The purchase price of the Sandmar Mezzanine Loan was approximately $8,000,000 plus closing costs. The acquisition was funded with proceeds from our ongoing initial public offering. The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. The borrowers are expected to use approximately $5,200,000 of the Sandmar Mezzanine Loan to partially fund the acquisition of six grocery store-anchored, small neighborhood and single tenant retail centers, which together comprise 818,888 square feet (the “Sandmar Portfolio”), and are expected to use approximately $2,800,000 for future capital expenditures and leasing costs. The properties are located in three states, North Carolina (three properties), Florida (two properties), and Tennessee (one property), and had an average occupancy of 91% as of the date of acquisition.

There was $49,600,000 of senior financing on the Sandmar Portfolio at January 9, 2007. The senior financing is secured by a mortgage on each of the six properties. The Sandmar Mezzanine Loan is secured by, among other things, a pledge by each borrower of its interests in the respective wholly owned subsidiary that each holds title to one of the six properties in the Sandmar Portfolio. The pledge agreements entered by the six borrowers provide that in the event of default under the Sandmar Mezzanine Loan, we may exercise our rights and remedies against each of the mezzanine borrowers.

Crescent Green Buildings

On January 31, 2007, we purchased, through an indirect wholly owned subsidiary, three office buildings comprising 248,832 rentable square feet (the “Crescent Green Buildings”). The Crescent Green Buildings are located on an approximate 24-acre parcel of land at 1100 Crescent Green, 1200 Crescent Green and 1300 Crescent Green in Cary, North Carolina. The purchase price of the Crescent Green Buildings was $48,140,000 plus closing costs.

In connection with the acquisition, we obtained a $32,400,000 fixed rate mortgage loan from a financial institution. The loan matures on February 1, 2012 and bears interest at a fixed rate of 5.18% per annum for the first two years and 5.68% thereafter. The loan is secured by the Crescent Green Buildings. Also in connection with the acquisition of the Crescent Green Buildings, we obtained an $8,400,000 mezzanine loan from a financial institution secured by a 100% equity interest in the wholly owned subsidiary that holds title to the property. This loan matures on January 31, 2008 and bears interest at a variable rate. The interest rate for the first full eight months is 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter.

625 Second Street Building

On January 31, 2007, we purchased, through an indirect wholly owned subsidiary, a four-story office building containing 134,847 rentable square feet (the “625 Second Street Building”). The 625 Second Street Building is located on an approximate 0.8-acre parcel of land at 625 Second Street in San Francisco, California. The purchase price of the 625 Second Street Building was $51,000,000 plus closing costs.

In connection with the acquisition, we obtained a $33,700,000 fixed rate mortgage loan from a financial institution. The loan matures on February 1, 2014 and bears interest at a fixed rate of 5.85% per annum. The loan is secured by the 625 Second Street Building.

Sabal VI Building

On March 5, 2007, we acquired, through an indirect wholly owned subsidiary, a two-story office building containing 96,346 rentable square feet (the “Sabal VI Building”). The Sabal VI Building is located on an approximate 10-acre parcel of land in Tampa, Florida. The purchase price of the Sabal VI Building is $16,500,000 plus closing costs.

In connection with the acquisition, we obtained an $11,040,000 fixed rate mortgage loan from a financial institution. The loan matures on October 1, 2011 and bears interest at a fixed rate of 5.14% per annum for the first two years and 5.84% thereafter. The loan is secured by the Sabal VI Building.

Park Central Mezzanine Loan

On March 23, 2007, we purchased, through an indirect wholly owned subsidiary, a $15,000,000 interest in a $58,000,000 mezzanine loan (the “Park Central Mezzanine Loan”). The purchase price of our interest in the Park Central Mezzanine Loan was approximately $15,000,000 plus closing costs. The acquisition was funded with proceeds from our ongoing initial public offering. The Park Central Mezzanine Loan bears interest at a floating rate of one-month LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. The borrower is expected to use the Park Central Mezzanine Loan to refinance existing debt on the Park Central Hotel. The Park Central Hotel is a 934 room, four-star, full-service hotel located in Midtown Manhattan in New York, New York.

There is $407,000,000 of senior financing on the Park Central Hotel. The senior financing is secured by a mortgage on the Park Central Hotel. The Park Central Mezzanine Loan is secured by, among other things, a pledge by the borrower of its interests in the limited liability company that holds title to the Park Central Hotel. The pledge agreement entered into by the borrower provides that in the event of default under the Park Central Mezzanine Loan, the holders of the mezzanine loan may exercise their rights and remedies against the borrower.

Acquisition Reasonably Probable Subsequent to December 31, 2006

Kensington Office Buildings

On March 22, 2007, we entered into an agreement to acquire two four-story office buildings containing 170,436 rentable square feet (the “Kensington Office Buildings”). Pursuant to the purchase and sale agreement, we would be obligated to purchase the Kensington Office Buildings only after satisfactory completion of agreed upon closing conditions. The Kensington Office Buildings are located on an approximate 9-acre parcel of land in Sugar Land, Texas. The purchase price of the Kensington Office Buildings is $28,000,000 plus closing costs. We will fund the acquisition with proceeds from a loan from an unaffiliated lender and with proceeds from our ongoing initial public offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of changes in interest rates on borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2006, we had $137,950,000 of fixed-rate debt and $41,800,000 of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.8532% and the weighted-average interest rate on the variable-rate debt was 6.8279% as of December 31, 2006. At December 31, 2006, the estimated fair market value of our fixed-rate debt was $137,950,000. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of December 31, 2006 would decrease by approximately $7,300,000. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of December 31, 2006 would increase by approximately $8,200,000. If the weighted-average interest rate on our variable-rate debt outstanding at December 31, 2006 is 100 basis points higher or lower during the 12 months ended December 31, 2006, our interest expense would be increased or decreased by approximately $418,000.

As of December 31, 2006, our real estate investment portfolio includes a junior mezzanine loan of which $13,797,714 had been funded (the “Tribeca Mezzanine Loan”). The Tribeca Mezzanine Loan bears interest at a variable-rate equal to one month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. The Tribeca Mezzanine Loan has an initial maturity date of March 1, 2008 with a one-year extension option subject to the payment of an extension fee and certain other conditions. Prior to the maturity date, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). If one month LIBOR is 100 basis points lower during the 12 months ended December 31, 2007, interest income from the Tribeca Mezzanine Loan would be decreased by approximately $58,000 assuming the outstanding $13,797,714 of principal remains outstanding throughout the period. An increase in one month LIBOR would not impact interest income as the interest rate at December 31, 2006 was at the maximum interest rate under the loan agreement of 13.25%.

At December 31, 2006, we had no interest rate hedge contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Report

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As of the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics and Whistleblower Policy that apply to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics and Whistleblower Policy can be found at http://www.kbs-cmg.com/KBS_REIT.htm.

The other information required by this Item is incorporated by reference from our 2007 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-34 through F-35 of this report:

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization.

(b)	Exhibits

See the Exhibit Index attached to this report.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Ernst & Young LLP

Irvine, California

March 27, 2007

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

	2006	2005
Assets
Real estate:
Land	$18,343,671	$—
Buildings and improvements, less accumulated depreciation of $1,441,126 as of December 31, 2006	178,136,313	—
Tenant origination and absorption costs, less accumulated amortization of $1,096,554 as of December 31, 2006	17,648,510	—

Total real estate, net	214,128,494	—
Real estate loan receivable	13,797,714	—

Total real estate investments, net	227,926,208	—
Cash and cash equivalents	48,754,043	200,000
Rents and other receivables	751,583	—
Above-market leases, net of accumulated amortization of $66,100 as of December 31, 2006	3,140,699	—
Deferred financing costs, prepaid and other assets	2,642,531	—

Total assets	$283,215,064	$200,000

Liabilities and stockholders’ equity
Notes payable	$179,750,000	$—
Accounts payable and accrued liabilities	2,420,363	—
Due to affiliates	1,403,876	—
Below-market leases, net of accumulated amortization of $258,438 as of December 31, 2006	4,994,418	—
Other liabilities	621,380	—

Total liabilities	189,190,037	—

Commitments and contingencies (Note 14)
Redeemable common stock	368,795	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 11,309,222 and 20,000 shares issued and outstanding as of December 31, 2006 and 2005, respectively	113,092	200
Additional paid-in capital	97,400,396	199,800
Cumulative distributions and net loss	(3,857,256)	—

Total stockholders’ equity	93,656,232	200,000

Total liabilities and stockholders’ equity	$283,215,064	$200,000

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

Revenues:
Rental income	$4,336,551
Tenant reimbursements	524,363
Interest income from real estate loan receivable	776,553
Parking revenues and other operating income	280,289

Total revenues	5,917,756

Operating expenses:
Operating, maintenance, and management	1,080,411
Real estate and other property-related taxes	786,490
Asset management fees to affiliate	369,328
General and administrative expenses	1,218,611
Depreciation and amortization	2,537,680

Total operating expenses	5,992,520

Operating loss	(74,764)

Other income (expenses):
Interest expense	(2,826,065)
Interest income and other revenues	329,914

Total other income (expenses), net	(2,496,151)

Net loss	$(2,570,915)

Loss per common share, basic and diluted	$(1.37)

Weighted-average number of common shares outstanding	1,876,583

Distributions declared per common share	$0.32

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2006

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total
	Shares	Amount
Balance, December 31, 2005	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	11,289,222	112,892	112,317,548	—	112,430,440
Redeemable common stock	—	—	(368,795)	—	(368,795)
Distributions declared	—	—	—	(1,286,341)	(1,286,341)
Commissions and dealer-manager fees	—	—	(10,241,203)	—	(10,241,203)
Other offering costs	—	—	(4,506,954)	—	(4,506,954)
Net loss	—	—	—	(2,570,915)	(2,570,915)

Balance, December 31, 2006	11,309,222	$113,092	$97,400,396	$(3,857,256)	$93,656,232

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

Cash Flows from Operating Activities:
Net loss	$(2,570,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred rent	(101,276)
Depreciation and amortization	2,537,680
Amortization of deferred financing costs	178,435
Amortization of above- and below-market leases, net	(192,338)
Changes in operating assets and liabilities:
Rents and other receivables	(650,306)
Deferred financing costs, prepaid and other assets	(1,703,415)
Accounts payable and accrued liabilities	1,838,729
Due to affiliate	367,529
Other liabilities	621,380

Net cash provided by operating activities	325,503

Cash Flows from Investing Activities:
Purchase of real estate loan receivable	(12,949,510)
Advances on real estate loan receivable	(848,204)
Purchases of real estate	(214,470,956)
Additions to real estate	(149,161)

Net cash used in investing activities	(228,417,831)

Cash Flows from Financing Activities:
Distributions paid	(704,707)
Proceeds from notes payable	184,648,000
Payments on notes payable	(4,898,000)
Proceeds from repurchase agreement	7,588,743
Payments on repurchase agreement	(7,588,743)
Proceeds from note payable to affiliate	8,447,137
Payments on note payable to affiliate	(8,447,137)
Advances from affiliates	1,036,347
Payments of deferred financing costs	(1,117,552)
Proceeds from issuance of common stock	112,430,440
Payments of commissions on stock sales and related dealer manager fees	(10,241,203)
Payments of other offering costs	(4,506,954)

Net cash provided by financing activities	276,646,371

Net increase in cash and cash equivalents	48,554,043
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$48,754,043

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,987,059

Supplemental Disclosure of Non-Cash Transactions
Distributions declared and unpaid	$581,634

Above-market leases from purchases of real estate	$(3,206,799)

Below-market leases from purchases of real estate	$5,252,856

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. ORGANIZATION

KBS Realty Corporation was formed on June 13, 2005 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2006. On June 15, 2005, KBS Realty Corporation and KBS Real Estate Investment Trust, Inc., a Maryland corporation (“KBS REIT”), filed Articles of Merger (the “Articles of Merger”) with the State of Maryland. Pursuant to the Articles of Merger, KBS REIT was merged into KBS Realty Corporation with KBS Realty Corporation surviving the merger, and KBS Realty Corporation’s name was changed to KBS Real Estate Investment Trust, Inc. (the “Company”).

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of December 31, 2006, the Advisor owned 20,000 shares of the Company’s common stock.

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

The Company expects to invest in a diverse portfolio of real estate assets. The primary type of properties the Company may invest in include office, industrial and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also intends to make investments in mortgage loans and other real estate-related assets, including mezzanine debt, mortgage-backed securities and other similar structured finance investments. As of December 31, 2006, the Company, through wholly owned subsidiaries, owned two office buildings, one light industrial property, one corporate research building, one distribution facility and one junior mezzanine loan. See Note 3, “Real Estate,” and Note 5, “Real Estate Loan Receivable.”

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

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006 and the Company launched the Offering on January 27, 2006,

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

1. ORGANIZATION (CONTINUED)

upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above. Through December 31, 2006, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 11,289,222 shares for gross offering proceeds of $112,430,440.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of KBS REIT Holdings and the Operating Partnership are prepared using accounting policies consistent with those of the Company. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenants improvements	Shorter of lease term or expected useful life

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real Estate Assets (Continued)

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a market period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which range from one month to ten years.

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

The Company also considers information obtained about each property as a result of its preacquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases, which range from one month to ten years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event do the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real Estate Assets (Continued)

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recorded by the Company during the year ended December 31, 2006.

Real Estate Loan Receivable

The real estate loan receivable is recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses recorded by the Company during the year ended December 31, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximate fair value. The Company’s account balance exceeds federally insurable limits. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of December 31, 2006.

Rents and Other Receivables

The Company periodically evaluates the collectibility of amounts due from tenants, when deemed necessary, and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents when deemed necessary. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Fair Value of Financial Instruments

Disclosure about the fair value of financial instruments is based on pertinent information available to management as of December 31, 2006. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could obtain on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2006, the carrying amounts of the Company’s cash and cash equivalents, rent and other receivables, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The carrying amounts of the Company’s fixed and variable-rate notes payable approximate fair value since interest rates on these instruments are equivalent to the rates currently offered to the Company.

For the real estate loan receivable, the Company estimates fair value by using a discounted cash flow analysis based on borrowing rates for similar types of borrowing arrangements. The following table sets forth the carrying value and the fair value of the real estate loan receivable as of December 31, 2006:

	Carrying Value	Fair Value
Tribeca Mezzanine Loan	$13,797,714	$14,170,000

Redeemable Common Stock

The Company has adopted a share redemption program for stockholders who have held their shares for at least one year, subject to certain limitations. Under the share redemption program, the Company will initially redeem shares at the lower of $9.00 or 90% of the price paid to acquire the shares from the Company, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program). Until three years after the completion of the Company’s offering stage, the redemption price would be the amount paid to acquire the shares from the Company for redemptions sought upon a stockholder’s death or “qualifying disability.” Three years after the completion of the Company’s offering stage, the redemption price per share for all stockholders would be equal to the net asset value per share of the common stock, as estimated by the Advisor or another firm chosen for that purpose. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for one year.

There are several limitations on the Company’s ability to redeem shares under the program:

•	Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability,” the Company may not redeem shares until they have been outstanding for one year.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Redeemable Common Stock (Continued)

•

The share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

As the use of the proceeds of the dividend reinvestment plan for redemptions is outside the Company’s control, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time the Company will reclassify such obligations from mezzanine equity to a liability based upon their respective settlement values. As of December 31, 2006, no shares had been tendered for redemption.

Organization, Offering and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs associated with the Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs exceed 15% of gross offering proceeds. These costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. The Company had no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs unless the Company sold the Minimum Number of Shares in the Offering. The Company broke escrow in the Offering on July 5, 2006. Through December 31, 2006, including

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization, Offering and Related Costs (Continued)

shares sold through the Company’s dividend reinvestment plan, the Company had sold 11,289,222 shares for gross offering proceeds of $112,430,440 and recorded organization and offering costs of $4,506,954 and selling commissions and dealer manager fees of $10,241,203. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

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

Interest income from loan receivable is recognized based on the contractual terms of the debt instrument. Fees related to the buydown of the interest rate are deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income using the effective interest method. Closing costs related to the purchase of the loan receivable are amortized over the term of the loan and accreted as an adjustment against interest income using the effective interest method.

General and Administrative Expenses

General and administrative expenses, including asset management fees to affiliate of $369,328, totaled $1,587,939 for the year ended December 31, 2006 and consisted primarily of insurance premiums, independent director fees and professional fees. To the extent included in the definition of total operating expenses (as set forth in Note 10), general and administrative expenses are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 10. Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation in the third and fourth quarters of 2006. See Note 10, “Related Party Transactions—Fees to Affiliates.”

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Independent Director Compensation (Continued)

directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the year ended December 31, 2006, the Company incurred $287,856 of independent director fees, of which $61,250 was payable at December 31, 2006. The Company accrued for these fees and recorded them as general and administrative expense in the accompanying financial statements of the Company. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 10. Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses (as defined in Note 10) that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation in the third and fourth quarters of 2006. See Note 10, “Related Party Transactions—Fees to Affiliates.”

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ended December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT. The Company did not elect REIT status for its 2005 taxable year.

The Company has elected to treat KBS REIT Holdings as a taxable REIT subsidiary, and KBS REIT Holdings will be subject to federal income tax at regular corporate income tax rates. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. As the Operating Partnership had a net taxable loss for the year ended December 31, 2006, KBS REIT Holdings had no tax liability as of December 31, 2006.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the year ended December 31, 2006.

Distributions declared per common share assumes the share was issued and outstanding each day during the period from July 18, 2006 through December 31, 2006 and is based on a daily distribution for the period of $0.0019178 per share per day. Each day during the period from July 18, 2006 through December 31, 2006 was a record date for distributions; 100% of the distributions declared during 2006 represented a return of capital for tax purposes.

Employee and Independent Director Incentive Stock Plan

The Company has adopted an Employee and Independent Director Incentive Stock Plan to provide for the grant of awards to its employees (in the event it ever has employees), employees of the Advisor, employees of entities that provide services to the Company, the Company’s independent directors, managers or directors of the Advisor or of entities that provide services to the Company, certain of the Company’s consultants and certain consultants to the Advisor or to entities that provide services to the Company. Such awards may consist of nonqualified stock options, incentive stock options, restricted and unrestricted shares of stock, stock appreciation rights, phantom stock awards, dividend equivalent rights and other stock-based awards. The total number of shares of common stock reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of the Company’s outstanding shares at any time but not to exceed 10,000,000 shares. SFAS No. 123 (Revised 2004), Share-Based Payment applies to all transactions involving the issuance of equity securities, including among others, common stock and stock options, in exchange for goods and services. At December 31, 2006, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their annual financial statements. The Company acquires commercial properties and invests in real estate-related assets, and, as a result, the Company operates in two business segments. For financial data by segment, see Note 12.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (Continued)

of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value under generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its financial statements.

3. REAL ESTATE

As of December 31, 2006, the Company, through its wholly owned subsidiaries, had acquired five properties, all of which were acquired during the year ended December 31, 2006, as follows:

Asset Name	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, net	Related Debt
Sabal Pavilion Building	Tampa	FL	$25,724,969	$(702,359)	$25,022,610	$14,700,000
Plaza in Clayton	St. Louis	MO	94,070,347	(1,502,484)	92,567,863	84,500,000
Southpark Commerce Center II Buildings	Austin	TX	30,003,845	(233,501)	29,770,344	23,200,000
825 University Avenue Building	Norwood	MA	31,249,386	(54,432)	31,194,954	24,600,000
Midland Industrial Buildings	McDonough	GA	35,617,627	(44,904)	35,572,723	32,750,000

			$216,666,174	$(2,537,680)	$214,128,494	$179,750,000

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

3. REAL ESTATE (CONTINUED)

Sabal Pavilion Building

On July 7, 2006, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing 120,500 rentable square feet (the “Sabal Pavilion Building”) from an unaffiliated seller. The Sabal Pavilion Building is located on an 11.9-acre parcel of land at 3620 Queen Palm Drive in Tampa, Florida. The purchase price of the Sabal Pavilion Building was $24,250,000 plus closing costs.

Plaza in Clayton

On September 27, 2006, the Company, through an indirect wholly owned subsidiary, purchased a 16-story office building containing 325,172 rentable square feet (the “Plaza in Clayton”) from an unaffiliated seller. The Plaza in Clayton is located on a 2.31-acre parcel of land at 190 Carondelet Plaza in St. Louis, Missouri (which parcel includes a condominium tower that is not the subject of the purchase and sale agreement). The purchase price of the Plaza in Clayton was $93,281,000 plus closing costs.

Southpark Commerce Center II Buildings

On November 21, 2006, the Company, through an indirect wholly owned subsidiary, purchased four light industrial/flex buildings containing 372,125 rentable square feet (the “Southpark Commerce Center II Buildings”) from an unaffiliated seller. The Southpark Commerce Center II Buildings are located on a 26-acre parcel of land at 4509 Freidrich Lane in Austin, Texas. The purchase price of the Southpark Commerce Center II Buildings was $28,400,000 plus closing costs.

825 University Avenue Building

On December 5, 2006, the Company, through an indirect wholly owned subsidiary, purchased a two-story corporate research building containing 166,574 rentable square feet (the “825 University Avenue Building”) from an unaffiliated seller. The 825 University Avenue Building is located on a 19-acre parcel of land at 825 University Avenue Building in Norwood, Massachusetts. The purchase price of the 825 University Avenue Building was $28,800,000 plus closing costs.

Midland Industrial Buildings

On December 22, 2006, the Company, through an indirect wholly owned subsidiary, purchased three bulk distribution buildings containing 785,790 rentable square feet (the “Midland Industrial Buildings”) from an unaffiliated seller. The Midland Industrial Buildings are located on three parcels of land at 90 King Mill Road (approximately 15 acres), 197 King Mill Road (approximately 16 acres) and 220 Midland Court (approximately 7 acres) in McDonough, Georgia. The purchase price of the Midland Industrial Buildings was $37,100,000 plus closing costs.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

3. REAL ESTATE (CONTINUED)

Operating Leases

Substantially all of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases have remaining terms of up to 10 years, provisions to extend the lease agreement, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The following table summarizes the leased percentage of the Company’s investment in real estate assets as of December 31, 2006:

Asset Name	% Leased
Sabal Pavilion Building	100%
Plaza in Clayton	97%
Southpark Commerce Center II Buildings	98%
825 University Avenue Building	100%
Midland Industrial Buildings	100%

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases for the years ending December 31 are as follows:

2007	$18,173,249
2008	18,042,481
2009	17,660,173
2010	14,734,239
2011	13,400,090
Thereafter	18,396,424

Total	$100,406,656

Of the total rental income for the year ended December 31, 2006, approximately:

1. Twenty-three percent was earned from two tenants in the legal services industry, whose leases expire in 2008 and 2012.

2. Fifteen percent was earned from one tenant in the professional services industry, whose lease expires in 2011.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

3. REAL ESTATE (CONTINUED)

Operating Leases (Continued)

3. Fourteen percent was earned from one tenant in the automotive industry, whose lease expires in 2010.

4. Fourteen percent was earned from one tenant in the logistics industry, whose leases expire in 2013, 2014 and 2015.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS, AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2006, the Company’s tenant organization and absorption costs, above-market lease assets, and below-market lease liabilities are as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liability
Cost	$18,745,064	$3,206,799	$5,252,856
Accumulated Amortization	(1,096,554)	(66,100)	(258,438)

Net Amount	$17,648,510	$3,140,699	$4,994,418

2006 Amortization	$1,096,554	$66,100	$258,438

The remaining unamortized balance for these intangible assets and liabilities will be amortized as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liability
For the year ending December 31:
2007	$4,004,624	$549,505	$1,178,249
2008	3,529,476	455,113	1,036,101
2009	3,157,445	447,225	867,010
2010	2,293,498	435,676	564,353
2011	1,924,561	421,331	435,017
Thereafter	2,738,906	831,849	913,688

	$17,648,510	$3,140,699	$4,994,418

Weighted-Average Amortization Period	5.73 years	7.07 years	5.79 years

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

5. REAL ESTATE LOAN RECEIVABLE

Tribeca Mezzanine Loan

On July 18, 2006, the Company purchased a junior mezzanine loan (the “Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Tribeca Mezzanine Loan was $12,949,510 plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition.

The Tribeca Mezzanine Loan bears interest at a variable rate equal to one-month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At December 31, 2006, the one-month LIBOR rate was 5.3279%. The Tribeca Mezzanine Loan has an initial maturity date of March 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower must pay the Company an amount that brings the annualized internal rate of return on the Tribeca Mezzanine Loan to 25%. The Tribeca Mezzanine Loan is expected to be used to fund future costs related to the conversion of an eight-story loft building into a 10-story condominium building located in New York, New York (the “Tribeca Building”). The Tribeca Mezzanine Loan is subordinate to a $100,000,000 mortgage loan on the conversion building and a $25,000,000 first mezzanine loan, of which approximately $101,000,000 of the senior notes was outstanding as of December 31, 2006. After the closing, the Company remained obligated to fund an additional $2,946,490 under the loan for future costs related to the conversion of the Tribeca Building. As of December 31, 2006, the Company had funded $848,204 of these costs and the total balance outstanding under the Tribeca Mezzanine Loan was $13,797,714.

During the year ended December 31, 2006, the Company earned $823,204 in interest income from the Tribeca Mezzanine Loan of which $158,453 was receivable at December 31, 2006. The Company also amortized, as an offset against interest income, $46,651 of closing costs related to the purchase of the Tribeca Mezzanine Loan.

6. RENTS AND OTHER RECEIVABLES

As of December 31, 2006, rents and other receivables were as follows:

Tenant receivables, net of allowance for doubtful accounts of $13,908	$325,509
Interest receivable on real estate loan receivable	158,453
Interest receivable on cash and cash equivalents	166,345
Deferred rent	101,276

Total	$751,583

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

7. PREPAID AND OTHER ASSETS

As of December 31, 2006, prepaid and other assets were as follows:

Escrow deposits	$1,162,000
Deferred financing costs, net of accumulated amortization of $178,435	939,116
Prepaid expenses	120,219
Other assets	421,196

Total	$2,642,531

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2006, accounts payable and accrued liabilities were as follows:

Accounts payable and other accrued liabilities	$1,178,158
Accrued interest expense	660,571
Distributions payable	581,634

Total	$2,420,363

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

9. NOTES PAYABLE

Notes payable, all of which are interest-only loans, consist of the following as of December 31, 2006:

	December 31, 2006	Effective Interest Rate for Period	Fixed/ Variable Interest Rate	Maturity
Sabal Pavilion Building—Mortgage Loan	$14,700,000	6.3800%	Fixed	August 1, 2036
Plaza in Clayton—Mortgage Loan	62,200,000	5.8990%	Fixed	October 6, 2016
Plaza in Clayton—Mezzanine Loan(1)	22,300,000	6.8310%	Variable	October 6, 2016
Southpark Commerce Center II Buildings—Mortgage Loan	18,000,000	5.6725%	Fixed	December 6, 2016
Southpark Commerce Center II Buildings—Mezzanine Loan(2)	5,200,000	6.8330%	Variable	December 6, 2007
825 University Avenue Building—Mortgage Loan	19,000,000	5.5910%	Fixed	December 6, 2013
825 University Avenue Building—Mezzanine Loan(2)	5,600,000	6.8280%	Variable	December 6, 2007
Midland Industrial Buildings—Mortgage Loan	24,050,000	5.7550%	Fixed	January 6, 2011
Midland Industrial Buildings—Mezzanine Loan(3)	8,700,000	6.8280%	Variable	January 6, 2008

	$179,750,000

(1)	On January 22, 2007, the Company paid off the principal and interest outstanding under the note.
(2)	On February 6, 2007, the Company paid off the principal and interest outstanding under these notes.
(3)	On February 5, 2007, the Company made a $7,000,000 principal paydown on the note.

In addition, during the year ended December 31, 2006 the Company incurred and repaid the following notes payable:

Debt Obligation	Outstanding Balance at Payoff	Effective Interest Rate for Period Outstanding	Fixed / Variable Interest Rate	Date Originated	Date Principal Repaid
Sabal Pavilion Building—Mezzanine Loan	$4,898,000	7.5980%	Variable	July 7, 2006	October 5, 2006
Tribeca Mezzanine Debt—Repurchase Agreement	7,588,743	7.3364%	Variable	July 18, 2006	December 27, 2006
Note payable to affiliate	8,447,137	6.0000%	Fixed	July 6, 2006	October 27, 2006

	$20,933,880

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

9. NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2006, the Company incurred $2,826,065 of interest expense of which $660,571 was payable at December 31, 2006. The Company also incurred $178,435 of amortization of deferred financing costs, which is included in interest expense for the year ended December 31, 2006.

The following is a schedule of maturities for all notes payable for the years ending December 31:

2007	$10,800,000
2008	8,700,000
2009	—
2010	—
2011	24,050,000
Thereafter	136,200,000

$179,750,000

10. RELATED PARTY TRANSACTIONS

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

10. RELATED PARTY TRANSACTIONS (CONTINUED)

Fees to Affiliates (Continued)

Pursuant to the terms of the agreements described above, the Company has incurred the following related-party costs for the year ended December 31, 2006:

Year Ended December 31, 2006
Selling commissions (1)	$6,319,045
Dealer-manager fees (1)	3,922,158
Reimbursements of organization and offering costs (1) (2)	3,773,212
Acquisition fees (3)	1,695,967
Asset-management fees	369,328
Reimbursement of operating expenses	211,688

$16,291,398

(1)	Commissions, dealer-manager fees and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated financial statements.
(2)

Reimbursements of organization and offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs of $4,506,954 through December 31, 2006, including organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates and subsequently reimbursed by the Company.

(3)

Acquisition fees for the Sabal Pavilion Building, the Plaza in Clayton, the Southpark Commerce Center II Buildings, the 825 University Avenue Building and the Midland Industrial Buildings purchases are capitalized as part of building costs in the accompanying consolidated financial statements. The acquisition fee for the Tribeca Mezzanine Loan is capitalized as other assets in the accompanying consolidated financial statements and amortized over the life of the loan.

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2006.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

10. RELATED PARTY TRANSACTIONS (CONTINUED)

Fees to Affiliates (Continued)

Form of Compensation	Amount

Selling Commission

The Company pays the Dealer Manager up to 6% of the gross offering proceeds (3% for sales of shares under the dividend reinvestment plan) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows 100% of commissions earned to participating broker-dealers.

Assuming all shares are sold at the highest possible selling commissions (with no discounts to any categories of purchasers) and a $9.50 price for each share sold through the dividend reinvestment plan, estimated selling commissions are approximately $142,800,000 if the Company sells the maximum of 280,000,000 shares.

Dealer Manager Fee

The Company pays the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee, provided that the Dealer Manager may increase the amount of the reallowance in special cases.

The estimated dealer manager fee is approximately $70,000,000 if the Company sells the maximum of 280,000,000 shares.

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

The Company estimates organization and offering costs of approximately $22,400,000 if the Company sells the maximum of 280,000,000 shares.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

10. RELATED PARTY TRANSACTIONS (CONTINUED)

Fees to Affiliates (Continued)

Form of Compensation	Amount

Acquisition Fee	The Company pays the Advisor 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments.

Asset Management Fee*	The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments. The Advisor deferred its asset management fee, without interest, from July 2006 through March 2007, but may choose to take the deferred asset management fee in such future period as the Advisor may determine.

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

Stock-based Compensation Awards*

The Company may issue stock-based awards, other than stock grants, to affiliates of the Advisor, as the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

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

Subordinated Incentive Listing Fee

Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

10. RELATED PARTY TRANSACTIONS (CONTINUED)

Fees to Affiliates (Continued)

*	The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company broke escrow in its Offering and commenced real estate operations in July 2006. At this early stage, the Company’s general and administrative expenses are relatively high compared with its funds from operations and its net assets. The Company’s conflicts committee determined that the relationship of the Company’s general and administrative expenses to its funds from operations and its net assets was justified for the year ended December 31, 2006 given the costs of operating a public company and the early stage of the Company’s operations.

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

Due to Affiliates

Advances from Advisor

In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending May 31, 2007 exceeds the amount of the Company’s Funds From Operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through May 31, 2007. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. At December 31, 2006, the Advisor had advanced $900,000 to the Company, all of which is outstanding, for the payment of distributions and to cover its expenses, excluding depreciation and amortization, in excess of its revenues, which is included in due to affiliates on the accompanying balance sheet at December 31, 2006.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

10. RELATED PARTY TRANSACTIONS (CONTINUED)

Fees to Affiliates (Continued)

Advances from Advisor (Continued)

Subsequent to December 31, 2006, the Advisor advanced an additional $700,000 to partially fund the outstanding accounts payable and accrued liabilities of the Company as of December 31, 2006 and to prepay insurance premiums related to the year ended December 31, 2007.

Other

In addition, the remaining $503,876 in due to affiliates relates to $369,328 of deferred asset management fees and $136,347 of offering costs paid by an affiliate on behalf of the Company, offset by a $1,799 refund of sales commission by an affiliate.

Note Payable to Affiliate

KBS Holdings LLC, an affiliate of the Advisor, advanced $8,447,137 to the Company during the year ending December 31, 2006 to partially fund the acquisitions of the Sabal Pavilion Building and the Tribeca Mezzanine Loan. As of December 31, 2006, the Company had repaid all amounts under the note in full.

11. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2006 and 2005 as if all the Company’s acquisitions that were completed during the year ending December 31, 2006 were completed as of January 1, 2005. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2005, nor do they purport to predict the results of operations for future periods.

	December 31,
	2006	2005
Revenues	$24,349,377	$22,963,510

Depreciation and amortization	$(9,558,541)	$(10,337,739)

Net loss	$(4,039,445)	$(6,102,102)

Loss per common share, basic and diluted	$(0.71)	$(1.08)

Weighted-average number of common shares outstanding	5,675,482	5,675,482

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

12. SEGMENT INFORMATION

The Company presently operates in two business segments in the real estate markets: real property investments and investments in real estate-related assets. At December 31, 2006, the Company indirectly wholly owned all of its investments in real property, which consisted of two office buildings, one light industrial property, one distribution facility and a corporate research building. At December 31, 2006, the Company also indirectly wholly owned a junior mezzanine real estate loan. The loan is being used to fund costs related to the conversion of an eight-story loft building into a 10-story condominium. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and interest expense.

For the year ended December 31, 2006, financial information related to the Company’s reportable segments was as follows:

	Real Property Investments Segment	Real Estate- Related Assets Segment	Corporate-Level Accounts		Consolidated
Total revenues	$5,141,203	$776,553	—		$5,917,756

Net income/(loss)	$(1,575,440)	$400,317	$(1,395,792)		$(2,570,915)

Total assets	$220,106,866	$14,330,123	$48,778,075	(1)	$283,215,064

(1)	Total assets in corporate-level accounts consist primarily of cash from offering proceeds being held at December 31, 2006 for future real estate investments totaling approximately $47 million.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

13. QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2006.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$1,225,293	$4,692,463
Net loss	$(104,168)	$(359,647)	$(528,517)	$(1,578,583)
Loss per common share, basic and diluted (1)	$(5.21)	$(3.60)	$(0.46)	$(0.25)
Distributions declared per common share (2)	$—	$—	$0.14	$0.18

(1)

The total of the four quarterly amounts for the year ended December 31, 2006 does not equal the total for the year then ended. This difference results from the increase in the weighted-average number of shares outstanding over the year.

(2)

Distributions declared per common share assumes the share was issued and outstanding each day during the period from July 18, 2006 through September 30, 2006 with respect to the third quarter of 2006 and each day during the period from October 1, 2006 through December 31, 2006 with respect to the fourth quarter of 2006. Each day during the period from July 18, 2006 through December 31, 2006 was a record date for distributions.

14. COMMITMENTS AND CONTINGENCIES

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

Concentration of Credit Risk

The real estate loan receivable acquired by the Company, the Tribeca Mezzanine Loan, is in the form of a subordinated mezzanine loan secured by a pledge of the ownership interests of an entity that indirectly owns the real property. This type of investment involves a higher degree of risk relative to a long-term senior mortgage secured by the underlying real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, the Company may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy the loan.

Advances under the Tribeca Mezzanine Loan are used to fund costs associated with the conversion of an eight-story loft building into a 10-story condominium building in New York, New York, which condominium units will be sold upon completion of the conversion. Proceeds from the sale of condominium units will be used to repay all borrowings related to the conversion project. The Tribeca Mezzanine Loan is subordinate to a $100,000,000

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Concentration of Credit Risk (Continued)

mortgage loan on the conversion building and a $25,000,000 first mezzanine loan, of which approximately $101,000,000 of the senior notes was outstanding as of December 31, 2006. The inability of the borrower under the Tribeca Mezzanine Loan to complete the conversion of the building and/or sell the condominium units could have a material adverse effect on the Company’s ability to realize the repayment of the loan and the accrued interest.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2006.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. The Company is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

15. SUBSEQUENT EVENTS

Status of the Offering

As of March 23, 2007, the Company had accepted aggregate gross offering proceeds of approximately $215.5 million in its Offering.

Distributions Declared

On November 8, 2006, the Company’s board of directors declared a daily distribution for the period from January 1, 2007 through January 31, 2007, which distribution was paid in February 2007. On January 11, 2007, the Company’s board of directors declared a daily distribution for the period from February 1, 2007 through February 28, 2007, which distribution was paid in March 2007, and a daily distribution for the period from March 1, 2007 through March 31, 2007, which distribution the Company expects to pay in April 2007. On March 21, 2007, the Company’s board of directors a declared a daily distribution for the period from April 1, 2007 through April 30, 2007, which distribution the Company expects to pay in May 2007 and a daily distribution for the period from May 1, 2007 through May 31, 2007, which distribution the Company expects to pay in June 2007. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

The distributions will be calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending May 31, 2007 exceeds the amount of the Company’s Funds From Operations (as defined by NAREIT) from January 1, 2006 through May 31, 2007, see Note 10 “Related Party Transactions—Due to Affiliates—Advances from Advisor.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

15. SUBSEQUENT EVENTS (CONTINUED)

Distributions Declared (Continued)

Subsequent to December 31, 2006, the Company paid distributions of $2,194,061 of which $581,634 related to distributions payable at December 31, 2006.

2007 Acquisitions

Sandmar Mezzanine Loan

On January 9, 2007, the Company, through an indirect wholly owned subsidiary, purchased an $8,000,000 mezzanine loan (the “Sandmar Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Sandmar Mezzanine Loan was $8,000,000 plus closing costs. The acquisition was funded with proceeds from the Offering.

There are six borrowers under the Sandmar Mezzanine Loan. Neither the Company nor the Advisor are affiliated with any of the borrowers. The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. The borrowers are expected to use approximately $5,200,000 of the Sandmar Mezzanine Loan to partially fund the acquisition of six grocery store-anchored, small neighborhood and single tenant retail centers, which together comprise 818,888 square feet (the “Sandmar Portfolio”), and are expected to use approximately $2,800,000 for future capital expenditures and leasing costs. The properties are located in three states, North Carolina (three properties), Florida (two properties), and Tennessee (one property).

On January 9, 2007, there was $49,600,000 of senior financing outstanding on the Sandmar Portfolio. The senior financing is secured by a mortgage on each of the six properties. The Sandmar Mezzanine Loan is secured by, among other things, a pledge by each borrower of its interests in the respective wholly owned subsidiary that each holds title to one of the six properties in the Sandmar Portfolio. The pledge agreements entered into by the six borrowers provide that in the event of default under the Sandmar Mezzanine Loan, the Company may exercise its rights and remedies against each of the mezzanine borrowers.

Pursuant to an intercreditor agreement, the Company’s right to payment under the Sandmar Mezzanine Loan is subordinate to the right to payment of the lender under the senior mortgage loan made to the limited liability companies that directly hold title to the properties. The intercreditor agreement provides that in the event of a default under the Sandmar Mezzanine Loan, the Company would be entitled to foreclose on the borrowers’ membership interests in the limited liability companies that hold title to the properties subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement.

Crescent Green Buildings

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, purchased three office buildings comprising 248,832 rentable square feet (the “Crescent Green Buildings”) from an unaffiliated seller. The Crescent Green Buildings are located on an approximate 24-acre parcel of land at 1100 Crescent Green, 1200 Crescent Green and 1300 Crescent Green in Cary, North Carolina. The purchase price of the Crescent Green Buildings was $48,140,000 plus closing costs.

The Company funded the acquisition with a $32,400,000 fixed rate mortgage loan from a financial institution and proceeds from the Offering. The loan matures on February 1, 2012 and bears interest at a fixed rate of 5.18% per annum for the first two years and 5.68% thereafter. The loan is secured by the Crescent Green Buildings. The Company also funded the acquisition of the Crescent Green Buildings with an $8,400,000 mezzanine loan from a financial institution secured by a 100% equity interest in the wholly owned subsidiary that holds title to the property.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2006

15. SUBSEQUENT EVENTS (CONTINUED)

2007 Acquisitions (Continued)

Crescent Green Buildings (Continued)

This loan matures on January 31, 2008 and bears interest at a variable rate. The interest rate for the first full eight months is 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter.

625 Second Street Building

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing 134,847 rentable square feet (the “625 Second Street Building”) from an unaffiliated seller. The 625 Second Street Building is located on an approximate 0.8-acre parcel of land at 625 Second Street in San Francisco, California. The purchase price of the 625 Second Street Building was $51,000,000 plus closing costs.

The Company funded the acquisition with a $33,700,000 fixed rate mortgage loan from a financial institution and proceeds from the Offering. The loan matures on February 1, 2014 and bears interest at a fixed rate of 5.85% per annum. The loan is secured by the 625 Second Street Building.

Sabal VI Building

On March 5, 2007, the Company, through an indirect wholly owned subsidiary, acquired a two-story office building containing 96,346 rentable square feet (the “Sabal VI Building”) from an unaffiliated seller. The Sabal VI Building is located on an approximate 10-acre parcel of land in Tampa, Florida. The purchase price of the Sabal VI Building was $16,500,000 plus closing costs.

The Company funded the acquisition with an $11,040,000 fixed rate mortgage loan from a financial institution and proceeds from the Offering. The mortgage loan matures on October 1, 2011 and bears interest at a fixed rate of 5.14% per annum through April 2009 and 5.84% thereafter. The loan is secured by the Sabal VI Building.

Park Central Mezzanine Loan

On March 23, 2007, the Company purchased, through an indirect wholly owned subsidiary, a $15,000,000 interest in a $58,000,000 mezzanine loan (the “Park Central Mezzanine Loan”). The purchase price of the Company’s interest in the Park Central Mezzanine Loan was approximately $15,000,000 plus closing costs. The acquisition was funded with proceeds from its Offering. The Park Central Mezzanine Loan bears interest at a floating rate of one-month LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. The borrower is expected to use the Park Central Mezzanine Loan to refinance existing debt on the Park Central Hotel. The Park Central Hotel is a 934 room, four-star, full-service hotel located in Midtown Manhattan in New York, New York.

There is $407,000,000 of senior financing on the Park Central Hotel. The senior financing is secured by a mortgage on the Park Central Hotel. The Park Central Mezzanine Loan is secured by, among other things, a pledge by the borrower of its interests in the limited liability company that holds title to the Park Central Hotel. The pledge agreement entered into by the borrower provides that in the event of default under the Park Central Mezzanine Loan, the holders of the mezzanine loan may exercise their rights and remedies against the borrower.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2006

Description	Location	Owner- ship Percen- tage	Encumbrances	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortiza- tion	Original Date of Construction	Date Acquired
				Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
Sabal Pavilion Building	Tampa, FL	100%	$14,700,000	$3,245,319	$22,445,863	$25,691,182	$33,787	$3,245,319	$22,479,650	$25,724,969	$702,359	1998	7/7/2006
The Plaza in Clayton	St. Louis, MO	100%	84,500,000	2,793,353	91,161,620	93,954,973	115,374	2,793,353	91,276,994	94,070,347	1,502,484	2001	9/27/2006
Southpark Commerce Center II Buildings	Austin, TX	100%	23,200,000	3,099,999	26,903,846	30,003,845	—	3,099,999	26,903,846	30,003,845	233,501	2000	11/21/2006
825 University Avenue Building	Norwood, MA	100%	24,600,000	4,165,000	27,084,386	31,249,386	—	4,165,000	27,084,386	31,249,386	54,432	2004-2006	12/5/2006
Midland Industrial Buildings	McDonough, GA	100%	32,750,000	5,040,000	30,577,627	35,617,627	—	5,040,000	30,577,627	35,617,627	44,904	2000	12/22/2006

			$179,750,000	$18,343,671	$198,173,342	$216,517,013	$149,161	$18,343,671	$198,322,503	$216,666,174	$2,537,680

The Company’s real estate assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, buildings are depreciated over 25-40 years, building improvements are depreciated over 10-25 years, land improvements are depreciated over 20-25 years, and tenant improvements are amortized over the shorter of the lease term or expected useful life.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

(CONTINUED)

December 31, 2006

	Real Estate Properties	Accumulated Depreciation and Amortization
Balance at December 31, 2005	$—	$—
Acquisitions	216,517,013	2,536,990
Improvements and construction	149,161	690
Sales	—	—

Balance at December 31, 2006	$216,666,174	$2,537,680

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 29, 2007.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR. Charles J. Schreiber, Jr.	Chairman of Board, Chief Executive Officer and Director	March 29, 2007

/s/ STACIE K. YAMANE Stacie K. Yamane	Chief Financial Officer and Controller	March 29, 2007

/s/ PETER MCMILLAN III Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	March 29, 2007

/s/ HANK ADLER Hank Adler	Director	March 29, 2007

/s/ BARBARA R. CAMBON Barbara R. Cambon	Director	March 29, 2007

/s/ STUART A. GABRIEL, PH.D. Stuart A. Gabriel, Ph.D.	Director	March 29, 2007

Exhibit List

Ex.	Description
3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Amended Share Redemption Program, incorporated by reference from the description under “Share Redemption Program” in Supplement No. 13 included in Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.5	Escrow Agreement, dated as of November 15, 2005, incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.6	First Amendment to Escrow Agreement, dated as of April 12, 2006, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.1	Dealer Manager Agreement with Selected Dealer Agreement, dated as of January 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.2	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of November 8, 2006, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006

10.3	Amendment no. 1 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated January 11, 2007

10.4	Amendment no. 2 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated March 21, 2007

10.5	Form of Employee and Independent Director Incentive Stock Plan, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.6	Promissory Note by KBS Limited Partnership in favor of KBS Holdings LLC, dated as of July 6, 2006, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.7	Sale, Purchase and Escrow Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) among NCFLA II Owner LLC, KBS Capital Advisors LLC and Commercial Property Title LLC, dated as of March 28, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

Ex.	Description
10.8	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Capital Advisors LLC and KBS Sabal Pavilion, LLC, dated as of April 26, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.9	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS Sabal Pavilion, LLC and NCFLA II Owner LLC, dated as of April 27, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.10	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) by and among KBS Sabal Pavilion, LLC, and Mortgage Electronic Registration Systems, Inc., dated as of July 6, 2006, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.11	Mezzanine Loan Agreement (related to the acquisition of the Sabal Pavilion Building in Tampa, Florida) between KBS REIT Acquisition II, LLC and Wells Fargo Bank, National Association, dated as of July 6, 2006, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.12	Omnibus Agreement (related to the acquisition of the Tribeca Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS Tribeca Summit, LLC, dated as of July 18, 2006, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.13	Assignment and Assumption Agreement (related to the acquisition of the Tribeca Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS Tribeca Summit, LLC, dated as of July 18, 2006, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.14	Second Mezzanine Loan Agreement (related to the acquisition of the Tribeca Mezzanine Loan) between 415 Greenwich Mezzanine Owner LLC and AIG Mortgage Capital, LLC, dated as of February 28, 2006, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.15	Master Repurchase Agreement and Confirmation Agreement (related to the acquisition of the Tribeca Mezzanine Loan) between KBS Tribeca Summit, LLC and Greenwich Capital Financial Products, Inc., dated as of July 18, 2006, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.16	Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between The Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of May 2, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

10.17	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of June 14, 2006, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.18	Second Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of July 6, 2006, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

Ex.	Description
10.19	Third Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of July 20, 2006, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.20	Fourth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Capital Advisors LLC, dated as of July 31, 2006, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.21	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS Capital Advisors LLC and KBS Clayton Plaza, LLC, dated as of August 11, 2006, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.22	Fifth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 21, 2006, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.23	Sixth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 28, 2006, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.24	Seventh Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 29, 2006, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.25	Eighth Amendment to Purchase and Sale Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between THF Plaza Office, L.L.C. and KBS Clayton Plaza, LLC, dated as of August 31, 2006, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.26	Loan Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS Clayton Plaza, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.27	Promissory Note (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS Clayton Plaza, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.28	Mezzanine Loan Agreement (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS REIT Acquisition I, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.29	Promissory Note (Mezzanine Loan) (related to the acquisition of the Plaza in Clayton in St. Louis, Missouri) between KBS REIT Acquisition I, LLC and Greenwich Capital Financial Products, Inc., dated as of September 18, 2006, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

Ex.	Description
10.30	Purchase and Sale Agreement (related to the acquisition of the Southpark Commerce Center II Buildings in Austin, Texas) between Transwestern SF Partners I, L.P. and KBS Capital Advisors LLC, dated as of October 5, 2006, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006

10.31	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Southpark Commerce Center II Buildings in Austin, Texas) between Transwestern SF Partners I, L.P. and KBS Capital Advisors LLC, dated as of October 13, 2006, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006

10.32	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Southpark Commerce Center II Buildings in Austin, Texas) between KBS Capital Advisors LLC and KBS Southpark Commerce Center II, LLC, dated as of November 7, 2006, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006

10.33	Loan Agreement (related to the acquisition of the Southpark Commerce Center II Buildings in Austin, Texas) between KBS Southpark Commerce Center II, LLC and Greenwich Capital Financial Products, Inc., dated as of November 14, 2006, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.34	Promissory Note (related to the acquisition of the Southpark Commerce Center II Buildings in Austin, Texas) between KBS Southpark Commerce Center II, LLC and Greenwich Capital Financial Products, Inc., dated as of November 14, 2006, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.35	Mezzanine Loan Agreement (related to the acquisition of the Southpark Commerce Center II Buildings in Austin, Texas) between KBS REIT Acquisition IV, LLC and Greenwich Capital Financial Products, Inc., dated as of November 14, 2006, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.36	Promissory Note (Mezzanine Loan) (related to the acquisition of the Southpark Commerce Center II Buildings in Austin, Texas) between KBS REIT Acquisition IV, LLC and Greenwich Capital Financial Products, Inc., dated as of November 14, 2006, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.37	Purchase and Sale Agreement (related to the acquisition of the 825 University Building in Norwood, Massachusetts) between CFRI/Doherty University Avenue, L.L.C. and KBS Capital Advisors LLC, dated as of November 30, 2006, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.38	Assignment and Assumption of Purchase Agreement (related to the acquisition of the 825 University Building in Norwood, Massachusetts) between KBS Capital Advisors LLC and KBS 825 University Avenue, LLC, dated as of December 1, 2006, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.39	Loan Agreement (related to the acquisition of the 825 University Building in Norwood, Massachusetts) between KBS 825 University Avenue, LLC and Greenwich Capital Financial Products, Inc., dated as of November 17, 2006, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

Ex.	Description
10.40	Promissory Note (related to the acquisition of the 825 University Building in Norwood, Massachusetts) between KBS 825 University Avenue, LLC and Greenwich Capital Financial Products, Inc., dated as of November 17, 2006, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.41	Mezzanine Loan Agreement (related to the acquisition of the 825 University Building in Norwood, Massachusetts) between KBS REIT Acquisition V, LLC and Greenwich Capital Financial Products, Inc., dated as of November 17, 2006, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.42	Promissory Note (Mezzanine Loan) (related to the acquisition of the 825 University Building in Norwood, Massachusetts) between KBS REIT Acquisition V, LLC and Greenwich Capital Financial Products, Inc., dated as of November 17, 2006, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.43	Sales Agreement and Joint Escrow Instructions (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between DP Industrial LLC and KBS Capital Advisors LLC, dated as of December 15, 2006, incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.44	Assignment and Assumption of Sales Agreement (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between KBS Capital Advisors LLC and KBS Midland Industrial Park, LLC, dated as of December 18, 2006, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.45	First Amendment to Sales Agreement and Joint Escrow Instructions (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between DP Industrial LLC and KBS Midland Industrial Park, LLC, dated as of December 19, 2006, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.46	Reinstatement and Second Amendment to Sales Agreement and Joint Escrow Instructions (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between DP Industrial LLC and KBS Midland Industrial Park, LLC, dated as of December 22, 2006, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.47	Loan Agreement (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between KBS Midland Industrial Park, LLC and Greenwich Capital Financial Products, Inc., dated as of December 11, 2006, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.48	Promissory Note (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between KBS Midland Industrial Park, LLC and Greenwich Capital Financial Products, Inc., dated as of December 11, 2006, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.49	Mezzanine Loan Agreement (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between KBS REIT Acquisition VI, LLC and Greenwich Capital Financial Products, Inc., dated as of December 11, 2006, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

Ex.	Description
10.50	Promissory Note (Mezzanine Loan) (related to the acquisition of the Midland Industrial Portfolio in McDonough, Georgia) between KBS REIT Acquisition VI, LLC and Greenwich Capital Financial Products, Inc., dated as of December 11, 2006, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.51	Purchase and Sale Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between Crescent 1100, L.L.C., Crescent 1200, L.L.C. and Crescent 1300, L.L.C. and KBS Capital Advisors LLC, dated as of December 19, 2006, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.52	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS Capital Advisors LLC and KBS Crescent Green, LLC, dated as of December 21, 2006, incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.53	Amendment to Purchase Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between Crescent 1100, L.L.C., Crescent 1200, L.L.C. and Crescent 1300, L.L.C. and KBS Crescent Green, LLC, dated as of December 22, 2006, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.54	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS Crescent Green, LLC and Mortgage Electronic Registration Systems, Inc., dated as of January 29, 2007

10.55	Promissory Note (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS Crescent Green, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007

10.56	Mezzanine Loan Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS REIT Acquisition IX, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007

10.57	Promissory Note (Mezzanine Loan) (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS REIT Acquisition IX, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007

10.58	Omnibus Assignment (related to the acquisition of the Sandmar Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS SE Retail, LLC, dated as of January 9, 2007

10.59	Assignment and Assumption Agreement (related to the acquisition of the Sandmar Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS SE Retail, LLC, dated as of January 9, 2007

10.60	Mezzanine Loan Agreement (related to the acquisition of the Sandmar Mezzanine Loan) between Westmarket Associates 2006 MB LLC, Little River Associates 2006 MB LLC, Clinton Associates 2006 MB LLC, Newmarket Associates 2006 MB LLC, Apopka Associates 2006 MB LLC, Westgate Associates 2006 MB LLC and AIG Mortgage Capital, LLC, dated as of December 21, 2006

10.61	Promissory Note (related to the acquisition of the Sandmar Mezzanine Loan) between Westmarket Associates 2006 MB LLC, Little River Associates 2006 MB LLC, Clinton Associates 2006 MB LLC, Newmarket Associates 2006 MB LLC, Apopka Associates 2006 MB LLC, Westgate Associates 2006 MB LLC and AIG Mortgage Capital, LLC, dated as of December 21, 2006

Ex.	Description
10.62	Purchase and Sale Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Capital Advisors LLC and NCFLA II Owner LLC and NCFLA Sabal LLC, dated as of December 20, 2006

10.63	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Capital Advisors LLC and KBS Sabal VI, LLC, dated as of January 12, 2007

10.64	Amendment to Purchase Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Sabal VI, LLC and NCFLA II Owner LLC and NCFLA Sabal LLC, dated as of January 16, 2007

10.65	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Sabal VI, LLC and Mortgage Electronic Registration Systems, Inc., dated as of March 2, 2007

10.66	Promissory Note (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Sabal VI, LLC and Wells Fargo Bank, National Association, dated as of March 2, 2007

10.67	Purchase and Sale Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between Rosenberg Soma Investments III, LLC and KBS Realty Advisors, LLC, dated as of December 27, 2006

10.68	Assignment and Assumption of Purchase Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS Realty Advisors, LLC and KBS Capital Advisors LLC, dated as of December 27, 2006

10.69	Assignment and Assumption of Purchase Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS Capital Advisors LLC and KBS 625 Second Street, LLC, dated as of January 17, 2007

10.70	Reinstatement and First Amendment to Purchase Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS 625 Second Street, LLC and Rosenberg Soma Investments III, LLC, dated as of January 18, 2007

10.71	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS 625 Second Street, LLC and Mortgage Electronic Registration Systems, Inc., dated as of January 29, 2007

10.72	Promissory Note (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS 625 Second Street, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007

10.73	Noteholders’ Agreement (related to the acquisition of the Park Central Mezzanine Loan) by and among Column Financial, Inc., CPIM Structured Credit Fund 1500 L.P., CPIM Structured Credit Fund 1000 L.P., CPIM Structured Credit Fund 20 L.P., KBS Park Central, LLC and LaSalle Bank National Association, dated as of March 23, 2007

10.74	General Assignment and Assumption Agreement (related to the acquisition of the Park Central Mezzanine Loan) by and among Column Financial, Inc., CPIM Structured Credit Fund 1500 L.P., CPIM Structured Credit Fund 1000 L.P., CPIM Structured Credit Fund 20 L.P., KBS Park Central, LLC and LaSalle Bank National Association, dated as of March 23, 2007

10.75	Transferee Certificate (related to the acquisition of the Park Central Mezzanine Loan) between KBS Park Central, LLC and LaSalle Bank National Association, dated as of March 23, 2007

10.76	Amended and Restated First Mezzanine Loan Agreement (related to the acquisition of the Park Central Mezzanine Loan) between W2001 Park Central Hotel Senior Mezz, L.L.C. and Column Financial, Inc., dated as of March 23, 2007

Ex.	Description
10.77	Replacement Promissory Note A-4 (related to the acquisition of the Park Central Mezzanine Loan) between W2001 Park Central Hotel Senior Mezz, L.L.C. and Column Financial, Inc., dated as of March 23, 2007

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

