Form 10-Q
period 2007-03-31
KBS Real Estate Investment Trust, Inc.
filed 2007-05-15
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52606

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

As of May 11, 2007, there were 33,392,942 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Real estate:
Land	$37,119	$18,344
Buildings and improvements, less accumulated depreciation of $3,727 and $1,441 as of March 31, 2007 and December 31, 2006, respectively	294,347	178,136
Tenant origination and absorption costs, less accumulated amortization of $2,677 and $1,097 as of March 31, 2007 and December 31, 2006, respectively	25,639	17,648

Total real estate, net	357,105	214,128
Real estate loans receivable	37,742	13,798

Total real estate investments, net	394,847	227,926
Cash and cash equivalents	47,770	48,754
Rents and other receivables	1,527	752
Above-market leases, net of accumulated amortization of $242 and $66 as of March 31, 2007 and December 31, 2006, respectively	3,368	3,141
Deferred financing costs, prepaid and other assets	3,297	2,642

Total assets	$450,809	$283,215

Liabilities and stockholders’ equity
Notes payable	$233,644	$179,750
Accounts payable and accrued liabilities	4,213	1,839
Due to affiliates	3,041	1,404
Distributions payable	1,212	582
Below-market leases, net of accumulated amortization of $616 and $258 as of March 31, 2007 and December 31, 2006, respectively	6,749	4,994
Other liabilities	983	621

Total liabilities	249,842	189,190

Commitments and contingencies (Note 13)
Redeemable common stock	1,519	369
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 23,687,200 and 11,309,222 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	237	113
Additional paid-in capital	207,526	97,400
Cumulative distributions and net losses	(8,315)	(3,857)

Total stockholders’ equity	199,448	93,656

Total liabilities and stockholders’ equity	$450,809	$283,215

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues:
Rental income	$6,635	$—
Tenant reimbursements	1,261	—
Interest income from real estate loans receivable	747	—
Parking revenues and other operating income	340	—

Total revenues	8,983	—

Operating expenses:
Operating, maintenance, and management	1,271	—
Real estate and other property-related taxes	1,202	—
Asset management fees to affiliate	572	—
General and administrative expenses	635	104
Depreciation and amortization	3,866	—

Total operating expenses	7,546	104

Operating income (loss)	1,437	(104)

Other income (expenses):
Interest expense	(3,453)	—
Interest income	383	—

Total other income (expenses), net	(3,070)	—

Net loss	$(1,633)	$(104)

Loss per common share, basic and diluted	$(0.10)	$(5.21)

Weighted-average number of common shares outstanding	16,362,778	20,000

Distributions declared per common share	$0.17	$—

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2006 and Three Months Ended March 31, 2007

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	20,000	$1	$199	$—	$200
Issuance of common stock	11,289,222	112	112,318	—	112,430
Redeemable common stock	—	—	(369)	—	(369)
Distributions declared	—	—	—	(1,286)	(1,286)
Commissions and dealer-manager fees	—	—	(10,241)	—	(10,241)
Other offering costs	—	—	(4,507)	—	(4,507)
Net loss	—	—	—	(2,571)	(2,571)

Balance, December 31, 2006	11,309,222	113	97,400	(3,857)	93,656
Issuance of common stock	12,377,978	124	123,028	—	123,152
Redeemable common stock	—	—	(1,150)	—	(1,150)
Distributions declared	—	—	—	(2,825)	(2,825)
Commissions and dealer-manager fees	—	—	(11,099)	—	(11,099)
Other offering costs	—	—	(653)	—	(653)
Net loss	—	—	—	(1,633)	(1,633)

Balance, March 31, 2007	23,687,200	$237	$207,526	$(8,315)	$199,448

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash Flows from Operating Activities:
Net loss	$(1,633)	$(104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred rent	(188)	—
Depreciation and amortization	3,866	—
Amortization of deferred financing costs	375	—
Amortization of above- and below-market leases, net	(182)	—
Changes in operating assets and liabilities:
Rents and other receivables	(587)	—
Deferred financing costs, prepaid and other assets	280	(181)
Accounts payable and accrued liabilities	2,374	76
Due to affiliate	572	208
Other liabilities	362	—

Net cash provided by (used in) operating activities	5,239	(1)

Cash Flows from Investing Activities:
Purchase of real estate loans receivable	(23,000)	—
Advances on real estate loans receivable	(944)	—
Purchases of real estate	(145,133)	—
Additions to real estate	(1)	—

Net cash used in investing activities	(169,078)	—

Cash Flows from Financing Activities:
Distributions paid	(2,195)	—
Proceeds from notes payable	104,094	—
Payments on notes payable	(50,200)	—
Advances from affiliates	1,065	—
Payments of deferred financing costs	(1,309)	—
Proceeds from issuance of common stock	123,152	—
Payments of commissions on stock sales and related dealer manager fees	(11,099)	—
Payments of other offering costs	(653)	—

Net cash provided by financing activities	162,855	—

Net decrease in cash and cash equivalents	(984)	(1)
Cash and cash equivalents, beginning of period	48,754	200

Cash and cash equivalents, end of period	$47,770	$199

Supplemental Disclosure of Cash Flow Information

Interest paid	$2,828	$—

Supplemental Disclosure of Non-Cash Transactions
Distributions payable	$1,212	$—

Above-market leases from purchases of real estate	$(403)	$—

Below-market leases from purchases of real estate	$2,113	$—

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of March 31, 2007, the Advisor owned 20,000 shares of the Company’s common stock.

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

In connection with securing financing for a property acquisition, on June 29, 2006, KBS REIT Holdings transferred the majority of its partnership interests in the Operating Partnership to the Company. As a result of the transfer, KBS REIT Holdings retained a 1% partnership interest in the Operating Partnership and remained the sole limited partner of the Operating Partnership, and the Company, as sole general partner, became the direct owner of the remaining 99% partnership interest in the Operating Partnership. On July 5, 2006, the Company elected to treat KBS REIT Holdings as a taxable REIT subsidiary. On April 30, 2007, the Company revoked its election to treat KBS REIT Holdings as a taxable REIT subsidiary. The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership.

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, industrial, and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans and intends to make investments in mortgage loans and other real estate-related assets, including mortgage-backed securities and other structured finance investments. As of March 31, 2007, the Company, through wholly owned subsidiaries, owned six office buildings, one light industrial property, one corporate research building, one distribution facility, two mezzanine real estate loans, and a partial ownership interest in a third mezzanine real estate loan. See Note 3, “Real Estate,” and Note 5, “Real Estate Loans Receivable.”

Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor pursuant to an Advisory Agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2007. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above. Through March 31, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 23,667,200 shares in the Offering for gross offering proceeds of $235.6 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership and all of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted; although, management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments (which are of a normal recurring nature) considered necessary to present a fair statement of the results for those periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of lease term or expected useful life

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a market period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which range from one month to ten years.

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

The Company also considers information obtained about each property as a result of its preacquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recorded by the Company during the three months ended March 31, 2007.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses on real estate loans receivable recorded by the Company during the three months ended March 31, 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. The Company’s account balance exceeds federally insurable limits as of March 31, 2007. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of March 31, 2007.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing, which result in a closing of such financing. These costs are amortized over the terms of the respective agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

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

March 31, 2007

(unaudited)

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

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time the Company will reclassify such obligations from mezzanine equity to a liability based upon their respective settlement values. As of March 31, 2007, no shares had been tendered for redemption.

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. The Company had no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs unless the Company sold the Minimum Number of Shares in the Offering. The Company broke escrow in the Offering on July 5, 2006. Through March 31, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 23,667,200 shares for gross offering proceeds of $235.6 million and recorded organization and offering costs of $5.2 million and selling commissions and dealer manager fees of $21.3 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years are recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

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

General and Administrative Expenses

General and administrative expenses, including asset management fees to affiliate of $0.6 million, totaled $1.2 million for the three months ended March 31, 2007 and, in addition to asset management fees, consisted primarily of legal, audit and other professional fees. To the extent included in the definition of total operating expenses (as set forth in Note 10), general and administrative expenses are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 10). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four fiscal quarters ending December 31, 2006. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four fiscal quarters ending March 31, 2007. See Note 10, “Related Party Transactions—Fees to Affiliates.”

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000 In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the three months ended March 31, 2007, the Company incurred and paid $50,250 of independent director fees, which are included in general and administrative expenses in the accompanying financial statements.

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

March 31, 2007

(unaudited)

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

The Company elected to treat KBS REIT Holdings as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, the Company revoked its election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. As of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock during the year ended December 31, 2006 and the three months ended March 31, 2007.

Distributions declared per common share assumes the share was issued and outstanding each day during the period from January 1, 2007 through March 31, 2007, and is based on a daily distribution for the period of $0.0019178 per share per day. Each day during the period from January 1, 2007 through March 31, 2007, was a record date for distributions.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires commercial properties and invests in real estate-related assets and, as a result, the Company operates in two business segments. For financial data by segment, see Note 12.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 on January 1, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for tax years ending December 31, 2006, the only tax year which remains subject to examination by major tax jurisdictions as of March 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value under generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that SFAS 157 will have on its financial statements.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

3.	REAL ESTATE

The following table provides summary information regarding the properties the Company owned as of March 31, 2007 (in thousands):

Asset Name	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net	Related Debt
Sabal Pavilion Building	Tampa	FL	$25,735	$(1,086)	$24,649	$14,700
Plaza in Clayton	Saint Louis	MO	94,079	(2,701)	91,378	62,200
Southpark Commerce Center II Buildings	Austin	TX	30,002	(699)	29,303	18,000
825 University Avenue Building	Norwood	MA	31,246	(381)	30,865	19,000
Midland Industrial Buildings	McDonough	GA	35,616	(314)	35,302	24,050
Crescent Green Buildings	Cary	NC	48,716	(655)	48,061	32,400
625 Second Street Building	San Francisco	CA	51,840	(482)	51,358	33,700
Sabal VI Building	Tampa	FL	17,539	(38)	17,501	11,094
The Offices at Kensington	Sugar Land	TX	28,736	(48)	28,688	18,500

			$363,509	$(6,404)	$357,105	$233,644

Acquisitions for the Three Months Ended March 31, 2007

During the three months ended March 31, 2007, the Company acquired four office properties totaling 650,461 rentable square feet. The aggregate purchase price of these properties was $143.6 million plus closing costs. The acquisitions were funded using a combination of debt and proceeds from the Offering. Each property is briefly discussed below:

Crescent Green Buildings

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, purchased three office buildings comprising 248,832 rentable square feet (the “Crescent Green Buildings”) from an unaffiliated seller. The Crescent Green Buildings are located on an approximate 24-acre parcel of land at 1100 Crescent Green, 1200 Crescent Green, and 1300 Crescent Green in Cary, North Carolina. The purchase price of the Crescent Green Buildings was $48.1 million plus closing costs.

625 Second Street Building

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing 134,847 rentable square feet (the “625 Second Street Building”) from an unaffiliated seller. The 625 Second Street Building is located on an approximate 0.8-acre parcel of land at 625 Second Street in San Francisco, California. The purchase price of the 625 Second Street Building was $51.0 million plus closing costs.

Sabal VI Building

On March 5, 2007, the Company, through an indirect wholly owned subsidiary, acquired a two-story office building containing 96,346 rentable square feet (the “Sabal VI Building”) from an unaffiliated seller. The Sabal VI Building is located on an approximate 10-acre parcel of land in Tampa, Florida. The purchase price of the Sabal VI Building was $16.5 million plus closing costs.

The Offices at Kensington

On March 29, 2007, the Company, through an indirect wholly owned subsidiary, acquired two four-story office buildings containing 170,436 rentable square feet (“The Offices at Kensington”) from an unaffiliated seller. The Offices at Kensington are located on an approximate 9-acre parcel of land in Sugar Land, Texas. The purchase price of the Offices at Kensington was $28.0 million plus closing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Operating Leases

Substantially all of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases have remaining terms of up to 10 years, provisions to extend the lease agreements, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The following table summarizes the leased percentage of the Company’s properties as of March 31, 2007:

Property Name	% Leased
Sabal Pavilion Building	100%
Plaza in Clayton	97%
Southpark Commerce Center II Buildings	98%
825 University Avenue Building	100%
Midland Industrial Buildings	100%
Crescent Green Buildings	100%
625 Second Street Building	100%
Sabal VI Building	100%(1)
The Offices at Kensington	86%

(1)

Includes one tenant lease which represents approximately 20% of the property’s rentable square footage. Such tenant executed its lease on January 11, 2007. Per its lease, it is anticipated that such tenant will commence paying monthly rent upon taking occupancy of the space, which is expected to occur in May 2007.

As of March 31, 2007, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2007 through December 31, 2007	$30,867
2008	30,558
2009	28,612
2010	20,318
2011	18,276
Thereafter	26,715

$155,346

Of the total rental income for the three months ended March 31, 2007, approximately:

•	Twenty-two percent was earned from two tenants in the professional services industry, whose leases expire in 2011 and 2012.

•	Fifteen percent was earned from one tenant in the information services industry, whose lease expires in 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS, AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2007, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$28,316	$3,610	$7,365
Accumulated Amortization	(2,677)	(242)	(616)

Net Amount	$25,639	$3,368	$6,749

2007 Amortization	$1,580	$176	$358

The remaining unamortized balance for these intangible assets will be amortized as follows (in thousands):

April 1, 2007 - December 31, 2007	$5,329	$446	$1,307
2008	5,898	527	1,518
2009	5,004	506	1,250
2010	3,072	494	823
2011	2,578	479	628
Thereafter	3,758	916	1,223

	$25,639	$3,368	$6,749

Weighted-Average Amortization Period	5.06 years	6.72 years	5.41 years

5.	REAL ESTATE LOANS RECEIVABLE

As of March 31, 2007, the Company, through wholly owned subsidiaries, had acquired two mezzanine real estate loans and a partial ownership interest in a third mezzanine real estate loan, which investments totaled $37.7 million.

During the three months ended March 31, 2007, the Company earned $0.7 million in interest income from its interests in mezzanine real estate loans of which $0.4 million was receivable at March 31, 2007. During the three months ended March 31, 2007, the Company also amortized as an increase to interest income, $12,978 of fees related to the buydown of the interest rate on the Tribeca Mezzanine Loan and amortized, as an offset against interest income, $34,009 of closing costs related to the purchase of these mezzanine real estate loans.

Tribeca Mezzanine Loan

On July 18, 2006, the Company, through an indirect wholly owned subsidiary, purchased a junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, the Company remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of March 31, 2007, the Company had funded $1.8 million of these costs and the total balance outstanding under the First Tribeca Mezzanine Loan was $14.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to one-month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At March 31, 2007, the one-month LIBOR rate was 5.3195%. The First Tribeca Mezzanine Loan has an initial maturity date of March 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower must pay the Company an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan to 25%. The First Tribeca Mezzanine Loan is expected to be used to fund future costs related to the conversion of an eight-story loft building into a ten-story condominium building located in New York, New York (the “Tribeca Building”).

The First Tribeca Mezzanine Loan is secured by, among other things, a first lien priority pledge of the borrower’s member interest (the “Member Interest”) in 415 Greenwich Senior Mezzanine Owner LLC (the “Owner Member”). The Owner Member is the sole member in 415 Greenwich Fee Owner LLC (the “Fee Owner”), which is the owner of the Tribeca Building. With respect to certain “bad boy” acts, amounts outstanding under the First Tribeca Mezzanine Loan are guaranteed by the two individuals who have indirect interests in the Tribeca Building.

Pursuant to an intercreditor agreement, as of March 31, 2007, the First Tribeca Mezzanine Loan is subordinate to senior mortgage loans totaling approximately a $100.0 million and a $25.0 million senior mezzanine loan. As of March 31, 2007, approximately $106.9 million of the senior notes was outstanding. The intercreditor agreement provides that in the event of a default under the Tribeca Mezzanine Loan, the Company would be entitled to foreclose on the Member Interest and thereby take control and ownership of Owner Member and Fee Owner. Unlike a foreclosure under a deed of trust or mortgage, the foreclosure of a member interest entitles the foreclosing party (in this case, the Company’s indirect wholly owned subsidiary) to take title to an equity interest rather than actually taking title to the real property. Foreclosure on the member interest in this transaction would allow the Company to take indirect control of the Tribeca Building, subject to the senior debt related to the property.

Sandmar Mezzanine Loan

On January 9, 2007, the Company, through an indirect wholly owned subsidiary, purchased a mezzanine real estate loan (the “Sandmar Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Sandmar Mezzanine Loan was $8.0 million plus closing costs.

The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to maturity, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. The borrowers are expected to use the Sandmar Mezzanine Loan to partially fund the acquisition of six grocery store-anchored, small neighborhood and single tenant retail centers (the “Sandmar Portfolio”) and for future capital expenditures and leasing costs. The Sandmar Portfolio properties are located in three states, North Carolina (three properties), Florida (two properties), and Tennessee (one property), and had an average occupancy of 91% as of the date of acquisition.

The Sandmar Mezzanine Loan is secured by, among other things, a pledge by each borrower of its interests in the respective wholly owned subsidiary that each holds title to one of the six properties in the Sandmar Portfolio. The pledge agreements entered into by the six borrowers provide that in the event of default under the Sandmar Mezzanine Loan, the Company may exercise its rights and remedies against each of the mezzanine borrowers. With respect to certain “bad boy” acts, amounts outstanding under the Sandmar Mezzanine Loan would be guaranteed by two individuals who have indirect interests in the Sandmar Portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

There was $49.6 million of senior financing on the Sandmar Portfolio as of January 9, 2007. The senior financing is secured by a mortgage on each of the six properties. Each mortgage is cross defaulted and cross collateralized with the other mortgages so that a default under one mortgage or the senior loan documents shall constitute a default under all of the mortgages. Pursuant to an intercreditor agreement, the Company’s right to payment under the Sandmar Mezzanine Loan is subordinate to the right to payment of the lender under the senior mortgage loan made to the limited liability companies that directly hold title to the properties. The intercreditor agreement provides that in the event of a default under the Sandmar Mezzanine Loan, the Company would be entitled to foreclose on the borrowers’ membership interests in the limited liability companies that hold title to the properties subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement. Unlike a foreclosure under a deed of trust or mortgage, the foreclosure of a member interest entitles the foreclosing party (in this case, the Company’s indirect wholly owned subsidiary) to take title to an equity interest rather than actually taking title to the real property. Foreclosure on the member interest in this transaction would allow the Company to take indirect control of the Sandmar Portfolio, subject to the senior debt related to the property.

Park Central Mezzanine Loan

On March 23, 2007, the Company, through an indirect wholly owned subsidiary, purchased a $15.0 million interest in a $58.0 million mezzanine real estate loan (the “Park Central Mezzanine Loan”) from an unaffiliated seller. The purchase price of the Company’s interest in the Park Central Mezzanine Loan was $15.0 million plus closing costs. The Park Central Mezzanine Loan is owned by four noteholders, including the Company, each with a pari passu interest.

The Park Central Mezzanine Loan bears interest at a floating rate of one-month LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. At March 31, 2007, the one-month LIBOR rate was 5.3195%. Prior to maturity, the borrower under the Park Central Mezzanine Loan is required to make monthly interest-only payments to the holders of the mezzanine real estate loan, with the outstanding principal balance being due at maturity. The borrower is expected to use the Park Central Mezzanine Loan to refinance existing debt on the Park Central Hotel, a 934 room, four-star, full-service hotel located in Midtown Manhattan in New York, New York.

The Park Central Mezzanine Loan is secured by, among other things, a pledge by the borrower of its interests in the limited liability company that holds title to the Park Central Hotel. The pledge agreement entered into by the borrower provides that in the event of default under the Park Central Mezzanine Loan, the holders of the mezzanine loan may exercise their rights and remedies against the borrower. With respect to certain “bad boy” acts, amounts outstanding under the Park Central Mezzanine Loan are guaranteed by Whitehall Street Global Real Estate Limited Partnership 2001, an entity with an indirect interest in the borrower, and Devon (DE) Capital LLC.

There is $407.0 million of senior financing on the Park Central Hotel. The senior financing is secured by a mortgage on the Park Central Hotel. The senior loan has a maturity date of November 2008 with three one-year extensions. Pursuant to an intercreditor agreement, the Company’s right to payment under the Park Central Mezzanine Loan is subordinate to the right to payment of the lender under the senior mortgage loan. The intercreditor agreement provides that in the event of a default under the Park Central Mezzanine Loan, the holders of the Park Central Mezzanine Loan may foreclose on the borrower’s membership interest in the limited liability company that holds title to the property subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement. Unlike a foreclosure under a deed of trust or mortgage, the foreclosure of a member interest entitles the foreclosing party (in this case, the Company’s indirect wholly owned subsidiary) to take title to an equity interest rather than actually taking title to the real property. Foreclosure on the member interest in this transaction would allow the Company to take indirect control of the Park Central Hotel, subject to the senior debt related to the property.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

The following is a schedule of maturities for all real estate loans receivable for the years ending December 31, (in thousands):

2007	$—
2008	29,742
2009	—
2010	—
2011	—
Thereafter	8,000

$37,742

6.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Tenant receivables, net of allowance for doubtful accounts of $14 as of March 31, 2007 and December 31, 2006	$705	$326
Interest receivable on real estate loans receivable	377	159
Interest receivable on cash and cash equivalents	156	166
Deferred rent	289	101

	$1,527	$752

7.	DEFERRED FINANCING COSTS, PREPAID, AND OTHER ASSETS

Deferred financing costs, prepaid, and other assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Deferred financing costs, net of accumulated amortization of $553 and $178 as of March 31, 2007 and December 31, 2006, respectively	$1,873	$939
Escrow deposits	—	1,162
Prepaid insurance	694	26
Other prepaid expenses	185	94
Closing costs on loans receivable, net of accumulated amortization of $105 and $71 for March 31, 2007 and December 31, 2006, respectively	358	181
Other assets	187	240

	$3,297	$2,642

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Accounts payable and other accrued liabilities	$2,297	$1,178
Real estate taxes payable	1,005	—
Accrued interest expense	911	661

	$4,213	$1,839

9.	NOTES PAYABLE

Notes payable, all of which are interest-only loans, consist of the following as of March 31, 2007 (in thousands):

	March 31, 2007	Effective Interest Rate(1)	Fixed/Variable Interest Rate	Maturity (2)
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	August 1, 2036
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011
Crescent Green Building - Mortgage Loan	32,400	5.6800%	Fixed	February 1, 2012
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014
Sabal VI Building - Mortgage Loan	11,040	5.9250%	Fixed	October 1, 2011
Sabal VI Building - Mezzanine Loan	54	6.8191%	Variable	April 30, 2008
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014

	$233,644

(1)	Represents the average effective interest rate for the three months ended March 31, 2007.
(2)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

In addition, during the three months ended March 31, 2007, the Company repaid the following loans (in thousands):

Debt Obligation	Outstanding Balance at Payoff	Effective Interest Rate (1)	Fixed / Variable Interest Rate	Date Originated	Date Principal Repaid
Plaza in Clayton- Mezzanine Loan	$22,300	6.8201%	Variable	September 27, 2006	January 22, 2007
Southpark Commerce Center II- Mezzanine Loan	5,200	6.8203%	Variable	November 21, 2006	February 6, 2007
825 University Avenue Building- Mezzanine Loan	5,600	6.8203%	Variable	December 5, 2006	February 6, 2007
Midland Industrial Buildings- Mezzanine Loan	8,700	6.8203%	Variable	December 22, 2006	March 30, 2007
Crescent Green Building- Mezzanine Loan	8,400	6.8204%	Variable	January 31, 2007	March 31, 2007

	$50,200

(1)	Represents the average effective interest rate for the period the loan was outstanding during the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company incurred $3.1 million of interest expense, of which $0.9 million was payable at March 31, 2007. The Company also incurred $0.4 million of amortization of deferred financing costs, which is included in interest expense for the three months ended March 31, 2007.

The following is a schedule of maturities for all notes payable for the years ending December 31, (in thousands):

2007	$—
2008	54
2009	—
2010	—
2011	35,090
Thereafter	198,500

$233,644

10.	RELATED PARTY TRANSACTIONS

Fees to Affiliates

Upon the launch of the Offering, the Company executed a Dealer Manager Agreement with the Dealer Manager on January 27, 2006 and entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2007. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Pursuant to the terms of the agreements described above, the Company has incurred the following related-party costs for the three months ended March 31, 2007 (in thousands):

Selling commissions (1)	$6,829
Dealer-manager fees (1)	4,270
Reimbursements of organization and offering costs (1) (2)	215
Acquisition fees (3)	1,253
Asset-management fees	572
Reimbursement of operating expenses	—

$13,139

(1)	Commissions, dealer-manager fees and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated financial statements.
(2)

Reimbursements of organization and offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs related to the Offering of $5.2 million from commencement of the Offering through March 31, 2007, including organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were subsequently reimbursed by the Company.

(3)

Acquisition fees related to purchases of real estate and real estate-related investments during the three months ended March 31, 2007. The acquisition fees for the real estate loans receivable are capitalized as other assets in the accompanying consolidated financial statements and amortized over the life of the loans.

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2007.

Form of Compensation	Amount
Selling Commission

The Company pays the Dealer Manager up to 6% of the gross offering proceeds (3% for sales of shares under the dividend reinvestment plan) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows 100% of commissions earned to participating broker-dealers.

Assuming all shares are sold at the highest possible selling commissions (with no discounts to any categories of purchasers) and a $9.50 price for each share sold through the dividend reinvestment plan, estimated selling commissions are approximately $142.8 million if the Company sells the maximum of 280,000,000 shares.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

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

The estimated dealer manager fee is approximately $70.0 million if the Company sells the maximum of 280,000,000 shares.

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

The Company estimates organization and offering costs of approximately $22.4 million if the Company sells the maximum of 280,000,000 shares.

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

Although the asset management fees earned by the Advisor through March 31, 2007 have been accrued for and expensed in the appropriate period in the Company’s financial statements, the Advisor has deferred, without interest, payment of the asset management fees it has earned from July 2006 through March 2007. Per the terms of the advisory agreement, the Advisor may choose to pay the accrued but unpaid asset management fees in such future period as the Advisor may determine.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Form of Compensation	Amount
Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor. At March 31, 2007, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

*	The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four fiscal quarters ending December 31, 2006. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four fiscal quarters ending March 31, 2007.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing, and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization, and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that the Company does not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee may be limited by the restriction on “total operating expenses.” In addition, stock-based awards treated as an expense under GAAP will count toward the restriction on “total operating expenses.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Due to Affiliates

In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending May 31, 2007 exceeds the amount of the Company’s Funds From Operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through May 31, 2007. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. At March 31, 2007, the Advisor had advanced $1.6 million to the Company, all of which is outstanding, for the payment of distributions and to cover its expenses, excluding depreciation and amortization, in excess of its revenues, which is included in due to affiliates on the accompanying balance sheet at March 31, 2007.

The remaining $1.4 million in due to affiliates at March 31, 2007 relates to $0.9 million of accrued but unpaid asset management fees and $0.5 million of sales commissions and dealer manager fees due to affiliates of the Company. Although the $0.9 million of asset management fees earned by the Advisor for the months of July 2006 through March 2007 have been accrued for and expensed in the appropriate periods in the Company’s financial statements, the Advisor has deferred, without interest, payment of these asset management fees. Per the terms of the advisory agreement, the Advisor may choose to pay the accrued but unpaid asset management fees in such future period as the Advisor may determine.

11.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2007 and 2006, as if all the Company’s acquisitions that were completed during the year ending December 31, 2006 and the three months ended March 31, 2007, were completed as of January 1, 2006. As of March 31, 2007, we owned six office buildings, one light industrial property, one corporate research building, one distribution facility, two mezzanine real estate loans, and a partial ownership interest in a third mezzanine real estate loan. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2006, nor do they purport to predict the results of operations for future periods (in thousands except share numbers).

	For the Three Months Ended March 31,
	2007	2006
Revenues	$11,307	$9,937

Depreciation and amortization	$(4,166)	$(3,902)

Net loss	$(916)	$(991)

Loss per common share, basic and diluted	$(0.05)	$(0.05)

Weighted-average number of common shares outstanding	18,532,018	18,532,018

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

12.	SEGMENT INFORMATION

The Company presently operates in two business segments in the real estate markets: real property investments and investments in real estate-related assets. At March 31, 2007, the Company indirectly wholly owned all of its investments in real property, which consisted of six office buildings, one light industrial property, one distribution facility and one corporate research building. At March 31, 2007, the Company also indirectly wholly owned two mezzanine real estate loans and a partial ownership interest in a third mezzanine real estate loan. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate level expenses.

For the three months ended March 31, 2007, financial information related to the Company’s reportable segments was as follows (in thousands):

	Real Property Investments Segment	Real Estate- Related Assets Segment	Corporate- Level Accounts		Consolidated
Total revenues	$8,236	$747	$—		$8,983

Net income (loss)	$(1,524)	$749	$(858)		$(1,633)

Total assets	$369,664	$39,191	$41,954	(1)	$450,809

Total liabilities	$244,688	$50	$5,104		$249,842

(1)	Total assets in corporate-level accounts consist primarily of cash from offering proceeds being held at March 31, 2007 for future real estate investments totaling approximately $42 million.

13.	COMMITMENTS AND CONTINGENCIES

Distributions Declared

On March 21, 2007, the Company’s board of directors declared a daily distribution for the period from April 1, 2007 through April 30, 2007, which distribution the Company expects to pay in May 2007, and a daily distribution for the period from May 1, 2007 through May 31, 2007, which distribution the Company expects to pay in June 2007. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

The distributions will be calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending May 31, 2007 exceeds the amount of the Company’s Funds From Operations (as defined by NAREIT) from January 1, 2006 through May 31, 2007, see Note 10 “Related Party Transactions – Due to Affiliates.”

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Concentration of Credit Risk

The real estate loans receivable acquired by the Company are in the form of mezzanine loans that are secured by a pledge of the ownership interests of an entity that indirectly owns real property. This type of investment involves a higher degree of risk relative to a long-term senior mortgage secured by the underlying real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, the Company may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy the loan.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2007.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. The Company is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

14.	SUBSEQUENT EVENTS

Status of the Offering

As of May 11, 2007, the Company had accepted aggregate gross offering proceeds of approximately $332.1 million in its Offering.

Distributions Paid

Subsequent to March 31, 2007, the Company paid distributions of approximately $1.2 million, which related to distributions payable at March 31, 2007.

Distributions Declared

On May 9, 2007, the Company’s board of directors a declared a daily distribution for the period from June 1, 2007 through June 30, 2007, which distribution the Company expects to pay in July 2007 and a daily distribution for the period from July 1, 2007 through July 31, 2007, which distribution the Company expects to pay in August 2007. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

The distributions will be calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and will equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. On May 9, 2007, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending July 31, 2007 exceeds the amount of the Company’s Funds From Operations (as defined by NAREIT) from January 1, 2006 through July 31, 2007, see Note 10 “Related Party Transactions – Due to Affiliates.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2007

(unaudited)

Investment in Tribeca Mezzanine Loan

On May 3, 2007, the Company, through an indirect wholly owned subsidiary, closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (“Second Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The investment was funded with proceeds from the Offering. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan described below. As discussed in Note 5, the Company purchased the First Tribeca Mezzanine Loan on July 18, 2006. In connection with the Company’s investment in the Second Tribeca Mezzanine Loan, the maturity date of the First Tribeca Mezzanine Loan was changed to May 1, 2008 with a one-year extension option subject to certain conditions.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The Second Tribeca Mezzanine Loan has an initial maturity date of May 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. The Second Tribeca Mezzanine Loan is being used to fund approximately $7.4 million of hard costs and the balance is being used to cover interest reserves and other soft costs related to the conversion of the Tribeca Building.

The First and Second Tribeca Mezzanine Loans are secured by, among other things, a first lien priority pledge of the borrower’s member interest (the “Member Interest”) in 415 Greenwich Senior Mezzanine Owner LLC (the “Owner Member”). Owner Member is the sole member in 415 Greenwich Fee Owner LLC, which is the owner of the Tribeca Building. With respect to certain “bad boy” acts, amounts outstanding under the Tribeca Mezzanine Loan are guaranteed by the two individuals who have indirect interests in the Tribeca Building.

Pursuant to an intercreditor agreement, as of May 3, 2007, the First and Second Tribeca Mezzanine Loans are subordinate to senior mortgage loans totaling approximately $103.2 million and a $25.0 million senior mezzanine loan. As of May 3, 2007, approximately $111.5 million of the senior notes was outstanding. The intercreditor agreement provides that in the event of a default under the First and Second Tribeca Mezzanine Loans, the Company would be entitled to foreclose on the Member Interest and thereby take control and ownership of the Owner Member and the Fee Owner. Unlike a foreclosure under a deed of trust or mortgage, the foreclosure of a member interest entitles the foreclosing party (in this case, the Company’s indirect wholly owned subsidiary) to take title to an equity interest rather than actually taking title to the real property. Foreclosure on the Member Interest in this transaction would allow the Company to take indirect control of the Tribeca Building, subject to the senior debt related to the property.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of March 31, 2007, we had sold 23,667,200 shares of common stock in our ongoing public offering for gross offering proceeds of approximately $235.6 million. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

We intend to use the proceeds of our initial ongoing public offering to acquire and manage a diverse portfolio of real estate properties and real estate-related investments. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments.

As of March 31, 2007, we owned six office buildings, one light industrial property, one corporate research building, one distribution facility, two mezzanine real estate loans, and a partial ownership interest in a third mezzanine real estate loan. We expect the properties in which we invest will be composed primarily of office, industrial and retail properties located in large metropolitan areas in the United States. In constructing our portfolio, we intend to target approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

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

Liquidity and Capital Resources

Since breaking escrow in our ongoing initial public offering on July 5, 2006 and then commencing real estate operations with the acquisition of our first real estate investment on July 7, 2006, our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments, the payment of operating expenses and distributions to stockholders.

Net cash flows from financing activities for the three months ended March 31, 2007 were $162.9 million, consisting primarily of net offering proceeds of $111.4 million (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $11.8 million) and aggregate borrowings related to the purchase of real estate and real estate-related investments of $104.1 million. We repaid $50.2 million of borrowings related to our acquisitions during the three months ended March 31, 2007, bringing our aggregate borrowings related to the purchase of real estate and real estate-related investments to $233.6 million as of March 31 2007. With capital and borrowings from our financing activities, we invested approximately $169.1 million in real estate investments during the three months ended March 31, 2007, including acquisition fees and closing costs of $1.7 million. Primarily from the operation of our real estate investments and interest income from our investments in mezzanine real estate loans, net cash provided by operating activities was $5.2 million. We paid distributions to stockholders of $2.2 million for the three months ended March 31, 2007. At March 31, 2007, we had cash and cash equivalents of $47.8 million available for investment in properties and real estate-related investments and repayment of debt.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2007, our liabilities totaled $249.8 million and consisted primarily of long-term notes payable with a maturity of longer than one year of $233.6 million. Long-term notes payable consisted of $233.6 million of fixed-rate, term mortgage loans with a weighted-average interest rate of 5.9014% at March 31, 2007. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real estate-related investments. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during the first quarter of 2007. As of March 31, 2007, our borrowings were approximately 58% of the cost (before depreciation or other non-cash reserves) of all of our assets.

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

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2007 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
Outstanding debt obligations(1)	$233,644	$—	$54	$35,090	$198,500

(1)

Amounts include principal payments only. We incurred interest expense of $3.1 million during the three months ending March 31, 2007, and expect to incur interest in future periods on outstanding debt obligations based on the rates and terms disclosed below.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our outstanding debt obligations as of March 31, 2007 were as follows (in thousands):

			Fixed/
		Effective	Variable		Percentage of
		Interest	Interest		Total
	Principal	Rate (1)	Rate	Maturity (2)	Indebtedness
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	August 1, 2036	6.29%
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016	26.62%
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016	7.71%
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013	8.13%
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011	10.29%
Crescent Green Building - Mortgage Loan	32,400	5.6800%	Fixed	February 1, 2012	13.87%
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014	14.42%
Sabal VI Building - Mortgage Loan	11,040	5.9250%	Fixed	October 1, 2011	4.73%
Sabal VI Building - Mezzanine Loan	54	6.8191%	Variable	April 30, 2008	0.02%
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014	7.92%

	$233,644				100.00%

(1)	Represents average effective interest rate for the three months ended March 31, 2007.
(2)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

In addition to the contractual obligations set forth above, at March 31, 2007, we have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. We also have a liability with respect to the deferred payment of asset management fees earned by the advisor of approximately $0.9 million at March 31, 2007. Our advisor has agreed to defer, without interest, the payment of the asset management fees it has earned for the months of July 2006 through March 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Although the SEC declared the registration statement for our ongoing initial public offering effective and we launched our ongoing initial public offering in January 2006, we did not break escrow or commence real estate operations until July 2006. Therefore, our results of operations for the three months ended March 31, 2006 is not indicative of those expected in future periods nor is it comparable to the three months ended March 31, 2007.

During the three months ended March 31, 2007, we acquired four real estate properties, one mezzanine real estate loan and a participation in a second mezzanine real estate loan for an aggregate purchase price of approximately $166.6 million, plus closing costs. We funded the acquisition of these investments with a combination of debt and proceeds from our ongoing initial public offering. We expect that rental income, tenant reimbursements, depreciation and amortization expense, operating expenses, interest income from real estate loans receivable, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the three months ended March 31, 2007, for an entire period and as a result of anticipated future acquisitions of real estate assets.

Rental income for the nine properties owned as of March 31, 2007 totaled $6.6 million and tenant reimbursements totaled $1.3 million for the three months ended March 31, 2007. Property operating costs were $1.3 million for the three months ended March 31, 2007. Depreciation and amortization expense for the three months ended March 31, 2007 was $3.9 million, and real estate and other property-related taxes were $1.2 million. We acquired two of our properties on January 31, 2007, one of our properties on March 5, 2007 and one property on March 29, 2007. As a result, our financial statements do not reflect a full three months of operations for these properties.

Interest income from real estate loans receivable for the three months ended March 31, 2007 was $0.7 million and consisted primarily of interest income from two mezzanine real estate loans and a participation in a third mezzanine loan. One of the mezzanine real estate loans and the participation in the third mezzanine loan were acquired on January 9, 2007 and March 23, 2007, respectively, and our operations do not reflect a full three months of interest from these investments.

Parking revenues and other operating income for the three months ended March 31, 2007 was $0.3 million and related primarily to $0.3 million of parking revenues from the Plaza in Clayton.

Asset management fees incurred and payable to our advisor with respect to real estate investments totaled $0.6 million for the three months ended March 31, 2007, the payment of which has been deferred by our advisor without interest. Although pursuant to the advisory agreement the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

General and administrative expenses for the three months ended March 31, 2007 totaled $0.6 million. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future based on a full year of real estate operations, as well as increased activity as we make real estate investments, but to decrease as a percentage of total revenue.

Interest income and other revenues for the three months ended March 31, 2007 were $0.4 million and related primarily to $0.3 million of interest income earned on cash from offering proceeds being held throughout the quarter prior to their investment in real estate or real estate-related investments.

We financed the acquisition of our initial nine property investments in part with debt. See above “—Contractual Commitments and Contingencies.” During the three months ended March 31, 2007, we incurred interest expense of $3.5 million (including amortization of deferred financing costs) related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate assets meeting our investment objectives.

For the three months ended March 31, 2007, we had a net loss of $1.6 million due primarily to depreciation, amortization and interest expense.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our organization and offering costs (other than selling commissions and the dealer manager fee) may be paid by our advisor, the dealer manager and their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our ongoing initial public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging, and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee, and other organization and offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $4.0 million through March 31, 2007. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. Through March 31, 2007, including shares sold through our dividend reinvestment plan, we had sold 23,667,200 shares for gross offering proceeds of $235.6 million and recorded organization and offering costs of $5.2 million and selling commissions and dealer manager fees of $21.3 million.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2007 and 2006, respectively (in thousands except share amounts):

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Net loss	$(1,633)	$(104)
Add:
Depreciation of real estate assets	2,286	—
Amortization of lease-related costs	1,580	—

FFO	$2,233	$(104)

Weighted-average shares outstanding, basic and diluted	16,362,778	20,000

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Depreciation

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

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a market period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which range from one month to ten years.

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

We also consider information obtained about each property as a result of our preacquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance, and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the three months ended March 31, 2007. We had no real estate assets as of March 31, 2006.

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

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income. We recorded no impairment losses during the three months ended March 31, 2007. We had no real estate loans receivable as of March 31, 2006.

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

We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale is measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from loans receivable is recognized based on the contractual terms of the debt instrument. Fees related to any buydown of interest rate are deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of the loan receivable are amortized over the term of the loan and accreted as an adjustment against interest income.

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

We elected to treat KBS REIT Holdings, our wholly owned subsidiary, as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, we revoked our election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. As of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Subsequent Events

Status of Offering

We commenced our public offering of 280,000,000 shares of common stock on January 27, 2006. As of May 11, 2007, we had accepted aggregate gross offering proceeds of approximately $332.1 million.

Distribution Declaration and Advance from Advisor

On March 21, 2007, our board of directors declared a daily distribution for the period from April 1, 2007 through April 30, 2007, which distribution we expect will be paid in May 2007, and a daily distribution for the period from May 1, 2007 through May 31, 2007, which distribution we expect will be paid in June 2007. On May 9, 2007, our board of directors declared a daily distribution for the period from June 1, 2007 through June 30, 2007, which distribution we expect to pay in July 2007, and a daily distribution for the period from July 1, 2007 through July 31, 2007, which distribution we expect to pay in August 2007. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending July 31, 2007 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through July 31, 2007. We are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Through March 2007, our advisor had advanced $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, our advisor deferred payment of its asset management fee, without interest, for the months of July 2006 through March 2007. As of March 31, 2007, asset management fees deferred by our advisor totaled approximately $0.9 million. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

Investment in Second Tribeca Mezzanine Loan

On May 3, 2007, we, through an indirect wholly owned subsidiary, closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (“Second Tribeca Mezzanine Loan”) related to the conversion of an eight-story loft building into a ten-story condominium building located in New York, New York (the “Tribeca Building”). The investment was funded with proceeds from our ongoing initial public offering. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan described below.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The Second Tribeca Mezzanine Loan has an initial maturity date of May 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. The Second Tribeca Mezzanine Loan is being used to fund approximately $7.4 million of hard costs and the balance is being used to cover interest reserves and other soft costs related to the conversion of the Tribeca Building.

On July 18, 2006, we had purchased a $15.9 million junior mezzanine loan (the “First Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million, which was the amount funded to the borrower under the loan to date, plus closing costs. After the closing, we remained obligated to fund an additional amount of approximately $3.0 million under the loan for future costs related to the conversion of the building. We have funded an additional $2.7 million of these costs and the total balance outstanding under the First Tribeca Mezzanine Loan is approximately $15.6 million as of May 1, 2007.

As of May 3, 2007, the First and Second Tribeca Mezzanine Loans are subordinate to senior mortgage loans totaling approximately $103.2 million and a $25.0 million senior mezzanine loan. As of May 3, 2007, approximately $111.5 million of the senior notes was outstanding.

The First and Second Tribeca Mezzanine Loans are secured by, among other things, a first lien priority pledge of the borrower’s member interest in 415 Greenwich Senior Mezzanine Owner LLC (the “Owner Member”). Owner Member is the sole member in 415 Greenwich Fee Owner LLC, which is the owner of the Tribeca Building. With respect to certain “bad boy” acts, amounts outstanding under the First and Second Tribeca Mezzanine Loans are guaranteed by the two individuals who have indirect interests in the Tribeca Building.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

As of March 31, 2007, we had $233.6 million of fixed-rate debt and $0.05 million of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.9014% and the weighted-average interest rate on the variable-rate debt was 6.8191% as of March 31, 2007. At March 31, 2007, the estimated fair market value of our fixed-rate debt was $235.7 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of March 31, 2007 would decrease by approximately $13.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of March 31, 2007 would increase by approximately $15.2 million. If the weighted-average interest rate on our variable-rate debt outstanding at March 31, 2008 is 100 basis points higher or lower during the twelve months ended March 31, 2007, our interest expense would be increased or decreased by approximately $540 annually.

As of March 31, 2007, our real estate investment portfolio includes two mezzanine real estate loans and a partial interest in a third mezzanine real estate loan, as follows:

Tribeca Mezzanine Loan

On July 18, 2006, we purchased a $15.9 million junior mezzanine real estate loan (the “Tribeca Mezzanine Loan”). The purchase price of the Tribeca Mezzanine Loan was $12.9 million, which was the amount funded to the borrower under the loan to date, plus closing costs. After the closing, we remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the building. We had funded an aggregate of $14.7 million under the Tribeca Mezzanine Loan as of March 31, 2007.

The Tribeca Mezzanine Loan bears interest at a variable rate equal to one-month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At March 31, 2007, the one-month LIBOR rate was 5.3195%. The Tribeca Mezzanine Loan has an initial maturity date of March 1, 2008, with a one-year extension option subject to certain conditions. Prior to the maturity date, the borrower under the Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). If one month LIBOR is 100 basis points lower during the 12 months ended March 31, 2008, interest income from the Tribeca Mezzanine Loan would be decreased by approximately $63,000 annually assuming the outstanding $14.7 million of principal remains outstanding throughout the period. An increase in one month LIBOR would not impact interest income as the interest rate at March 31, 2007 was at the maximum interest rate under the loan agreement of 13.25%. In connection with our investment in a second junior mezzanine loan related to the Tribeca building in May 2007, the maturity date of this loan was changed to May 1, 2008 with a one year extension option.

Sandmar Mezzanine Loan

On January 9, 2007, we purchased an $8.0 million mezzanine real estate loan (the “Sandmar Mezzanine Loan”). The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to the maturity date, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). If interest rates increase by 100 basis points, the fair market value of the Sandmar Mezzanine Loan as of March 31, 2007 would decrease by approximately $448,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Sandmar Mezzanine Loan as of March 31, 2007 would increase by approximately $486,000.

Park Central Mezzanine Loan

On March 23, 2007, we purchased a $15.0 million interest in a $58.0 million mezzanine real estate loan (the “Park Central Mezzanine Loan”). The Park Central Mezzanine Loan bears interest at a floating rate of one-month LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. Prior to the maturity date, the borrower under the Park Central Mezzanine Loan is required to make monthly interest-only payments to the holders of the mezzanine real estate loan, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). The loan is prepayable in full (i) during the first twelve months of the term, upon payment of a spread maintenance fee plus a 1.0% prepayment premium; (ii) during the thirteenth month through the eighteenth month of the term, upon payment of a 1.0% prepayment premium; and (iii) without penalty after the eighteenth month of the term.

If one month LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2008, interest income from the Park Central Mezzanine Loan would be increased or decreased by $150,000 annually assuming our $15.0 million interest in the principal of the Park Central Mezzanine Loan remains outstanding throughout the period.

At March 31, 2007 and for the three months then ended, we had no interest rate hedge contracts.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 4.	Controls and Procedures

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

b)	On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006 and is ongoing. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. Under rules recently promulgated by the SEC, in some circumstances we may continue the offering beyond this date. We are offering the 200,000,000 shares in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We may sell the shares offered under the dividend reinvestment plan beyond the termination date of the primary offering until we have sold all the shares under the plan. KBS Capital Markets Group LLC, an affiliate of our advisor, is the dealer manager of our offering.

As of March 31, 2007, including shares sold through our dividend reinvestment plan, we had sold 23,667,200 shares for gross offering proceeds of $235.6 million. At March 31, 2007, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$21,340	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	5,160	Actual

Total expenses	$26,500	Actual

From commencement of the Offering through March 31, 2007, the net offering proceeds to us, after deducting the total expenses paid as described above, were $209.1 million, including net offering proceeds from our dividend reinvestment plan of $1.5 million, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our ongoing initial public offering and debt financing to purchase or fund $401.3 million of real estate and real estate-related investments, including $5.1 million in acquisition fees and closing costs.

c)	We have adopted a share redemption program for investors who have held their shares for at least one year, subject to certain limitations. Under the share redemption program, we will initially redeem shares at the lower of $9.00 or 90% of the price paid to acquire the shares from us, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined). Until three years after the completion of our offering stage, the redemption price would be the amount paid to acquire the shares from us for redemptions sought upon a stockholder’s death or “qualifying disability.” Three years after the completion of our offering stage, the redemption price per share for all stockholders would be equal to the net asset value per share of our common stock, as estimated by our advisor or another firm chosen for that purpose. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

There are several limitations on our ability to redeem shares:

•	Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability,” we may not redeem shares until they have been outstanding for one year.

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

We may amend, suspend or terminate the program upon 30 days’ notice. As of March 31, 2007, we had not repurchased any shares under our share redemption program and no shares had been tendered for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Number	Description
3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Amended Share Redemption Program, incorporated by reference from the description under “Share Redemption Program” in Supplement No. 13 included in Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1	Amendment no. 1 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated January 11, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.2	Amendment no. 2 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated March 21, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.3	Purchase and Sale Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between Crescent 1100, L.L.C., Crescent 1200, L.L.C. and Crescent 1300, L.L.C. and KBS Capital Advisors LLC, dated as of December 19, 2006, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.4	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS Capital Advisors LLC and KBS Crescent Green, LLC, dated as of December 21, 2006, incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.5	Amendment to Purchase Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between Crescent 1100, L.L.C., Crescent 1200, L.L.C. and Crescent 1300, L.L.C. and KBS Crescent Green, LLC, dated as of December 22, 2006, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.6	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS Crescent Green, LLC and Mortgage Electronic Registration Systems, Inc., dated as of January 29, 2007, incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.7	Promissory Note (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS Crescent Green, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.8	Mezzanine Loan Agreement (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS REIT Acquisition IX, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.9	Promissory Note (Mezzanine Loan) (related to the acquisition of the Crescent Green Buildings in Cary, North Carolina) between KBS REIT Acquisition IX, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.10	Omnibus Assignment (related to the acquisition of the Sandmar Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS SE Retail, LLC, dated as of January 9, 2007, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.11	Assignment and Assumption Agreement (related to the acquisition of the Sandmar Mezzanine Loan) between AIG Mortgage Capital, LLC and KBS SE Retail, LLC, dated as of January 9, 2007, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.12	Mezzanine Loan Agreement (related to the acquisition of the Sandmar Mezzanine Loan) between Westmarket Associates 2006 MB LLC, Little River Associates 2006 MB LLC, Clinton Associates 2006 MB LLC, Newmarket Associates 2006 MB LLC, Apopka Associates 2006 MB LLC, Westgate Associates 2006 MB LLC and AIG Mortgage Capital, LLC, dated as of December 21, 2006, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.13	Promissory Note (related to the acquisition of the Sandmar Mezzanine Loan) between Westmarket Associates 2006 MB LLC, Little River Associates 2006 MB LLC, Clinton Associates 2006 MB LLC, Newmarket Associates 2006 MB LLC, Apopka Associates 2006 MB LLC, Westgate Associates 2006 MB LLC and AIG Mortgage Capital, LLC, dated as of December 21, 2006, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.14	Purchase and Sale Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Capital Advisors LLC and NCFLA II Owner LLC and NCFLA Sabal LLC, dated as of December 20, 2006, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.15	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Capital Advisors LLC and KBS Sabal VI, LLC, dated as of January 12, 2007, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.16	Amendment to Purchase Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Sabal VI, LLC and NCFLA II Owner LLC and NCFLA Sabal LLC, dated as of January 16, 2007, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.17	Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Sabal VI, LLC and Mortgage Electronic Registration Systems, Inc., dated as of March 2, 2007, incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.18	Promissory Note (related to the acquisition of the Sabal VI Building in Tampa, Florida) between KBS Sabal VI, LLC and Wells Fargo Bank, National Association, dated as of March 2, 2007, incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.19	Purchase and Sale Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between Rosenberg Soma Investments III, LLC and KBS Realty Advisors, LLC, dated as of December 27, 2006, incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.20	Assignment and Assumption of Purchase Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS Realty Advisors, LLC and KBS Capital Advisors LLC, dated as of December 27, 2006, incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.21	Assignment and Assumption of Purchase Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS Capital Advisors LLC and KBS 625 Second Street, LLC, dated as of January 17, 2007, incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.22	Reinstatement and First Amendment to Purchase Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS 625 Second Street, LLC and Rosenberg Soma Investments III, LLC, dated as of January 18, 2007, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.23	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS 625 Second Street, LLC and Mortgage Electronic Registration Systems, Inc., dated as of January 29, 2007, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.24	Promissory Note (related to the acquisition of the 625 Second Street Building in San Francisco, California) between KBS 625 Second Street, LLC and Wells Fargo Bank, National Association, dated as of January 29, 2007, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.25	Noteholders’ Agreement (related to the acquisition of the Park Central Mezzanine Loan) by and among Column Financial, Inc., CPIM Structured Credit Fund 1500 L.P., CPIM Structured Credit Fund 1000 L.P., CPIM Structured Credit Fund 20 L.P., KBS Park Central, LLC and LaSalle Bank National Association, dated as of March 23, 2007, incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.26	General Assignment and Assumption Agreement (related to the acquisition of the Park Central Mezzanine Loan) by and among Column Financial, Inc., CPIM Structured Credit Fund 1500 L.P., CPIM Structured Credit Fund 1000 L.P., CPIM Structured Credit Fund 20 L.P., KBS Park Central, LLC and LaSalle Bank National Association, dated as of March 23, 2007, incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.27	Transferee Certificate (related to the acquisition of the Park Central Mezzanine Loan) between KBS Park Central, LLC and LaSalle Bank National Association, dated as of March 23, 2007, incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

PART I. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.28	Amended and Restated First Mezzanine Loan Agreement (related to the acquisition of the Park Central Mezzanine Loan) between W2001 Park Central Hotel Senior Mezz, L.L.C. and Column Financial, Inc., dated as of March 23, 2007, incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.29	Replacement Promissory Note A-4 (related to the acquisition of the Park Central Mezzanine Loan) between W2001 Park Central Hotel Senior Mezz, L.L.C. and Column Financial, Inc., dated as of March 23, 2007, incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

10.30	Purchase and Sale Agreement (related to the acquisition of the Kensington Office Buildings in Sugar Land, Texas) between KBS Capital Advisors LLC and CLPF – Kensington, L.P., dated as of March 15, 2007, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.31	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Kensington Office Buildings in Sugar Land, Texas) between KBS Capital Advisors LLC and KBS Offices at Kensington, LLC, dated as of March 22, 2007, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.32	First Amendment to Purchase and Sale Agreement (related to the acquisition of the Kensington Office Buildings in Sugar Land, Texas) between KBS Offices at Kensington, LLC, and CLPF – Kensington, L.P. dated as of March 23, 2007, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.33	Reinstatement and Second Amendment to Purchase and Sale Agreement (related to the acquisition of the Kensington Office Buildings in Sugar Land, Texas) between KBS Offices at Kensington, LLC, and CLPF – Kensington, L.P. dated as of March 27, 2007, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.34	Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement (related to the acquisition of the Kensington Office Buildings in Sugar Land, Texas) between KBS Offices at Kensington, LLC and Mortgage Electronic Registration Systems, Inc., dated as of March 28, 2007, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.35	Promissory Note (related to the acquisition of the Kensington Office Buildings in Sugar Land, Texas) between KBS Offices at Kensington, LLC and Wells Fargo Bank, National Association, dated as of March 28, 2007, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2007	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: May 15, 2007	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller