Form 10-Q
period 2007-06-30
KBS Real Estate Investment Trust, Inc.
filed 2007-08-14
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, there were 57,184,837 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Real estate:
Land	$53,961	$18,344
Buildings and improvements, less accumulated depreciation of $6,524 and $1,441 as of June 30, 2007 and December 31, 2006, respectively	367,289	178,136
Tenant origination and absorption costs, less accumulated amortization of $4,624 and $1,097 as of June 30, 2007 and December 31, 2006, respectively	31,337	17,648

Total real estate, net	452,587	214,128
Real estate loans receivable	93,255	13,798

Total real estate investments, net	545,842	227,926
Cash and cash equivalents	98,827	48,754
Marketable securities	17,680	—
Rents and other receivables	2,425	752
Above-market leases, net of accumulated amortization of $454 and $66 as of June 30, 2007 and December 31, 2006, respectively	7,858	3,141
Deferred financing costs, prepaid and other assets	3,711	2,642

Total assets	$676,343	$283,215

Liabilities and stockholders’ equity
Notes payable	$233,644	$179,750
Accounts payable and accrued liabilities	5,302	1,839
Due to affiliates	4,980	1,404
Distributions payable	2,551	582
Below-market leases, net of accumulated amortization of $1,116 and $258 as of June 30, 2007 and December 31, 2006, respectively	11,102	4,994
Other liabilities	1,317	621

Total liabilities	258,896	189,190

Commitments and contingencies (Note 14)
Redeemable common stock	3,725	369
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 48,361,166 and 11,309,222 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	483	113
Additional paid-in capital	425,882	97,400
Cumulative distributions and net losses	(12,643)	(3,857)

Total stockholders’ equity	413,722	93,656

Total liabilities and stockholders’ equity	$676,343	$283,215

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$8,616	$—	$15,251	$—
Tenant reimbursements	1,257	—	2,518	—
Interest income from real estate loans receivable	2,396	—	3,143	—
Parking revenues and other operating income	398	—	738	—

Total revenues	12,667	—	21,650	—

Operating expenses:
Operating, maintenance, and management	1,526	—	2,797	—
Real estate and other property-related taxes	1,240	—	2,442	—
Asset management fees to affiliate	794	—	1,366	—
General and administrative expenses	911	360	1,546	464
Depreciation and amortization	4,744	—	8,610	—

Total operating expenses	9,215	360	16,761	464

Operating income (loss)	3,452	(360)	4,889	(464)

Other income (expenses):
Interest expense	(3,457)	—	(6,910)	—
Interest income	1,867	—	2,250	—

Total other income (expenses), net	(1,590)	—	(4,660)	—

Net income (loss)	$1,862	$(360)	$229	$(464)

Income (loss) per common share, basic and diluted	$0.05	$(3.60)	$0.01	$(7.71)

Weighted-average number of common shares outstanding, basic and diluted	35,481,479	99,950	25,975,536	60,196

Distributions declared per common share	$0.17	$—	$0.35	$—

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2006 and Six Months Ended June 30, 2007

(unaudited)

(dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Distributions and Cumulative Net Losses	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	20,000	$1	$199	$—	$200
Issuance of common stock	11,289,222	112	112,318	—	112,430
Redeemable common stock	—	—	(369)	—	(369)
Distributions declared	—	—	—	(1,286)	(1,286)
Commissions and dealer-manager fees	—	—	(10,241)	—	(10,241)
Other offering costs	—	—	(4,507)	—	(4,507)
Net loss	—	—	—	(2,571)	(2,571)

Balance, December 31, 2006	11,309,222	113	97,400	(3,857)	93,656
Issuance of common stock	37,085,964	371	368,731	—	369,102
Redemptions of common stock	(34,020)	(1)	(339)	—	(340)
Redeemable common stock	—	—	(3,356)	—	(3,356)
Distributions declared	—	—	—	(9,015)	(9,015)
Commissions and dealer-manager fees	—	—	(33,405)	—	(33,405)
Other offering costs	—	—	(3,149)	—	(3,149)
Net income	—	—	—	229	229

Balance, June 30, 2007	48,361,166	$483	$425,882	$(12,643)	$413,722

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$229	$(464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred rent	(470)	—
Depreciation and amortization	8,610	—
Amortization of deferred financing costs	464	—
Amortization of above- and below-market leases, net	(470)	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,203)	—
Deferred financing costs, prepaid and other assets	(225)	(130)
Accounts payable and accrued liabilities	3,463	373
Due to affiliate	1,366	218
Other liabilities	696	—

Net cash provided by operating activities	12,460	(3)

Cash Flows from Investing Activities:
Acquisitions of real estate	(244,892)	—
Additions to real estate	(316)	—
Investments in real estate loans receivable	(77,759)	—
Advances on real estate loans receivable	(1,698)	—
Investments in marketable securities	(17,680)	—

Net cash used in investing activities	(342,345)	—

Cash Flows from Financing Activities:
Proceeds from notes payable	104,094	—
Payments on notes payable	(50,200)	—
Advances from affiliates	565	—
Payments of deferred financing costs	(1,308)	—
Proceeds from issuance of common stock	369,102	—
Redemptions of common stock	(340)	—
Payments of commissions on stock sales and related dealer manager fees	(32,776)	—
Payments of other offering costs	(2,133)	—
Common stock issuable upon breaking of escrow	—	5,401
Restricted cash	—	(5,401)
Distributions paid	(7,046)	—

Net cash provided by financing activities	379,958	—

Net increase (decrease) in cash and cash equivalents	50,073	(3)
Cash and cash equivalents, beginning of period	48,754	200

Cash and cash equivalents, end of period	$98,827	$197

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,097	$—

Supplemental Disclosure of Non-Cash Transactions:
Commissions on stock sales and related dealer manager fees due to affiliates	$629	$503

Other offering costs due to affiliates	$1,016	$288

Distributions payable	$2,551	$—

Above-market leases from purchases of real estate	$5,105	$—

Below-market leases from purchases of real estate	$6,966	$—

See accompanying notes

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of June 30, 2007, the Advisor owned 20,000 shares of the Company’s common stock.

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, industrial, and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans and mortgage loans and intends to make investments in other real estate-related assets, including mortgage-backed securities and other structured finance investments. As of June 30, 2007, the Company owned eight office buildings, one light industrial property, two corporate research buildings, one distribution facility, three mezzanine real estate loans, a partial ownership interest in a fourth mezzanine real estate loan, and a partial ownership interest in a senior mortgage loan. See Note 3, “Real Estate,” and Note 5, “Real Estate Loans Receivable.”

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above. From commencement of the Offering through June 30, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 48,375,186 shares in the Offering for gross offering proceeds of $481.5 million. As of June 30, 2007, the Company had redeemed 34,020 of the shares sold in the Offering pursuant to its share redemption program for approximately $340,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership and all of its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted; although, management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments (which are of a normal recurring nature) considered necessary to fairly present the results for those periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a market period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which range from one month to nine years.

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recorded by the Company during the six months ended June 30, 2007.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses on real estate loans receivable recorded by the Company during the six months ended June 30, 2007.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. The Company’s account balance exceeds federally insurable limits as of June 30, 2007. The Company mitigates this risk by depositing funds with a major financial institution. There are no restrictions on the use of the Company’s cash as of June 30, 2007.

Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees and other third party costs associated with obtaining commitments for financing, which result in a closing of such financing. These costs are amortized over the terms of the respective agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Redeemable Common Stock

The Company has adopted a share redemption program for stockholders who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program).

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

During the three months ended June 30, 2007, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2007	—	$—	(3)
May 2007	—	$—	(3)
June 2007	34,020	$9.99	(3)

(1)

The Company announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006) and August 1, 2007 (which amendment is discussed below and will become effective 30 days after filing this quarterly report).

(2)

Currently the Company will redeem shares at the lower of $9.00 or 90% of the price paid to acquire the shares from the Company, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program). The redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company. Pursuant to the amendment to the program adopted by the board of directors on July 6, 2007 (which will become effective 30 days after filing this quarterly report), the Company will redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

Notwithstanding the above, once the Company establishes a net asset value per share of common stock, the redemption price per share for all stockholders would be equal to the net asset value per share, as estimated by the Advisor or another firm chosen for that purpose. The Company expects to establish a net asset value per share beginning three years after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for one year. Until the Company establishes a net asset value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company.

(3)	The Company limits the dollar value of shares that may be redeemed under the program as described above.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

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

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. The Company had no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs unless the Company sold the Minimum Number of Shares in the Offering. The Company broke escrow in the Offering on July 5, 2006. Through June 30, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 48,375,186 shares for gross offering proceeds of $481.5 million and recorded organization and offering costs of $7.7 million and selling commissions and dealer manager fees of $43.6 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

General and Administrative Expenses

General and administrative expenses totaled $0.9 million and $1.5 million for the three and six months ended June 30, 2007 and consisted primarily of legal, audit and other professional fees. In addition, asset management fees to affiliates totaled $0.8 and $1.4 million for the three and six months ended June 30, 2007. To the extent included in the definition of total operating expenses (as set forth in Note 11), general and administrative expenses, along with asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 11). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for the year, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four fiscal quarters ending December 31, 2006. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four fiscal quarters ending March 31, 2007 and June 30, 2007. See Note 11, “Related Party Transactions—Fees to Affiliates.”

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the three and six months ended June 30, 2007, the Company incurred independent director fees of $80,250 and $130,500, respectively, which are included in general and administrative expenses in the accompanying financial statements. At June 30, 2007, $80,250 of fees payable to the independent directors was included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 11.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

The Company elected to treat KBS REIT Holdings as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, the Company revoked its election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. As of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 on January 1, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for tax years ending December 31, 2006, the only tax year which remains subject to examination by major tax jurisdictions as of June 30, 2007.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock equals basic income (loss) per share of common stock as there were no potentially dilutive shares of common stock during the three and six months ended June 30, 2007 and 2006.

Distributions declared per common share assumes the share was issued and outstanding each day during the three and six months ended June 30, 2007, and is based on a daily distribution for the period of $0.0019178 per share per day. Each day during the period from January 1, 2007 through June 30, 2007, was a record date for distributions.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires commercial properties and invests in real estate-related assets and, as a result, the Company operates in two business segments. For financial data by segment, see Note 13.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Recently Issued Accounting Standards

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

In June 2007, the FASB cleared for issuance the Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide, Investment Companies, may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 applies to periods beginning on or after December 15, 2007. The Company is currently evaluating the impact that SOP 07-1 will have on its financial statements.

3.	REAL ESTATE

The following table provides summary information regarding the properties the Company owned as of June 30, 2007 (in thousands):

Asset Name	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net	Related Debt
Sabal Pavilion Building	Tampa	FL	$25,750	$(1,470)	$24,280	$14,700
Plaza in Clayton	Saint Louis	MO	94,079	(3,890)	90,189	62,200
Southpark Commerce Center II Buildings	Austin	TX	30,006	(1,168)	28,838	18,000
825 University Avenue Building	Norwood	MA	31,249	(708)	30,541	19,000
Midland Industrial Buildings	McDonough	GA	35,618	(584)	35,034	24,050
Crescent Green Buildings	Cary	NC	48,730	(1,369)	47,361	32,400
625 Second Street Building	San Francisco	CA	51,845	(1,060)	50,785	33,700
Sabal VI Building	Tampa	FL	17,820	(243)	17,577	11,094
The Offices at Kensington	Sugar Land	TX	28,744	(469)	28,275	18,500
Royal Ridge Building	Alpharetta	GA	36,666	(72)	36,594	—
9815 Goethe Road Building	Sacramento	CA	17,223	(31)	17,192	—
Bridgeway Technology Center	Newark	CA	46,005	(84)	45,921	—

			$463,735	$(11,148)	$452,587	$233,644

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Real Estate Acquisitions During the Six Months Ended June 30, 2007

During the six months ended June 30, 2007, the Company acquired six office properties and one office/research and development property totaling 1,078,268 rentable square feet. The aggregate purchase price of these properties was $242.3 million plus closing costs. The acquisitions were funded using proceeds from the Offering. Each property is discussed below.

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

Sabal VI Building

On March 5, 2007, the Company, through an indirect wholly owned subsidiary, purchased a two-story office building containing 96,346 rentable square feet (the “Sabal VI Building”) from an unaffiliated seller. The Sabal VI Building is located on an approximate 10-acre parcel of land at 3611 Queen Palm Drive in Tampa, Florida. The purchase price of the Sabal VI Building was $16.5 million plus closing costs.

The Offices at Kensington

On March 29, 2007, the Company, through an indirect wholly owned subsidiary, purchased two four-story office buildings containing 170,436 rentable square feet (“The Offices at Kensington”) from an unaffiliated seller. The Offices at Kensington are located on an approximate 9-acre parcel of land at 1600 and 1650 Highway 6 South in Sugar Land, Texas. The purchase price of the Offices at Kensington was $28.0 million plus closing costs.

Royal Ridge Building

On June 21, 2007, the Company, through an indirect wholly owned subsidiary, purchased a six-story office building containing 160,539 rentable square feet (the “Royal Ridge Building”) from an unaffiliated seller. The Royal Ridge Building is located on an approximate 13.2-acre parcel of land at 11680 Great Oaks Way in Alpharetta, Georgia. The purchase price of the Royal Ridge Building was $33.0 million plus closing costs.

9815 Goethe Road Building

On June 26, 2007, the Company, through an indirect wholly owned subsidiary, purchased a two-story office building containing approximately 80,000 usable square feet (the “9815 Goethe Road Building”) from an unaffiliated seller. The 9815 Goethe Road Building is located on an approximate 5-acre parcel of land at 9815 Goethe Road in Sacramento, California. The purchase price of the 9815 Goethe Road Building was $15.8 million plus closing costs.

Bridgeway Technology Center

On June 27, 2007, the Company, through an indirect wholly owned subsidiary, purchased two single-story office/research and development buildings containing 187,268 rentable square feet (the “Bridgeway Technology Center”) from an unaffiliated seller. The Bridgeway Technology Center is located on an approximate 13-acre parcel of land at 7007-7015 Gateway Boulevard and 7151 Gateway Boulevard in Newark, California. The purchase price of the Bridgeway Technology Center was approximately $49.9 million plus closing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Operating Leases

Substantially all of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2007, the leases have remaining terms of up to 9.33 years, provisions to extend the lease agreements, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivables exceed the amount of their security deposit. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The following table summarizes the leased percentage of the Company’s properties as of June 30, 2007:

Property Name	% Leased
Sabal Pavilion Building	100%
Plaza in Clayton	97%
Southpark Commerce Center II Buildings	98%
825 University Avenue Building	100%
Midland Industrial Buildings	100%
Crescent Green Buildings	99%
625 Second Street Building	100%
Sabal VI Building	100%
The Offices at Kensington	90%
Royal Ridge Building	96%
9815 Goethe Road Building	100%
Bridgeway Technology Center	100%

As of June 30, 2007, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

July 1, 2007 through December 31, 2007	$25,135
2008	38,800
2009	37,091
2010	27,418
2011	22,347
Thereafter	33,215

$184,006

Of the total rental income for the three and six months ended June 30, 2007, approximately:

•	Twenty-two percent was earned from two tenants in the professional services industry, whose leases expire in 2011 and 2012.

•	Fifteen percent was earned from one tenant in the information services industry, whose lease expires in 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS, AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2007, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$35,961	$8,312	$12,218
Accumulated Amortization	(4,624)	(454)	(1,116)

Net Amount	$31,337	$7,858	$11,102

2007 Amortization	$3,528	$388	$858

The remaining unamortized balance for these intangible assets will be amortized as follows (in thousands):

July 1, 2007 through December 31, 2007	$4,373	$946	$1,446
2008	7,687	1,839	2,427
2009	6,792	1,818	2,158
2010	4,324	1,805	1,659
2011	3,345	534	1,294
Thereafter	4,816	916	2,118

	$31,337	$7,858	$11,102

Weighted-Average Amortization Period	5.55 years	4.72 years	5.31 years

5.	REAL ESTATE LOANS RECEIVABLE

As of June 30, 2007, the Company, through wholly owned subsidiaries, had invested in three mezzanine real estate loans, a partial ownership interest in a fourth mezzanine real estate loan, and a partial ownership interest in a senior mortgage loan as follows (in thousands):

	June 30, 2007	December 31, 2006
Tribeca Mezzanine Loans	$46,720	$13,798
Tribeca Senior Mortgage Participation	23,535	—
Sandmar Mezzanine Loan	8,000	—
Park Central Mezzanine Loan	15,000	—

	$93,255	$13,798

During the three and six months ended June 30, 2007, the Company earned $2.4 million and $3.1 million, respectively, in interest income from its interests in real estate loans of which $1.1 million was receivable at June 30, 2007. During the three and six months ended June 30, 2007, the Company also amortized as an increase to interest income, $69,259 and $82,238, respectively, of fees related to the buydown of the interest rate on the First Tribeca Mezzanine Loan and amortized, as an offset against interest income, $111,527 and $145,536, respectively, of closing costs related to the purchase of these real estate loans.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Investments in Tribeca Loans

As of June 30, 2007, the Company had invested an aggregate of $46.7 million in two mezzanine loans and $23.5 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a ten-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”). As of June 30, 2007, the Company’s investments in the Tribeca loans represented approximately 11% of the Company’s total assets. Interest income from the Company’s investments in the Tribeca loans represented approximately 15% and 11% of the Company’s total revenues for the three and six months ended June 30, 2007, respectively.

As of June 30, 2007, over 60% of the condominium units in the Tribeca Building were under contract based on both the total number of units available for sale and the square feet represented by those units, subject to the construction being completed by the developer. As the property has no operations and is under construction, no meaningful financial statements are available for the underlying property.

The Tribeca Mezzanine Loans

On July 18, 2006, the Company purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, the Company remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of June 30, 2007, the Company had funded approximately $2.6 million of these costs and the total balance outstanding under the First Tribeca Mezzanine Loan was approximately $15.5 million.

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to one-month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At June 30, 2007, the one-month LIBOR rate was 5.3195%. In connection with the acquisition of the Second Tribeca Mezzanine Loan (defined below), the initial maturity date of the First Tribeca Mezzanine Loan was changed from March 1, 2008 to May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. Per the loan agreement, prior to satisfaction of the loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. The First Tribeca Mezzanine Loan is expected to be used to fund costs related to the conversion of the Tribeca Building.

On May 3, 2007, through an indirect wholly owned subsidiary, the Company closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (“Second Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The investment was funded with proceeds from the Offering. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The Second Tribeca Mezzanine Loan has an initial maturity date of May 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. The Second Tribeca Mezzanine Loan is being used to fund approximately $7.4 million of hard costs and the balance is being used to cover interest reserves and other soft costs related to the conversion of the Tribeca Building.

The First and Second Tribeca Mezzanine Loans are subordinate to senior mortgage loans totaling approximately $103.2 million and a $25.0 million senior mezzanine loan, of which approximately $118.9 million of the senior notes were outstanding as of June 30, 2007. As described below, on June 28, 2007, the Company purchased a participation interest in the senior mortgage loans.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

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

Pursuant to an intercreditor agreement, the Company’s right to payment under the First and Second Tribeca Mezzanine Loans is subordinate to the right to payment of the lenders under a $103.2 million mortgage loan made to the Fee Owner and a $25.0 million senior mezzanine loan made to the Owner Member. The intercreditor agreement provides that in the event of a default under the First and Second Tribeca Mezzanine Loans, the Company would be entitled to foreclose on the Member Interest and thereby take control and ownership of the Owner Member and the Fee Owner.

Tribeca Senior Mortgage Participation

On June 28, 2007, the Company purchased, through an indirect wholly owned subsidiary, a 25% interest (the “Senior Mortgage Participation”) in the senior mortgage loans secured by the Tribeca Building from an unaffiliated seller. The purchase price of the Senior Mortgage Participation was approximately $23.5 million plus closing costs. After the closing, the Company remains obligated to fund an additional $2.3 million under the Senior Mortgage Participation for costs related to the conversion of the Tribeca Building. The Company purchased the Senior Mortgage Participation with proceeds from the Offering.

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of June 30, 2007, all amounts under the three mortgage loans had been advanced, except that only $28.8 million of the $37.9 million building mortgage loan had been advanced. Under the Senior Mortgage Participation, the Company is obligated to fund 25% of the $9.1 million that remains unfunded under the building mortgage loan as of June 30, 2007. The borrower under each of the three mortgage loans is the Fee Owner (defined above). Neither the Company nor the Advisor is affiliated with the Fee Owner.

The $94.1 million currently outstanding under senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.70%, including the interest rate on the “interest-only” participation in the mortgage loans. The future funding obligation under the building mortgage loan will bear interest at 30-day LIBOR plus 3.00%. The initial maturity date of the senior mortgage loans is May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity.

The remaining 75% interest in the three senior mortgage loans is held by AIG Annuity Insurance Company and the remaining 75% interest in the “interest-only” participation in these three mortgage loans is held by AIG Mortgage Capital LLC. The Company’s right to repayment under the Senior Mortgage Participation is parri passu with that of the other noteholders.

In the event that (i) payment of principal or interest on the mortgage loans becomes 90 days or more delinquent, (ii) the mortgage loan has been accelerated, (iii) the principal balance on the mortgage loan is not paid at maturity, (iv) the borrower under the mortgage loans files for bankruptcy, (v) the holders of the participations in the three senior loans are unable to provide unanimous consent on certain major decisions or (vi) the borrower fails to satisfy certain other conditions of the mortgage documents and all of the holders of the loans do not grant approval, the holder of the 75% participation in the senior mortgage loans has the right to purchase the Company’s Senior Mortgage Participation. In the event that the holder of the 75% participation in the senior mortgage loans does not purchase the Company’s interest, the Company has the right to purchase the 75% participation in the senior mortgage loans.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

The holder of the 75% participation in the senior mortgage loans has exclusive authority with respect to the administration of the mortgage loans and the exercise of rights and remedies with respect to the mortgage loan, except that unanimous consent of the holders is required with respect to (i) any material modification or waiver of a monetary term of the mortgage loans, (ii) an extension of the maturity date, (iii) a reduction in the interest rate or monthly debt service payment, (iv) a sale of the secured property (other than the sale of condominiums) for an amount less than necessary to ensure repayment plus certain costs incurred by the holders of the mortgage notes, and (v) other limited matters set forth in the participation agreement. With respect to certain “bad boy” acts, amounts outstanding under the mortgage loans are guaranteed by the two individuals who have indirect interests in the Tribeca Building.

Investment in the Sandmar Mezzanine Loan

On January 9, 2007, the Company purchased, through an indirect wholly owned subsidiary, an $8.0 million mezzanine loan (the “Sandmar Mezzanine Loan”). The Company purchased this loan from AIG Mortgage Capital, LLC, which is not affiliated with the Company or the Advisor. The purchase price of the Sandmar Mezzanine Loan was approximately $8.0 million plus closing costs. The Company funded the acquisition with proceeds from the Offering.

There are six borrowers under the Sandmar Mezzanine Loan: Westmarket Associates 2006 MB LLC, Little River Associates 2006 MB LLC, Clinton Associates 2006 MB LLC, Newmarket Associates 2006 MB LLC, Apopka Associates 2006 MB LLC and Westgate Associates 2006 MB LLC. Neither the Company nor the Advisor are affiliated with any of the borrowers. The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to the maturity date, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to the Company, with the outstanding principal balance being due on the maturity date.

The borrowers are using the Sandmar Mezzanine Loan to partially fund the acquisition of six grocery-store anchored, small neighborhood and single tenant retail centers, which together comprise 818,888 square feet (the “Sandmar Portfolio”), and are using approximately $2.8 million for future capital expenditures and leasing costs. The properties are located in three states, North Carolina (three properties), Florida (two properties), and Tennessee (one property), and have an average occupancy of 91% as of the date of acquisition. Each borrower indirectly owns one of the six properties through a wholly owned subsidiary that holds title to the property.

There is $49.6 million of senior financing on the Sandmar Portfolio. The senior financing is secured by a mortgage on each of the six properties. Each mortgage is cross defaulted and cross collateralized with the other mortgages so that a default under one mortgage of the senior loan documents shall constitute a default under all of the mortgages.

The Sandmar Mezzanine Loan is secured by, among other things, a pledge by each borrower of its interests in the respective wholly owned subsidiary that each holds title to one of the six properties in the Sandmar Portfolio. The pledge agreements entered by the six borrowers provide that in the event of default under the Sandmar Mezzanine Loan, the Company may exercise its rights and remedies against each of the mezzanine borrowers. With respect to certain “bad boy” acts, amounts outstanding under the Sandmar Mezzanine Loan are guaranteed by two individuals who have indirect interests in the Sandmar Portfolio.

Pursuant to an intercreditor agreement, the Company’s right to payment under the Sandmar Mezzanine Loan is subordinate to the right to payment of the lender under the mortgage loan made to the limited liability companies that directly hold title to the properties. The intercreditor agreement provides that in the event of a default under the Sandmar Mezzanine Loan, the Company would be entitled to foreclose on the borrowers’ membership interests in the limited liability companies that hold title to the properties subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Investment in the Park Central Mezzanine Loan

On March 23, 2007, the Company purchased, through an indirect wholly owned subsidiary, an interest in a mezzanine loan (the “Park Central Mezzanine Loan”) in the amount of $15.0 million from Column Financial, Inc., which is not affiliated with the Company or the Advisor. The purchase price of the Company’s interest in the Park Central Mezzanine Loan was approximately $15.0 million plus closing costs. The Company funded the acquisition with proceeds from the Offering.

The Park Central Mezzanine Loan is a $58.0 million mezzanine loan owned by four noteholders, each with a pari passu interest. The noteholders are: CPIM Structured Credit Fund 1500 L.P., $10.0 million (17.2%); CPIM Structured Credit Fund 1000 L.P., $23.0 million (39.7%); CPIM Structured Credit Fund 20 L.P., $10.0 million (17.2%); and the Company, $15.0 million (25.9%). Neither the Company nor the Advisor are affiliated with any of the other noteholders.

The borrower under the Park Central Mezzanine Loan is W2001 Park Central Hotel Senior Mezz, LLC (the “Borrower”). Neither the Company nor the Advisor are affiliated with the Borrower. The Park Central Mezzanine Loan bears interest at a floating rate of one-month LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. Prior to the maturity date, the Borrower under the Park Central Mezzanine Loan is required to make monthly interest-only payments to the holders of the mezzanine loan, with the outstanding principal balance being due on the maturity date. The loan is prepayable in full (i) during the first twelve months of the term, upon payment of a spread maintenance fee plus a 1.0% prepayment premium; (ii) during the thirteenth month through the eighteenth month of the term, upon payment of a 1.0% prepayment premium; and (iii) without penalty after the eighteenth month of the term.

The Park Central Mezzanine Loan is being used to refinance existing debt on the Park Central Hotel. The Park Central Hotel is a 934 room, four-star, full-service hotel located in Midtown Manhattan in New York, New York.

There is $407.0 million of senior financing on the Park Central Hotel. The senior financing is secured by a mortgage on the Park Central Hotel. The senior loan has a maturity date of November 2008 with three one-year extensions.

The Park Central Mezzanine Loan is secured by, among other things, a pledge by the Borrower of its interests in the limited liability company that holds title to the Park Central Hotel. The pledge agreement entered into by the Borrower provides that in the event of default under the Park Central Mezzanine Loan, the holders of the mezzanine loan may exercise their rights and remedies against the Borrower. Under the Park Central Mezzanine Loan Noteholders’ Agreement certain major decisions of the mezzanine lender require the approval of all the holders of the Park Central Mezzanine Loan. If any holder of a minority interest in the Park Central Mezzanine Loan objects to the majority’s decision regarding a major decision, the holders of a majority of the interests may elect to either (i) sell all of their interest in the Park Central Mezzanine Loan to the objecting minority holder or (ii) purchase the objecting minority holder’s interest in the Park Central Mezzanine Loan. The price for the purchase or sale, as applicable, is to be based on the fair market value of the interests being sold. The objecting minority holder may then (i) accept the offer, (ii) make a counter proposal of the price based on an opinion of a qualified broker, or (iii) reject the offer, which would be a withdrawal of its objection to the major decision. If there is an acceptance of the offer or a counter proposal, the majority then has the right to (i) accept the offer at the agreed upon price, (ii) if the minority holder made a counteroffer, accept the offer but elect to have the final price be the average of the original price and the broker’s price, or (iii) withdraw their original offer. With respect to certain “bad boy” acts, amounts outstanding under the Park Central Mezzanine Loan are guaranteed by Whitehall Street Global Real Estate Limited Partnership 2001, an entity with an indirect interest in the Borrower, and Devon (DE) Capital LLC.

Pursuant to an intercreditor agreement, the right to repayment of the holders of the Park Central Mezzanine Loan is subordinate to the right to repayment of the senior lender under the mortgage loan. The intercreditor agreement provides that in the event of a default under the Park Central Mezzanine Loan, the holders of the Park Central Mezzanine Loan may foreclose on the Borrower’s 100% membership interest in the limited liability company that holds title to the property, subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

The following is a schedule of maturities for all real estate loans receivable for the years ending December 31, (in thousands):

2007	$—
2008	85,255
2009	—
2010	—
2011	—
Thereafter	8,000

$93,255

6.	MARKETABLE SECURITIES

During the three months ended June 30, 2007, the Company purchased commercial mortgage-backed securities with a face amount of $17,769,845 at a $88,849 discount. These securities have a coupon rate of 30-day LIBOR plus 2.30%. The amortized cost and fair value of this investment was approximately $17.7 million as of June 30, 2007.

7.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Tenant receivables, net of allowance for doubtful accounts of $61 and $14 as of June 30, 2007 and December 31, 2006	$317	$326
Interest receivable on real estate loans receivable	1,088	159
Interest receivable on cash and cash equivalents	143	166
Interest receivable on marketable securities	306	—
Deferred rent	571	101

	$2,425	$752

8.	DEFERRED FINANCING COSTS AND PREPAID AND OTHER ASSETS

Deferred financing costs and prepaid and other assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Deferred financing costs, net of accumulated amortization of $642 and $178 as of June 30, 2007 and December 31, 2006, respectively	$1,783	$939
Escrow deposits	370	1,162
Prepaid insurance	522	26
Other prepaid expenses	31	94
Closing costs on loans receivable, net of accumulated amortization of $217 and $71 for June 30, 2007 and December 31, 2006, respectively	785	181
Other assets	220	240

	$3,711	$2,642

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Accounts payable and other accrued liabilities	$2,390	$1,178
Real estate taxes payable	1,902	—
Accrued interest expense	1,010	661

	$5,302	$1,839

10.	NOTES PAYABLE

Notes payable, all of which are interest-only loans, consist of the following as of June 30, 2007 (in thousands):

	June 30, 2007	Effective Interest Rate(1)	Fixed/Variable Interest Rate	Maturity (2)
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	August 1, 2036
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011
Crescent Green Building - Mortgage Loan	32,400	5.6800%	Fixed	February 1, 2012
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014
Sabal VI Building - Mortgage Loan	11,040	5.9250%	Fixed	October 1, 2011
Sabal VI Building - Mortgage Loan	54	6.8195%	Variable	May 5, 2008
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014

	$233,644

(1)	Represents the effective interest rate as of June 30, 2007.

(2)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

During the three and six months ended June 30, 2007, the Company incurred $3.4 million and $6.4 million, respectively, of interest expense, of which $1.0 million was payable at June 30, 2007. The Company also incurred $0.1 million and $0.5 million of amortization of deferred financing costs, which is included in interest expense for the three and six months ended June 30, 2007, respectively.

The following is a schedule of maturities for all notes payable for the years ending December 31, (in thousands):

2007	$—
2008	54
2009	—
2010	—
2011	35,090
Thereafter	198,500

$233,644

11.	RELATED PARTY TRANSACTIONS

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

Pursuant to the terms of the agreements described above, the Company has incurred the following related-party costs for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Selling commissions (1)	$13,789	$20,618
Dealer-manager fees (1)	8,517	12,787
Reimbursements of organization and offering costs (1) (2)	1,349	1,564
Acquisition fees (3)	1,154	2,407
Asset-management fees	794	1,366

	$25,603	$38,742

(1)	Commissions, dealer-manager fees and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated financial statements.

(2)

Reimbursements of organization and offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs related to the Offering of $2.5 million and $3.1 million for the three and six months ended June 30, 2007, respectively, including both organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were subsequently reimbursed by the Company.

(3)

Represents acquisition fees related to purchases of real estate and real estate-related investments during the three and six months ended June 30, 2007. The acquisition fees for the real estate loans receivable are capitalized as other assets in the accompanying consolidated financial statements and amortized over the life of the loans.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and six months ended June 30, 2007.

Form of Compensation	Amount
Selling Commission

The Company pays the Dealer Manager up to 6% of the gross offering proceeds (up to 3% for sales of shares under the dividend reinvestment plan) before reallowance of commissions earned by participating broker-dealers. The Dealer Manager reallows 100% of commissions earned to participating broker-dealers.

Assuming all shares are sold at the highest possible selling commissions (with no discounts to any categories of purchasers) and a $9.50 price for each share sold through the dividend reinvestment plan, estimated selling commissions are approximately $142.8 million if the Company sells the maximum of 280,000,000 shares.

Dealer Manager Fee

The Company pays the Dealer Manager 3.5% of gross offering proceeds. No dealer manager fee is payable on shares sold under the dividend reinvestment plan. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee, provided that the Dealer Manager may increase the amount of the reallowance in special cases. The dealer manager fee is reduced for certain volume discount sales.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Form of Compensation	Amount
Asset Management Fee*

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments.

Although the asset management fees earned by the Advisor through June 30, 2007 have been accrued for and expensed in the appropriate period in the Company’s financial statements, the Advisor has deferred, without interest, payment of the asset management fees it has earned from July 2006 through June 2007. Per the terms of the advisory agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine.

Reimbursement of Operating Expenses*	The Company reimburses the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company does not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor. At June 30, 2007, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Form of Compensation	Amount
Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

*	The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four fiscal quarters ending December 31, 2006. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four fiscal quarters ending March 31, 2007 and June 30, 2007.

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

Due to Affiliates

In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending June 30, 2007 exceeds the amount of the Company’s funds from operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through June 30, 2007. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. At June 30, 2007, the Advisor had advanced $1.6 million to the Company, all of which is outstanding, for the payment of distributions and to cover its expenses, excluding depreciation and amortization, in excess of its revenues, which is included in due to affiliates on the accompanying balance sheet at June 30, 2007.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

The remaining $3.4 million in due to affiliates at June 30, 2007 relates to $1.7 million of accrued but unpaid asset management fees due to the Advisor, $0.6 million of sales commissions and dealer manager fees due to the Dealer Manager, and $1.1 million of offering costs paid by the Dealer Manager and reimbursable by the Company pursuant to the terms of the Company’s agreement with the Dealer Manager. Although the $1.7 million of asset management fees earned by the Advisor for the months of July 2006 through June 2007 have been accrued for and expensed in the appropriate periods in the Company’s financial statements, the Advisor has deferred, without interest, payment of these asset management fees. Per the terms of the advisory agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine.

12.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2007 and 2006, as if all the Company’s acquisitions that were completed during the year ending December 31, 2006 and six months ended June 30, 2007 were completed as of January 1, 2006. As of June 30, 2007, the Company owned eight office buildings, one light industrial property, two corporate research buildings, one distribution facility, three mezzanine real estate loans, a partial ownership interest in a fourth mezzanine real estate loan, and a partial ownership interest in a senior mortgage loan. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2006, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$15,699	$14,806	$31,502	$29,745

Depreciation and amortization	$(4,677)	$(4,722)	$(9,370)	$(9,444)

Net Income	$4,079	$1,708	$6,681	$3,640

Income per common share, basic and diluted	$0.11	$0.05	$0.19	$0.10

Weighted-average number of common shares outstanding	35,983,799	35,983,799	35,983,799	35,983,799

13.	SEGMENT INFORMATION

The Company presently operates in two business segments in the real estate markets: real property investments and investments in real estate-related assets. As of June 30, 2007, the Company owned eight office buildings, one light industrial property, two corporate research buildings, one distribution facility, three mezzanine real estate loans, a partial ownership interest in a fourth mezzanine real estate loan, and a partial ownership interest in a senior mortgage loan. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

The following table summarizes total revenues and net income (loss) for each reportable segment for the three and six months ended June 30, 2007 and 2006 and total assets and total liabilities for each reportable segment as of June 30, 2007 and December 31, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total Revenues
Real Property Investments Segment	$10,271	$—	$18,507	$—
Real Estate-Related Assets Segment	2,396	—	3,143	—
Corporate-Level Accounts	—	—	—	—

Consolidated Total Revenues	$12,667	$—	$21,650	$—

Net Income (loss)
Real Property Investments Segment	$(716)	$—	$(2,240)	$—
Real Estate-Related Assets Segment	2,403	—	3,151	—
Corporate-Level Accounts	175	(360)	(682)	(464)

Consolidated Net Income (loss)	$1,862	$(360)	$229	$(464)

	June 30, 2007	December 31, 2006
Total Assets
Real Property Investments Segment	$469,888	$220,107
Real Estate-Related Assets Segment	96,371	14,330
Corporate-Level Accounts (1)	110,084	48,778

Consolidated Total Assets	$676,343	$283,215

Total Liabilities
Real Property Investments Segment	$249,966	$186,336
Real Estate-Related Assets Segment	318	124
Corporate-Level Accounts (2)	8,612	2,730

Consolidated Total Liabilities	$258,896	$189,190

(1)

Total assets in the corporate-level accounts consisted primarily of offering proceeds being held in the form of cash and cash equivalents or marketable securities totaling approximately $109.0 million and $47.0 million as of June 30, 2007 and December 31, 2006, respectively, for future real estate investments.

(2)

Total liabilities in the corporate-level accounts as of June 30, 2007 and December 31, 2006 consisted primarily of amounts due to affiliates for commissions, dealer manager fees, and reimbursements of organization and offering costs and distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

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

Concentration of Credit Risk

The Company invests in real estate loans receivable that are in the form of mezzanine loans that are secured by a pledge of the ownership interests of an entity that indirectly owns real property. This type of investment involves a higher degree of risk relative to a long-term senior mortgage secured by the underlying real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, the Company may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy the loan.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2007.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. The Company is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Magazine Article

On May 21, 2007, Real Estate Finance & Investment newsweekly published an interview between Institutional Investor, Inc. reporter William Sprouse and Peter M. Bren, who is the Company’s president, the president of the Advisor and the chairman of the board and president of KBS Realty Advisors LLC. If the Company’s involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, the Company could be required to repurchase the shares sold to those purchasing shares from the Company and who received the newsweekly article before receiving a written prospectus for a period of one year following the date of any violation determined by the court to have occurred. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

The Company intends to contest vigorously any claim that a Section 5 violation occurred; nevertheless, the Company can give no assurance that a court would agree with its determination. Because the Company does not know the amount of shares purchased from the Company, if any, from those who received the newsweekly before receiving a prospectus, the Company cannot know the amount of the Company’s potential liability should a court hold that a Section 5 violation occurred. Therefore, the Company can give no assurance that the ultimate outcome with respect to any such Section 5 claim would not materially adversely affect the Company’s operating results, financial position or liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

15.	SUBSEQUENT EVENTS

Status of the Offering

As of August 8, 2007, the Company had accepted aggregate gross offering proceeds of approximately $569.2 million in its Offering.

Distributions Paid

Subsequent to June 30, 2007, the Company paid distributions of approximately $2.6 million, which related to distributions payable at June 30, 2007.

Distributions Declared

On July 17, 2007, the Company’s board of directors declared a daily distribution for the period from August 1, 2007 through August 31, 2007, which distribution the Company expects to pay in September 2007. On August 7, 2007, the Company’s board of directors declared a daily distribution for the period from September 1, 2007 through September 30, 2007, which distribution the Company expects to pay in October 2007 and a daily distribution for the period from October 1, 2007 through October 31, 2007, which distribution the Company expects to pay in November 2007. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

The distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending October 31, 2007 exceeds the amount of the Company’s funds from operations (as defined by NAREIT) from January 1, 2006 through October 31, 2007, see Note 11 “Related Party Transactions – Due to Affiliates.”

Subsequent Investments and Financing

Bridgeway Technology Center Financing

On July 20, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of Bridgeway Technology Center. The Company obtained six-year financing in the amount of approximately $26.8 million at a fixed interest rate of 6.07% per annum from a financial institution. The loan matures on August 1, 2013.

Sabal VI Building Financing

On July 23, 2007, the Company, through an indirect wholly owned subsidiary, completed the funding of the mezzanine financing on the Sabal VI Building. The Company obtained a one-year mezzanine loan in the amount of approximately $3.0 million that matures on May 5, 2008. The loan bears interest at a variable rate. The interest rate for the first full eight months is 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter. Monthly installments related to the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayments.

Repurchase Agreement Financing

On July 24, 2007, the Company entered into a repurchase agreement with a financial institution. Under this agreement, the Company sold its marketable securities totaling $17.7 million to the financial institution and obtained $13.3 million of financing in return. The Company agreed to repurchase the marketable securities on January 23, 2008. The financial institution purchased the marketable securities, which were financed under the repurchase agreement at a percentage of their value on the date of origination of the repurchase agreement, which is the purchase rate. The Company will pay interest to the financial institution at one-month LIBOR plus 85 basis points. For financial reporting purposes, the Company characterizes all of the borrowing under the repurchase agreement as balance sheet financing.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

Bridge Loan Financing

On July 24, 2007, the Operating Partnership entered into a $76.4 million unsecured, short-term bridge loan agreement (the “Bridge Loan”) with a financial institution. The Bridge Loan has a maturity date of October 24, 2007. Pursuant to the Bridge Loan agreement, the Operating Partnership borrowed $76.4 million at a fixed rate of 125 basis points over LIBOR (or 6.57% for the first 30 days of the term). The Operating Partnership may prepay the principal of the loan (a) immediately after such 30-day period without prepayment penalty or (b) prior to the end of such 30-day period with a prepayment penalty equal to the present value (using a discount rate of LIBOR as of the prepayment date) of (i) the amount of interest that would have accrued for the remainder of the 30-day period at an interest rate equal to the fixed rate in effect, less (ii) the amount of interest that would have accrued for the remainder of the 30-day period at an interest rate equal to LIBOR as of the prepayment date. If the Operating Partnership does not prepay the principal of the loan immediately after such 30-day period or before, it may continue to borrow at the terms described above for another one- or two-month period, with the fixed rate reset to 125 basis points over LIBOR then in effect. Alternatively, the Operating Partnership may continue to borrow at a variable rate equal to the Prime Rate established from time to time by the lender; principal borrowed at such variable rate may be prepaid at any time without penalty. The Bridge Loan only requires interest-only payments during the term of the loan. The purpose of the Bridge Loan is to provide interim acquisition funding. The Bridge Loan is guaranteed by the Company.

Opus National Industrial Portfolio Acquisition

On July 25, 2007, the Company, through indirect wholly owned subsidiaries, purchased a portfolio of nine distribution and office/warehouse properties located in six states (the “Opus National Industrial Portfolio”) from unaffiliated sellers. The portfolio consists of properties totaling approximately 2.3 million rentable square feet. The purchase price of the Opus National Industrial Portfolio was $124.5 million plus closing costs. The Company funded the purchase of the Opus National Industrial Portfolio with proceeds from the Bridge Loan (described above) and with proceeds from the Company’s Offering. The Company may later place mortgage debt on the property.

2200 West Loop South Building

On July 27, 2007, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with an unaffiliated seller to acquire an 11-story office building containing 196,217 rentable square feet with a four-level parking structure located in Houston, Texas (the “2200 West Loop South Building”). Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the 2200 West Loop South Building is $35.1 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit $200,000 of earnest money.

200 Professional Drive Loan Origination

On July 31, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive, a 60,528 square foot office property in Gaithersburg, Maryland (the “200 Professional Drive Mortgage Loan”). As of July 31, 2007, $7.4 million of the loan had been funded, and the remaining $3.1 million will be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower to repay current mortgages, provide for future tenant improvements and leasing commissions and to provide funds for renovation. The 200 Professional Drive Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis.

Lawrence Village Plaza Loan Origination

On August 6, 2007, the Company, through an indirect wholly owned subsidiary, originated an approximately $8.3 million senior, secured bridge loan on Lawrence Village Plaza, a 294,675 square foot retail property in New Castle, Pennsylvania (the “Lawrence Village Plaza Mortgage Loan”). The proceeds of the loan are expected to be used by the borrower for the acquisition of such property, funding for rehabilitation, tenant improvements, lease commissions and other closing costs. The Lawrence Village Plaza Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

11 South LaSalle Loan Origination

On August 8, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”), a 329,271 square foot office building located in Chicago, Illinois. As of August 8, 2007, $21.6 million of the loan had been funded and the remaining $21.7 million will be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower for the renovation and repositioning of the 11 South LaSalle Building. The 11 South LaSalle Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 295 basis points over 30-day LIBOR, adjusted on a monthly basis.

ADP Plaza

On July 2, 2007, the Advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase two four-story office buildings containing approximately 180,772 rentable square feet with a four-story parking garage containing 117,614 square feet located in Portland, Oregon (the “ADP Plaza”) for a purchase price of $33.1 million plus closing costs. The Advisor assigned this purchase and sale agreement to an indirect, wholly owned subsidiary of the Company on August 7, 2007 for no consideration. The Company would be obligated to purchase the ADP Plaza only after satisfactory completion of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit $350,000 of earnest money.

Plano Corporate Center I & II

On July 18, 2007, the Advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase two three-story office buildings containing approximately 308,038 rentable square feet located in Plano, Texas (the “Plano Corporate Center I & II”) for a purchase price of $46.3 million plus closing costs. The Advisor assigned this purchase and sale agreement to an indirect, wholly owned subsidiary of the Company on August 10, 2007 for no consideration. The Company would be obligated to purchase the Plano Corporate Center I & II only after satisfactory completion of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit $450,000 of earnest money.

Royal Ridge Building Financing

On August 10, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Royal Ridge Building. The Company obtained six-year financing in the amount of approximately $21.7 million at a fixed interest rate of 5.96% per annum from a financial institution. The loan matures on September 1, 2013.

National Industrial Portfolio

On August 8, 2007, the Company, through an indirect wholly owned subsidiary, entered into a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”), which is not affiliated with the Company or the Advisor. The Company’s capital contribution to the joint venture was approximately $85.5 million in exchange for an 80% membership interest in the joint venture. New Leaf holds a 20% membership interest and is the managing member. The unanimous consent of both the Company and New Leaf is required with respect to material decisions affecting the joint venture, including the purchase, sale and financing of properties acquired by a subtier entity (the “Property Owner”) indirectly wholly owned by the joint venture, portfolio financing by the Property Owner and its sole member (the “Property Owner Member”), and annual budgets of properties and distributions to the members of the joint venture.

Subject to certain special distributions (“Special Distributions”), distributions are made pro rata in proportion to each member’s membership interest until each member has received a return of its capital and an 8% internal rate of return. Thereafter, distributions are made 36% to New Leaf and 64% to the Company until the Company has received an internal rate of return of 10%, at which time distributions are thereafter made 44% to New Leaf and 56% to the Company. Notwithstanding the foregoing, at such time as New Leaf is no longer the manager in the joint venture, subject to the Special Distributions, distributions are to be made pro-rata in proportion to each member’s membership interest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2007

(unaudited)

On August 8, 2007, the Property Owner acquired a portfolio of 25 institutional-quality industrial properties located in seven states and containing approximately 11.4 million rentable square feet (the “National Industrial Portfolio”). The purchase price of the National Industrial Portfolio was $515.9 million plus closing costs. In connection with the acquisition, the Property Owner obtained $315.0 million of secured financing (the “Mortgage Loan”) from a financial institution and the Property Owner Member obtained $116.0 million of mezzanine financing (the “Mezzanine Loan A”) from the same financial institution. In addition the Property Owner Member obtained an additional $20.0 million of mezzanine financing (the “Mezzanine Loan B” and, together with Mezzanine Loan A, the “Mezzanine Loans”) from the same financial institution in order to fund future capital expenditures and leasing costs. As of August 8, 2007, no funds had been drawn on the Mezzanine Loan B. The Mortgage Loan is secured by a first priority lien on the National Industrial Portfolio properties. The Mezzanine Loans are secured by a pledge of 100% of the ownership interests in wholly owned subsidiaries of the joint venture that directly or indirectly own the National Industrial Portfolio properties.

The Mortgage Loan bears interest at a floating rate equal to 115 basis points (the “Spread”) over 30-day LIBOR, adjusted on a monthly basis, and matures on August 9, 2009, subject to the Property Owner’s right to extend the maturity date for up to three additional years in accordance with the terms, conditions and fees required under the Mortgage Loan documents. The Mezzanine Loans also bear interest at a floating rate equal to 115 basis points (the “Mezzanine Spread”) over 30-day LIBOR, adjusted on a monthly basis, and mature on August 9, 2009, subject to the Property Owner Member’s right to extend the maturity date for up to three additional years in accordance with the terms, conditions and fees required under the Mezzanine Loan documents. In addition, the lender may increase the Spread or the Mezzanine Spread if it determines, in its sole discretion, that an increase is advisable to ensure the sale, transfer or assignment of the loans or interests in the loans, provided that the weighted average of the Spread (weighted by the principal amount being borrowed under the Mortgage Loan) and the Mezzanine Spread (weighted by the principal amount being borrowed under the Mezzanine Loan A and Mezzanine Loan B) may not exceed 125 basis points.

Interest on the Mortgage Loan and Mezzanine Loans is payable monthly, with the principal due at maturity. The Property Owner and Property Owner Member may prepay the Mortgage Loan and the Mezzanine Loans together, pro rata, with (i) a prepayment premium equal to (a) if the prepayment occurs on or prior to August 15, 2008, 0.5% of the principal amount being prepaid, (b) if the prepayment occurs after August 15, 2008 and on or prior to February 15, 2009, 0.25% of the principal amount being prepaid and (c) if the prepayment occurs after February 15, 2009, 0% of the principal amount being prepaid and (ii) a spread premium equal to the present value of the interest that would have been payable if there were no prepayment, assuming an interest rate equal to the Spread or Mezzanine Spread, as applicable, discounted at 30-day LIBOR as of the date of the prepayment; provided, however, no prepayment premium or spread premium will be due in connection with prepayments of the first $63,000,000 of the Mortgage Loan or $27,200,000 of the Mezzanine Loans, regardless of when such prepayments are made.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC and the risks identified in Part II, Item 1A of this quarterly report.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Overview

We are a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of June 30, 2007, we had sold 48,375,186 shares of common stock in our ongoing public offering for gross offering proceeds of approximately $481.5 million. As of June 30, 2007, we had redeemed 34,020 of the shares sold in our initial public offering pursuant to our share redemption program for approximately $340,000. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

As of June 30, 2007, we owned eight office buildings, one light industrial property, two corporate research buildings, one distribution facility, three mezzanine real estate loans, a partial ownership interest in a fourth mezzanine real estate loan, and a partial ownership interest in a senior mortgage loan. We expect the properties in which we invest will be composed primarily of office, industrial and retail properties located in large metropolitan areas in the United States. In constructing our portfolio, we intend to target approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

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

Net cash flows from financing activities for the six months ended June 30, 2007 were $380.0 million, consisting primarily of net offering proceeds of $333.9 million (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $34.9 million and redemption of common stock of $0.3 million) and aggregate borrowings related to the purchase of real estate and real estate-related investments of $104.1 million. We repaid $50.2 million of borrowings related to our acquisitions during the six months ended June 30, 2007, bringing our aggregate borrowings related to the purchase of real estate and real estate-related investments to $233.6 million as of June 30, 2007. With capital and borrowings from our financing activities, we invested approximately $17.7 million in marketable securities and approximately $324.7 million in real estate investments during the six months ended June 30, 2007, including acquisition fees and closing costs of $3.5 million. Net cash provided by operating activities was $12.5 million from the operation of our real estate investments and interest income from our investments in real estate loans. At June 30, 2007, we had cash and cash equivalents of $98.8 million available for investment in properties and real estate-related investments and the repayment of debt.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

As of June 30, 2007, our liabilities totaled $258.9 million and consisted primarily of long-term notes payable with a maturity of longer than one year of $233.6 million. Long-term notes payable consisted of $233.6 million of fixed-rate, term mortgage loans with a weighted-average interest rate of 5.8752% at June 30, 2007. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real estate-related investments. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during the first or second quarter of 2007. As of June 30, 2007, our borrowings were approximately 42% of the cost (before depreciation or other non-cash reserves) of all of our real estate investments.

We expect to continue to generate capital from our ongoing initial public offering and to utilize indebtedness to assist in the funding for and timing of our acquisitions. We are dependent upon the net proceeds from our ongoing initial public offering to conduct our operations. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

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

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2007 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
Outstanding debt obligations(1)	$233,644	$—	$54	$35,090	$198,500
Purchase Obligations (2)	$124,500	$124,500	$—	$—	$—

(1)

Amounts include principal payments only. We incurred interest expense of $6.4 million during the six months ending June 30, 2007, and expect to incur interest in future periods on outstanding debt obligations based on the rates and terms disclosed below.

(2)

On June 29, 2007, we entered into a purchase and sale agreement to acquire a portfolio of nine distribution and office/warehouse properties located in six states totaling approximately 2.3 million rentable square feet. We purchased that portfolio on July 25, 2007. See “—Subsequent Events.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Our outstanding debt obligations as of June 30, 2007 were as follows (in thousands):

	Principal	Effective Interest Rate (1)	Fixed/ Variable Interest Rate	Maturity (2)	Percentage of Total Indebtedness
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	August 1, 2036	6.29%
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016	26.62%
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016	7.71%
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013	8.13%
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011	10.29%
Crescent Green Building - Mortgage Loan	32,400	5.6800%	Fixed	February 1, 2012	13.87%
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014	14.42%
Sabal VI Building - Mortgage Loan	11,040	5.9250%	Fixed	October 1, 2011	4.73%
Sabal VI Building - Mezzanine Loan	54	6.8195%	Variable	May 5, 2008	0.02%
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014	7.92%

	$233,644				100.00%

(1)	Represents the effective interest rate as of June 30, 2007.

(2)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

In addition to the contractual obligations set forth above, at June 30, 2007, we have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. We also have a liability with respect to the deferred payment of asset management fees earned by the advisor of approximately $1.7 million at June 30, 2007. Our advisor has agreed to defer, without interest, the payment of the asset management fees it has earned for the months of July 2006 through June 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Results of Operations

Although the SEC declared the registration statement for our ongoing initial public offering effective and we launched our ongoing initial public offering in January 2006, we did not break escrow or commence real estate operations until July 2006. Therefore, our results of operations for the three and six months ended June 30, 2006 are not indicative of those expected in future periods nor are they comparable to the three and six months ended June 30, 2007.

During the six months ended June 30, 2007, we acquired seven real estate properties, two mezzanine real estate loans, a participation in a third mezzanine real estate loan, and a partial ownership interest in a senior mortgage loan for an aggregate purchase price of approximately $320.8 million, including closing costs. We funded the acquisition of these investments with a combination of debt and proceeds from our ongoing initial public offering. We expect that rental income, tenant reimbursements, depreciation and amortization expense, operating expenses, interest income from real estate loans receivable, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the three and six months ended June 30, 2007, for an entire period and as a result of anticipated future acquisitions of real estate assets.

Rental income for the three and six months ended June 30, 2007 totaled $8.6 million and $15.3 million, respectively. We acquired four properties during the three months ended March 31, 2007 and three additional properties at the end of the second quarter on June 21, 2007, June 26, 2007, and June 27, 2007. As a result, our financial statements do not reflect a full three and six months of operations for these seven properties. Tenant reimbursements totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2007, respectively. Property operating costs were $1.5 million and $2.8 million for the three and six months ended June 30, 2007, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2007 were $4.7 million and $8.6 million, and real estate and other property-related taxes were $1.2 million and $2.4 million, respectively.

Interest income from real estate loans receivable for the three and six months ended June 30, 2007 were $2.4 million and $3.1 million, respectively. One of the mezzanine real estate loans and the participation in a mezzanine loan were acquired on January 9, 2007 and March 23, 2007, respectively. In addition, we acquired a mezzanine real estate loan and partial ownership interest in a senior mortgage loan on May 3, 2007 and June 28, 2007, respectively. Our operations do not reflect a full three and six months of interest from these investments. Interest income from our investments in the three Tribeca loans was $1.8 million, or 77% of interest income from our real estate loans receivable, and $2.3 million, or 73% of interest income from our real estate loans receivable, for the three and six months ended June 30, 2007, respectively.

Parking revenues and other operating income for the three and six months ended June 30, 2007 were $0.4 million and $0.7 million, respectively, and related primarily to parking revenues from the Plaza in Clayton of $0.3 million and $0.6 million for the three and six months, respectively.

Asset management fees incurred and payable to our advisor with respect to real estate investments totaled $0.8 million and $1.4 million for the three and six months ended June 30, 2007, respectively, the payment of which has been deferred by our advisor without interest. Although pursuant to the advisory agreement the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

General and administrative expenses for the three and six months ended June 30, 2007 totaled $0.9 million and $1.5 million, respectively. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future based on a full year of real estate operations, as well as increased activity as we make real estate investments, but to decrease as a percentage of total revenue.

Interest income for the three and six months ended June 30, 2007 was $1.9 million and $2.3 million, respectively, and related to interest income earned on cash from offering proceeds being held throughout the periods prior to its investment in real estate or real estate-related investments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

We financed the acquisition of our initial nine property investments in part with debt. See above “—Contractual Commitments and Contingencies.” During the three and six months ended June 30, 2007, we incurred interest expense of $3.5 million and $6.9 million, respectively, (including amortization of deferred financing costs) related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate assets meeting our investment objectives.

For the three and six months ended June 30, 2007, we had net income of $1.9 million and $0.2 million, respectively, due primarily to rental income from our real estate properties and interest income from our real estate loans receivable.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee, and other organization and offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $5.3 million through June 30, 2007. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through June 30, 2007, including shares sold through our dividend reinvestment plan, we had sold 48,375,186 shares for gross offering proceeds of $481.5 million and recorded organization and offering costs of $7.7 million and selling commissions and dealer manager fees of $43.6 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2007 and 2006, respectively (in thousands, except share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$1,862	$(360)	$229	$(464)
Add:
Depreciation of real estate assets	2,796	—	5,082	—
Amortization of lease-related costs	1,948	—	3,528	—

FFO	$6,606	$(360)	$8,839	$(464)

Weighted-average shares outstanding, basic and diluted	35,481,479	99,950	25,975,536	60,196

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the three or six months ended June 30, 2007. We had no real estate assets as of June 30, 2006.

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

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income. We recorded no impairment losses during the three or six months ended June 30, 2007. We had no real estate loans receivable as of June 30, 2006.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Marketable Securities

We classify our investments in marketable securities as available-for-sale since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

We monitor our available-for-sale securities for impairments. A loss is recognized when we determine that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

We elected to treat KBS REIT Holdings, our wholly owned subsidiary, as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, we revoked our election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. As of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on January 27, 2006. As of August 8, 2007, we had accepted aggregate gross offering proceeds of approximately $569.2 million.

Distribution Declaration and Advance from Advisor

On May 9, 2007, our board of directors declared a daily distribution for the period from July 1, 2007 through July 31, 2007, which distribution we expect to pay in August 2007, and on July 17, 2007, our board of directors declared a daily distribution for the period from August 1, 2007 through August 31, 2007, which distribution we expect to pay in September. In addition, on August 7, 2007, our board of directors declared a daily distribution for the period from September 1, 2007 through September 30, 2007, which distribution we expect to pay in October 2007, and a daily distribution for the period from October 1, 2007 through October 31, 2007, which distribution we expect to pay in November 2007. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending October 31, 2007 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through October 31, 2007. We are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Through June 2007, our advisor had advanced $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding.

In addition, our advisor deferred payment of its asset management fee, without interest, for the months of July 2006 through June 2007. As of June 30, 2007, asset management fees deferred by our advisor totaled approximately $1.7 million. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Investments Subsequent to June 30, 2007

Opus National Industrial Portfolio

On July 25, 2007, we purchased, through indirect wholly owned subsidiaries, a portfolio of nine distribution and office/warehouse properties located in six states (the “Opus National Industrial Portfolio”) from unaffiliated sellers. The portfolio consists of properties totaling approximately 2.3 million rentable square feet. The purchase price of the Opus National Industrial Portfolio was $124.5 million plus closing costs. We funded the purchase of the Opus National Industrial Portfolio with proceeds from the bridge loan (described below) and with proceeds from our offering. We may later place mortgage debt on the property.

2200 West Loop South Building

On July 27, 2007, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with an unaffiliated seller to acquire an 11-story office building containing 196,217 rentable square feet with a four-level parking structure located in Houston, Texas (the “2200 West Loop South Building”). Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the 2200 West Loop South Building is $35.1 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $200,000 of earnest money.

ADP Plaza

On July 2, 2007, our advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase two four-story office buildings containing approximately 180,772 rentable square feet with a four-story parking garage containing 117,614 square feet located in Portland, Oregon (the “ADP Plaza”) for a purchase price of $33.1 million plus closing costs. Our advisor assigned this purchase and sale agreement to us on August 7, 2007 for no consideration. We would be obligated to purchase the ADP Plaza only after satisfactory completion of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $350,000 of earnest money.

Plano Corporate Center I & II

On July 18, 2007, our advisor entered into a purchase and sale agreement with an unaffiliated seller to purchase two three-story office buildings containing approximately 308,038 rentable square feet located in Plano, Texas (the “Plano Corporate Center I & II”) for a purchase price of $46.3 million, plus closing costs. Our advisor assigned this purchase and sale agreement to us on August 10, 2007 for no consideration. We would be obligated to purchase the Plano Corporate Center I & II only after satisfactory completion of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $450,000 of earnest money.

National Industrial Portfolio

On August 8, 2007, we, through an indirect wholly owned subsidiary, entered into a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”), which is not affiliated with us or our advisor. Our capital contribution to the joint venture was approximately $85.5 million in exchange for an 80% membership interest in the joint venture. New Leaf holds a 20% membership interest and is the managing member. The unanimous consent of both ourselves and New Leaf is required with respect to material decisions affecting the joint venture, including the purchase, sale and financing of properties acquired by a subtier entity (the “Property Owner”) indirectly wholly owned by the joint venture, portfolio financing by the Property Owner and its sole member (the “Property Owner Member”), and annual budgets of properties and distributions to the members of the joint venture.

Subject to certain special distributions (“Special Distributions”), distributions are made pro rata in proportion to each member’s membership interest until each member has received a return of its capital and an 8% internal rate of return. Thereafter, distributions are made 36% to New Leaf and 64% to us until we have received an internal rate of return of 10%, at which time distributions are thereafter made 44% to New Leaf and 56% to us. Notwithstanding the foregoing, at such time as New Leaf is no longer the manager in the joint venture, subject to the Special Distributions, distributions are to be made pro-rata in proportion to each member’s membership interest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

On August 8, 2007, the Property Owner acquired a portfolio of 25 institutional-quality industrial properties located in seven states and containing approximately 11.4 million rentable square feet (the “National Industrial Portfolio”). The purchase price of the National Industrial Portfolio was $515.9 million plus closing costs. In connection with the acquisition, the Property Owner obtained $315.0 million of secured financing (the “Mortgage Loan”) from a financial institution and the Property Owner Member obtained $116.0 million of mezzanine financing (the “Mezzanine Loan A”) from the same financial institution. In addition the Property Owner Member obtained an additional $20.0 million of mezzanine financing (the “Mezzanine Loan B” and, together with Mezzanine Loan A, the “Mezzanine Loans”) from the same financial institution in order to fund future capital expenditures and leasing costs. As of August 8, 2007, no funds had been drawn on the Mezzanine Loan B. The Mortgage Loan is secured by a first priority lien on the National Industrial Portfolio properties. The Mezzanine Loans are secured by a pledge of 100% of the ownership interests in wholly owned subsidiaries of the joint venture that directly or indirectly own the National Industrial Portfolio properties.

The Mortgage Loan bears interest at a floating rate equal to 115 basis points (the “Spread”) over 30-day LIBOR, adjusted on a monthly basis, and matures on August 9, 2009, subject to the Property Owner’s right to extend the maturity date for up to three additional years in accordance with the terms, conditions and fees required under the Mortgage Loan documents. The Mezzanine Loans also bear interest at a floating rate equal to 115 basis points (the “Mezzanine Spread”) over 30-day LIBOR, adjusted on a monthly basis, and mature on August 9, 2009, subject to the Property Owner Member’s right to extend the maturity date for up to three additional years in accordance with the terms, conditions and fees required under the Mezzanine Loan documents. In addition, the lender may increase the Spread or the Mezzanine Spread if it determines, in its sole discretion, that an increase is advisable to ensure the sale, transfer or assignment of the loans or interests in the loans, provided that the weighted average of the Spread (weighted by the principal amount being borrowed under the Mortgage Loan) and the Mezzanine Spread (weighted by the principal amount being borrowed under the Mezzanine Loan A and Mezzanine Loan B) may not exceed 125 basis points.

Interest on the Mortgage Loan and Mezzanine Loans is payable monthly, with the principal due at maturity. The Property Owner and Property Owner Member may prepay the Mortgage Loan and the Mezzanine Loans together, pro rata, with (i) a prepayment premium equal to (a) if the prepayment occurs on or prior to August 15, 2008, 0.5% of the principal amount being prepaid, (b) if the prepayment occurs after August 15, 2008 and on or prior to February 15, 2009, 0.25% of the principal amount being prepaid and (c) if the prepayment occurs after February 15, 2009, 0% of the principal amount being prepaid and (ii) a spread premium equal to the present value of the interest that would have been payable if there were no prepayment, assuming an interest rate equal to the Spread or Mezzanine Spread, as applicable, discounted at 30-day LIBOR as of the date of the prepayment; provided, however, no prepayment premium or spread premium will be due in connection with prepayments of the first $63,000,000 of the Mortgage Loan or $27,200,000 of the Mezzanine Loans, regardless of when such prepayments are made.

Loan Originations Subsequent to June 30, 2007

200 Professional Drive

On July 31, 2007, we originated, through an indirect wholly owned subsidiary, a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive, a 60,528 square foot office property in Gaithersburg, Maryland (the “200 Professional Drive Mortgage Loan”). As of July 31, 2007, $7.4 million of the loan had been funded, and the remaining $3.1 million will be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower to repay current mortgages, provide for tenant improvements and leasing commissions and to provide funds for renovation. The 200 Professional Drive Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis.

Lawrence Village Plaza

On August 6, 2007, we, through an indirect wholly owned subsidiary, originated an approximately $8.3 million senior, secured bridge loan on Lawrence Village Plaza, a 294,675 square foot retail property in New Castle, Pennsylvania (the “Lawrence Village Plaza Mortgage Loan”). The proceeds of the loan will be used by the borrower for the acquisition of the property, funding for rehabilitation, tenant improvements, lease commissions and other closing costs. The Lawrence Village Plaza Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis.

11 South LaSalle Loan Origination

On August 8, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”), a 329,271 square foot office building located in Chicago, Illinois. As of August 8, 2007, $21.6 million of the loan had been funded and the remaining $21.7 million will be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower for the renovation and repositioning of the 11 South LaSalle Building. The 11 South LaSalle Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 295 basis points over 30-day LIBOR, adjusted on a monthly basis.

Debt Incurred Subsequent to June 30, 2007

Bridgeway Technology Center Financing

On July 20, 2007, we completed, through an indirect wholly owned subsidiary, the secured financing of two single-story office/research and development buildings containing approximately 187,268 rentable square feet located in Newark, California (the “Bridgeway Technology Center”). We acquired the Bridgeway Technology Center on June 27, 2007. We obtained six-year financing in the amount of approximately $26.8 million at a fixed interest rate of 6.07% per annum from a financial institution. The loan matures on August 1, 2013. The loan is secured by Bridgeway Technology Center.

Sabal VI Building Financing

On July 23, 2007, we completed, through an indirect wholly owned subsidiary, the funding of the mezzanine financing on a two-story office building containing approximately 96,346 rentable square feet located in Tampa, Florida (the “Sabal VI Building”). We acquired the Sabal VI Building on March 5, 2007. We obtained a one-year mezzanine loan in the amount of approximately $3.0 million that matures on May 5, 2008. The loan bears interest at a variable rate. The interest rate for the first full eight months is 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter. Monthly installments related to the loan are interest-only and the entire principal amount is due on the maturity date, assuming no prior principal prepayments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Repurchase Agreement Financing

On July 24, 2007, we entered into a repurchase agreement with a financial institution. Under this agreement, we sold our marketable securities totaling $17.7 million to the financial institution and obtained $13.3 million of financing in return. We agreed to repurchase the marketable securities on January 23, 2008. The financial institution purchased the marketable securities, which were financed under the repurchase agreement at a percentage of their value on the date of origination of the repurchase agreement, which is the purchase rate. We will pay interest to the financial institution at one-month LIBOR plus 85 basis points. For financial reporting purposes, we characterize all of the borrowing under the repurchase agreement as balance sheet financing.

Bridge Loan Financing

On July 24, 2007, KBS Limited Partnership, our operating partnership, entered into a $76.4 million unsecured, short-term bridge loan agreement (the “Bridge Loan”) with a financial institution. The Bridge Loan has a maturity date of October 24, 2007. Pursuant to the Bridge Loan agreement, KBS Limited Partnership borrowed $76.4 million at a fixed rate of 125 basis points over LIBOR (or 6.57% for the first 30 days of the term). KBS Limited Partnership may prepay the principal of the loan (a) immediately after such 30-day period without prepayment penalty or (b) prior to the end of such 30-day period with a prepayment penalty equal to the present value (using a discount rate of LIBOR as of the prepayment date) of (i) the amount of interest that would have accrued for the remainder of the 30-day period at an interest rate equal to the fixed rate in effect, less (ii) the amount of interest that would have accrued for the remainder of the 30-day period at an interest rate equal to LIBOR as of the prepayment date. If the Operating Partnership does not prepay the principal of the loan immediately after such 30-day period or before, it may continue to borrow at the terms described above for another one- or two-month period, with the fixed rate reset to 125 basis points over LIBOR then in effect. Alternatively, the Operating Partnership may continue to borrow at a variable rate equal to the Prime Rate established from time to time by the lender; principal borrowed at such variable rate may be prepaid at any time without penalty. The Bridge Loan only requires interest-only payments during the term of the loan. The purpose of the Bridge Loan is to provide interim acquisition funding. KBS Real Estate Investment Trust, Inc. guaranteed the Bridge Loan.

Royal Ridge Building Financing

On August 10, 2007, we completed, through an indirect wholly owned subsidiary, the secured financing of the Royal Ridge Building. We obtained six-year financing in the amount of approximately $21.7 million at a fixed interest rate of 5.96% per annum from a financial institution. The loan matures on September 1, 2013.

Amendment to Share Redemption Program

On July 6, 2007, our board of directors amended our share redemption program to adjust the price at which shares will be redeemed. The amendment will become effective 30 days after the filing of this quarterly report on Form 10-Q. Set forth below is a full description of our amended share redemption program.

Our share redemption program permits you to sell your shares back to us, subject to the significant conditions and limitations described below. Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined below), the price at which we will redeem shares is as follow:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, once we establish a net asset value per share of our common stock, the redemption price per share for all stockholders would be equal to the net asset value per share, as estimated by our advisor or another firm chosen for that purpose. We expect to establish a net asset value per share beginning three years after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. We would report this redemption price to you in our annual report and the three quarterly reports that we publicly file with the SEC. (For purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership).

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

There are several limitations on our ability to redeem shares:

•	Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability,” we may not redeem shares until they have been outstanding for one year.

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

If we did not completely satisfy a stockholder’s redemption request at month-end because the program administrator did not receive the request in time or because of the restrictions on the number of shares we could redeem under the program, we would treat the unsatisfied portion of the redemption request as a request for redemption at the next redemption date funds are available for redemption unless the stockholder withdrew his or her request before the next date for redemptions. Any stockholder could withdraw a redemption request upon written notice to the program administrator if such notice is received by us at least five business days before the date for redemptions.

In several respects we would treat redemptions sought upon a stockholder’s death or “qualifying disability” differently from other redemptions:

•	there would be no one-year holding requirement;

•

until we establish a net asset value per share, which we expect to be three years after the completion of our offering stage, the redemption price would be the amount paid to acquire the shares from us; and

•	once we have established a net asset value per share, the redemption price would be the net asset value of the shares, as estimated by our advisor or another firm chosen for that purpose.

In order for a disability to entitle a stockholder to the special redemption terms described above (a “qualifying disability”), (1) the stockholder must receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (2) such determination of disability must be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the “applicable governmental agency”). The “applicable governmental agencies” are limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency is the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System (“CSRS”), then the applicable governmental agency is the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and therefore could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency is the Veteran’s Administration or the agency charged with the responsibility for administering military disability benefits at that time if other than the Veteran’s Administration.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

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

Our board of directors could amend, suspend or terminate the program upon 30 days’ notice. We would notify you of such developments in our annual or quarterly reports that we publicly file with the SEC or by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934. During this offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as required under federal securities laws.

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

As of June 30, 2007, we had $233.6 million of fixed-rate debt and $0.05 million of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.8752% and the weighted-average interest rate on the variable-rate debt was 6.8195% as of June 30, 2007. At June 30, 2007, the estimated fair market value of our fixed-rate debt was $228.8 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of June 30, 2007, would decrease by approximately $13.6 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of June 30, 2007 would increase by approximately $14.8 million. If the weighted-average interest rate on our variable-rate debt outstanding at June 30, 2008 is 100 basis points higher or lower during the twelve months ended June 30, 2007, our interest expense would be increased or decreased by approximately $540 annually.

We are also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and mezzanine loans. As of June 30, 2007, we had acquired, through wholly owned subsidiaries, three mezzanine real estate loans, a partial ownership interest in a fourth mezzanine real estate loan, and a partial ownership interest in a senior mortgage loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

Investments in Tribeca Loans

As of June 30, 2007, we had invested an aggregate of $46.7 million in two mezzanine loans and $23.5 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a ten-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”).

The Tribeca Mezzanine Loans

On July 18, 2006, we purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, we remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of June 30, 2007, we had funded approximately $2.6 million of these costs and the total balance outstanding under the First Tribeca Mezzanine Loan was approximately $15.5 million.

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to one-month LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At June 30, 2007, the one-month LIBOR rate was 5.3195%. In connection with the acquisition of the Second Tribeca Mezzanine Loan (defined below), the initial maturity date of the First Tribeca Mezzanine Loan was changed from March 1, 2008 to May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower shall pay us an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. If one month LIBOR is 100 basis points lower during the 12 months ended June 30, 2008, interest income from the First Tribeca Mezzanine Loan would be decreased by approximately $66,700 annually assuming the outstanding $15.5 million of principal remains outstanding throughout the period. An increase in one month LIBOR would not impact interest income as the interest rate at June 30, 2007 was at the maximum interest rate under the loan agreement of 13.25%.

On May 3, 2007, through an indirect wholly owned subsidiary, we closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (the “Second Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The Second Tribeca Mezzanine Loan has an initial maturity date of May 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the Second Tribeca Mezzanine Loan as of June 30, 2007 would decrease by approximately $253,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Second Tribeca Mezzanine Loan as of June 30, 2007 would increase by approximately $256,000.

Tribeca Senior Mortgage Participation

On June 28, 2007, we purchased, through an indirect wholly owned subsidiary, a 25% interest (the “Senior Mortgage Participation”) in the senior mortgage loans secured by the Tribeca Building from an unaffiliated seller. The purchase price of the Senior Mortgage Participation was approximately $23.5 million plus closing costs. After the closing, we remain obligated to fund an additional $2.3 million under the Senior Mortgage Participation for costs related to the conversion of the Tribeca Building.

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of June 30, 2007, all amounts under the three mortgage loans had been advanced, except that only $28.8 million of the $37.9 million building mortgage loan had been advanced. Under the Senior Mortgage Participation, we are obligated to fund 25% of the $9.1 million that remains unfunded under the building mortgage loan as of June 30, 2007.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

The $94.1 million currently outstanding under senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.70%, including the interest rate on the “interest-only” participation in the mortgage loans. The future funding obligation under the building mortgage loan will bear interest at 30-day LIBOR plus 3.00%. The initial maturity date of the senior mortgage loans is May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If one month LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2008, interest income from the Senior Mortgage Participation would be increased or decreased by approximately $235,000 annually, assuming the outstanding $23.5 million of principal remains outstanding throughout the period.

Sandmar Mezzanine Loan

On January 9, 2007, we purchased an $8.0 million mezzanine real estate loan (the “Sandmar Mezzanine Loan”). The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to the maturity date, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). If interest rates increase by 100 basis points, the fair market value of the Sandmar Mezzanine Loan as of June 30, 2007 would decrease by approximately $437,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Sandmar Mezzanine Loan as of June 30, 2007 would increase by approximately $473,000.

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

If one month LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2008, interest income from the Park Central Mezzanine Loan would be increased or decreased by $150,000 annually assuming our $15.0 million interest in the principal of the Park Central Mezzanine Loan remains outstanding throughout the period.

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

The following risks should be read together with the risk factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

If our involvement in a May 2007 article published by Real Estate Finance & Investment was held to be in violation of the Securities Act of 1933, we could be subject to potential liability. Investors in our initial public offering should rely only on the statements made in the prospectus as supplemented to date in determining whether to purchase our shares.

On May 21, 2007, Real Estate Finance & Investment newsweekly published an interview between Institutional Investor, Inc. reporter William Sprouse and Peter M. Bren, who is our president, the president of our advisor, KBS Capital Advisors LLC, and the chairman of the board and president of KBS Realty Advisors LLC. The interview was also made available to Real Estate Finance & Investment subscribers on the Institutional Investor, Inc. website, www.iirealestate.com, on May 21, 2007. The article was not reviewed by us prior to its publication, nor were we aware of the publication of the article prior to May 25, 2007.

The Institutional Investor, Inc. website, www.iirealestate.com, states that (i) the average readership of the newsweekly is 5,500, (ii) subscribers pay $2,195 annually to receive the newsletter and (iii) its readers include asset management firms, investment banks, hedge funds, pension funds, law firms and real estate development and management firms. Given the foregoing and the retail nature of our offering, i.e., it is directed largely to individual investors, we do not expect material investment proceeds from those who received the newsweekly.

If our involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, we could be required to repurchase the shares sold to those purchasing shares from us who received the newsweekly article before receiving a written prospectus for a period of one year following the date of any violation determined by the court to have occurred. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

We intend to contest vigorously any claim that a Section 5 violation occurred; nevertheless, we cannot assure you that a court would agree with us. Because we do not know the amount of shares purchased from us, if any, from those who received the newsweekly before receiving a prospectus, we cannot know the amount of our potential liability should a court hold that a Section 5 violation occurred. Therefore, we cannot assure you that the ultimate outcome with respect to any such Section 5 claim would not materially adversely affect our operating results, financial position or liquidity.

The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s deferred asset management fee.

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through June 30, 2007, all of which is outstanding. No amounts were advanced for distributions declared for the months of April, May or June 2007. Our advisor also deferred its asset management fee without interest from July 2006 through June 2007. As of June 30, 2007, asset management fees earned by our advisor and accrued by us, the payment of which the advisor deferred, were approximately $1.7 million. We are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s accrued but unpaid asset management fee. Repayment of the advance and payment of the accrued but unpaid asset management fee would affect investor returns as less cash flow would be available for distribution due to the payment of these amounts to the advisor.

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

As of June 30, 2007, including shares sold through our dividend reinvestment plan, we had sold 48,375,186 shares for gross offering proceeds of $481.5 million. As of June 30, 2007, we had redeemed 34,020 of the shares sold in our ongoing initial public offering pursuant to our share redemption program for approximately $340,000. At June 30, 2007, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$43,646	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	7,656	Actual

Total expenses	$51,302	Actual

From the commencement of our ongoing initial public offering through June 30, 2007, the net offering proceeds to us, after deducting the total expenses paid as described above, were $430.2 million, including net offering proceeds from our dividend reinvestment plan of $3.7 million, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our ongoing initial public offering and debt financing to purchase or fund $553.1 million of real estate and real estate-related investments, including $6.9 million in acquisition fees and closing costs.

c)	We have adopted a share redemption program for investors who have held their shares for at least one year, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined).

There are several limitations on our ability to redeem shares:

•	Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability,” we may not redeem shares until they have been outstanding for one year.

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

We may amend, suspend or terminate the program upon 30 days’ notice.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended June 30, 2007, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2007	—	$—	(3)
May 2007	—	$—	(3)
June 2007	34,020	$9.99	(3)

(1)

We announced the commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective December 14, 2006) and August 1, 2007 (which amendment is discussed below and will become effective 30 days after filing this quarterly report).

(2)

Currently we redeem shares at the lower of $9.00 or 90% of the price paid to acquire the shares from us, unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program). The redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from us. Pursuant to the amendment to the program adopted by our board of directors on July 6, 2007 (which will become effective 30 days after filing this quarterly report), we will redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, once we establish a net asset value per share of our common stock, the redemption price per share for all stockholders would be equal to the net asset value per share, as estimated by our advisor or another firm chosen for that purpose. We expect to establish a net asset value per share beginning three years after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. Until we establish a net asset value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from us.

(3)	We limit the dollar value of shares that may be redeemed under the program as described above.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Number	Description
3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Amended Share Redemption Program, incorporated by reference from the description under “Share Redemption Program” in Supplement No. 28 included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1	Letter Loan Modification Agreement (related to the acquisition of the Second Tribeca Mezzanine Loan) between 415 Greenwich Mezzanine Owner LLC and KBS Tribeca Summit, LLC, dated as of May 1, 2007, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.2	Amended and Restated Intercreditor Agreement (related to the acquisition of the Second Tribeca Mezzanine Loan) by and among AIG Annuity Insurance Company, Sunamerica Life Insurance Company and KBS Tribeca Summit, LLC, dated as of May 1, 2007, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.3	Additional Second Mezzanine Loan Note (related to the acquisition of the Second Tribeca Mezzanine Loan) between 415 Greenwich Mezzanine Owner LLC and KBS Tribeca Summit, LLC, dated as of May 1, 2007, incorporated by reference to Exhibit 10.86 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.4	Purchase and Sale Agreement (related to the acquisition of the Royal Ridge Building in Alpharetta, Georgia) between KBS Capital Advisors LLC and FSP Royal Ridge Corp., dated as of May 18, 2007, incorporated by reference to Exhibit 10.87 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.5	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Royal Ridge Building in Alpharetta, Georgia) between KBS Capital Advisors LLC and KBS Royal Ridge, LLC, dated as of June 5, 2007, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.6	Purchase and Sale Agreement and Joint Escrow Instructions (related to the acquisition of the Bridgeway Technology Center in Newark, California) between KBS Capital Advisors LLC, SC Bridgeway, Inc. and Chicago Title Insurance Company, dated as of June 12, 2007, incorporated by reference to Exhibit 10.89 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.7	Assignment and Assumption of Purchase Agreement (related to the acquisition of the Bridgeway Technology Center in Newark, California) between KBS Capital Advisors LLC and KBS Bridgeway Technology Center, LLC, dated as of June 13, 2007, incorporated by reference to Exhibit 10.90 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.8	Agreement of Purchase and Sale Agreement (related to the acquisition of the 9815 Goethe Road Building in Sacramento, California) between KBS Goethe Road, LLC and Evergreen/Bradville II, dated as of June 21, 2007, incorporated by reference to Exhibit 10.91 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.9	Purchase Agreement (related to the acquisition of the Opus National Industrial Portfolio) by and between KBS Capital Advisors LLC and OIRE Michigan, L.L.C., dated as of June 1, 2007, incorporated by reference to Exhibit 10.92 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.10	Purchase Agreement (related to the acquisition of the Opus National Industrial Portfolio) by and between KBS Capital Advisors LLC and MBS Arlington Limited Partnership, dated as of June 1, 2007, incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.11	Purchase Agreement (related to the acquisition of the Opus National Industrial Portfolio) by and between KBS Capital Advisors LLC and Opus Real Estate VI Limited Partnership, dated as of June 1, 2007, incorporated by reference to Exhibit 10.94 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.12	Assignment and Assumption of Purchase Agreement with OIRE Michigan, L.L.C. as seller (related to the acquisition of the Opus National Industrial Portfolio) between KBS Capital Advisors LLC and KBS Industrial Portfolio, LLC, dated as of June 29, 2007, incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.13	Assignment and Assumption of Purchase Agreement with MBS Arlington Limited Partnership as seller (related to the acquisition of the Opus National Industrial Portfolio) between KBS Capital Advisors LLC and KBS Industrial Portfolio, LLC, dated as of June 29, 2007, incorporated by reference to Exhibit 10.96 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.14	Assignment and Assumption of Purchase Agreement with Opus Real Estate VI Limited Partnership as seller (related to the acquisition of the Opus National Industrial Portfolio) between KBS Capital Advisors LLC and KBS Industrial Portfolio, LLC, dated as of June 29, 2007, incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.15	Amended and Restated Participation Agreement (related to the acquisition of the Tribeca Senior Mortgage Participation) by and among AIG Annuity Insurance Company, KBS Tribeca Summit, LLC and AIG Mortgage Capital, LLC, dated as of June 28, 2007, incorporated by reference to Exhibit 10.98 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.16	Senior Loan Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement (related to the acquisition of the Tribeca Senior Mortgage Participation) by and between 415 Greenwich Fee Owner and AIG Annuity Insurance Company, dated as of May 1, 2007, incorporated by reference to Exhibit 10.99 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.17	Amended and Restated Senior Loan Promissory Note (related to the acquisition of the Tribeca Senior Mortgage Participation) between 415 Greenwich Fee Owner and AIG Annuity Insurance Company, dated as of May 1, 2007, incorporated by reference to Exhibit 10.100 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.18	Building Loan Consolidated, Amended and Restated Mortgage, Assignment of Leases and Rents and Security Agreement (related to the acquisition of the Tribeca Senior Mortgage Participation) by and between 415 Greenwich Fee Owner and AIG Annuity Insurance Company, dated as of May 1, 2007, incorporated by reference to Exhibit 10.101 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.19	Consolidated, Amended and Restated Building Loan Promissory Note (related to the acquisition of the Tribeca Senior Mortgage Participation) by and between 415 Greenwich Fee Owner and AIG Annuity Insurance Company, dated as of May 1, 2007, incorporated by reference to Exhibit 10.102 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.20	Project Loan Mortgage, Assignment of Leases and Rents and Security Agreement (related to the acquisition of the Tribeca Senior Mortgage Participation) by and between 415 Greenwich Fee Owner and AIG Annuity Insurance Company, dated as of May 1, 2007, incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.21	Project Loan Promissory Note (related to the acquisition of the Tribeca Senior Mortgage Participation) by and between 415 Greenwich Fee Owner and AIG Annuity Insurance Company, dated as of May 1, 2007, incorporated by reference to Exhibit 10.104 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.22	Amendment no. 3 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated May 9, 2007, incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.23	Selected Dealer Agreement by and among the Company, KBS Capital Markets Group LLC, KBS Capital Advisors LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., dated as of April 16, 2007, incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2007	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: August 14, 2007	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller