Form 10-Q
period 2007-09-30
KBS Real Estate Investment Trust, Inc.
filed 2007-11-19
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, there were 76,390,051 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Real estate:
Land	$187,778	$18,344
Buildings and improvements, less accumulated depreciation of $12,162 and $1,441 as of September 30, 2007 and December 31, 2006, respectively	886,913	178,136
Tenant origination and absorption costs, less accumulated amortization of $11,182 and $1,097 as of September 30, 2007 and December 31, 2006, respectively	109,134	17,648

Total real estate, net	1,183,825	214,128
Real estate loans receivable	150,723	13,798

Total real estate investments, net	1,334,548	227,926
Cash and cash equivalents	102,260	48,754
Restricted cash and cash at consolidated joint venture	8,977	—
Marketable securities	16,600	—
Rents and other receivables	5,206	752
Above-market leases, net of accumulated amortization of $1,061 and $66 as of September 30, 2007 and December 31, 2006, respectively	12,703	3,141
Deferred financing costs, prepaid and other assets	31,920	2,642

Total assets	$1,512,214	$283,215

Liabilities and stockholders’ equity
Notes payable	$855,071	$179,750
Accounts payable and accrued liabilities	15,051	1,839
Due to affiliates	5,378	1,404
Distributions payable	3,708	582
Below-market leases, net of accumulated amortization of $3,033 and $258 as of September 30, 2007 and December 31, 2006, respectively	36,429	4,994
Other liabilities	4,904	621

Total liabilities	920,541	189,190

Commitments and contingencies (Note 15)
Minority interest	20,525	—
Redeemable common stock	8,037	369
Stockholders’ equity:
Preferred stock, $ .01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $ .01 par value; 1,000,000,000 shares authorized, 66,945,144 and 11,309,222 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	669	113
Additional paid-in capital	587,871	97,400
Other comprehensive loss	(1,084)	—
Cumulative distributions and net losses	(24,345)	(3,857)

Total stockholders’ equity	563,111	93,656

Total liabilities and stockholders’ equity	$1,512,214	$283,215

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$20,005	$757	$35,256	$757
Tenant reimbursements	3,591	119	6,109	119
Interest income from real estate loans receivable	4,263	350	7,406	350
Parking revenues and other operating income	420	—	1,158	—

Total revenues	28,279	1,226	49,929	1,226

Operating expenses:
Operating, maintenance, and management	3,582	200	6,379	200
Real estate and other property-related taxes	2,952	78	5,394	78
Asset management fees to affiliate	1,481	71	2,847	71
General and administrative expenses	1,136	337	2,682	800
Depreciation and amortization	12,196	395	20,806	395

Total operating expenses	21,347	1,081	38,108	1,544

Operating income (loss)	6,932	145	11,821	(318)

Other income (expenses):
Interest expense	(10,719)	(707)	(17,629)	(707)
Interest income	1,523	33	3,773	33

Total other income (expenses), net	(9,196)	(674)	(13,856)	(674)

Net loss before minority interest	(2,264)	(529)	(2,035)	(992)
Minority interest in loss of consolidated entity	(850)	—	(850)	—

Net loss	$(1,414)	$(529)	$(1,185)	$(992)

Loss per common share, basic and diluted	$(0.02)	$(0.46)	$(0.03)	$(2.48)

Weighted-average number of common shares outstanding, basic and diluted	58,315,091	1,148,531	36,874,092	400,311

Distributions declared per common share	$0.18	$0.14	$0.52	$0.14

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2006 and Nine Months Ended September 30, 2007

(unaudited)

(dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Distributions and Cumulative Net Losses	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2005	20,000	$1	$199	$—	$—	$200
Issuance of common stock	11,289,222	112	112,318	—	—	112,430
Redeemable common stock	—	—	(369)	—	—	(369)
Distributions declared	—	—	—	—	(1,286)	(1,286)
Commissions and dealer-manager fees	—	—	(10,241)	—	—	(10,241)
Other offering costs	—	—	(4,507)	—	—	(4,507)
Net loss	—	—	—	—	(2,571)	(2,571)

Balance, December 31, 2006	11,309,222	113	97,400	—	(3,857)	93,656
Issuance of common stock	55,725,682	557	554,105	—	—	554,662
Redemptions of common stock	(89,760)	(1)	(896)	—	—	(897)
Redeemable common stock	—	—	(7,668)	—	—	(7,668)
Distributions declared	—	—	—	—	(19,303)	(19,303)
Commissions and dealer-manager fees	—	—	(50,163)	—	—	(50,163)
Other offering costs	—	—	(4,907)	—	—	(4,907)
Unrealized loss on marketable securities	—	—	—	(1,084)	—	(1,084)
Net loss	—	—	—	—	(1,185)	(1,185)

Balance, September 30, 2007	66,945,144	$669	$587,871	$(1,084)	$(24,345)	$563,111

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash Flows from Operating Activities:
Net loss	$(1,185)	$(992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred rent	(1,210)	(19)
Depreciation and amortization	20,806	395
Amortization of investment in master lease	107	—
Amortization of notes receivable closing costs	369	—
Amortization of deferred financing costs	1,451	39
Amortization of above- and below-market leases, net	(1,780)	(59)
Minority interest in loss of consolidated entity	(850)	—
Changes in operating assets and liabilities:
Cash at consolidated joint venture	(1,428)	—
Restricted cash for operational expenditures	(5,503)	—
Rents and other receivables	(3,244)	(437)
Deferred financing costs, prepaid and other assets	(4,678)	(334)
Accounts payable and accrued liabilities	13,212	1,974
Due to affiliates	2,847	71
Other liabilities	4,283	92

Net cash provided by operating activities	23,197	730

Cash Flows from Investing Activities:
Acquisitions of real estate	(964,834)	(119,007)
Additions to real estate	(2,015)	—
Investment in master lease	(13,358)	—
Investments in real estate loans receivable	(133,818)	(12,950)
Payments of real estate loans receivable closing costs	(1,220)	—
Advances on real estate loans receivable	(3,107)	(372)
Restricted cash for capital expenditures	(2,046)	—
Investments in marketable securities	(17,684)	—

Net cash used in investing activities	(1,138,082)	(132,329)

Cash Flows from Financing Activities:
Proceeds from notes payable	756,526	104,098
Payments on notes payable	(94,466)	(3,300)
Advances from affiliates	700	987
Payments of deferred financing costs	(11,950)	(631)
Proceeds from repurchase agreement	13,261	7,279
Proceeds from note payable to affiliate	—	8,447
Payments on note payable to affiliate	—	(500)
Minority interest contributions	21,375	—
Proceeds from issuance of common stock	554,662	22,925
Redemptions of common stock	(897)	—
Payments of commissions on stock sales and related dealer manager fees	(49,600)	(2,143)
Payments of other offering costs	(5,043)	(1,296)
Distributions paid	(16,177)	(82)

Net cash provided by financing activities	1,168,391	135,784

Net increase in cash and cash equivalents	53,506	4,185
Cash and cash equivalents, beginning of period	48,754	200

Cash and cash equivalents, end of period	$102,260	$4,385

Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,668	$528

Supplemental Disclosure of Non-Cash Transactions:
Commissions on stock sales and related dealer manager fees due to affiliates	$563	$—

Distributions payable	$3,708	$107

Above-market leases from purchases of real estate	$10,557	$—

Below-market leases from purchases of real estate	$34,210	$—

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

1. ORGANIZATION

KBS Realty Corporation was formed on June 13, 2005 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2006. On June 15, 2005, KBS Realty Corporation and KBS Real Estate Investment Trust, Inc., a Maryland corporation (“KBS REIT”), filed Articles of Merger (the “Articles of Merger”) with the State of Maryland. Pursuant to the Articles of Merger, KBS REIT was merged into KBS Realty Corporation with KBS Realty Corporation surviving the merger, and KBS Realty Corporation’s name was changed to KBS Real Estate Investment Trust, Inc. (the “Company”).

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of September 30, 2007, the Advisor owned 20,000 shares of the Company’s common stock.

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, industrial, and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans and mortgage loans and intends to make investments in other real estate-related assets, including mortgage-backed securities and other structured finance investments. As of September 30, 2007, the Company owned ten office buildings, one light industrial property, two corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.5 years with respect to another industrial property. In addition, the Company owns three mezzanine real estate loans, a partial ownership interest in two mezzanine real estate loans, and a partial ownership interest in a senior mortgage loan. The Company has also originated three secured loans. See Note 3, “Real Estate,” and Note 5, “Real Estate Loans Receivable.”

Subject to certain restrictions and limitations, the business of the Company is managed by the Advisor pursuant to an Advisory Agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2008. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above. From commencement of the Offering through September 30, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 67,014,904 shares in the Offering for gross offering proceeds of $667.1 million. As of September 30, 2007, the Company had redeemed 89,760 of the shares sold in the Offering pursuant to its share redemption program for approximately $897,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership, their direct and indirect wholly owned subsidiaries, and joint ventures the Company controls or for which it is the primary beneficiary, as well as the related amounts of minority interest. All significant intercompany balances and transactions are eliminated in consolidation.

The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), and Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by Emerging Issues Task Force No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with these accounting standards, the Company consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

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

September 30, 2007

(unaudited)

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

Real Estate Purchase Price Allocation

In accordance with standards set forth in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase to rental income, respectively, over the remaining non-cancelable terms of the respective leases, which range from one month to 12.5 years.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases, which range from one month to 12.5 years. The value of customer relationship intangibles, if any, are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event do the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recorded by the Company during the three or nine months ended September 30, 2007 and 2006.

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses on real estate loans receivable recorded by the Company during the three or nine months ended September 30, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s account balance exceeds federally insurable limits as of September 30, 2007. The Company mitigates this risk by depositing funds with a major financial institution.

Restricted Cash and Cash at Consolidated Joint Venture

Restricted cash consists primarily of the following as of September 30, 2007 (in thousands):

Capital expenditure reserve accounts required by mortgage loans (1)	$2,046
Operational expenditure reserve accounts required by mortgage loans (1)	3,503
Separate cash accounts related to security deposits as required by certain lease agreements	2,000
Cash at consolidated joint venture (2)	1,428

Total restricted cash	$8,977

(1)

The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such restricted cash is generally available only for property-level requirements for which the reserve was established and is not available to fund other property-level or Company-level obligations.

(2)

The joint venture partnership agreement requires, among other things, that the joint venture maintain separate cash accounts for the operation of the joint venture and that distributions to the partners be strictly controlled.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Marketable Securities

In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in marketable securities as available-for-sale since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

The Company accounts for its commercial mortgage-backed securities (“CMBS”) in accordance with the Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF 99-20, the Company evaluates whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the CMBS must be written down to fair value if the fair value is below the amortized cost basis. This will create a new carrying basis for the CMBS and a revised yield will be calculated based on the future estimated cash flows for purposes of revenue recognition. If there have been no changes to the Company’s assumptions and the change in value is solely due to interest rate changes, the Company does not recognize an impairment of its CMBS investments in its consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Rents and Other Receivables

The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. In addition, the Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

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

September 30, 2007

(unaudited)

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

During the nine months ended September 30, 2007, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2007	—	—	(3)
February 2007	—	—	(3)
March 2007	—	—	(3)
April 2007	—	—	(3)
May 2007	—	—	(3)
June 2007	34,020	$9.99	(3)
July 2007	6,472	$9.99	(3)
August 2007	13,189	$9.98	(3)
September 2007	36,079	$10.00	(3)

(1)

The Company announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006) and August 1, 2007 (which amendment became effective on September 13, 2007).

(2)

Prior to September 13, 2007, the Company redeemed shares at the lower of $9.00 or 90% of the price paid to acquire the shares from the Company, unless the shares were being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program). The redemption price for shares being redeemed upon a stockholder’s death or qualifying disability was the amount paid to acquire the shares from the Company. Pursuant to the amendment to the program adopted by the board of directors on July 6, 2007 and which became effective on September 13, 2007, the Company currently redeems shares as follows:

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

Notwithstanding the above, once the Company establishes a net asset value per share of common stock, the redemption price per share for all stockholders will be equal to the net asset value per share, as estimated by the Advisor or another firm chosen for that purpose. The Company expects to establish a net asset value per share beginning three years after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for one year. Until the Company establishes a net asset value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company.

(3)	The Company limits the dollar value of shares that may be redeemed under the program as described above.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

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

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Through September 30, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 67,014,904 shares for gross offering proceeds of $667.1 million and recorded organization and offering costs of $9.4 million and selling commissions and dealer manager fees of $60.4 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and amounts expected to be received in later years are recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

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

Interest income from loans receivable is recognized based on the contractual terms of the related debt instrument. Fees related to buydowns of interest rates are deferred as prepaid interest income and amortized over the term of the loans as an adjustment to interest income using the effective interest method. Closing costs related to the purchase of loans receivable are amortized over the term of the loans and accreted as an adjustment against interest income using the effective interest method.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

General and Administrative Expenses

General and administrative expenses totaled $1.1 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, and consisted primarily of legal, audit and other professional fees. In addition, asset management fees to affiliates totaled $1.5 million and $2.8 million for the three and nine months ended September 30, 2007, respectively. To the extent included in the definition of total operating expenses (as set forth in Note 12), general and administrative expenses, along with asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 12). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company's conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending December 31, 2006. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2007, June 30, 2007 and September 30, 2007. See Note 12, “Related Party Transactions—Fees to Affiliates.”

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the three and nine months ended September 30, 2007, the Company incurred independent director fees of $75,250 and $205,750, respectively, which are included in general and administrative expenses in the accompanying financial statements. At September 30, 2007, $75,250 of fees payable to the independent directors was included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 12.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ended December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company elected to treat KBS REIT Holdings as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, the Company revoked its election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. As of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 on January 1, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for tax years ending December 31, 2006, the only tax year which remains subject to examination by major tax jurisdictions as of September 30, 2007.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock equals basic income (loss) per share of common stock as there were no potentially dilutive shares of common stock during the three and nine months ended September 30, 2007 and 2006.

Distributions declared per common share assumes the share was issued and outstanding each day during the three and nine months ended September 30, 2007 and 2006, and are based on a daily distribution for the period of $0.0019178 per share per day. Each day during the period from July 18, 2006 through September 30, 2007 was a record date for distributions.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates commercial properties and invests in real estate-related assets, including real estate loans, and as a result, the Company operates in two business segments. For financial data by segment, see Note 14.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that SFAS 157 will have on its financial statements.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

In June 2007, the FASB cleared for issuance the Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting, Investment Companies, and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide, Investment Companies, may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 initially applied to periods beginning on or after December 15, 2007. In October 2007, the FASB issued an Exposure Draft to delay the effective date of SOP 07-1 indefinitely.

3. REAL ESTATE

As of September 30, 2007, the Company’s real estate portfolio was comprised of approximately 16.6 million rentable square feet with a weighted average occupancy of 95%. The properties are located throughout the United States. The following table provides summary information regarding the properties the Company owned as of September 30, 2007 (in thousands):

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net
Properties Held Through Wholly Owned Subsidiaries

Opus National Industrial Portfolio
Cardinal Health	07/07	Champlin	MN	$13,310	$(82)	$13,228
Cedar Bluffs Business Center	07/07	Eagan	MN	6,627	(55)	6,572
Crystal Park II-Buildings D & E	07/07	Round Rock	TX	20,636	(205)	20,431
Corporate Express	07/07	Arlington	TX	9,324	(62)	9,262
Park 75-Dell	07/07	West Chester	OH	18,692	(126)	18,566
Plainfield Business Center	07/07	Plainfield	IN	17,359	(160)	17,199
Hartman Business Center One	07/07	Austell	GA	16,805	(105)	16,700
Rickenbacker IV-Medline	07/07	Groveport	OH	16,907	(152)	16,755
Advo-Valassis Building	07/07	Van Buren	MI	9,019	(57)	8,962

				128,679	(1,004)	127,675
Sabal Pavilion Building	07/06	Tampa	FL	25,839	(1,855)	23,984
Plaza in Clayton	09/06	Saint Louis	MO	94,116	(5,070)	89,046
Southpark Commerce Center II Buildings	11/06	Austin	TX	30,161	(1,635)	28,526
825 University Avenue Building	12/06	Norwood	MA	31,249	(1,034)	30,215
Midland Industrial Buildings	12/06	McDonough	GA	35,618	(853)	34,765
Crescent Green Buildings	01/07	Cary	NC	48,734	(2,062)	46,672
625 Second Street Building	01/07	San Francisco	CA	51,844	(1,638)	50,206
Sabal VI Building	03/07	Tampa	FL	17,820	(472)	17,348
The Offices at Kensington	03/07	Sugar Land	TX	28,894	(794)	28,100
Royal Ridge Building	06/07	Alpharetta	GA	36,706	(496)	36,210
9815 Goethe Road Building	06/07	Sacramento	CA	17,242	(218)	17,024
Bridgeway Technology Center	06/07	Newark	CA	46,024	(587)	45,437
Plano Corporate Center I & II	08/07	Plano	TX	50,617	(332)	50,285
2200 West Loop South Building	09/07	Houston	TX	38,465	(69)	38,396

Total Properties Held Through Wholly Owned Subsidiaries				682,008	(18,119)	663,889

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net
Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	08/07	Commerce City	CO	10,673	(49)	10,624
74 Griffin Street South	08/07	Bloomfield	CT	22,995	(377)	22,618
85 Moosup Pond Road	08/07	Plainfield	CT	25,761	(198)	25,563
555 Taylor Road	08/07	Enfield	CT	82,770	(1,189)	81,581
15 & 30 Independence Drive	08/07	Devens	MA	32,580	(109)	32,471
50 Independence Drive	08/07	Devens	MA	13,954	(71)	13,883
1040 Sheridan	08/07	Chicopee	MA	4,137	(31)	4,106
1045 Sheridan	08/07	Chicopee	MA	3,692	(37)	3,655
151 Suffolk Lane	08/07	Gardner	MA	3,672	(36)	3,636
1111 Southampton Road	08/07	Westfield	MA	30,214	(349)	29,865
100 & 111 Adams Road	08/07	Clinton	MA	40,816	(306)	40,510
100 Simplex Drive	08/07	Westminster	MA	25,318	(443)	24,875
495-515 Woburn	08/07	Tewksbury	MA	69,316	(520)	68,796
480 Sprague Street	08/07	Dedham	MA	15,398	(146)	15,252
625 University Avenue(1)	08/07	Norwood	MA	1,458	(55)	1,403
57-59 Daniel Webster Highway	08/07	Merrimack	NH	24,255	(289)	23,966
133 Jackson Avenue	08/07	Jamestown	NY	10,322	(48)	10,274
1200 State Fair Boulevard	08/07	Geddes	NY	17,504	(71)	17,433
3407 Walters Road	08/07	Van Buren	NY	9,354	(39)	9,315
851 Beaver Drive	08/07	Du Bois	PA	7,385	(30)	7,355
Shaffer Road and Route 255	08/07	Du Bois	PA	11,219	(51)	11,168
9700 West Gulf Bank Road	08/07	Houston	TX	11,557	(221)	11,336
1000 East I-20	08/07	Abilene	TX	10,159	(40)	10,119
2200 South Business 45	08/07	Corsicana	TX	40,652	(520)	40,132

Total Properties Held Through Consolidated Joint Venture				525,161	(5,225)	519,936

Total Properties Held by Wholly Owned Subsidiaries or Consolidated Joint Venture				$1,207,169	$(23,344)	$1,183,825

(1)	The joint venture purchased the rights to a master lease with a remaining term of 15.5 years with respect to this property as part of the National Industrial Portfolio acquisition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Real Estate Acquisitions During the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2007, the Company acquired nine properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, and an 80% membership interest in a joint venture that owns a portfolio totaling approximately 11.4 million rentable square feet and consists of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.5 years with respect to another industrial property. The aggregate purchase price of these properties was $963.6 million plus closing costs. The acquisitions and joint venture membership interest were funded with proceeds from loans from unaffiliated lenders and with proceeds from the Offering. Each acquisition is discussed below.

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

September 30, 2007

(unaudited)

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

Opus National Industrial Portfolio

On July 25, 2007, the Company, through indirect wholly owned subsidiaries, purchased a portfolio of nine distribution and office/warehouse properties located in six states (the “Opus National Industrial Portfolio”) from unaffiliated sellers. The portfolio consists of properties totaling approximately 2.3 million rentable square feet. The purchase price of the Opus National Industrial Portfolio was $124.5 million plus closing costs. As of September 30, 2007, the purchase price allocation is preliminary and is pending the receipt of information necessary to complete the valuation of certain tangible assets.

National Industrial Portfolio

On August 8, 2007, the Company, through an indirect wholly owned subsidiary, joined New Leaf Industrial Partners Fund, L.P. (“New Leaf”) to make an approximately $106.9 million equity investment in New Leaf – KBS JV, LLC (the “JV”), the owner of a portfolio of 23 institutional-quality industrial properties and the holder of a master lease with a remaining term of 15.5 years with respect to another industrial property (the “National Industrial Portfolio”). These properties are located in seven states and contain approximately 11.4 million rentable square feet. The Company owns an 80% membership interest in the JV. Neither New Leaf nor the sellers of the portfolio are affiliated with the Company or the Advisor. The purchase price of the National Industrial Portfolio was $515.9 million plus closing costs. For more information with respect to the JV, see Note 16. As of September 30, 2007, the purchase price allocation is preliminary and is pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets.

Plano Corporate Center I & II

On August 28, 2007, the Company, through an indirect wholly owned subsidiary, purchased two three-story office buildings containing 308,038 rentable square feet (“Plano Corporate Center I & II”) from an unaffiliated seller. Plano Corporate Center I & II is located on two parcels of land totaling approximately 20 acres at 2201 and 2301 West Plano Parkway in Plano, Texas. The purchase price of the Plano Corporate Center I & II was $45.8 million plus closing costs.

2200 West Loop South Building

On September 5, 2007, the Company, through an indirect wholly owned subsidiary, purchased an 11-story office building containing 196,217 rentable square feet with a four-level parking structure (the “2200 West Loop South Building”) from an unaffiliated seller. The 2200 West Loop South Building is located on an approximate 4.3-acre parcel of land at 2200 West Loop South in Houston, Texas. The purchase price of the 2200 West Loop South Building was $35.1 million plus closing costs.

Operating Leases

Substantially all of the Company's real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2007, the leases have remaining terms of up to 12.5 years and may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivable exceeds the amount of its security deposit. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

As of September 30, 2007, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

October 1, 2007 through December 31, 2007	$34,664
2008	89,801
2009	84,178
2010	65,157
2011	49,380
Thereafter	141,670

$464,850

For the three and nine months ended September 30, 2007, the Company earned approximately 10% and 13% of its rental income, respectively, from two tenants in the professional services industry. The leases of these two tenants expire in 2011 and 2012. Further, for the three and nine months ended September 30, 2007, the Company earned approximately 6% and 9% of its rental income, respectively, from one tenant in the information services industry. The lease for this tenant expires in 2009.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS, AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2007, the Company's tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Cost	$120,316	$13,764	$39,462
Accumulated Amortization	(11,182)	(1,061)	(3,033)

Net Amount	$109,134	$12,703	$36,429

2007 Amortization	$10,085	$995	$2,775

The remaining unamortized balance for these intangible assets will be amortized as follows (in thousands):

October 1, 2007 through December 31, 2007	$10,595	$694	$2,914
2008	32,077	2,720	9,447
2009	24,340	2,690	7,753
2010	14,361	2,656	5,051
2011	7,954	1,065	3,430
Thereafter	19,807	2,878	7,834

	$109,134	$12,703	$36,429

Weighted-Average Amortization Period	5.0 years	5.97 years	3.65 years

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE

As of September 30, 2007, the Company, through wholly owned subsidiaries, had invested in three mezzanine real estate loans, a partial ownership interest in two mezzanine real estate loans, a partial ownership interest in a senior mortgage loan and had originated three mortgage loans, as follows (in thousands):

	September 30, 2007	December 31, 2006
First and Second Tribeca Mezzanine Loans	$46,720	$13,798
Tribeca Senior Mortgage Participation	24,493	—
Sandmar Mezzanine Loan	8,000	—
Park Central Mezzanine Loan	15,000	—
200 Professional Drive Loan Origination	7,452	—
Lawrence Village Plaza Loan Origination	6,159	—
11 South LaSalle Loan Origination	21,899	—
One Madison Park Mezzanine Loan	21,000	—

	$150,723	$13,798

During the three and nine months ended September 30, 2007, the Company earned $4.3 million and $7.4 million, respectively, in interest income from its interests in real estate loans, of which $1.5 million was receivable at September 30, 2007. During the three and nine months ended September 30, 2007, the Company also amortized as an increase to interest income, $0.1 million and $0.2 million, respectively, of fees related to the buydown of the interest rates on the First and Second Tribeca Mezzanine Loans, 200 Professional Drive Loan Origination, Lawrence Village Plaza Loan Origination, and 11 South LaSalle Loan Origination and amortized, as an offset against interest income, $0.2 million and $0.4 million, respectively, of closing costs related to the purchase of these real estate loans.

The following is a schedule of maturities for all real estate loans receivable for the years ending December 31, (in thousands):

October 1, 2007 Through December 1, 2007	$—
2008	86,213
2009	28,452
2010	28,058
2011	—
Thereafter	8,000

$150,723

Investments in Tribeca Loans

As of September 30, 2007, the Company had invested an aggregate of $46.7 million in two mezzanine loans and $24.5 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a ten-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”). As of September 30, 2007, the Company’s investments in the Tribeca loans represented approximately 5% of the Company’s total assets. Interest income from the Company’s investments in the Tribeca loans represented approximately 11% of the Company’s total revenues for both the three and nine months ended September 30, 2007.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

As of September 30, 2007, over 60% of the condominiums in the Tribeca Building were under contract based on both the total number of units available for sale (65 units) and the square feet represented by those units, subject to the construction being completed by the developer. As the property has no operations and is under construction, no meaningful financial statements are available for the underlying property.

The Tribeca Mezzanine Loans

On July 18, 2006, the Company purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, the Company remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of September 30, 2007, the Company had funded approximately $2.5 million of these costs and the total balance outstanding under the First Tribeca Mezzanine Loan was approximately $15.5 million.

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to 30-day LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At September 30, 2007, the 30-day LIBOR rate was 5.1238%. In connection with the acquisition of the Second Tribeca Mezzanine Loan (defined below), the initial maturity date of the First Tribeca Mezzanine Loan was changed from March 1, 2008 to May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. Per the loan agreement, prior to satisfaction of the loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. The First Tribeca Mezzanine Loan is expected to be used to fund costs related to the conversion of the Tribeca Building.

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

The First and Second Tribeca Mezzanine Loans are subordinate to senior mortgage loans totaling approximately $103.2 million and a $25.0 million senior mezzanine loan, of which approximately $123.0 million of the senior notes were outstanding as of September 30, 2007. As described below, on June 28, 2007, the Company purchased a participation interest in the senior mortgage loans.

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

September 30, 2007

(unaudited)

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

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of September 30, 2007, all amounts under the three mortgage loans had been advanced, except that only $32.6 million of the $37.9 million building mortgage loan had been advanced. Under the Senior Mortgage Participation, the Company is obligated to fund 25% of the $5.3 million that remains unfunded under the building mortgage loan as of September 30, 2007. The borrower under each of the three mortgage loans is the Fee Owner (defined above). Neither the Company nor the Advisor is affiliated with the Fee Owner.

The $98.0 million currently outstanding under senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.70%, including the interest rate on the “interest-only” participation in the mortgage loans. The future funding obligation under the building mortgage loan will bear interest at 30-day LIBOR plus 3.00%. The initial maturity date of the senior mortgage loans is May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity.

The remaining 75% interest in the three senior mortgage loans is held by AIG Annuity Insurance Company and the remaining 75% interest in the “interest-only” participation in these three mortgage loans is held by AIG Mortgage Capital LLC. The Company’s right to repayment under the Senior Mortgage Participation is pari passu with that of the other noteholders.

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

September 30, 2007

(unaudited)

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

The borrower under the Park Central Mezzanine Loan is W2001 Park Central Hotel Senior Mezz, LLC. Neither the Company nor the Advisor are affiliated with the borrower. The Park Central Mezzanine Loan bears interest at a floating rate of 30-day LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. Prior to the maturity date, the borrower under the Park Central Mezzanine Loan is required to make monthly interest-only payments to the holders of the mezzanine loan, with the outstanding principal balance being due on the maturity date. The loan is prepayable in full (i) during the first twelve months of the term, upon payment of a spread maintenance fee plus a 1.0% prepayment premium; (ii) during the thirteenth month through the eighteenth month of the term, upon payment of a 1.0% prepayment premium; and (iii) without penalty after the eighteenth month of the term.

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

The Park Central Mezzanine Loan is secured by, among other things, a pledge by the borrower of its interests in the limited liability company that holds title to the Park Central Hotel. The pledge agreement entered into by the borrower provides that in the event of default under the Park Central Mezzanine Loan, the holders of the mezzanine loan may exercise their rights and remedies against the borrower. Under the Park Central Mezzanine Loan Noteholders’ Agreement certain major decisions of the mezzanine lender require the approval of all the holders of the Park Central Mezzanine Loan. If any holder of a minority interest in the Park Central Mezzanine Loan objects to the majority's decision regarding a major decision, the holders of a majority of the interests may elect to either (i) sell all of their interest in the Park Central Mezzanine Loan to the objecting minority holder or (ii) purchase the objecting minority holder's interest in the Park Central Mezzanine Loan. The price for the purchase or sale, as applicable, is to be based on the fair market value of the interests being sold. The objecting minority holder may then (i) accept the offer, (ii) make a counter proposal of the price based on an opinion of a qualified broker, or (iii) reject the offer, which would be a withdrawal of its objection to the major decision. If there is an acceptance of the offer or a counter proposal, the majority then has the right to (i) accept the offer at the agreed upon price, (ii) if the minority holder made a counteroffer, accept the offer but elect to have the final price be the average of the original price and the broker's price, or (iii) withdraw their original offer. With respect to certain “bad boy” acts, amounts outstanding under the Park Central Mezzanine Loan are guaranteed by Whitehall Street Global Real Estate Limited Partnership 2001, an entity with an indirect interest in the borrower, and Devon (DE) Capital LLC.

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

200 Professional Drive Loan Origination

On July 31, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive, a 60,528 square foot office property in Gaithersburg, Maryland (the “200 Professional Drive Mortgage Loan”). As of September 30, 2007, $7.5 million of the loan had been funded, and the remaining $3.0 million will be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower to repay current mortgages, provide for future tenant improvements and leasing commissions and to provide funds for renovation. The 200 Professional Drive Mortgage Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 5.0%.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Lawrence Village Plaza Loan Origination

On August 6, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior mortgage loan of up to $8.3 million on Lawrence Village Plaza, a 294,675 square foot retail property in New Castle, Pennsylvania (the “Lawrence Village Plaza Mortgage Loan”). As of September 30, 2007, $6.2 million of the loan had been funded with $2.1 million remaining to be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower for the acquisition of such property, funding for rehabilitation, tenant improvements, lease commissions and other closing costs. The Lawrence Village Plaza Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.5%.

11 South LaSalle Loan Origination

On August 8, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”), a 35-story office building containing 329,271 square feet located in Chicago, Illinois (the “11 South LaSalle Building”). As of September 30, 2007, $21.9 million of the loan had been funded with $21.4 million remaining to be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower for payment of existing debt, tenant improvements and commissions and the renovation and repositioning of the 11 South LaSalle Building. The 11 South LaSalle Building is located within the Central Loop area of the Chicago Central Business District.

The 11 South LaSalle Mortgage Loan bears interest at a variable annual rate of 295 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.95%. The maturity date of the 11 South LaSalle Mortgage Loan is September 1, 2010, with one 12-month extension option upon satisfaction of certain conditions, including payment of a nonrefundable extension fee equal to 0.5% of the outstanding principal balance on the loan, satisfaction of the 80% maximum loan-to-value test at the time of extension and, if required, funding of an interest reserve account for the extension period. Payments on the loan prior to maturity are interest-only except as described below. The 11 South LaSalle Mortgage Loan may not be prepaid (in whole or in part) prior to the date of the first anniversary of the loan closing. After the date of the first anniversary of the loan closing and continuing until the date of the second anniversary of the loan closing, the 11 South LaSalle Mortgage Loan may be prepaid in whole (but not in part) upon payment of a spread maintenance premium equal to the product of (i) the total number of days between the payment date on which the prepayment occurs and the date that is the last day of the 24th month after the date of the promissory note divided by 360, (ii) 295 basis points and (iii) $43.3 million. After the second anniversary of the loan closing, prepayment of the 11 South LaSalle Mortgage Loan in whole or in part is permitted without the payment of the spread maintenance premium or other prepayment premium or fee. The 11 South LaSalle Mortgage Loan is secured by the 11 South LaSalle Building, and the Prime Group, Inc. has guaranteed the payment obligations under the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Investment in the One Madison Park Mezzanine Loan

On September 24, 2007, the Company, through an indirect wholly owned subsidiary, purchased a $21.0 million interest in a $42.0 million mezzanine real estate loan (the “One Madison Park Mezzanine Loan”) from Column Financial, Inc., which is not affiliated with the Company or the Advisor. The purchase price of the Company’s interest in the One Madison Park Mezzanine Loan was $21.0 million subject to closing adjustments. The One Madison Park Mezzanine Loan is now owned by two noteholders, including the Company, each with a pari passu interest.

The borrowers under the One Madison Park Mezzanine Loan are Slazer Enterprises Senior LLC, Madison Park Group Senior LLC, JMJS 23rd Street Realty Senior LLC and FKF Madison Group Senior LLC. Neither the Company nor the Advisor is affiliated with the borrowers. The One Madison Park Mezzanine Loan bears interest at a floating rate of 30-day LIBOR plus the applicable spread which is (i) from the closing date through and including the initial maturity date, 611 basis points, and (ii) for the extension period, 661 basis points. The One Madison Park Mezzanine Loan has an initial maturity date of January 9, 2009 with an option to extend the maturity date to July 9, 2009. At September 30, 2007, the 30-day LIBOR rate was 5.1238%. Prior to maturity, the borrowers under the One Madison Park Mezzanine Loan are required to make monthly interest-only payments to the holders of the mezzanine real estate loan, with the outstanding principal balance being due at maturity. The borrowers are expected to use the One Madison Park Mezzanine Loan as part of the initial project funding. The One Madison Park condominium project is a proposed development of a 50-story luxury residential mixed-use building containing a total of 95 residential apartments and a retail component located at grade level, which will contain a total of approximately 3,647 square feet. The project is located at 20-24 East 23rd Street and 23 East 22nd Street in Manhattan near Madison Square Park in New York, New York.

The One Madison Park Mezzanine Loan is secured by, among other things, a pledge by the borrowers of all such borrowers’ right, title and interests in the limited liability companies that hold title to the One Madison Park condominium project. The pledge agreement entered into by the borrowers provides that in the event of default under the One Madison Park Mezzanine Loan, the holders of the mezzanine loan may exercise their rights and remedies against the borrowers. With respect to certain “bad boy” acts, amounts outstanding under the One Madison Park Mezzanine Loan are guaranteed by Ira J. Shapiro and Marc Jacobs.

There is up to $125.4 million of senior financing related to the One Madison Park condominium project. As of September 30, 2007 approximately $15.7 million of the $125.4 million of senior financing had been drawn. The senior financing, composed of an acquisition loan, building loan and project loan, is secured by a mortgage for each loan on the One Madison Park condominium project. The senior loans have a maturity date of January 9, 2009 with an option to extend the maturity date to July 9, 2009. Pursuant to an amended and restated intercreditor agreement, the Company’s right to payment under the One Madison Park Mezzanine Loan is subordinate to the right to payment of the lender under the senior mortgage loans. The amended and restated intercreditor agreement provides that in the event of a default under the One Madison Park Mezzanine Loan, the holders of the One Madison Park Mezzanine Loan may foreclose on the borrowers’ membership interests in the limited liability companies that hold title to the property subject to the satisfaction of transfer provisions set forth in the amended and restated intercreditor agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

6.	MARKETABLE SECURITIES

The following table shows fair value and gross unrealized losses of the Company’s marketable securities that are not deemed to be other-than-temporary impairments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Holding Period of Gross Unrealized Losses of Marketable Securities
	(in thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial mortgage-backed securities	$16,600	$(1,084)	$—	$—	$16,600	$(1,084)

On April 19, 2007, the Company purchased CMBS with a face amount of approximately $17.8 million at an $88,849 discount. These securities have a coupon rate of 30-day LIBOR plus 2.30%. As of September 30, 2007, the amortized cost of this investment and the fair value of this investment were approximately $17.7 million and $16.6 million, respectively. The Company recognized an unrealized loss of approximately $1.1 million related to this investment for the three months ended September 30, 2007, which is included in other comprehensive loss on the accompanying consolidated balance sheet as of September 30, 2007. The unrealized loss as of September 30, 2007 was not deemed to be an other-than-temporary impairment based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for the recovery in the fair value. The Company determined that these gross unrealized losses resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of September 30, 2007, management determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protect its ability to recover the investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment have not been adversely impacted by the deterioration in the creditworthiness of the specific CMBS issuers.

7.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Tenant receivables, net of allowance for doubtful accounts of $131 and $14 as of September 30, 2007 and December 31, 2006, respectively	$2,217	$326
Interest receivable on real estate loans receivable	1,456	159
Interest receivable on cash and cash equivalents	124	166
Interest receivable on marketable securities	98	—
Deferred rent	1,311	101

	$5,206	$752

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

8.	DEFERRED FINANCING COSTS AND PREPAID AND OTHER ASSETS

Deferred financing costs and prepaid and other assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Deferred financing costs, net of accumulated amortization of $1,629 and $178 as of September 30, 2007 and December 31, 2006, respectively	$12,566	$939
Escrow deposits	2,576	1,162
Prepaid insurance	2,082	26
Closing costs on loans receivable, net of accumulated amortization of $440 and $71 as of September 30, 2007 and December 31, 2006, respectively	1,032	181
Investment in master lease, net of accumulated amortization of $107 as of September 30, 2007	13,251	—
Other assets and prepaid expenses	413	334

	$31,920	$2,642

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Accounts payable and other accrued liabilities	$6,807	$1,178
Real estate taxes payable	5,073	—
Accrued interest expense	3,171	661

	$15,051	$1,839

10.	OTHER LIABILITIES

Other liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Rental security deposits	$3,739	$196
Deferred income and other	1,165	425

	$4,904	$621

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

11.	NOTES PAYABLE

Notes payable, all of which are interest-only loans, consist of the following as of September 30, 2007 (in thousands):

	Principal	Effective Interest Rate(1)	Fixed/Variable Interest Rate	Maturity (2)
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	August 1, 2036

Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016

Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016

825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013

Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011

Crescent Green Building - Mortgage Loan	32,400	5.6800%	Fixed	February 1, 2012

625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014

Sabal VI Building - Mortgage Loan	11,040	5.9250%	Fixed	October 1, 2011

Sabal VI Building - Mezzanine Loan	3,000	6.9725%	Variable	May 5, 2008

The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014

Bridgeway Technology Center - Mortgage Loan	26,824	6.0700%	Fixed	August 1, 2013

Marketable Securities - Repurchase Agreement	13,261	6.3247%	Variable	January 23, 2008

Unsecured Bridge Loan	52,134	6.6361%	Variable	October 24, 2007

Royal Ridge Building - Mortgage Loan	21,718	5.9600%	Fixed	September 1, 2013

Plano Corporate Center I & II - Mortgage Loan	30,591	5.9000%	Fixed	September 1, 2012

2200 West Loop South Building - Mortgage Loan	17,426	5.8900%	Fixed	October 1, 2014

Cardinal Health, Corporate Express, & Hartman Business Center - Mortgage Loan	20,900	5.5600%	Fixed	October 1, 2013

Cedar Bluffs - Mortgage Loan	4,627	5.8600%	Fixed	July 1, 2011

National Industrial Portfolio - Mortgage Loan (3)	315,000	6.6447%	Variable	August 9, 2009

National Industrial Portfolio - Mezzanine Loan (3)	116,000	6.6447%	Variable	August 9, 2009

	$855,071

(1)	Represents the effective interest rate as of September 30, 2007.
(2)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.
(3)	Held through a consolidated joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

During the three and nine months ended September 30, 2007, the Company incurred $9.7 million and $16.2 million, respectively, of interest expense, of which $1.8 million was payable at September 30, 2007. The Company also incurred $1.0 million and $1.4 million of amortization of deferred financing costs, which is included in interest expense for the three and nine months ended September 30, 2007, respectively.

The following is a schedule of maturities for all notes payable for the years ending December 31, (in thousands):

October 1, 2007 through December 31, 2007	$52,134
2008	16,261
2009	431,000
2010	—
2011	39,717
Thereafter	315,959

$855,071

During the nine months ended September 30, 2007, the Company entered into the following financings related to its real property portfolio and its marketable securities.

Crescent Green Buildings Financing

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Crescent Green Buildings. The Company obtained a five-year mortgage loan from a financial institution in the amount of approximately $32.4 million at a fixed rate of 5.18% per annum for the first two years, based on the payment of approximately $0.3 million to buy down the interest rate for the first two years, and 5.68% thereafter. The effective interest rate as of September 30, 2007, after consideration of amortization of fees related to the interest rate buydown, was 5.68%. The loan matures on February 1, 2012. The Company also obtained an $8.4 million mezzanine loan from a financial institution secured by a 100% equity interest in its indirect wholly owned subsidiary that holds title to the Crescent Green Buildings. The interest rate for the first full eight months was 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter. The mezzanine loan had a maturity date of January 31, 2008. The mezzanine loan was repaid on March 31, 2007.

625 Second Street Building Financing

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the 625 Second Street Building. The Company obtained a seven-year mortgage loan from a financial institution in the amount of approximately $33.7 million at a fixed rate of 5.85% per annum. The loan matures on February 1, 2014.

Sabal VI Building Financing

On March 5, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Sabal VI Building. The Company obtained a 4.5 year mortgage loan from a financial institution in the amount of approximately $11.0 million at a fixed rate of 5.14% per annum for the first two years, based on the payment of approximately $0.2 million to buy down the interest rate for the first two years, and 5.84% thereafter. The effective interest rate as of September 30, 2007, after consideration of amortization of fees related to the interest rate buydown, was 5.925%. The loan matures on October 1, 2011.

On July 23, 2007, the Company, through an indirect wholly owned subsidiary, completed the funding of the mezzanine financing on the Sabal VI Building. The Company obtained a one-year mezzanine loan from a financial institution in the amount of approximately $3.0 million that matures on May 5, 2008. The loan bears interest at a variable rate. The interest rate for the first full eight months is 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

The Offices at Kensington Financing

On March 29, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Offices at Kensington. The Company obtained a seven-year mortgage loan from a financial institution in the amount of approximately $18.5 million at a fixed rate of 5.52% per annum. The loan matures on April 1, 2014.

Bridgeway Technology Center Financing

On July 20, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of Bridgeway Technology Center. The Company obtained six-year financing from a financial institution in the amount of approximately $26.8 million at a fixed interest rate of 6.07% per annum. The loan matures on August 1, 2013.

Repurchase Agreement Financing

On July 24, 2007, the Company entered into a repurchase agreement with a financial institution. Under this agreement, the Company sold its marketable securities with a face amount of $17.8 million to the financial institution and obtained approximately $13.3 million of financing in return. The Company agreed to repurchase the marketable securities on January 23, 2008. The financial institution purchased the marketable securities at a percentage of their value on the date of origination of the repurchase agreement, which is the purchase rate. The Company will pay interest to the financial institution at 30-day LIBOR plus 85 basis points. For financial reporting purposes, the Company characterizes all of the borrowing under the repurchase agreement as balance sheet financing.

Bridge Loan Financing

On July 24, 2007, the Operating Partnership entered into a $76.4 million unsecured, short-term bridge loan agreement (the “Bridge Loan”) with a financial institution. The entire $76.4 million borrowed under the Bridge Loan was used to finance a portion of the Opus National Industrial Portfolio. The Bridge Loan has a maturity date of October 24, 2007. Pursuant to the Bridge Loan agreement, the Operating Partnership borrowed $76.4 million at an interest rate of 125 basis points over 30-day LIBOR. Based on the purchase of 30-day LIBOR contracts, the interest rate was fixed at 6.57% for the first 30-day term, 6.76% for the second 30-day term, and 6.38% for the last 30-day term of the Bridge Loan. The Operating Partnership may prepay the principal of the loan prior to the end of the 30-day period with a prepayment penalty equal to the present value (using a discount rate of LIBOR as of the prepayment date) of (i) the amount of interest that would have accrued for the remainder of the 30-day period at an interest rate equal to the fixed rate in effect, less (ii) the amount of interest that would have accrued for the remainder of the 30-day period at an interest rate equal to LIBOR as of the prepayment date. The Bridge Loan requires interest-only payments during the term of the loan.

The Bridge Loan is guaranteed by the Company. During the term of the guaranty, the Company has agreed to (a) cause the Company and its subsidiaries to comply with certain financial covenants related to its net worth, ratio of total liabilities to gross asset value, ratio of EBITDA to fixed charges, and total amount of unfunded commitments and (b) certain restrictions regarding its distributions, those of the Operating Partnership and the indebtedness of the Company and its subsidiaries.

On September 21, 2007, the Company made a payment against the principal balance of the loan in the amount of approximately $24.3 million. The loan paydown was funded with proceeds obtained from the September 20, 2007 secured financing of three properties in the portfolio: the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center One. For more information with respect to the secured financing of these properties, see “Cardinal Health, Corporate Express and Hartman Business Center Financing” below.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Financing of the National Industrial Portfolio

On August 8, 2007, in connection with the acquisition of the National Industrial Portfolio, the JV obtained $315.0 million of secured financing (the “Mortgage Loan”) from a financial institution and the JV obtained $116.0 million of mezzanine financing (the “Mezzanine Loan A”) from the same financial institution. In addition the JV obtained an additional $20.0 million of mezzanine financing (the “Mezzanine Loan B” and, together with the Mezzanine Loan A, the “Mezzanine Loans”) from the same financial institution. As of September 30, 2007, no funds had been drawn on the Mezzanine Loan B.

The Mortgage Loan bears interest at a floating rate equal to 115 basis points (the “Spread”) over 30-day LIBOR, adjusted on a monthly basis, and matures on August 9, 2009, subject to the JV’s right to extend the maturity date for up to three additional years. The Mezzanine Loans also bear interest at a floating rate equal to 115 basis points (the “Mezzanine Spread”) over 30-day LIBOR, adjusted on a monthly basis, and mature on August 9, 2009, subject to the JV’s right to extend the maturity date for up to three additional years. In addition, the lender may increase the Spread or the Mezzanine Spread if it determines, in its sole discretion, that an increase is advisable to ensure the sale, transfer or assignment of the loans or interests in the loans, provided that the weighted average of the Spread and the Mezzanine Spread may not exceed 125 basis points.

The JV may prepay the Mortgage Loan and the Mezzanine Loans together, pro rata, with (i) a prepayment premium equal to (a) if the prepayment occurs on or prior to August 15, 2008, 0.5% of the principal amount being prepaid, (b) if the prepayment occurs after August 15, 2008 and on or prior to February 15, 2009, 0.25% of the principal amount being prepaid and (c) if the prepayment occurs after February 15, 2009, 0% of the principal amount being prepaid and (ii) a spread premium equal to the present value of the interest that would have been payable if there were no prepayment, assuming an interest rate equal to the Spread or Mezzanine Spread, as applicable, discounted at 30-day LIBOR as of the date of the prepayment; provided, however, no prepayment premium or spread premium will be due in connection with prepayments of the first $63,000,000 of the Mortgage Loan or $27,200,000 of the Mezzanine Loans, regardless of when such prepayments are made.

The Mortgage Loan is secured by a first priority lien on the National Industrial Portfolio properties. The Mezzanine Loans are secured by a pledge of 100% of the ownership interests in wholly owned subsidiaries of the JV that directly or indirectly own the National Industrial Portfolio properties. The Mortgage Loan and the Mezzanine Loans are non-recourse to the Company.

Royal Ridge Building Financing

On August 10, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Royal Ridge Building. The Company obtained six-year financing from a financial institution in the amount of approximately $21.7 million at a fixed interest rate of 5.96% per annum. The loan matures on September 1, 2013.

Plano Corporate Center I & II Financing

On August 28, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of Plano Corporate Center I & II. The Company obtained five-year financing from a financial institution in the amount of approximately $30.6 million at a fixed rate of 5.90% per annum. The loan matures on September 1, 2012.

2200 West Loop South Building Financing

On September 5, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the 2200 West Loop South Building. The Company obtained seven-year financing from a financial institution in the amount of approximately $17.4 million at a fixed rate of 5.89% per annum. The loan matures on October 1, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Cardinal Health, Corporate Express and Hartman Business Center Financing

On September 20, 2007, the Company, through two wholly owned subsidiaries, completed the secured financing of three distribution and office/warehouse properties containing 706,773 rentable square feet located in Minnesota, Texas and Georgia (the “Cardinal Health Building,” the “Corporate Express Building” and the “Hartman Business Center One,” respectively). The Company acquired the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center One on July 25, 2007 as part of its acquisition of the Opus National Industrial Portfolio. The Company obtained six-year financing from a financial institution in the amount of approximately $20.9 million at a fixed interest rate of 5.56% per annum (the “Cardinal Health, Corporate Express and Hartman Business Center - Mortgage Loan”). The loan matures on October 1, 2013.

In connection with the Cardinal Health, Corporate Express and Hartman Business Center - Mortgage Loan, the Company entered into a collateral substitution agreement which provides that upon payment of a collateral substitution fee of $10,000, the Company may substitute replacement property of equal or greater value as security for the loan, including without limitation ADP Plaza. The Company entered into an agreement to acquire ADP Plaza on August 7, 2007 (as discussed in Note 17).

12.	RELATED PARTY TRANSACTIONS

Fees to Affiliates

Upon the launch of the Offering, the Company executed a Dealer Manager Agreement with the Dealer Manager on January 27, 2006 and entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2008. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

Pursuant to the terms of the agreements described above, the Company has incurred the following related-party costs for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Selling commissions (1)	$10,432	$31,050
Dealer-manager fees (1)	6,326	19,113
Reimbursements of organization and offering costs (1) (2)	1,272	2,838
Acquisition fees (3)	5,109	7,516
Asset-management fees	1,481	2,847

	$24,620	$63,364

(1)	Commissions, dealer-manager fees and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated financial statements.
(2)

Reimbursements of organization and offering costs represent the portion of the Company's organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs related to the Offering of $1.8 million and $4.9 million for the three and nine months ended September 30, 2007, respectively, including both organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were subsequently reimbursed by the Company.

(3)

Represents acquisition fees related to purchases of real estate and real estate-related investments during the three and nine months ended September 30, 2007. The acquisition fees for the real estate loans receivable are capitalized as other assets in the accompanying consolidated financial statements and amortized over the life of the loans.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and nine months ended September 30, 2007.

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

September 30, 2007

(unaudited)

Form of Compensation	Amount
Asset Management Fee*

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments, provided that with respect to the Company's investment in the JV that owns the National Industrial Portfolio, the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the JV investment, which equals the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the JV, inclusive of expenses related thereto, and the amount of any outstanding debt associated with such properties and the JV and (ii) the percentage that represents the Company’s economic interest in the JV.

Although the asset management fees earned by the Advisor through September 30, 2007 have been accrued for and expensed in the appropriate period in the Company’s financial statements, the Advisor has deferred, without interest, payment of the asset management fees it has earned from July 2006 through September 2007. Per the terms of the advisory agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Form of Compensation	Amount
Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor. At September 30, 2007, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company's board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

*	The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company's conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending December 31, 2006. The Company's total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2007, June 30, 2007 and September 30, 2007.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Due to Affiliates

In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending October 31, 2007 exceeds the amount of the Company’s funds from operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through October 31, 2007. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. At September 30, 2007, the Advisor had advanced $1.6 million to the Company, all of which is outstanding, for the payment of distributions and to cover its expenses, excluding depreciation and amortization, in excess of its revenues, which is included in due to affiliates on the accompanying balance sheet.

The remaining $3.8 million in due to affiliates at September 30, 2007 relates to $3.2 million of accrued but unpaid asset management fees due to the Advisor and $0.6 million of sales commissions and dealer manager fees due to the Dealer Manager. Although the $3.2 million of asset management fees earned by the Advisor for the months of July 2006 through September 2007 have been accrued for and expensed in the appropriate periods in the Company’s financial statements, the Advisor has deferred, without interest, payment of these asset management fees. Per the terms of the advisory agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine.

13.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2007 and 2006, as if all the Company’s acquisitions that were completed during the year ending December 31, 2006 and nine months ended September 30, 2007 were completed as of January 1, 2006. As of September 30, 2007, the Company owned ten office buildings, one light industrial property, two corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.5 years with respect to another industrial property. In addition, the Company owns three mezzanine real estate loans, a partial ownership interest in two mezzanine real estate loans, and a partial ownership interest in a senior mortgage loan. The Company has also originated three secured loans. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2006, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$33,782	$31,647	$104,801	$93,076

Depreciation and amortization	$(13,587)	$(12,374)	$(39,474)	$(37,069)

Net Loss	$(18,952)	$(5,444)	$(20,719)	$(14,312)

Loss per common share, basic and diluted	$(0.31)	$(0.09)	$(0.34)	$(0.24)

Weighted-average number of common shares outstanding	60,838,792	60,838,792	60,838,792	60,838,792

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

14.	SEGMENT INFORMATION

The Company presently operates in two business segments in the real estate markets: real property investments and investments in real estate-related assets. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses.

The following tables summarize total revenues and net loss for each reportable segment for the three and nine months ended September 30, 2007 and 2006 and total assets and total liabilities for each reportable segment as of September 30, 2007 and December 31, 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total Revenues
Real Property Investments Segment	$24,016	$876	$42,523	$876
Real Estate-Related Assets Segment	4,263	350	7,406	350
Corporate-Level Accounts	—	—	—	—

Consolidated Total Revenues	$28,279	$1,226	$49,929	$1,226

Net Income (Loss)
Real Property Investments Segment	$(4,529)	$(248)	$(6,769)	$(248)
Real Estate-Related Assets Segment	4,457	192	7,887	192
Corporate-Level Accounts	(1,342)	(473)	(2,303)	(936)

Consolidated Net Loss	$(1,414)	$(529)	$(1,185)	$(992)

	September 30, 2007	December 31, 2006
Total Assets
Real Property Investments Segment	$1,245,586	$220,107
Real Estate-Related Assets Segment	170,412	14,330
Corporate-Level Accounts (1)	96,216	48,778

Consolidated Total Assets	$1,512,214	$283,215

Total Liabilities
Real Property Investments Segment	$895,769	$186,336
Real Estate-Related Assets Segment	14,075	124
Corporate-Level Accounts (2)	10,697	2,730

Consolidated Total Liabilities	$920,541	$189,190

(1)

Total assets in the corporate-level accounts consisted primarily of offering proceeds being held in the form of cash and cash equivalents of approximately $93.4 million and $47.0 million as of September 30, 2007 and December 31, 2006, respectively, for future real estate investments.

(2)

As of September 30, 2007 and December 31, 2006, total liabilities consisted primarily of amounts due to affiliates for commissions, dealer manager fees, and reimbursements of organizational and offering costs and distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

15.	COMMITMENTS AND CONTINGENCIES

Properties Under Purchase Contract

Patrick Henry Corporate Center

On September 19, 2007, the Company, through an indirect wholly owned subsidiary, entered into an agreement to acquire a four-story office building (“Patrick Henry Corporate Center”) totaling 98,883 rentable square feet for a purchase price of $18.6 million plus closing costs. The Company will be obligated to purchase the property only after satisfactory completion of agreed-upon closing conditions. There can be no assurance that the Company will acquire Patrick Henry Corporate Center. In some circumstances, if the Company fails to complete the acquisition, it may forfeit $500,000 of earnest money.

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2007.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. The Company is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Magazine Article

On May 21, 2007, Real Estate Finance & Investment newsweekly published an interview between Institutional Investor, Inc. reporter William Sprouse and Peter M. Bren, who is the Company’s president, the president of the Advisor and the chairman of the board and president of KBS Realty Advisors LLC. The interview was also made available to Real Estate Finance & Investment subscribers on the Institutional Investor, Inc. website on May 21, 2007. If the Company’s involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, the Company could be required to repurchase the shares from investors in the Offering who received the newsweekly article before receiving a written prospectus. Such potential repurchase obligation would last for a period of one year following the date of the alleged violation. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

The Company intends to contest vigorously any claim that a Section 5 violation occurred; nevertheless, the Company can give no assurance that a court would agree with its determination. Because the Company does not know the amount of shares purchased in the Offering, if any, from those who received the newsweekly before receiving a prospectus, the Company cannot know the amount of the Company’s potential liability should a court hold that a Section 5 violation occurred. Therefore, the Company can give no assurance that the ultimate outcome with respect to any such Section 5 claim would not materially adversely affect the Company’s operating results, financial position or liquidity.

Journal Article

The St. Louis Business Journal published an article dated October 27, 2006 related to the Company’s acquisition of the Plaza in Clayton, a 16-story office building containing 325,172 rentable square feet in St. Louis, Missouri. The article included statements about the acquisition and statements about the Company made by the national sales manager of the Dealer Manager. The article is also available on the St. Louis Business Journal’s web site.

If the Dealer Manager’s involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, the Company could be required to repurchase the shares from investors in the Offering who received the article before receiving a written prospectus. Such potential repurchase obligation would last for a period of one year following the date of the alleged violation. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

The Company intends to contest any claim that a Section 5 violation occurred; nevertheless, the Company can give no assurance that a court would agree with its determination. Because the Company does not know the amount of shares purchased in the Offering, if any, from those who received the article before receiving a prospectus, the Company cannot know the amount of the Company’s potential liability should a court hold that a Section 5 violation occurred. Therefore, the Company can give no assurance that the ultimate outcome with respect to any such Section 5 claim would not materially adversely affect the Company’s operating results, financial position or liquidity.

16.	MINORITY INTEREST

On August 8, 2007, the Company entered into an operating agreement with New Leaf for the JV (the “Operating Agreement”). The purpose of the JV, which is managed by New Leaf, is to invest in the National Industrial Portfolio. The Company made an initial capital contribution of approximately $85.5 million and holds an 80% membership interest in the JV. The Company funded its equity investment in the JV with proceeds from the Offering. New Leaf made an initial capital contribution of approximately $21.4 million and owns a 20% membership interest in the JV. Pursuant to the Operating Agreement, the Company and New Leaf may be required to make additional capital contributions to the JV to fund operating reserves or expenses approved by the budget or business plan.

Although New Leaf is the manager of the JV, its authority is limited. It may not cause the JV to undertake activities or incur expenses with respect to the National Industrial Portfolio properties not authorized by the Operating Agreement, the approved budget or the approved business plan, except for (i) certain limited emergency expenditures not to exceed $100,000 in any 12-month period unless necessary to prevent injury and (ii) subject to the restrictions of any of the JV’s loans, costs for any particular approved budget expense line item up to 10% higher than the budgeted amount, provided that the total of such costs does not exceed 5% of the approved budget for the budget period. More specifically, without the Company’s consent, New Leaf may not cause the JV to make certain major decisions (the “Major Decisions”), including but not limited to (i) entering into or amending any loans or financings or refinancing or encumbering any of the National Industrial Portfolio properties, (ii) selling, transferring or otherwise disposing of any of the National Industrial Portfolio properties, (iii) executing any contracts on behalf of the JV unless authorized by the approved budget and terminable without cause on 30 days notice or less, (iv) entering into or amending leases for space in any of the National Industrial Portfolio properties except pursuant to approved guidelines and an approved form, (v) undertaking any construction, environmental remediation or demolition on any of the National Industrial Portfolio properties except pursuant to an approved budget or lease, or (vi) taking any action which would reasonably be expected to have a substantial or material effect upon the JV, any of its subsidiaries or the National Industrial Portfolio properties.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

New Leaf will perform certain asset management services for the JV itself. In return for providing such services, it will receive asset management fees. New Leaf also received an acquisition fee, which was capitalized to real estate as part of the purchase closing costs, of approximately $3.9 million or 0.75% of the purchase price of the National Industrial Portfolio properties, concurrently with the acquisition of the portfolio by the JV. Upon the sale or disposition of any of the National Industrial Portfolio properties (exclusive of any sale or disposition arising from the buy/sell provisions discussed below), New Leaf will receive a disposition fee equal to 0.5% of the net sales price of such property, but only to the extent that the Company has earned a return of at least 10% compounded annually on such property.

So long as New Leaf is the manager of the JV, distributions will be made generally as follows: (i) first, to return to the members, pro rata, their capital contributions, (ii) second, to pay the members a return of 8%, compounded annually, (iii) third, 36% of the distributable cash to New Leaf and 64% of the distributable cash to the Company, until the Company has received a return of 10%, compounded annually, and (vi) thereafter, 44% of the distributable cash to New Leaf and 56% of the distributable cash to the Company. If New Leaf is no longer the manager in the JV, distributions will be made generally first to return to the members, pro rata, their capital contributions and second to the members pro rata in proportion to each member’s membership interest. At all times, the following special distributions may be given a higher priority: (i) special distributions to the Company necessary in connection with its status as real estate investment trust for federal income tax purposes and (ii) special distributions to a member that has made additional capital contributions on behalf of the other.

If the members are unable to agree on certain Major Decisions, either with respect to certain properties or the entire National Industrial Portfolio, either member may initiate buy/sell procedures for the relevant properties (if the impasse is with respect to certain properties) or for the other member’s interest (if the impasse is with respect to the entire portfolio).

The Company concluded that the JV meets the definition of a variable interest entity under FIN 46R and it is the primary beneficiary of the JV. Therefore, the Company consolidates the JV in its financials statements and records a minority interest for the portions not owned by the Company.

17.	SUBSEQUENT EVENTS

Status of the Offering

Through November 14, 2007, the Company had accepted aggregate gross offering proceeds of approximately $761.1 million in its Offering.

Distributions Paid

On October 15, 2007, the Company paid distributions of approximately $3.7 million, which related to distributions declared for each day in the period from September 1, 2007 through September 30, 2007.

Distributions Declared

On August 7, 2007, the Company’s board of directors declared a daily distribution for the period from October 1, 2007 through October 31, 2007, which distribution the Company expects to pay in November 2007. On October 26, 2007, the Company’s board of directors declared a daily distribution for the period from November 1, 2007 through November 30, 2007, which distribution the Company expects to pay in December 2007 and on November 2, 2007, the Company’s board of directors declared a daily distribution for the period from December 1, 2007 through December 31, 2007, which distribution the Company expects to pay in January 2008. Investors may choose to receive cash distributions or purchase additional shares through the Company’s, dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

The distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending January 31, 2008 exceeds the amount of the Company’s funds from operations (as defined by NAREIT) from January 1, 2006 through January 31, 2008, see Note 12 “Related Party Transactions – Due to Affiliates.”

Subsequent Investments and Financing

South Towne Corporate Center I and II

On October 9, 2007, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with an unaffiliated seller to acquire two six-story office buildings containing 269,233 rentable square feet located in Sandy, Utah (“South Towne Corporate Center I and II”). Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed-upon closing conditions. The purchase price of South Towne Corporate Center I and II is $50.8 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, it may forfeit $500,000 of earnest money.

ADP Plaza Acquisition

On November 7, 2007, the Company purchased, through an indirect wholly owned subsidiary, two four-story office buildings containing 180,772 rentable square feet with a four-story parking garage containing 117,614 square feet (“ADP Plaza”) for a purchase price of $33.1 million plus closing costs. The Company funded the purchase of ADP Plaza with proceeds from the Offering. ADP Plaza will secure the loan described under “Substitution of Assets under Mortgage Loan and November 2007 Secured Bridge Loan.”

Woodfield Preserve Office Center Acquisition

On November 13, 2007, the Company purchased, through an indirect wholly owned subsidiary, two six-story office buildings containing 647,196 square feet, which include 610,462 rentable square feet, plus 36,734 square feet consisting of storage space, a fitness center, a lower level deli and other amenities (the “Woodfield Preserve Office Center”) for a purchase price of $135.8 million plus closing costs. The Company funded the purchase of the Woodfield Preserve Office Center with proceeds from the Offering and with proceeds from a $68.4 million secured 90-day bridge loan from an unaffiliated lender.

Nashville Flex Portfolio Acquisition

On November 15, 2007, the Company, through an indirect wholly owned subsidiary, purchased a portfolio of six distribution and office/flex properties containing approximately 551,184 rentable square feet located in Nashville, Tennessee (the “Nashville Flex Portfolio”) for the purchase price of $53.5 million plus closing costs. The Company funded the acquisition with proceeds from the Offering and from a $32.4 million loan from an unaffiliated lender.

Investment in the San Diego Office Portfolio B-Note

On October 26, 2007, the Company purchased, through an indirect wholly owned subsidiary, a promissory note with an original and current principal balance of $20.0 million (the “San Diego Office Portfolio B-Note”) from an unaffiliated seller. The Company paid $13.4 million for the San Diego Office Portfolio B-Note. The Company funded the acquisition with proceeds from the Offering. The San Diego Office Portfolio B-Note has a stated fixed interest rate of 5.775%, but an annual effective interest rate of 11.3%, including amortization of the discount over the term of the note. The initial maturity date of the note is October 11, 2017. Prior to maturity, the borrower under the San Diego Office Portfolio B-Note is required to make monthly interest-only payments, with the outstanding principal balance being due at maturity. The borrower used the proceeds from the San Diego Office Portfolio B-Note and other senior financing to acquire six office buildings and one restaurant located in the San Diego, California area, which secure the San Diego Office Portfolio B-Note. The office buildings collectively contain approximately 372,000 square feet of space and the restaurant is approximately 9,000 square feet. The San Diego Office Portfolio B-Note is junior to a $137.0 million promissory note secured by the same seven properties described above.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2007

(unaudited)

Extension of Unsecured Bridge Loan

On October 23, 2007, the Operating Partnership extended the maturity date of the Bridge Loan from October 24, 2007 to November 24, 2007 for an extension fee of approximately $15,000. As of October 23, 2007, there was $52.1 million outstanding under the Bridge Loan. The interest rate on the Bridge Loan was 6.1063% through November 15, 2007. The Bridge Loan was used to finance a portion of the acquisition price of the Opus National Industrial Portfolio. On November 16, 2007, the Company paid off the Bridge Loan in full with $46.4 million of net proceeds from five new secured, one-year bridge loans and approximately $5.7 million of proceeds from the Offering.

Substitution of Assets under Mortgage Loan and November 2007 Secured Bridge Loan

In connection with the acquisition of ADP Plaza, on November 7, 2007, the Company substituted the collateral under the Cardinal Health, Corporate Express and Hartman Business Center - Mortgage Loan upon payment of a $10,000 fee. ADP Plaza was substituted as the collateral for this loan in place of the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center, which buildings are part of the Opus National Industrial Portfolio.

Also on November 9, 2007, the Company, through wholly owned subsidiaries, entered into three separate secured bridge loans for approximately $6.9 million, $5.3 million and $9.5 million with a financial institution that are secured by the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center, respectively (the “Cardinal Health Building Mortgage Loan,” the “Corporate Express Building Mortgage Loan” and the “Hartman Business Center Mortgage Loan”). The maturity date for all three loans is November 9, 2008. Interest will accrue on these loans at either the Prime Rate as established from time to time by the lender or LIBOR plus 1.40% (subject to adjustment for a reserve percentage established by the lender), at the Company's option. There is no prepayment fee for principal borrowed at the Prime Rate. For principal borrowed at LIBOR plus 1.40%, there is a breakage fee for prepayment of the loan. In addition, under certain circumstances the Company must pay an exit fee in connection with repayment of each of the loans. If the Company repays one of the loans, in whole or in part, on or before the maturity date, the Company must pay the lender an exit fee in an amount equal to 0.125% of the amount being repaid, unless (i) such amounts are being repaid with proceeds from a replacement financing from the lender or (ii) the Company repays the entire amount of the respective loan with proceeds from the sale of the property securing the loan to a bona-fide third-party purchaser. Notwithstanding the above, the Company has no obligation to pay an exit fee if (a) the Company repays the loan with proceeds other than from lender refinancing and the lender has not provided the Company a reasonable quote for replacement financing or (b) the Company is repaying a portion of a loan for the sole purpose of reducing the outstanding amount of the loan to 50% of the lesser of the appraised value of the property securing the loan or the acquisition cost of the property securing the loan. The loan agreements for the Cardinal Health Building Mortgage Loan, the Corporate Express Building Mortgage Loan and the Hartman Business Center Mortgage Loan all contain cross-default and cross-collateralization provisions such that each of these loans as well as secured loans the Company may enter in the future with this lender with respect to eight other properties are cross-defaulted and cross-collateralized with each other.

Investment in Petra

On October 26, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in senior subordinated debt (the “Petra Investment”) of Petra Fund REIT Corp., a Maryland corporation that intends to elect to be taxed as a real estate investment trust (“Petra”). Petra is a subsidiary of Petra Offshore Fund L.P., a private real estate fund organized as a Cayman Islands Exempted Limited Partnership. Petra invests primarily in a diversified portfolio of high-yield and structured assets secured by commercial and residential real estate.

The Company’s investment is in the form of two $25 million loans to Petra (the “Tranche A Loan” and the “Tranche B Loan,” respectively) and the Company will have the option at its discretion to make an additional $25 million loan to Petra (the “Tranche C Loan”). The loans bear interest at a rate of 11.5% per annum. Monthly installments on the loans are interest only with the principal amount being due at maturity, assuming no prior principal prepayment. The maturity dates of the loans are 18 months from origination for the Tranche A Loan, 24 months from origination for the Tranche B Loan and 24 months from origination for the Tranche C Loan. Petra has the right to prepay any or all of the loans, in whole or in part, upon the payment of a yield maintenance premium.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC and the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2007 and this quarterly report.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of September 30, 2007, we had sold 67,014,904 shares of common stock in our ongoing public offering for gross offering proceeds of approximately $667.1 million. As of September 30, 2007, we had redeemed 89,760 of the shares sold in our ongoing initial public offering pursuant to our share redemption program for approximately $897,000. We are dependent upon the net proceeds from the offering to conduct our proposed operations.

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

As of September 30, 2007, we owned ten office buildings, one light industrial property, two corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.5 years with respect to another industrial property. In addition, we own three mezzanine real estate loans, a partial ownership interest in two mezzanine real estate loans, and a partial ownership interest in a senior mortgage loan. We have also originated three secured loans. We expect the properties in which we invest will be composed primarily of office, industrial and retail properties located in large metropolitan areas in the United States. In constructing our portfolio, we intend to target approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

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

Market Outlook - Real Estate Finance Markets

Recent events in the residential mortgage market may impact the commercial mortgage market as well as the market for real estate related debt investments generally. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (i) supply and demand for such mortgage loans and (ii) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decrease. As the market tightens, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, a commercial mortgage-backed securities (“CMBS”) issuance, finance the loan under a warehouse facility, or pledge the loan in a commercial real estate collateralized debt obligations (“CRE CDOs”) financing, the reduced fair value of the loan will impact the total proceeds that the lender will receive.

Recently, concerns pertaining to the deterioration of the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset based securities and commercial real estate finance. This has resulted in a general reduction of liquidity in the commercial real estate sector. It has also caused a significant widening of the credit spreads on both CMBS and CRE CDOs in recent months. We can not foresee when these markets will stabilize.

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

Net cash flows from financing activities for the nine months ended September 30, 2007 were $1,168.4 million, consisting primarily of net offering proceeds of $499.2 million (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $54.6 million and redemptions of common stock of $0.9 million), proceeds from repurchase agreement financing of $13.3 million, aggregate borrowings related to the purchase of real estate and real estate-related investments of $756.5 million, and minority interest contributions of $21.4 million relating to the National Industrial Portfolio joint venture. We paid distributions of $16.2 million to our investors and incurred deferred financing costs of $12.0 million from our aggregate borrowings related to the purchase of real estate and real estate-related investments. We also repaid $94.5 million of borrowings related to our acquisitions during the nine months ended September 30, 2007, bringing our aggregate borrowings related to the purchase of real estate and real estate-related investments to $855.1 million as of September 30, 2007. With capital and borrowings from our financing activities, we invested approximately $17.7 million in marketable securities and approximately $1,120.4 million in real estate and real estate-related investments during the nine months ended September 30, 2007, including acquisition fees and closing costs of $17.3 million. Net cash provided by operating activities was $23.2 million from the operation of our real estate investments and interest income from our investments in real estate loans. At September 30, 2007, we had cash and cash equivalents of $102.3 million available for investment in properties and real estate-related investments and the repayment of debt.

As of September 30, 2007, our liabilities totaled $920.5 million and consisted primarily of long-term notes payable with a maturity of longer than one year of $786.7 million and short-term notes payable with a maturity of one year or less of $68.4 million. Long-term notes payable consisted of $355.7 million of fixed-rate mortgage loans, a $315.0 million variable-rate mortgage loan with a weighted-average interest rate of 6.64% and a $116.0 million variable-rate mezzanine loan with a weighted-average interest rate of 6.64% at September 30, 2007. Short-term notes payable of $68.4 million consisted primarily of a $52.1 unsecured bridge loan with a weighted-average interest rate of 6.64% at September 30, 2007. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real estate-related investments. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during the first, second or third quarters of 2007. As of September 30, 2007, our borrowings were approximately 62% of the cost (before depreciation or other non-cash reserves) of all of our real estate investments.

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

We have elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2006. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to pay distributions on a monthly basis. We have not established a minimum distribution level.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2007 (in thousands):

		Payments Due During the Years Ending December 31
Contractual Obligations	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
Outstanding debt obligations(1)	$855,071	$52,134	$447,261	$39,717	$315,959
Purchase Obligations (2)	$187,450	$187,450	$—	$—	$—

(1)

Amounts include principal payments only. We incurred interest expense of $16.2 million, excluding amortization of deferred financing costs, during the nine months ending September 30, 2007, and expect to incur interest in future periods on outstanding debt obligations based on the rates and terms disclosed below.

(2)

As of September 30, 2007, we have entered into purchase and sale agreements to acquire two four-story office buildings containing approximately 180,772 rentable square feet in Portland, Oregon for $33,100,000; a four-story office building containing approximately 98,883 rentable square feet in Newport News, Virginia for $18,550,000; and two six-story office buildings containing 647,196 rentable square feet in Schaumburg, Illinois for $135,800,000.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our outstanding debt obligations as of September 30, 2007 were as follows (in thousands):

	Principal	Effective Interest Rate (1)	Fixed/ Variable Interest Rate	Maturity (2)	Percentage of Total Indebtedness
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	August 1, 2036	1.72%

Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016	7.27%

Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016	2.11%

825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013	2.22%

Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011	2.81%

Crescent Green Building - Mortgage Loan	32,400	5.6800%	Fixed	February 1, 2012	3.79%

625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014	3.94%

Sabal VI Building - Mortgage Loan	11,040	5.9250%	Fixed	October 1, 2011	1.29%

Sabal VI Building - Mezzanine Loan	3,000	6.9725%	Variable	May 5, 2008	0.35%

The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014	2.16%

Bridgeway Technology Center - Mortgage Loan	26,824	6.0700%	Fixed	August 1, 2013	3.14%

Marketable Securities - Repurchase Agreement	13,261	6.3247%	Variable	January 23, 2008	1.55%

Unsecured - Bridge Loan	52,134	6.6361%	Variable	October 24, 2007	6.10%

Royal Ridge Building - Mortgage Loan	21,718	5.9600%	Fixed	September 1, 2013	2.54%

Plano Corporate Center I & II - Mortgage Loan	30,591	5.9000%	Fixed	September 1, 2012	3.58%

2200 West Loop South Building - Mortgage Loan	17,426	5.8900%	Fixed	October 1, 2014	2.04%

Cardinal Health, Corporate Express, & Hartman Business Center - Mortgage Loan	20,900	5.5600%	Fixed	October 1, 2013	2.44%

Cedar Bluffs - Mortgage Loan	4,627	5.8600%	Fixed	July 1, 2011	0.54%

National Industrial Portfolio - Mortgage Loan (3)	315,000	6.6447%	Variable	August 9, 2009	36.84%

National Industrial Portfolio - Mezzanine Loan (3)	116,000	6.6447%	Variable	August 9, 2009	13.57%

	$855,071				100.00%

(1)	Represents the effective interest rate as of September 30, 2007.
(2)	Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.
(3)	Held through a consolidated joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the contractual obligations set forth above, at September 30, 2007, we have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. We also have a liability with respect to the deferred payment of asset management fees earned by the advisor of approximately $3.2 million at September 30, 2007. Our advisor has agreed to defer, without interest, the payment of the asset management fees it has earned for the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

Results of Operations

Overview

Although the SEC declared the registration statement for our ongoing initial public offering effective and we launched our ongoing initial public offering in January 2006, we did not break escrow or commence real estate operations until July 2006. Therefore, our results of operations for the three and nine months ended September 30, 2006 are not indicative of those expected in future periods nor are they comparable to the three and nine months ended September 30, 2007.

Comparison of the three months ended September 30, 2006 versus the three months ended September 30, 2007

Rental income and tenant reimbursements increased from $0.8 million and $0.1 million, respectively, for the three months ended September 30, 2006 to $20.0 million and $3.6 million, respectively, for the three months ended September 30, 2007, primarily as a result of the growth in the real property investment portfolio during the last three months of 2006 and the first nine months of 2007. Our real property portfolio grew from two real estate properties as of September 30, 2006 to 14 real estate properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, and an 80% membership interest in a consolidated joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.5-years with respect to another industrial property as of September 30, 2007. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended September 30, 2007 for an entire period and future acquisitions of real estate assets.

Interest income from real estate loans receivable increased from $0.4 million for the three months ended September 30, 2006 to $4.3 million for the three months ended September 30, 2007, primarily as a result of the growth in the real estate loans receivable portfolio during the last three months of 2006 and the first nine months of 2007. Our portfolio of real estate loans receivable grew from one mezzanine loan as of September 30, 2006 to three mezzanine real estate loans, a partial ownership in two mezzanine real estate loans, a partial ownership interest in a senior mortgage loan and the origination of three mortgage loans as of September 30, 2007. Interest income from real estate loans receivable is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended September 30, 2007 for an entire period and future acquisitions of real estate loans receivable.

Parking revenues and other operating income for the three months ended September 30, 2007 was $0.4 million related primarily to parking revenues from the Plaza in Clayton of $0.3 million, which we acquired on September 27, 2006.

Property operating costs and real estate and other property-related taxes increased from $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2006 to $3.6 million and $3.0 million, respectively, for the three months ended September 30, 2007, primarily as a result of the growth in the portfolio during the last three months of 2006 and the first nine months of 2007. Property operating costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the three months ended September 30, 2007 for an entire period and future acquisitions of additional real estate assets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $0.1 million for the three months ended September 30, 2006 to $1.5 million for the three months ended September 30, 2007 as a result of the growth in the portfolio during the last three months of 2006 and the first nine months of 2007. The payment of asset management fees has been deferred by our advisor without interest. Although, pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

General and administrative expenses increased from $0.3 million for the three months ended September 30, 2006 to $1.1 million for the three months ended September 30, 2007. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make real estate investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $0.4 million for the three months ended September 30, 2006 to $12.2 million for the three months ended September 30, 2007, primarily due to the acquisition of properties during the last three months of 2006 and the first nine months of 2007. We expect depreciation and amortization to continue to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

Interest income increased from $0.03 million for the three months ended September 30, 2006 to $1.5 million for the three months ended September 30, 2007 due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments.

We financed the acquisition of our property investments in part with debt. See above “—Contractual Commitments and Contingencies.” Interest expense (including amortization of deferred financing costs) increased from $0.7 million for the three months ended September 30, 2006 to $10.7 million for the three months ended September 30, 2007 related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

Net loss increased from $0.5 million for the three months ended September 30, 2006 to $1.4 million for the three months ended September 30, 2007, due primarily to rental income from our real estate properties and interest income from our real estate loans receivable offset by interest expense from debt incurred from real estate acquisition financing.

Comparison of the nine months ended September 30, 2006 versus the nine months ended September 30, 2007

Rental income and tenant reimbursements increased from $0.8 million and $0.1 million, respectively, for the nine months ended September 30, 2006 to approximately $35.3 million and $6.1 million, respectively, for the nine months ended September 30, 2007, primarily as a result of the growth in the real property investment portfolio during the last three months of 2006 and the first nine months of 2007. We acquired our first assets in July 2006 and our portfolio of real estate assets grew from two real estate properties as of September 30, 2006 to fourteen real estate properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, and an 80% membership interest in a consolidated joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.5 years with respect to another industrial property as of September 30, 2007. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the first nine months of 2007 for an entire period and future acquisitions of real estate assets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable increased from $0.4 million for the nine months ended September 30, 2006 to $7.4 million for the nine months ended September 30, 2007, primarily as a result of the growth in the real estate loans receivable portfolio during the last three months of 2006 and the first nine months of 2007. Our portfolio of real estate loans receivable grew from one mezzanine loan as of September 30, 2006 to three mezzanine real estate loans, a partial ownership in two mezzanine real estate loans, a partial ownership interest in a senior mortgage loan and the origination of three mortgage loans as of September 30, 2007. Interest income from real estate loans receivable is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the first nine months of 2007 for an entire period and future acquisitions of real estate loans receivable.

Parking revenues and other operating income for the nine months ended September 30, 2007 was $1.2 million related primarily to parking revenues from the Plaza in Clayton of $0.9 million, which we acquired on September 27, 2006.

Property operating costs and real estate and other property-related taxes increased from $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2006 to $6.4 million and $5.4 million, respectively, for the nine months ended September 30, 2007, primarily as a result of the growth in the portfolio during the last three months of 2006 and the first nine months of 2007. Property operating costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the first nine months of 2007 for an entire period and future acquisitions of additional real estate assets.

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $0.1 million for the nine months ended September 30, 2006 to $2.8 million for the nine months ended September 30, 2007 as a result of the growth in the portfolio during the last three months of 2006 and the first nine months of 2007. The payment of asset management fees has been deferred by our advisor without interest as explained above.

General and administrative expenses increased from $0.8 million for the nine months ended September 30, 2006 to $2.7 million for the nine months ended September 30, 2007. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make real estate investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $0.4 million for the nine months ended September 30, 2006 to $20.8 million for the nine months ended September 30, 2007, primarily due to the acquisition of properties during the last three months of 2006 and the first nine months of 2007. We expect depreciation and amortization to continue to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

Interest income increased from $0.03 million for the nine months ended September 30, 2006 to $3.8 million for the nine months ended September 30, 2007 due to interest income earned on cash from offering proceeds being held throughout the periods prior to its investment in real estate or real estate-related investments.

Interest expense (including amortization of deferred financing costs) increased from $0.7 million for the nine months ended September 30, 2006 to $17.6 million for the nine months ended September 30, 2007 and is related to our use of debt to partially finance our investments. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

Net loss increased from $1.0 million for the nine months ended September 30, 2006 to $1.2 million for the nine months ended September 30, 2007, due primarily to rental income from our real estate properties and interest income from our real estate loans receivable offset by interest expense from debt incurred from real estate acquisition financing.

Organization and Offering Costs

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee, and other organization and offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $6.6 million through September 30, 2007. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through September 30, 2007, including shares sold through our dividend reinvestment plan, we had sold 67,014,904 shares for gross offering proceeds of $667.1 million and recorded organization and offering costs of $9.4 million and selling commissions and dealer manager fees of $60.4 million.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands, except share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(1,414)	$(529)	$(1,185)	$(992)
Add:
Depreciation of real estate assets	5,638	192	10,721	192
Amortization of lease-related costs	6,558	203	10,085	203
Deduct:
Adjustments for minority interest—consolidated entity (1)	(1,044)	—	(1,044)	—

FFO	$9,738	$(134)	$18,577	$(597)

Weighted-average shares outstanding, basic and diluted	58,315,091	1,148,531	36,874,092	400,311

(1)	Relates to consolidated joint venture minority-interest portion of depreciation of real estate assets in the amount of $294 and amortization of lease-related costs in the amount of $750.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as a reduction or increase to rental income, respectively, over the remaining non-cancelable terms of the respective leases, which range from one month to 12.5 years.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles, if any, are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event do the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the three or nine months ended September 30, 2007 and 2006.

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

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income. We recorded no impairment losses during the three or nine months ended September 30, 2007 and 2006.

Marketable Securities

In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our investments in marketable securities as available-for-sale since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

We account for our commercial mortgage-backed securities (“CMBS”) in accordance with the Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF 99-20, we evaluate whether there is other-than-temporary impairment by discounting projected cash flows using credit, prepayment and other assumptions compared to prior period projections. If the discounted projected cash flows have decreased due to a change in the credit, prepayment and other assumptions, then the CMBS must be written down to fair value if the fair value is below the amortized cost basis. This will create a new carrying basis for the CMBS and a revised yield will be calculated based on the future estimated cash flows for purposes of revenue recognition. If there have been no changes to our assumptions and the change in value is solely due to interest rate changes, we do not recognize an impairment of our CMBS investments in our consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates. Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

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

Income Taxes

We have elected to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We elected to treat KBS REIT Holdings, our wholly owned subsidiary, as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, we revoked our election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. As of September 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on January 27, 2006. As of November 14, 2007, we had accepted aggregate gross offering proceeds of approximately $761.1 million.

Distribution Declaration and Advance from Advisor

On August 7, 2007, our board of directors declared a daily distribution for the period from October 1, 2007 through October 31, 2007, which distribution we expect to pay in November 2007. On October 26, 2007, our board of directors declared a daily distribution for the period from November 1, 2007 through November 30, 2007, which distribution we expect to pay in December 2007 and on November 2, 2007, our board of directors declared a daily distribution for the period from December 1, 2007 through December 31, 2007, which distribution we expect to pay in January 2008. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending January 31, 2008 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through January 31, 2008. We are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Through September 2007, our advisor had advanced $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding.

In addition, our advisor deferred payment of its asset management fee, without interest, for the months of July 2006 through September 2007. As of September 30, 2007, asset management fees deferred by our advisor totaled approximately $3.2 million. Although pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investments and Financings Subsequent to September 30, 2007

South Towne Corporate Center I and II

On October 9, 2007, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with an unaffiliated seller to acquire two six-story office buildings containing 269,233 rentable square feet located in Sandy, Utah (the “South Towne Corporate Center I and II”). Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the South Towne Corporate Center I and II is $50.8 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $500,000 of earnest money.

ADP Plaza Acquisition

On November 7, 2007, we purchased, through an indirect wholly owned subsidiary, two four-story office buildings containing 180,772 rentable square feet with a four-story parking garage containing 117,614 square feet (“ADP Plaza”) for a purchase price of $33.1 million plus closing costs. We funded the purchase of ADP Plaza with proceeds from our ongoing initial public offering. ADP Plaza will secure the loan described under “Substitution of Assets under Mortgage Loan and November 2007 Secured Bridge Loan.”

Woodfield Preserve Office Center Acquisition

On November 13, 2007, we purchased, through an indirect wholly owned subsidiary, two six-story office buildings containing 647,196 square feet, which include 610,462 rentable square feet, plus 36,734 square feet consisting of storage space, a fitness center, a lower level deli and other amenities (the “Woodfield Preserve Office Center”) for a purchase price of $135.8 million plus closing costs. We funded the purchase of the Woodfield Preserve Office Center with proceeds from our ongoing initial public offering and with proceeds from a $68.4 million secured 90-day bridge loan from an unaffiliated lender.

Nashville Flex Portfolio Acquisition

On November 15, 2007, we, through an indirect wholly owned subsidiary, purchased a portfolio of six distribution and office/flex properties containing approximately 551,184 rentable square feet located in Nashville, Tennessee (the “Nashville Flex Portfolio”) for a purchase price of $53.5 million plus closing costs. We funded the acquisition with proceeds from our ongoing initial public offering and from a $32.4 million loan from an unaffiliated lender.

Investment in the San Diego Office Portfolio B-Note

On October 26, 2007, we purchased, through an indirect wholly owned subsidiary, a promissory note with an original and current principal balance of $20.0 million (the “San Diego Office Portfolio B-Note”) from an unaffiliated seller. We paid $13.4 million for the San Diego Office Portfolio B-Note. We funded the acquisition with proceeds from our ongoing initial public offering. The San Diego Office Portfolio B-Note has a stated fixed interest rate of 5.775%, but an annual effective interest rate of 11.3%, including amortization of the discount over the term of the note. The initial maturity date of the note is October 11, 2017. Prior to maturity, the borrower under the San Diego Office Portfolio B-Note is required to make monthly interest-only payments, with the outstanding principal balance being due at maturity. The borrower used the proceeds from the San Diego Office Portfolio B-Note and other senior financing to acquire six office buildings and one restaurant located in the San Diego, California area, which secure the San Diego Office Portfolio B-Note. The office buildings collectively contain approximately 372,000 square feet of space and the restaurant is approximately 9,000 square feet. The San Diego Office Portfolio B-Note is junior to a $137.0 million promissory note secured by the same seven properties described above.

Extension of Unsecured Bridge Loan

On October 23, 2007, our Operating Partnership extended the maturity date of the unsecured bridge loan entered into on July 24, 2007 (the “Bridge Loan”) from October 24, 2007 to November 24, 2007 for an extension fee of approximately $15,000. As of October 23, 2007, there was $52.1 million outstanding under the Bridge Loan. The interest rate on the Bridge Loan was 6.1063% through November 15, 2007. The Bridge Loan was used to finance a portion of the acquisition price of the Opus National Industrial Portfolio. On November 16, 2007, we paid off the existing Bridge Loan in full with $46.4 million of net proceeds from five new secured, one-year bridge loans and proceeds from our ongoing initial public offering.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Substitution of Assets under Mortgage Loan and November 2007 Secured Bridge Loan

In connection with the acquisition of ADP Plaza, on November 7, 2007, we substituted the collateral under the secured financing entered September 20, 2007 (the “Cardinal Health, Corporate Express and Hartman Business Center—Mortgage Loan”) upon payment of a $10,000 fee. ADP Plaza was substituted as the collateral for this loan in place of the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center, which buildings are part of the Opus National Industrial Portfolio.

Also on November 9, 2007, we, through wholly owned subsidiaries, entered into three separate secured bridge loans for approximately $6.9 million, $5.3 million and $9.5 million with a financial institution that are secured by the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center, respectively (the “Cardinal Health Building Mortgage Loan,” the “Corporate Express Building Mortgage Loan” and the “Hartman Business Center Mortgage Loan”). The maturity date for all three loans is November 9, 2008. Interest will accrue on these loans at either the Prime Rate as established from time to time by the lender or LIBOR plus 1.40% (subject to adjustment for a reserve percentage established by the lender), at our option. There is no prepayment fee for principal borrowed at the Prime Rate. For principal borrowed at LIBOR plus 1.40%, there is a breakage fee for prepayment of the loan. In addition, under certain circumstances we must pay an exit fee in connection with repayment of each of the loans. If we repay one of the loans, in whole or in part, on or before the maturity date, we must pay the lender an exit fee in an amount equal to 0.125% of the amount being repaid, unless (i) such amounts are being repaid with proceeds from a replacement financing from the lender or (ii) we repay the entire amount of the respective loan with proceeds from the sale of the property securing the loan to a bona-fide third-party purchaser. Notwithstanding the above, we have no obligation to pay an exit fee if (a) we repay the loan with proceeds other than from lender refinancing and the lender has not provided us a reasonable quote for replacement financing or (b) we are repaying a portion of a loan for the sole purpose of reducing the outstanding amount of the loan to 50% of the lesser of the appraised value of the property securing the loan or the acquisition cost of the property securing the loan. The loan agreements for the Cardinal Health Building Mortgage Loan, the Corporate Express Building Mortgage Loan and the Hartman Business Center Mortgage Loan all contain cross-default and cross-collateralization provisions such that each of these loans as well as secured loans we may enter in the future with this lender with respect to eight other properties are cross-defaulted and cross-collateralized with each other.

Investment in Petra

On October 26, 2007, we, through an indirect wholly owned subsidiary, made an investment in senior subordinated debt (the “Petra Investment”) of Petra Fund REIT Corp., a Maryland corporation that intends to elect to be taxed as a real estate investment trust (“Petra”). Petra is a subsidiary of Petra Offshore Fund L.P., a private real estate fund organized as a Cayman Islands Exempted Limited Partnership. Petra invests primarily in a diversified portfolio of high-yield and structured assets secured by commercial and residential real estate.

Our investment is in the form of two $25 million loans to Petra (the “Tranche A Loan” and the “Tranche B Loan,” respectively) and we have the option at our discretion to make an additional $25 million loan to Petra (the “Tranche C Loan”). The loans bear interest at a rate of 11.5% per annum. Monthly installments on the loans are interest only with the principal amount being due at maturity, assuming no prior principal prepayment. The maturity dates of the loans are 18 months from origination for the Tranche A Loan, 24 months from origination for the Tranche B Loan and 24 months from origination for the Tranche C Loan, Petra has the right to prepay any or all of the loans, in whole or in part, upon the payment of a yield maintenance premium.

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

As of September 30, 2007, we had $355.7 million of fixed-rate debt and $499.4 million of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.7616% and the weighted-average interest rate on the variable-rate debt was 6.6456% as of September 30, 2007. At September 30, 2007, the estimated fair market value of our fixed-rate debt was $335.8 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of September 30, 2007, would decrease by approximately $18.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of September 30, 2007 would increase by approximately $20.4 million. If the weighted-average interest rate on our variable-rate debt outstanding at September 30, 2007 is 100 basis points higher or lower during the twelve months ended September 30, 2008, our interest expense would be increased or decreased by approximately $5.0 million annually.

We are also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and mezzanine loans. As of September 30, 2007, we had acquired, through wholly owned subsidiaries, three mezzanine real estate loans, a partial ownership interest in two mezzanine real estate loans, a partial ownership interest in a senior mortgage loan and had originated three mortgage loans as follows:

Investments in Tribeca Loans

As of September 30, 2007, we had invested an aggregate of $46.7 million in two mezzanine loans and $24.5 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a ten-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”).

The Tribeca Mezzanine Loans

On July 18, 2006, we purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”). The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, we remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of September 30, 2007, we had funded approximately $2.5 million of these costs and the total balance outstanding under the First Tribeca Mezzanine Loan was approximately $15.5 million.

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to 30-day LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At September 30, 2007, the 30-day LIBOR rate was 5.1238%. In connection with the acquisition of the Second Tribeca Mezzanine Loan (defined below), the initial maturity date of the First Tribeca Mezzanine Loan was changed from March 1, 2008 to May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower shall pay us an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. If 30-day LIBOR is 100 basis points lower during the 12 months ended September 30, 2008, interest income from the First Tribeca Mezzanine Loan would be decreased by approximately $97,000 annually assuming the outstanding $15.5 million of principal remains outstanding throughout the period. An increase in 30-day LIBOR would not impact interest income as the interest rate at September 30, 2007 was at the maximum interest rate under the loan agreement of 13.25%.

On May 3, 2007, through an indirect wholly owned subsidiary, we closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (the “Second Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The Second Tribeca Mezzanine Loan has an initial maturity date of May 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the Second Tribeca Mezzanine Loan as of September 30, 2007 would decrease by approximately $190,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Second Tribeca Mezzanine Loan as of September 30, 2007 would increase by approximately $191,000.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

Tribeca Senior Mortgage Participation

On June 28, 2007, we purchased, through an indirect wholly owned subsidiary, a 25% interest (the “Senior Mortgage Participation”) in the senior mortgage loans secured by the Tribeca Building. The purchase price of the Senior Mortgage Participation was approximately $23.5 million plus closing costs. After the closing, we remained obligated to fund an additional $2.3 million under the Senior Mortgage Participation for costs related to the conversion of the Tribeca Building.

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of September 30, 2007, all amounts under the three mortgage loans had been advanced, except that only $32.6 million of the $37.9 million building mortgage loan had been advanced. Under the Senior Mortgage Participation, we are obligated to fund 25% of the $5.3 million that remains unfunded under the building mortgage loan as of September 30, 2007.

The $98.0 million currently outstanding under senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.70%, including the interest rate on the “interest-only” participation in the mortgage loans. The future funding obligation under the building mortgage loan will bear interest at 30-day LIBOR plus 3.00%. The initial maturity date of the senior mortgage loans is May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended September 30, 2008, interest income from the Senior Mortgage Participation would be increased or decreased by approximately $245,000 annually, assuming the outstanding $24.5 million of principal remains outstanding throughout the period.

Sandmar Mezzanine Loan

On January 9, 2007, we purchased, through an indirect wholly owned subsidiary, an $8.0 million mezzanine real estate loan (the “Sandmar Mezzanine Loan”). The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to the maturity date, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). If interest rates increase by 100 basis points, the fair market value of the Sandmar Mezzanine Loan as of September 30, 2007 would decrease by approximately $431,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Sandmar Mezzanine Loan as of September 30, 2007 would increase by approximately $466,000.

Park Central Mezzanine Loan

On March 23, 2007, we purchased, through an indirect wholly owned subsidiary, a $15.0 million interest in a $58.0 million mezzanine real estate loan (the “Park Central Mezzanine Loan”). The Park Central Mezzanine Loan bears interest at a floating rate of 30-day LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. Prior to the maturity date, the borrower under the Park Central Mezzanine Loan is required to make monthly interest-only payments to the holders of the mezzanine real estate loan, with the outstanding principal balance being due on the maturity date (or on the extended maturity date, if applicable). The loan is prepayable in full (i) during the first twelve months of the term, upon payment of a spread maintenance fee plus a 1.0% prepayment premium; (ii) during the thirteenth month through the eighteenth month of the term, upon payment of a 1.0% prepayment premium; and (iii) without penalty after the eighteenth month of the term.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended September 30, 2008, interest income from the Park Central Mezzanine Loan would be increased or decreased by $150,000 annually assuming our $15.0 million interest in the principal of the Park Central Mezzanine Loan remains outstanding throughout the period.

200 Professional Drive Loan Origination

On July 31, 2007, we originated, through an indirect wholly owned subsidiary, a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive (the “200 Professional Drive Mortgage Loan”). As of September 30, 2007, $7.5 million of the loan had been funded, and the remaining $3.0 million will be funded over the term of the loan. The 200 Professional Drive Mortgage Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 5.0%.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended September 30, 2008, interest income from the 200 Professional Drive Mortgage Loan would be increased or decreased by $75,000 annually, assuming the $7.5 million in principal remains outstanding throughout the period.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

Lawrence Village Plaza Loan Origination

On August 6, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $8.3 million on Lawrence Village Plaza (the “Lawrence Village Plaza Mortgage Loan”). As of September 30, 2007, $6.2 million of the loan had been funded, and the remaining $2.1 million will be funded over the term of the loan. The Lawrence Village Plaza Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.5%.

If 30-day LIBOR is 100 basis points lower during the 12 months ended September 30, 2008, interest income from the Lawrence Village Plaza Mortgage Loan would decrease by $8,000, assuming the $6.2 million in principal remains outstanding throughout the period, since the minimum interest rate under the loan agreement is 7.5%. If 30-day LIBOR is 100 basis points higher during the 12 months ended September 30, 2008, interest income from the Lawrence Village Plaza Mortgage Loan would be increased by $62,000, assuming the $6.2 million in principal remains outstanding throughout the period.

11 South LaSalle Loan Origination

On August 8, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”). As of September 30, 2007, $21.9 million of the loan had been funded with $21.4 million remaining to be funded over the term of the loan.

The 11 South LaSalle Mortgage Loan bears interest at a variable annual rate of 295 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.95%. The maturity date of the 11 South LaSalle Mortgage Loan is September 1, 2010, with one 12-month extension option upon satisfaction of certain conditions, including payment of a nonrefundable extension fee equal to 0.5% of the outstanding principal balance on the loan, satisfaction of the 80% maximum loan-to-value test at the time of extension and, if required, funding of an interest reserve account for the extension period. Payments on the loan prior to maturity are interest-only except as described below. The 11 South LaSalle Mortgage Loan may not be prepaid (in whole or in part) prior to the date of the first anniversary of the loan closing. After the date of the first anniversary of the loan closing and continuing until the date of the second anniversary of the loan closing, the 11 South LaSalle Mortgage Loan may be prepaid in whole (but not in part) upon payment of a spread maintenance premium equal to the product of (i) the total number of days between the payment date on which the prepayment occurs and the date that is the last day of the 24th month after the date of the promissory note divided by 360, (ii) 295 basis points and (iii) $43.3 million. After the second anniversary of the loan closing, prepayment of the 11 South LaSalle Mortgage Loan in whole or in part is permitted without the payment of the spread maintenance premium or other prepayment premium or fee.

If 30-day LIBOR is 100 basis points lower during the 12 months ended September 30, 2008, interest income from 11 South LaSalle Mortgage Loan would decrease by $27,000, assuming the $21.9 million in principal remains outstanding throughout the period, since the minimum interest rate under the loan agreement is 7.95%. If 30-day LIBOR is 100 basis points higher during the 12 months ended September 30, 2008, interest income from the Lawrence Village Plaza Mortgage Loan would be increased by $219,000, assuming the $21.9 million in principal remains outstanding throughout the period.

Investment in the One Madison Park Mezzanine Loan

On September 24, 2007, we purchased, through an indirect wholly owned subsidiary, a $21.0 million interest in a $42.0 million mezzanine real estate loan (the “One Madison Park Mezzanine Loan”). The purchase price of our interest in the One Madison Park Mezzanine Loan was $21.0 million subject to closing adjustments. The One Madison Park Mezzanine Loan is now owned by two noteholders, including us, each with a pari passu interest.

The One Madison Park Mezzanine Loan bears interest at a floating rate of 30-day LIBOR plus the applicable spread which is (i) from the closing date through and including the initial maturity date, 611 basis points, and (ii) for the extension period, 661 basis points. The One Madison Park Mezzanine Loan has an initial maturity date of January 9, 2009 with an option to extend the maturity date to July 9, 2009. At September 30, 2007, the 30-day LIBOR rate was 5.1238%. Prior to maturity, the borrowers under the One Madison Park Mezzanine Loan are required to make monthly interest-only payments to the holders of the mezzanine real estate loan, with the outstanding principal balance being due at maturity.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended September 30, 2008, interest income from the One Madison Park Mezzanine Loan would be increased or decreased by $210,000 annually assuming our $21.0 million interest in the principal of the One Madison Park Mezzanine Loan remains outstanding throughout the period.

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

The following risks should be read together with the risk factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 and the risk factors disclosed under Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

If our dealer manager's involvement in an October 2006 article published by the St. Louis Business Journal was held to be in violation of the Securities Act of 1933, we could be subject to potential liability. Investors in our initial public offering should rely only on the statements made in the prospectus as supplemented to date in determining whether to purchase our shares.

The St. Louis Business Journal published an article dated October 27, 2006 related to our acquisition of the Plaza in Clayton, a 16-story office building containing 325,172 rentable square feet in St. Louis, Missouri. The article included statements about the acquisition and statements about us made by the national sales manager of KBS Capital Markets Group, our dealer manager. The article is also available on the St. Louis Business Journal's web site. The article was not reviewed by us prior to its publication, nor were we aware of the publication of the article prior to October 16, 2007.

Given the local focus of the St. Louis Business Journal, we do not expect that material investment proceeds have been raised from those who received the article or viewed it online. If our dealer manager's involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, we could be required to repurchase the shares from investors in the offering who received the article before receiving a written prospectus. Such potential repurchase obligation would last for a period of one year following the date of the alleged violation. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

We intend to contest any claim that a Section 5 violation occurred; nevertheless, we cannot assure you that a court would agree with us. Because we do not know the amount of shares purchased from us, if any, from those who received the article before receiving a prospectus, we cannot know the amount of our potential liability should a court hold that a Section 5 violation occurred. Therefore, we cannot assure you that the ultimate outcome with respect to any such Section 5 claim would not materially adversely affect our operating results, financial position or liquidity.

The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor's deferred asset management fee.

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through September 30, 2007, all of which is outstanding. No amounts were advanced for distributions declared for the months of July, August or September 2007. Our advisor also deferred its asset management fee without interest from July 2006 through September 2007. As of September 30, 2007, asset management fees earned by our advisor and accrued by us, the payment of which the advisor deferred, were approximately $3.2 million. We are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. In addition, the advisor intends to continue to defer payment of its asset management fee until such time as the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor exceed the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor's accrued but unpaid asset management fee. Repayment of the advance and payment of the accrued but unpaid asset management fee would affect investor returns as less cash flow would be available for distribution due to the payment of these amounts to the advisor.

PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors (continued)

Recent events in the residential mortgage market may impact the commercial mortgage market as well as the market for real estate related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to you.

We are targeting to build a portfolio of approximately 30% real estate-related investments and enhanced-return properties. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans.

Recent events in the residential mortgage market may impact the commercial mortgage market as well as the market for real estate related debt investments generally. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (i) supply and demand for such mortgage loans and (ii) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decrease. As the market tightens, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them. For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price.

Recently, concerns pertaining to the deterioration of the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset based securities and commercial real estate finance. This has resulted in a general reduction of liquidity in the commercial real estate sector. It has also caused a significant widening of the credit spreads on both CMBS and CRE CDOs in recent months. We can not foresee when these markets will stabilize.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006 and is ongoing. We expected to sell the 200,000,000 shares offered in our primary offering over a two-year period. Under rules recently promulgated by the SEC, in some circumstances we may continue the offering beyond this date. We are offering the 200,000,000 shares in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. We may sell the shares offered under the dividend reinvestment plan beyond the termination date of the primary offering until we have sold all the shares under the plan. KBS Capital Markets Group LLC, an affiliate of our advisor, is the dealer manager of our offering.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of September 30, 2007, including shares sold through our dividend reinvestment plan, we had sold 67,014,904 shares for gross offering proceeds of $667.1 million. As of September 30, 2007, we had redeemed 89,760 of the shares sold in our ongoing initial public offering pursuant to our share redemption program for approximately $897,000. At September 30, 2007, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$60,404	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	9,414	Actual

Total expenses	$69,818	Actual

From the commencement of our ongoing initial public offering through September 30, 2007, the net offering proceeds to us, after deducting the total expenses paid as described above, were $597.3 million, including net offering proceeds from our dividend reinvestment plan of $8.0 million, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our ongoing initial public offering and debt financing to purchase or fund $1,358 million of real estate and real estate-related investments, including $20.8 million in acquisition fees and closing costs.

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

We may amend, suspend or terminate the program upon 30 days’ notice.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2007, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2007	—	—	(3)
February 2007	—	—	(3)
March 2007	—	—	(3)
April 2007	—	—	(3)
May 2007	—	—	(3)
June 2007	34,020	$9.99	(3)
July 2007	6,472	$9.99	(3)
August 2007	13,189	$9.98	(3)
September 2007	36,079	$10.00	(3)

(1)

We announced the commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective December 14, 2006) and August 1, 2007 (which amendment became effective on September 13, 2007).

(2)

Prior to September 13, 2007, we redeemed shares at the lower of $9.00 or 90% of the price paid to acquire the shares from us, unless the shares were being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program). The redemption price for shares being redeemed upon a stockholder’s death or qualifying disability was the amount paid to acquire the shares from us. Pursuant to the amendment to the program adopted by our board of directors on July 6, 2007 and which became effective on September 13, 2007, we currently redeem shares as follows:

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

Notwithstanding the above, once we establish a net asset value per share of our common stock, the redemption price per share for all stockholders will be equal to the net asset value per share, as estimated by our advisor or another firm chosen for that purpose. We expect to establish a net asset value per share beginning three years after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. Until we establish a net asset value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from us.

(3)	We limit the dollar value of shares that may be redeemed under the program as described above.

Item 3.	Defaults upon Senior Securities

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders

a)	On July 12, 2007, we held our annual meeting of stockholders at 660 Newport Center Drive, Suite 1200, Newport Beach, California.

b)	Our stockholders elected the following individuals to the board of directors: Charles J. Schreiber, Jr., Peter McMillan III, Hank Adler, Barbara R. Cambon, and Stuart A. Gabriel, PhD.

c)	The number of votes cast for and votes withheld from each of the director nominees was as follows:

Name	Vote For	Votes Withheld
Charles J. Schreiber, Jr.	16,190,739	267,950
Peter McMillan III	16,190,695	267,994
Hank Adler	16,188,924	269,765
Barbara R. Cambon	16,182,475	276,214
Stuart A. Gabriel, PhD	16,192,239	266,450

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Amended Share Redemption Program, incorporated by reference from the description under “Share Redemption Program” in Supplement No. 28 included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1	Amendment no. 4 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated July 17, 2007, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.2	Amendment no. 5 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated August 7, 2007, incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.3	First Amendment to Purchase Agreement (related to the acquisition of the Opus National Industrial Portfolio) between KBS Industrial Portfolio (MI), LLC and OIRE Michigan, L.L.C., dated as of July 5, 2007, incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.4	First Amendment to Purchase Agreement (related to the acquisition of the Opus National Industrial Portfolio) between KBS Industrial Portfolio, LLC and MBS Arlington Limited Partnership, dated as of July 5, 2007, incorporated by reference to Exhibit 10.98 to Post- Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.5	First Amendment to Purchase Agreement (related to the acquisition of the Opus National Industrial Portfolio) between KBS Industrial Portfolio, LLC and Opus Real Estate VI Limited Partnership, dated as of July 5, 2007, incorporated by reference to Exhibit 10.99 to Post- Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.6	Operating Agreement of New Leaf-KBS JV, LLC (related to the acquisition of the National Industrial Portfolio) between New Leaf Industrial Partners Fund, L.P. and KBS REIT Acquisition XXIII LLC, dated August 8, 2007, incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.7	Second Amendment to Purchase and Sale Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Buyer, LLC and Sellers dated August 8, 2007, incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.8	Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.9	Pricing Letter related to the Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.115 to Post- Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.10	Promissory Note (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.116 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.11	Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC, National Industrial Mezz B, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.117 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.12	Pricing Letter related to the Mezzanine Loan (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.118 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.13	Mezzanine A Promissory Note (Note A) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.14	Mezzanine A Promissory Note (Note B) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.15	Form of Mortgage[Deed of Trust], Assignment of Leases and Rents and Security Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.16	Form of Mortgage, Assignment of Leases and Rents and Security Agreement and Consolidation, Modification and Restatement Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.17	Form of Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.123 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.18	Purchase and Sale Agreement (related to the acquisition of Plano Corporate Center in Plano, Texas) between PCCP Lincoln Plano Corporate Center, L.P. and KBS Capital Advisors LLC, dated as of July 18, 2007, incorporated by reference to Exhibit 10.124 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.19	Assignment and Assumption of Purchase Agreement (related to the acquisition of Plano Corporate Center in Plano, Texas) between KBS Capital Advisors LLC and KBS Plano Corporate Center, LLC, dated as of August 10, 2007, incorporated by reference to Exhibit 10.125 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.20	First Amendment to Purchase and Sale Agreement (related to the acquisition of Plano Corporate Center in Plano, Texas) between KBS Plano Corporate Center, LLC, and PCCP Lincoln Plano Corporate Center, L.P., dated as of August 13, 2007, incorporated by reference to Exhibit 10.126 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.21	Promissory Note (related to the acquisition of Plano Corporate Center) between KBS Plano Corporate Center, LLC and AIG Annuity Insurance Company, dated as of August 22, 2007, incorporated by reference to Exhibit 10.127 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.22	Deed of Trust (related to the acquisition of Plano Corporate Center in Plano, Texas) between KBS Plano Corporate Center, LLC, and AIG Annuity Insurance Company, dated as of August 22, 2007, incorporated by reference to Exhibit 10.128 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.23	Purchase and Sale Agreement (related to the acquisition of the 2200 West Loop South Building in Houston, Texas) between KBS 2200 West Loop, LLC and 2200 West Loop South, L.P., dated as of July 27, 2007, incorporated by reference to Exhibit 10.129 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333- 126087

10.24	Promissory Note (related to the acquisition of the 2200 West Loop South Building in Houston, Texas) between KBS 2200 West Loop, LLC and The Variable Annuity Life Insurance Company, dated as of September 5, 2007, incorporated by reference to Exhibit 10.130 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.25	Deed of Trust (related to the acquisition of the 2200 West Loop South Building in Houston, Texas) between KBS 2200 West Loop, LLC and The Variable Annuity Life Insurance Company, dated September 5, 2007, incorporated by reference to Exhibit 10.131 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.26	Real Property Purchase Agreement (related to the acquisition of ADP Plaza in Portland, Oregon) between Antares-A, Inc. and KBS Capital Advisors LLC, dated July 2, 2007, incorporated by reference to Exhibit 10.132 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.27	Assignment and Assumption of Purchase Agreement (related to the acquisition of ADP Plaza in Portland, Oregon) between KBS Capital Advisors LLC and KBS ADP Plaza, LLC, dated August 7, 2007, incorporated by reference to Exhibit 10.133 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.28	Purchase and Sale Agreement (related to the acquisition of Patrick Henry Corporate Center in Newport News, Virginia) between KBS Capital Advisors LLC and Patrick Henry Corporate Center, LLC, dated as of September 13, 2007, incorporated by reference to Exhibit 10.134 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.29	First Amendment to Purchase and Sale Agreement (related to the acquisition of Patrick Henry Corporate Center in Newport News, Virginia) between KBS Capital Advisors LLC and Patrick Henry Corporate Center, LLC, dated as of September 19, 2007, incorporated by reference to Exhibit 10.135 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.30	Assignment and Assumption of Purchase Agreement (related to the acquisition of Patrick Henry Corporate Center in Newport News, Virginia) between KBS Capital Advisors LLC and KBS 12350 Jefferson Avenue, LLC, dated as of September 19, 2007, incorporated by reference to Exhibit 10.136 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.31	Promissory Note (related to the acquisition of the Bridgeway Technology Center in Newark, CA) between KBS Bridgeway Technology Center, LLC and Merit Life Insurance Company, dated as of July 16, 2007, incorporated by reference to Exhibit 10.137 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.32	Deed of Trust (related to the acquisition of the Bridgeway Technology Center in Newark, CA) between KBS Bridgeway Technology Center, LLC and Merit Life Insurance Company, dated as of July 16, 2007, incorporated by reference to Exhibit 10.138 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.33	Promissory Note (related to the Royal Ridge Building in Alpharetta, GA) between KBS Royal Ridge, LLC and AIG Annuity Insurance Company, dated as of August 1, 2007, incorporated by reference to Exhibit 10.139 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.34	Deed to Secure Debt (related to the Royal Ridge Building in Alpharetta, GA) between KBS Royal Ridge, LLC and AIG Annuity Insurance Company, dated as of August 1, 2007, incorporated by reference to Exhibit 10.140 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.35	Promissory Note (related to the Opus National Industrial Portfolio Buildings) between KBS Industrial Portfolio, LLC, KBS ADP Plaza, LLC and American General Life Insurance Company, dated as of September 13, 2007, incorporated by reference to Exhibit 10.141 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.36	Deed to Secure Debt Security Agreement and Assignment of Leases and Rents (related to the Opus National Industrial Portfolio Buildings) between KBS Industrial Portfolio, LLC and American General Life Insurance Company, dated as of September 13, 2007, incorporated by reference to Exhibit 10.142 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.37	Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents (related to the Opus National Industrial Portfolio Buildings) between KBS Industrial Portfolio, LLC and American General Life Insurance Company, dated as of September 13, 2007, incorporated by reference to Exhibit 10.143 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.38	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents (related to the Opus National Industrial Portfolio Buildings) between KBS Industrial Portfolio, LLC and American General Life Insurance Company, dated as of September 13, 2007, incorporated by reference to Exhibit 10.144 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.39	Collateral Substitution Agreement (related to the Opus National Industrial Portfolio Buildings) between KBS Industrial Portfolio, LLC, KBS ADP Plaza, LLC and American General Life Insurance Company, dated as of September 13, 2007, incorporated by reference to Exhibit 10.145 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.40	Loan Agreement (related to the origination of the 11 S. LaSalle Mortgage Loan) between Prime LaSalle/Madison Partners, LLC and KBS Debt Holdings, LLC, dated August 8, 2007, incorporated by reference to Exhibit 10.146 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.41	Promissory Note (related to the origination of the 11 S. LaSalle Mortgage Loan) between Prime LaSalle/Madison Partners, LLC and KBS Debt Holdings, LLC, dated as of August 8, 2007, incorporated by reference to Exhibit 10.147 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.42	Mortgage Assignment of Leases and Rents, Security Agreement, Fixture Filing and Financing Statement (related to the origination of the 11 S. LaSalle Mortgage Loan) between Prime LaSalle/Madison Partners, LLC and KBS Debt Holdings, LLC, dated as of August 8, 2007, incorporated by reference to Exhibit 10.148 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.43	Loan Agreement (related to the Bridge Loan) between KBS Limited Partnership and Wells Fargo Bank, National Association, dated July 24, 2007, incorporated by reference to Exhibit 10.149 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.44	Promissory Note (related to the Bridge Loan) between KBS Limited Partnership and Wells Fargo Bank, National Association, dated July 24, 2007, incorporated by reference to Exhibit 10.150 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.45	General Assignment and Assumption (related to the acquisition of the One Madison Park Mezzanine Loan) between Column Financial, Inc. and KBS One Madison Park, LLC, dated as of September 24, 2007, incorporated by reference to Exhibit 10.154 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.46	Amended and Restated Intercreditor Agreement between PB Capital Corporation, LaSalle Bank National Association, Column Financial, Inc. and CBRE Realty Finance CDO 2007-1, LTD., dated as of September 24, 2007, incorporated by reference to Exhibit 10.155 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.47	Contract of Sale (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between Woodfield Preserve Phase I LLC, Woodfield Preserve Phase II LLC and KBS Capital Advisors LLC, dated August 27, 2007, incorporated by reference to Exhibit 10.156 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.48	First Amendment to Contract of Sale (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between Woodfield Preserve Phase I LLC, Woodfield Preserve Phase II LLC and KBS Capital Advisors LLC, dated September 21, 2007, incorporated by reference to Exhibit 10.157 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.49	Second Amendment to Contract of Sale (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between Woodfield Preserve Phase I LLC, Woodfield Preserve Phase II LLC and KBS Capital Advisors LLC, dated September 24, 2007, incorporated by reference to Exhibit 10.158 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.50	Third Amendment to Contract of Sale (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between Woodfield Preserve Phase I LLC, Woodfield Preserve Phase II LLC and KBS Capital Advisors LLC, dated September 25, 2007, incorporated by reference to Exhibit 10.159 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.51	Assignment and Assumption of Purchase Agreement (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between KBS Capital Advisors LLC, KBS Woodfield Preserve, LLC, dated September 25, 2007, incorporated by reference to Exhibit 10.160 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.52	Fourth Amendment to Contract of Sale (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between Woodfield Preserve Phase I LLC, Woodfield Preserve Phase II LLC and KBS Capital Advisors LLC, dated September 26, 2007, incorporated by reference to Exhibit 10.161 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.53	Purchase Agreement for Real Property and Escrow Instructions (related to the acquisition of South Towne Corporate Center I and II in Sandy, Utah) between Workers Compensation Fund and KBS Capital Advisors LLC, dated as of September 10, 2007

10.54	Assignment and Assumption of Purchase Agreement (related to the acquisition of South Towne Corporate Center I and II in Sandy, Utah) between KBS Capital Advisors LLC and KBS South Towne, LLC, dated as of October 9, 2007

10.55	First Amendment to Purchase Agreement for Real Property and Escrow Instructions (related to the acquisition of South Towne Corporate Center I and II in Sandy, Utah) between Workers Compensation Fund and KBS South Towne, LLC, dated as of October 10, 2007

10.56	Agreement of Purchase and Sale (related to the acquisition of the Nashville Flex Portfolio in Nashville, Tennessee) between FirstCal Industrial 2 Acquisition, LLC and KBS Nashville Industrial Portfolio I, LLC, dated as of October 25, 2007

10.57	Modification Agreement to Loan Agreement (related to the Bridge Loan) between KBS Limited Partnership and Wells Fargo Bank, National Association, dated as of October 23, 2007

10.58	Loan Agreement, including Promissory Notes (related to the Petra Investment) between Petra Fund REIT Corp. and KBS Preferred Holding 1, LLC, dated as of October 26, 2007

10.59	Deed of Trust, Security Agreement and Fixture Filing (related to the San Diego Office Portfolio B-Note) between UTC Properties LLC and Wachovia Bank, National Association, dated as of March 30, 2007

10.60	Amended and Restated Promissory Note A (related to the San Diego Office Portfolio B-Note) between UTC Properties LLC and Wachovia Bank, National Association, dated as of July 11, 2007

10.61	Amended and Restated Promissory Note B (related to the San Diego Office Portfolio B-Note) between UTC Properties LLC and Wachovia Bank, National Association, dated as of July 11, 2007

10.62	Intercreditor and Servicing Agreement (related to the San Diego Office Portfolio B-Note) between Wachovia Bank, National Association and MW1-2002, LLC, dated as of August 15, 2007

10.63	Amendment No. 6 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of October 26, 2007

10.64	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of November 8, 2007

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.65	Amended and Restated Promissory Note (related to the financing of ADP Plaza) between KBS ADP Plaza, LLC and American General Life Insurance Company, dated as of November 7, 2007

10.66	Deed of Trust (related to the financing of ADP Plaza) between KBS ADP Plaza, LLC and American General Life Insurance Company, dated as of November 7, 2007

10.67	Loan Agreement (related to the financing of the Corporate Express Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.68	Promissory Note (related to the financing of the Corporate Express Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.69	Deed Of Trust (related to the financing of the Corporate Express Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.70	Loan Agreement (related to the financing of the Hartman Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.71	Promissory Note (related to the financing of the Hartman Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.72	Deed Of Trust (related to the financing of the Hartman Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.73	Loan Agreement (related to the financing of the Cardinal Health Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.74	Promissory Note (related to the financing of the Cardinal Health Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.75	Mortgage (related to the financing of the Cardinal Health Building) between KBS Industrial Portfolio, LLC and Wells Fargo Bank, National Association, dated as of November 7, 2007

10.76	Loan Agreement (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between KBS Woodfield Preserve, LLC and Wells Fargo Bank, National Association, dated as of November 13, 2007

10.77	Promissory Note (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between KBS Woodfield Preserve, LLC and Wells Fargo Bank, National Association, dated as of November 13, 2007

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Number	Description
10.78	Mortgage (related to the acquisition of Woodfield Preserve Office Center in Schaumburg, Illinois) between KBS Woodfield Preserve, LLC and Wells Fargo Bank, National Association, dated as of November 13, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 19, 2007	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: November 19, 2007	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller