Form 10-K
period 2007-12-31
KBS Real Estate Investment Trust, Inc.
filed 2008-03-31
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).     Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 48,341,166 shares of common stock held by non-affiliates at June 29, 2007.

As of March 26, 2008, there were 111,877,187 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and our advisor have a limited operating history and our advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•

Because investment opportunities that are suitable for us may also be suitable for other KBS-advised programs or investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•

While we are investing the proceeds of our ongoing initial public offering, the high demand for the type of properties and other investments we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•

Our investments in mortgage, mezzanine, bridge and other loans as well as investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on
Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation formed to invest in a diverse portfolio of real estate properties and real estate-related assets. The Company has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries.

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

On July 5, 2006, we broke escrow in our ongoing initial public offering and accepted subscriptions for 546,035 shares or approximately $5.45 million of gross proceeds. Through December 31, 2007, including shares sold through our dividend reinvestment plan, we had sold 86,127,235 shares for gross offering proceeds of $857.1 million. Our board of directors has approved an extension of our primary offering of 200,000,000 shares until the earlier of the sale of all 200,000,000 shares or May 30, 2008. Under rules promulgated by the SEC, we could extend our primary offering until January 13, 2009, and in some circumstances, we could continue our primary offering until as late as July 12, 2009.

We purchased our first property and commenced our real estate operations on July 7, 2006. As of December 31, 2007, we owned 54 real estate properties, one master lease, 13 real estate loans receivable, and an investment in commercial mortgage-backed securities. The 54 real estate properties total 18.3 million square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 14 office buildings, one light industrial property, two corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and a portfolio of 23 institutional quality industrial properties and a master lease with respect to another property. We hold the 23 industrial properties and the master lease through a consolidated joint venture. At December 31, 2007, the portfolio was approximately 96% leased. Our real estate loans receivable portfolio includes three secured loans that we originated as well as four mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT.

We have used the net proceeds from the ongoing initial public offering to acquire and manage a diverse portfolio of real estate properties and real estate-related investments. We plan to own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our external advisor, KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments.

Investment Objectives

We invest in and manage a diverse portfolio of real estate assets. We have diversified our portfolio by property type, geographic region, investment size and investment risk with the goal of attaining a portfolio of income producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We have targeted to acquire approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% enhanced-return properties and other real estate-related investments. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that the advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), the portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

Real Estate Portfolio

Real Properties

We focus our investment activities on the acquisition of a diverse portfolio of commercial properties located in large metropolitan areas in the United States. The primary property types in which we invest are as follows (in no order of priority):

•

office properties — including low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation;

•

retail properties — including neighborhood, community, power and lifestyle shopping centers and focusing on properties located in or nearby populated residential areas that have, or have the ability to attract strong anchor tenants; and

•	industrial properties — including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties.

All such real estate assets may be acquired directly by us or our Operating Partnership, though we may invest in other entities that make similar investments. To date, we have invested in core properties. We consider core investments to be lower risk properties, such as existing properties with at least 80% occupancy and minimal near-term lease rollover. Each of our potential investments is subject to our advisor’s stringent underwriting standards and the approval of our independent directors.

Real Estate-Related Assets

We also make investments in real estate-related assets. The real estate-related investments in which we invest and expect to invest are generally higher-yield and higher-risk investments and include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, we expect that the substantial majority of these investments will consist of mezzanine loans, commercial mortgage-backed securities and B-Notes, as well as collateralized debt obligations.

Financing Objectives

We have financed our acquisitions to date with a combination of the proceeds from our ongoing initial public offering and debt. We expect that once we have fully invested the proceeds of our ongoing initial public offering, our debt financing will be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. There is no limitation on the amount we may borrow for the purchase of any single property. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during any quarter of 2007. As of December 31, 2007, our borrowings were approximately 59% of the cost of all of our real estate investments (before depreciation or other non-cash reserves) plus the value of our other assets.

We expect to continue to generate capital from our ongoing initial public offering and to utilize indebtedness to assist in the funding for and timing of our acquisitions. We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. See Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through March 26, 2008, all of which is outstanding. Of the $1.6 million advanced from our advisor to cover distributions and expenses in excess of revenues as of March 26, 2008, no amount has been advanced since January 2007. In addition, our advisor has deferred, without interest, payment of the asset management fees it had earned for the months of July 2006 through September 2007 in the amount of $2.2 million. We are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment.

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

Competitive Market Factors

The United States commercial real estate investment and leasing markets continue to be highly competitive. We actively compete with many other entities engaged in the acquisition and operation of retail, office and industrial properties. As such, we compete for a limited supply of properties and financing for these properties that meet our investment criteria. Investors include large institutional investors, pension funds, REITs, insurance companies, as well as foreign and private investors. These entities may have greater financial resources than we do. This increased competition in the commercial real estate and finance markets may limit the number of suitable properties available to us and result in higher pricing, lower yields and an increased cost of funds. The above factors could also result in delays in the investment of proceeds from our ongoing initial public offering.

With respect to the competition we face in the market for investment in and origination of real estate-related loans, over the course of 2007 and the beginning of 2008, we have seen the cost of capital increase, while at the same, the availability of lenders decrease. We believe these changes in the cost and availability of capital have created a new dynamic in the market for investments in real estate-related loans. Investors in this market are currently seeing excellent investment opportunities and the competition for these investment opportunities is greatly reduced from a year ago. However, to the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, the volume of loans we acquire and the profit margins on those loans could be adversely affected. Our income from these investments depends upon our ability to acquire and originate investments with spreads over our borrowing and/or origination costs.

Compliance with Federal, State and Local Environmental Law

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

All of our properties have been subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.

Four properties acquired as part of the National Industrial Portfolio are located on or near former military bases that have been designated as either National Priority List sites or defense clean-up sites under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). These include 1045 Sheridan, Chicopee, MA; 15 Independence Drive, Devens, MA; and 50 Independence Drive, Devens, MA. Another property that is part of the portfolio, 9410 Heinz Way, Commerce City, CO, is a former defense armaments manufacturing site that is near the Rocky Mountain Arsenal National Priority List site. Additionally, some of the properties identified below in connection with activity use limitations and underground storage tanks have residual hazardous substance contamination from former operations. CERCLA imposes joint and several liability for clean-up costs on current owners of properties with hazardous substance contamination. Purchasers of contaminated properties may mitigate the risk of being held liable for costs of clean-up and related responsibilities by conducting “all appropriate inquiry” prior to the purchase of the property and compliance with the steps necessary to obtain and maintain “bona fide purchaser” status. We believe that we have taken the steps to obtain and maintain bona fide purchaser status, but we can give no assurance that a court would agree with us if someone were to seek to hold us liable. Because identified responsible parties, including the United States Government and large defense contractors, have taken responsibility for remedial actions relative to these properties and the existing tenants at these properties are generally large companies, we do not believe that we will face material liability with respect to any of these properties. The National Industrial Portfolio is owned by the New Leaf – KBS JV, LLC, a joint venture in which we own an 80% membership interest.

In addition, we own several properties that are subject to activity use limitations (“AULs”) whereby the government has placed limitations on redevelopment of the properties for certain uses, particularly residential uses. AULs are typically imposed on property that has environmental contamination in exchange for less stringent environmental clean-up standards. In view of the locations of the affected properties, the environmental characteristics of the contaminants and the characteristics of the neighborhoods, we do not believe that these AULs have a material impact on our portfolio valuation, but they could in individual cases result in a depression of the value of a property, should we resell the property for uses different from its existing uses. Properties subject to AULs include 495-515 Woburn, Tewksbury, MA; 15 Independence Drive, Devens, MA; 100 Simplex Drive, Westminster, MA; 57-59 Daniel Webster Highway, Merrimack, NH and ADP Plaza, Portland, OR.

Some of the properties in our portfolio, particularly the warehouse and light industrial properties, had or have underground storage tanks either for space heating of the buildings, fueling motor vehicles, or industrial processes. Many of the underground storage tanks at the premises have been replaced over time. Given changing standards regarding closure of underground storage tanks and associated contamination, many of the tanks may not have been closed in compliance with current standards. Some of these properties likely have some residual petroleum or chemical contamination. Properties exhibiting these risks include 555 Taylor Road, Enfield, CT; 85 Moosup Pond Road, Plainfield, CT; 129 Concord Road, Billerica, MA (Rivertech); 111 Adams Road, Clinton, MA; 133 Jackson Avenue, Ellicott, NY; 1200 State Fair Boulevard, Geddes, NY; 3407 Walters Road, Van Buren, NY; ADP Plaza, Portland, OR; Shaffer Road and Route 255, DuBois, PA; 9700 West Gulf Bank Road, Houston, TX; and 2200 South Business 45, Corsicana, TX.

New Leaf – KBS JV, LLC purchased an environmental insurance policy from Indian Harbor Insurance Company that provides ten years of coverage for pollution legal liability and remediation legal liability, among other coverage for the National Industrial Portfolio. We believe the scope and limits of the policy are appropriate for the risks presented by our properties.

Employees

We have no paid employees. The employees of the advisor provide management, acquisition, advisory and certain administrative services for us.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their annual financial statements. We acquire and operate commercial properties and invest in real estate-related assets, including real estate loans, and as a result, we operate in two business segments. For financial data by segment, see Note 15 “Segment Information” in the notes to consolidated financial statements filed herewith.

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

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements, and upon the performance of our property managers in the selection of tenants and negotiation of leasing arrangements. The current market for properties meeting our investment objectives is highly competitive as is the leasing market for such properties. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our ongoing initial public offering, the greater our challenge will be to invest all of the net proceeds of the offering promptly and on attractive terms. We may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Recent events in the residential mortgage market may impact the commercial mortgage market as well as the market for real estate related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.

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

Recent events in the residential mortgage market may impact the commercial mortgage market as well as the market for real estate related debt investments generally. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (i) supply and demand for such mortgage loans and (ii) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decreases. As the market tightens, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them. For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price.

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

We and our advisor have a limited operating history and our advisor has limited experience operating a public company, which makes our future performance difficult to predict.

We and our advisor have a limited operating history. We were incorporated in the State of Maryland on June 13, 2005. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor. We are the first publicly offered investment program sponsored by the affiliates of our advisor. Because the previous KBS-sponsored programs were conducted through privately held entities, they were subject to neither the up-front commissions, fees and expenses associated with our ongoing initial public offering nor all of the laws and regulations that apply to us. Finally, our executive officers and directors have limited experience managing public companies. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and our stockholders should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and our advisor’s limited experience operating a public company and differences from other KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate assets. Our advisor has a limited operating history and it depends upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s deferred asset management fee.

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through March 26, 2008, all of which is outstanding. Of the $1.6 million advanced from our advisor to cover distributions and expenses in excess of revenues as of March 26, 2008, no amount has been advanced since January 2007. We are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

Our advisor has deferred, without interest, $2.2 million of accrued but unpaid asset management fees related to the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on this criteria for payment of deferred asset management fees, on October 31, 2007 we paid the advisor $1.0 million of the $3.2 million of asset management fees that had been deferred for the months of July 2006 through September 2007. In addition, we have paid our advisor asset management fees of $5.0 million earned pursuant to the advisory agreement for services related to the months of October 2007 through March 2008. If necessary in future periods, the advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s accrued but unpaid asset management fee.

If we pay distributions from sources other than our cash flow from operations, funds available for investment in properties and other assets and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings or the net proceeds from our ongoing initial public offering, funds available for investment in properties and other assets and the overall return to our stockholders may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

The loss of or the inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

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

If our involvement in a May 2007 article published by Real Estate Finance & Investment was held to be in violation of the Securities Act of 1933, we could be subject to potential liability. Investors in our ongoing initial public offering should rely only on the statements made in the prospectus as supplemented to date in determining whether to purchase our shares.

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

The Institutional Investor, Inc. website states that (i) the average readership of the newsweekly is 5,500, (ii) subscribers pay $2,195 annually to receive the newsletter and (iii) its readers include asset management firms, investment banks, hedge funds, pension funds, law firms and real estate development and management firms. Given the foregoing and the retail nature of our offering, i.e., it is directed largely to individual investors, we do not expect material investment proceeds from those who received the newsweekly.

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

If our dealer manager’s involvement in an October 2006 article published by the St. Louis Business Journal was held to be in violation of the Securities Act of 1933, we could be subject to potential liability. Investors in our initial public offering should rely only on the statements made in the prospectus as supplemented to date in determining whether to purchase our shares.

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

Given the local focus of the St. Louis Business Journal, we do not expect that material investment proceeds have been raised from those who received the article or viewed it online. If our dealer manager’s involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, we could be required to repurchase the shares from investors in the offering who received the article before receiving a written prospectus. Such potential repurchase obligation would last for a period of one year following the date of the alleged violation. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

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

All of our executive officers and some of our directors are also officers, directors and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle KBS Capital Markets Group to dealer-manager fees and will likely entitle KBS Capital Advisors to increased acquisition and asset-management fees;

•	sales of properties and other investments which entitle KBS Capital Advisors to real estate commissions and possible success-based sale fees;

•

acquisitions of properties and other investments from other KBS-sponsored programs, which might entitle affiliates of KBS Capital Advisors to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	acquisitions of properties and other investments from third parties, which entitle KBS Capital Advisors to acquisition fees and asset-management fees;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset-management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a success-based listing fee;

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets and personnel from our advisor for consideration that would be negotiated at that time and may result in members of our advisor’s management receiving more compensation from us than they receive from our advisor; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a success-based fee.

The fees our advisor receives in connection with the acquisition and management of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

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

If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have the same executive officers and key employees; and these persons, including Messrs. Bren and Schreiber, will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of an arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders’ detriment.

KBS Capital Advisors, its affiliates and employees and our officers will face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and its affiliates and employees for the day-to-day operation of our business. Peter M. Bren and Charles J. Schreiber, Jr., two of our executive officers, are also executive officers of KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors of other KBS programs and the investment advisers to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they have engaged in and they will continue to engage in other business activities, Messrs. Bren and Schreiber will face conflicts of interest in allocating their time among us, KBS Capital Advisors and other KBS-sponsored programs and activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share the same key employees. During times of intense activity in other programs and ventures, these employees may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers and some of our directors face conflicts of interest related to the positions they hold with KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers and some of our directors are also executive officers, managers and holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. Through KBS-affiliated entities, these persons also serve as the investment advisers to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and KBS Realty Advisors these persons may serve as the advisors to other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s loyalties to KBS Real Estate Investment Trust II, Inc. and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.

All of our directors are also directors of KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), another public, non-traded REIT sponsored by Messrs. Bren, Schreiber, McMillan and Hall. The loyalties of our directors serving on the board of KBS REIT II and possibly other future KBS-sponsored programs may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•

The conflicts committee of our board of directors must evaluate the performance of KBS Capital Advisors with respect to whether KBS Capital Advisors is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to another KBS-sponsored program or if our advisor is giving preferential treatment to another KBS-sponsored program in this regard, our conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•

We could enter into transactions with other KBS-sponsored programs, such as property sales or acquisitions, joint ventures or financing arrangements. Decisions of the board or the conflicts committee regarding the terms of those transactions may be influenced by the board’s or committee’s loyalties to such other KBS-sponsored programs.

•

A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of other KBS-sponsored programs.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

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

We intend to qualify for an exemption from registration under Section 3(c)(5)(c) of the Investment Company Act, which means we must engage primarily in the business of buying mortgages and other liens on or interests in real estate. The position of the SEC staff generally requires us to maintain at least 55% of our portfolio in qualifying real estate assets and at least another 25% of our portfolio in additional qualifying real estate assets or real estate-related assets. Participations in mortgage loans, mortgaged-backed securities, mezzanine loans, preferred equity investments, joint venture investments and the equity securities of other real estate companies may not constitute qualifying real estate assets, depending on the characteristics of the specific investments, including the rights that we have with respect to the underlying assets. Our ownership of these investments, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of our real estate-related investments changes as compared to the market value or income potential of our real estate investments as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

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

KBS Capital Advisors and its affiliates will perform services for us in connection with the offer and sale of shares in our ongoing initial public offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. These fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our ongoing initial public offering. These substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

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

If our acquisitions fail to perform as expected, cash distributions to our stockholders may decline.

Since breaking escrow in July 2006, we have made acquisitions of properties and other real estate-related assets. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

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

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

All of our properties have been subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties.

Four properties acquired as part of the National Industrial Portfolio are located on or near former military bases that have been designated as either National Priority List sites or defense clean-up sites under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). These include 1045 Sheridan, Chicopee, MA; 15 Independence Drive, Devens, MA; and 50 Independence Drive, Devens, MA. Another property that is part of the portfolio, 9410 Heinz Way, Commerce City, CO, is a former defense armaments manufacturing site that is near the Rocky Mountain Arsenal National Priority List site. Additionally, some of the properties identified below in connection with activity use limitations and underground storage tanks have residual hazardous substance contamination from former operations. CERCLA imposes joint and several liability for clean-up costs on current owners of properties with hazardous substance contamination. Purchasers of contaminated properties may mitigate the risk of being held liable for costs of clean-up and related responsibilities by conducting “all appropriate inquiry” prior to the purchase of the property and compliance with the steps necessary to obtain and maintain “bona fide purchaser” status. We believe that we have taken the steps to obtain and maintain bona fide purchaser status, but we can give no assurance that a court would agree with us if someone were to seek to hold us liable. Because identified responsible parties, including the United States Government and large defense contractors, have taken responsibility for remedial actions relative to these properties and the existing tenants at these properties are generally large companies, we do not believe that we will face material liability with respect to any of these properties. The National Industrial Portfolio is owned by the New Leaf – KBS JV, LLC, a joint venture in which we own an 80% membership interest.

In addition, we own several properties that are subject to activity use limitations (“AULs”) whereby the government has placed limitations on redevelopment of the properties for certain uses, particularly residential uses. AULs are typically imposed on property that has environmental contamination in exchange for less stringent environmental clean-up standards. In view of the locations of the affected properties, the environmental characteristics of the contaminants and the characteristics of the neighborhoods, we do not believe that these AULs have a material impact on our portfolio valuation, but they could in individual cases result in a depression of the value of a property, should we resell the property for uses different from its existing uses. Properties subject to AULs include 495-515 Woburn, Tewksbury, MA; 15 Independence Drive, Devens, MA; 100 Simplex Drive, Westminster, MA; 57-59 Daniel Webster Highway, Merrimack, NH and ADP Plaza, Portland, OR.

Some of the properties in our portfolio, particularly the warehouse and light industrial properties, had or have underground storage tanks either for space heating of the buildings, fueling motor vehicles, or industrial processes. Many of the underground storage tanks at the premises have been replaced over time. Given changing standards regarding closure of underground storage tanks and associated contamination, many of the tanks may not have been closed in compliance with current standards. Some of these properties likely have some residual petroleum or chemical contamination. Properties exhibiting these risks include 555 Taylor Road, Enfield, CT; 85 Moosup Pond Road, Plainfield, CT; 129 Concord Road, Billerica, MA (Rivertech); 111 Adams Road, Clinton, MA; 133 Jackson Avenue, Ellicott, NY; 1200 State Fair Boulevard, Geddes, NY; 3407 Walters Road, Van Buren, NY; ADP Plaza, Portland, OR; Shaffer Road and Route 255, DuBois, PA; 9700 West Gulf Bank Road, Houston, TX; and 2200 South Business 45, Corsicana, TX.

New Leaf – KBS JV, LLC purchased an environmental insurance policy from Indian Harbor Insurance Company that provides ten years of coverage for pollution legal liability and remediation legal liability, among other coverage for the National Industrial Portfolio. We believe the scope and limits of the policy are appropriate for the risks presented by our properties.

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

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings.

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

Risks Related to Real Estate-Related Investments

Our investments in mortgage, mezzanine, bridge and other loans as well as our investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on our stockholders’ investment.

If we make or invest in mortgage, mezzanine or other real estate-related loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. Our investments in mortgage-backed securities, collateralized debt originations and other real estate-related debt will be similarly affected by real estate market conditions.

If we make or invest in mortgage, mezzanine, bridge and other real estate-related loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.

If we invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge and other real estate-related loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

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

As of March 26, 2008, we had total long-term notes payable with a maturity of longer than one year of approximately $786.7 million and short-term notes payable with a maturity of one year or less of $244.1 million. Long-term notes payable consisted of $355.7 million of fixed-rate, term mortgage loans with a weighted-average interest rate of 5.76% at March 26, 2008 and $431.0 million of variable-rate mortgage loans with a weighted-average interest rate of 5.60% at March 26, 2008. Short-term notes payable consisted of $244.1 million of loans with a weighted-average interest rate of 5.26% at March 26, 2008.

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

We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratios.

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

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of March 26, 2008, our borrowings were 58% of the cost (before deducting depreciation or other non-cash reserves) of all our assets. High debt levels cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

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

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

As of December 31, 2007, our portfolio included 14 office buildings, one light industrial property, two corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.25 years with respect to another industrial property. In addition, we owned four mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and an investment in commercial mortgage-backed securities. We had also originated three secured loans.

Real Property Investments

At December 31, 2007, our portfolio consisted of 54 properties totaling 18.3 million square feet including properties held through a consolidated joint venture. The portfolio consisted of office, light industrial, distribution facilities and corporate research and development properties. All of these properties are included in our accompanying consolidated financials statements and in the property summary below. At December 31, 2007, our portfolio was approximately 96% leased. The following table provides summary information regarding our properties as of December 31, 2007 (in thousands, except rentable square feet).

Asset Name	City	State	Date Acquired	Property Type	Year Built/ Renovated	Rentable Square Feet	Total Cost at 12/31/2007	Debt at 12/31/2007	Percent Leased
Properties Held through Wholly Owned Subsidiaries

Opus National Industrial Portfolio
Cardinal Health	Champlin	MN	07/07	Industrial	1995	221,750	$13,307	$6,900	100%
Cedar Bluffs Business Center	Eagan	MN	07/07	Industrial	2005	81,329	6,627	4,627	100%
Crystal Park II-Buildings D & E	Round Rock	TX	07/07	Industrial	2002	240,452	20,636	12,009	83%
Corporate Express	Arlington	TX	07/07	Industrial	1992	131,040	9,325	5,318	100%
Park 75-Dell	West Chester	OH	07/07	Industrial	2002	427,920	18,693	10,138	100%
Plainfield Business Center	Plainfield	IN	07/07	Industrial	2006	321,627	17,359	10,200	100%
Hartman Business Center One	Austell	GA	07/07	Industrial	2003	353,983	16,805	9,479	100%
Rickenbacker IV-Medline	Groveport	OH	07/07	Industrial	2005	377,283	16,907	9,465	100%
Advo-Valassis Building	Van Buren	MI	07/07	Industrial	1996	160,464	9,023	4,988	100%

						2,315,848	128,682	73,124	98%
Nashville Flex Portfolio
Royal Parkway Center I & II	Nashville	TN	11/07	Industrial	1990	147,384	13,210	7,812	100%
Greenbriar	Nashville	TN	11/07	Industrial	1986	135,355	17,016	10,062	93%
Cumberland Business Center	Nashville	TN	11/07	Industrial	1998	166,137	10,717	6,337	97%
Riverview Business Center I & II	Nashville	TN	11/07	Industrial	2000/2001	101,413	13,898	8,219	97%

						550,289	54,841	32,430	97%

Sabal Pavilion Building	Tampa	FL	07/06	Office	1998	120,500	26,025	14,700	100%
Plaza in Clayton	Saint Louis	MO	09/06	Office	2001	325,172	94,471	62,200	99%
Southpark Commerce Center II Buildings	Austin	TX	11/06	Light Industrial	2000	372,125	30,241	18,000	100%
825 University Avenue Building	Norwood	MA	12/06	R&D	2004/2006	166,574	31,249	19,000	100%
Midland Industrial Buildings	McDonough	GA	12/06	Distribution	2000	785,790	35,619	24,050	100%
Crescent Green Buildings	Cary	NC	01/07	Office	1996/1997/1998	248,832	48,762	32,400	99%
625 Second Street Building	San Francisco	CA	01/07	Office	1906/1999	134,847	52,010	33,700	100%
Sabal VI Building	Tampa	FL	03/07	Office	1988	96,346	17,542	14,040	100%
The Offices at Kensington	Sugar Land	TX	03/07	Office	1998	170,436	29,316	18,500	94%
Royal Ridge Building	Alpharetta	GA	06/07	Office	2001	160,539	36,701	21,718	96%
9815 Goethe Road Building	Sacramento	CA	06/07	Office	1992	80,000	17,242	—	100%
Bridgeway Technology Center	Newark	CA	06/07	R&D	1996	187,268	46,051	26,824	100%
Plano Corporate Center I & II	Plano	TX	08/07	Office	1999 and 2001	308,038	50,744	30,591	90%
2200 West Loop South Building	Houston	TX	09/07	Office	1974/2000	196,217	38,854	17,426	99%
ADP Plaza	Portland	OR	11/07	Office	1981	180,772	33,855	20,900	91%
Patrick Henry Corporate Center	Newport News	VA	11/07	Office	1989	98,883	18,950	11,100	100%
Woodfield Preserve Office Center	Schaumburg	IL	11/07	Office	2001	647,196	128,604	68,400	96%
South Towne Corporate Center I and II	Sandy	UT	11/07	Office	1999/2006	269,233	50,522	25,200	90%

						4,548,768	786,758	458,749	99%

Total Properties Held Through Wholly Owned Subsidiaries						7,414,905	970,281	564,303	98%

Properties Held through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	Commerce City	CO	08/07	Industrial	2005	140,630	10,680	8,762	100%
74 Griffin Street South	Bloomfield	CT	08/07	Industrial	1986	449,000	22,998	18,869	100%
85 Moosup Pond Road	Plainfield	CT	08/07	Industrial/Land	1958	530,500	25,766	21,140	100%
555 Taylor Road	Enfield	CT	08/07	Industrial	1975-1999	1,185,569	82,801	67,933	100%
15 & 30 Independence Drive	Devens	MA	08/07	Industrial	1999	370,545	32,587	26,736	100%
50 Independence Drive	Devens	MA	08/07	Industrial	1997/2000	235,620	13,966	11,458	41%
1040 Sheridan	Chicopee	MA	08/07	Industrial	1979	74,500	4,139	3,396	100%
1045 Sheridan	Chicopee	MA	08/07	Industrial	1979	62,000	3,694	3,031	100%
151 Suffolk Lane	Gardner	MA	08/07	Industrial	1999	68,000	3,674	3,014	100%
1111 Southampton Road	Westfield	MA	08/07	Industrial	1969	652,000	30,222	24,795	100%
100 & 111 Adams Road	Clinton	MA	08/07	Industrial	1999/1975/2005	801,040	40,827	33,496	93%
100 Simplex Drive	Westminster	MA	08/07	Industrial	1970’s	685,017	25,324	20,778	100%
495-515 Woburn	Tewksbury	MA	08/07	Industrial/Land	1940/1960/2001	699,617	69,334	56,885	96%
480 Sprague Street	Dedham	MA	08/07	Industrial	1960’s	233,000	15,402	12,636	100%
625 University Avenue(1)	Norwood	MA	08/07	Industrial Master Lease	1969/1989		1,460	1,198	100%
57-59 Daniel Webster Highway	Merrimack	NH	08/07	Industrial	1969/1975	578,290	24,266	19,909	85%
133 Jackson Avenue	Ellicott	NY	08/07	Industrial	1963	287,959	10,325	8,471	100%
1200 State Fair Boulevard	Geddes	NY	08/07	Industrial	1954/1988	567,800	17,509	14,365	100%
3407 Walters Road	Van Buren	NY	08/07	Industrial	1992-1993	273,225	9,358	7,678	100%
851 Beaver Drive	Du Bois	PA	08/07	Industrial	1987/1991	202,800	7,387	6,061	100%
Shaffer Road and Route 255	Du Bois	PA	08/07	Industrial	1961/1988	410,000	11,222	9,207	100%
9700 West Gulf Bank Road	Houston	TX	08/07	Industrial	1973	245,319	11,561	9,485	100%
1000 East I-20	Abilene	TX	08/07	Industrial	1972-1975	728,110	10,162	8,337	57%
2200 South Business 45	Corsicana	TX	08/07	Industrial	1981	1,443,777	40,661	33,360	100%

Total Properties Held through Consolidated Joint Venture						10,924,318	525,325	431,000	95%

Total Real Estate						18,339,223	$1,495,606	$995,303	96%

(1) The joint venture purchased the rights to a master lease with a remaining term of 15.25 years with respect to this property as part of the National Industrial Portfolio acquisition.

Portfolio Lease Expirations

The following table reflects lease expirations of our acquired properties (including properties held through our consolidated joint venture) as of December 31, 2007.

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (1) (in thousands)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
Month to Month	14	$1,099	2%	104,944	1%
2008	40	10,419	8%	2,092,267	12%
2009	45	17,578	14%	1,867,401	11%
2010	49	22,735	18%	3,706,205	21%
2011	44	17,332	14%	2,312,382	13%
2012	37	16,332	13%	2,012,233	11%
Thereafter(2)	62	38,583	31%	5,517,702	31%

Total	291	$124,078	100%	17,613,134	100%

(1) Annualized Base Rent represents contractual base rental income on a GAAP straight lining adjustment basis from the time of our acquisition through the balance of the lease term.

(2) Represents leases expiring from 2013 through 2020.

Industry Distribution of Portfolio Leases

The following table shows the tenant industry diversification of our acquired properties (including properties held through our consolidated joint venture) as of December 31, 2007.

Industry	Annualized Base Rent(1) (in thousands)	Percent of Annualized Base Rent	Leased Rentable Square Feet	Percent of Leased Rentable Square Feet
Finance	$12,808	10%	576,466	3%
Insurance	8,875	7%	394,759	2%
Retail Trade-Home Improvements	7,983	6%	2,633,665	15%
Manufacturing	7,761	6%	1,451,552	8%
Information	7,383	6%	297,753	2%
Computer and Electronic	6,990	6%	1,148,897	7%
Transportation and Warehousing	6,308	5%	1,244,631	7%
Retail Trade	6,004	5%	1,978,251	11%
Legal Services	5,825	5%	229,410	1%
Professional Services	3,354	3%	118,143	1%
Accommodation and Food Services	3,325	3%	715,469	4%
Healthcare and Social Services	2,935	2%	252,931	1%
Logistics	2,665	2%	785,790	5%
Wholesale Trade	2,652	2%	511,530	3%
Other Services (2)	39,210	32%	5,273,887	30%

	$124,078	100%	17,613,134	100%

(1) Annualized Base Rent represents contractual base rental income on a GAAP straight lining adjustment basis from the time of our acquisition through the balance of the lease term.

(2) None more than 2% of Annualized Base Rent.

Geographic Distribution of Portfolio Properties

The following table reflects the geographic distribution of our property portfolio (including properties held through our consolidated joint venture) as of December 31, 2007 (in thousands, except rentable square feet).

State	Number of Properties	Rentable Square Feet	Annualized Base Rent (1)	Percent of Portfolio Annualized Base Rent	Total Cost	Accumulated Depreciation	Net Book Value
Massachusetts	11	4,047,913	$19,544	16%	$271,878	$(7,957)	$263,921
Texas	9	3,835,514	21,172	17%	241,500	(7,803)	233,697
Connecticut	3	2,165,069	8,866	7%	131,565	(5,341)	126,224
Georgia	3	1,300,312	6,197	5%	89,125	(2,288)	86,837
New York	3	1,128,984	3,085	2%	37,192	(476)	36,716
Ohio	2	805,203	2,468	2%	35,600	(619)	34,981
Illinois	1	647,196	10,219	8%	128,604	(1,724)	126,880
Pennsylvania	2	612,800	1,558	1%	18,609	(242)	18,367
New Hampshire	1	578,290	2,325	2%	24,266	(903)	23,363
Tennessee	4	550,289	4,947	4%	54,841	(727)	54,114
California	3	402,115	10,746	9%	115,303	(3,732)	111,571
Missouri	1	325,172	9,261	7%	94,471	(6,160)	88,311
Indiana	1	321,627	1,273	1%	17,359	(356)	17,003
Minnesota	2	303,079	1,343	1%	19,934	(301)	19,633
Utah	1	269,233	5,455	4%	50,522	(417)	50,105
North Carolina	1	248,832	4,316	4%	48,762	(2,755)	46,007
Florida	2	216,846	4,045	3%	43,567	(2,922)	40,645
Oregon	1	180,772	3,600	3%	33,855	(261)	33,594
Michigan	1	160,464	714	1%	9,023	(127)	8,896
Colorado	1	140,630	858	1%	10,680	(145)	10,535
Virginia	1	98,883	2,086	2%	18,950	(198)	18,752

Total	54	18,339,223	$124,078	100%	$1,495,606	$(45,454)	$1,450,152

(1) Annualized Base Rent represents contractual base rental income on a GAAP straight lining adjustment basis from the time of our acquisition through the balance of the lease term.

Real Estate-Related Assets

As of December 31, 2007, we held investments in loans of approximately $302.0 million. These investments included mezzanine real estate loans, B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and three mortgage loans that we originated. These investments represent diverse property types and geographic markets throughout the United States. At December 31, 2007, we held the following investments (in thousands):

Property Name Location of Property	Property Type	Loan Type	Loan Commitment (1)	Amount Drawn as of 12/31/2007 (2)	Amount Drawn as of 12/31/2006 (3)	Index and Margin	Interest Rate at 12/31/2007	Maturity Date
First Tribeca Mezzanine Loans	Multi Family
New York, New York	Residential	Mezzanine	$15,896	$15,896	$13,798	30-day LIBOR + 8.50%	13.10%	5/1/2008	(4)
Second Tribeca Mezzanine Loan	Multi Family
New York, New York	Residential	Mezzanine	31,224	31,224	—	Fixed rate of 25.0%	25.00%	5/1/2008	(4)
Tribeca Senior Mortgage Participation	Multi Family
New York, New York	Residential	Mortgage	25,812	25,593	—	30-day LIBOR + 3.00%	7.60%	5/1/2008	(4)
Sandmar Mezzanine Loan
Southeast retail portfolio	Retail	Mezzanine	8,000	8,000	—	Fixed rate of 12.0%	12.00%	1/1/2017
Park Central Mezzanine Loan
New York, New York	Hotel	Mezzanine	15,000	15,000	—	30-day LIBOR + 4.48%	9.08%	11/9/2008
200 Professional Drive Loan Origination
Gaithersburg, Maryland	Office	Mortgage	10,543	7,681	—	30-day LIBOR + 3.00%	7.60%	7/31/2009
Lawrence Village Plaza Loan Origination
New Castle, Pennsylvania	Retail	Mortgage	8,278	6,170	—	30-day LIBOR + 2.50%	7.10%	9/1/2010
11 South LaSalle Loan Origination
Chicago, Illinois	Office	Mortgage	43,300	23,486	—	30-day LIBOR + 2.95%	7.55%	9/1/2010
San Diego Office Portfolio B-Note
San Diego, CA	Office	B-Note	20,000	13,460	—	Fixed rate of 5.775%	5.775%	4/27/2009
Petra Subordinated Debt Tranche A	Various	Subordinated	50,000	25,000	—	Fixed rate of 11.5%	11.50%	10/26/2009

Petra Subordinated Debt Tranche B	Various	Subordinated	50,000	25,000	—	Fixed rate of 11.5%	11.50%	10/25/2009

4929 Wilshire B-Note
Los Angeles, CA	Office	B-Note	4,000	2,548	—	Fixed rate of 6.05%	6.05%	7/11/2017
Artisan Multifamily Portfolio Mezzanine Loan	Multi Family
Las Vegas, Nevada	Residential	Mezzanine	20,000	15,850	—	30-day LIBOR + 2.50%	7.10%	8/9/2009

			$302,053	$214,908	$13,798

(1) “Loan Commitment” refers to the amount of the loan or loan tranche, which may be part of a larger credit facility in respect of the referenced project/borrower, that we have or are obligated to fund.

(2) “Amount Drawn” reflects the amount of the Loan Commitment that had been drawn at December 31, 2007. Additional drawings on the loans are expected where the Loan Commitment is greater than Amount Drawn. To the extent that any Loan Commitment has not been fully drawn, the difference represents an obligation on the part of us to provide additional funds, subject to satisfaction of certain conditions by the borrower, up to the amount that has not yet been drawn as of December 31, 2007.

(3) “Amount Drawn” reflects the amount of the Loan Commitment that had been drawn at December 31, 2006. Additional drawings on the loans are expected where the Loan Commitment is greater than Amount Drawn. To the extent that any Loan Commitment has not been fully drawn, the difference represents an obligation on the part of us to provide additional funds, subject to satisfaction of certain conditions by the borrower, up to the amount that has not yet been drawn as of December 31, 2006.

(4) One-year maturity extension option to May 1, 2009 subject to certain conditions.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 26, 2008, we had approximately 111.9 million shares of common stock outstanding held by a total of approximately 28,000 stockholders. The number of stockholders is based on the records of Phoenix Transfer, Inc., who serves as our transfer agent.

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

In order for FINRA members and their associated persons to participate in the ongoing initial public offering of our common stock, we are required pursuant to NASD Conduct Rule 2710 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisor’s estimated value of the shares is $10.00 per share as of December 31, 2007. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. The estimated values should not be viewed as an accurate reflection of the fair market value of our properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties, which amount would likely be less than $10.00 per share because the amount of proceeds available for investment from our ongoing initial public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses. Until three years after we have completed our offering stage, our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

Extension of the Offering

Our board of directors has approved an extension of our primary offering of 200,000,000 shares until the earlier of the sale of all 200,000,000 shares or May 30, 2008. Under rules promulgated by the SEC, we could extend our primary offering until January 13, 2009, and in some circumstances, we could continue our primary offering until as late as July 12, 2009. If we extend our offering beyond May 30, 2008, we will provide that information in a prospectus supplement. We may continue to offer shares under our dividend reinvestment plan beyond these dates until we have sold 80,000,000 shares through the reinvestment of distributions. In many states, we will need to renew the registration statement or file a new registration statement to continue the offering for these periods. We may terminate our ongoing initial public offering at any time.

Distribution Information

We intend to authorize and declare daily distributions that will be paid on a monthly basis. We have elected to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2006. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2007, we declared distributions based on daily record dates for each day during the period commencing January 1, 2007 through December 31, 2007, aggregated by month, as follows:

	January 1 thru January 31	February 1 thru February 28	March 1 thru March 31	April 1 thru April 30	May 1 thru May 31	June 1 thru June 30
Total Distributions Declared (1)	$758,401	$854,026	$1,211,980	$1,563,451	$2,075,966	$2,550,849
Total Per Share Distribution (1)	$0.06	$0.05	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

	July 1 thru July 31	August 1 thru August 31	September 1 thru September 30	October 1 thru October 31	November 1 thru November 30	December 1 thru December 31
Total Distributions Declared (1)	$3,081,783	$3,499,317	$3,707,955	$4,183,264	$4,422,758	$4,953,319
Total Per Share Distribution (1)	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

(1) 49% of the distributions declared during 2007 represented a return of capital for tax purposes.

During 2006, we declared distributions based on daily record dates for each day during the period commencing July 18, 2006 through December 31, 2006, aggregated by month, as follows:

	July 1 thru July 31	August 1 thru August 31	September 1 thru September 30	October 1 thru October 31	November 1 thru November 30	December 1 thru December 31
Total Distributions Declared (1)	$18,959	$62,818	$106,884	$179,642	$336,404	$581,634
Total Per Share Distribution(1)	$0.02	$0.06	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

(1) 100% of the distributions declared during 2006 represented a return of capital for tax purposes.

Generally, our policy is to pay distributions from cash flow from operations. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending May 31, 2008 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through May 31, 2008. We are only obligated to reimburse the advisor for these expenses if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. Through March 26, 2008, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007.

In addition, our advisor agreed to defer, without interest, the payment of the asset management fees it has earned for the months of July 2006 through September 2007. There are $2.2 million of accrued but unpaid asset management fees for the months of July 2006 through September 2007 outstanding. Although pursuant to the advisory agreement, our advisor may demand payment of accrued but unpaid asset management fees at any time, our advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on this criteria for payment of deferred asset management fees, on October 31, 2007, we paid our advisor $1.0 million of the $3.2 million of asset management fees that been deferred for the months of July 2006 through September 2007. In addition, we have paid our advisor asset management fees of $5.0 million earned pursuant to the advisory agreement for services related to the months of October 2007 through March 2008. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of our advisor’s deferred asset management fee.

Our board of directors declared a daily distribution for the period from January 1, 2008 through January 31, 2008, which distribution was paid in February 2008, and declared a daily distribution for the period from February 1, 2008 through February 29, 2008, which distribution was paid in March 2008. Our board of directors has also declared a daily distribution for the period from March 1, 2008 through March 31, 2008, which we expect will be paid in April 2008; a daily distribution for the period from April 1, 2008 through April 30, 2008, which distribution we expect will be paid in May 2008; and a daily distribution for the period from May 1, 2008 through May 31, 2008, which distribution we expect will be paid in June 2008. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. The distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

•

We will maintain a cumulative record of the dollar amount by which the aggregate distributions to our stockholders from the October 11, 2006 record date for distributions (the “Effective Date”) and all subsequent record dates for distributions exceed our actual to-date funds from operations from the Effective Date. Such dollar amount, if greater than zero, is a “Fund-to-Date Deficit.” After the first anniversary of the Effective Date, if we have a Fund-to-Date Deficit for a continuous 365-day period, then thereafter until such time as the Fund-to-Date Deficit has been recovered, we must reduce the amount of distributions to our stockholders to a level that, based upon the conflicts committee’s good faith analysis of our projected operating cash flows, would eliminate the Fund-to-Date Deficit within 730 days from the date that the Fund-to-Date Deficit was initially incurred, except insofar as such a distribution is necessary to satisfy the requirement that we distribute at least the percentage of our REIT taxable income required for annual distribution by the Code or otherwise as necessary or advisable to assure that we maintain our qualification as a REIT for federal tax purposes. We do not have to reduce our then-current dividend yield more than once in any 365-day period in order to satisfy the foregoing undertaking. We define funds from operations in accordance with the current NAREIT definition.

Equity Compensation Plan

We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards have been granted under the plan as of March 26, 2008. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our ongoing initial public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006 and is ongoing. We expect to sell the 200,000,000 shares offered in our primary offering over a two-year period. Under rules recently promulgated by the SEC, in some circumstances we may continue the offering beyond this date. We are offering the 200,000,000 shares in our primary offering at an aggregate offering price of up to $2,000,000,000, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760,000,000, or $9.50 per share. We may sell the shares offered under the dividend reinvestment plan beyond the termination date of the primary offering until we have sold all of the shares under the plan. KBS Capital Markets Group LLC, an affiliate of our advisor, is the dealer manager of our offering.

Through December 31, 2007, including shares sold through our dividend reinvestment plan, we had sold 86,127,235 shares for gross offering proceeds of $857.1 million. At December 31, 2007, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers (in thousands):

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$77,202	Actual
Finders’ fees	—
Expenses paid to or for underwriters	—
Other organization and offering costs	12,021	Actual

Total expenses	$89,223	Actual

As of December 31, 2007, the net offering proceeds to us, after deducting the total expenses paid as described above, were $767.9 million including net offering proceeds from our dividend reinvestment plan of $14.3 million, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our ongoing initial public offering to purchase or fund $1,710.9 million of real estate and real estate-related investments, including $24.8 million in acquisition fees and closing costs.

During the fiscal year ended December 31, 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable investors to sell their shares to us in limited circumstances.

There are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program), we may not redeem shares until they have been outstanding for one year.

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

We may amend, suspend or terminate the program upon 30 days’ notice. During the year ended December 31, 2007, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2007	—	—	(3)
February 2007	—	—	(3)
March 2007	—	—	(3)
April 2007	—	—	(3)
May 2007	—	—	(3)
June 2007	34,020	$9.99	(3)
July 2007	6,472	$9.99	(3)
August 2007	13,189	$9.98	(3)
September 2007	36,079	$10.00	(3)
October 2007	5,500	$10.00	(3)
November 2007	—	—	(3)
December 2007	—	—	(3)

Total	95,260

(1) We announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006) and August 1, 2007 (which amendment became effective on September 13, 2007).

(2) Prior to September 13, 2007, we redeemed shares at the lower of $9.00 or 90% of the price paid to acquire the shares from us, unless the shares were being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program). The redemption price for shares being redeemed upon a stockholder’s death or qualifying disability was the amount paid to acquire the shares from us. Pursuant to the amendment to the program adopted by the board of directors on July 6, 2007 and that became effective on September 13, 2007, we currently redeem shares as follows:

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

Notwithstanding the above, once we establish a net asset value per share of common stock, the redemption price per share for all stockholders will be equal to the net asset value per share, as estimated by the advisor or another firm chosen for that purpose. We expect to establish a net asset value per share beginning three years after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. Until we establish a net asset value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from us.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2007 and 2006 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

Balance sheet data
	December 31,
	2007	2006
Total real estate investments	$1,665,060	$227,926
Total assets	1,817,172	283,215
Notes payable	1,008,564	179,750
Total liabilities	1,077,857	189,190
Redeemable common stock	14,645	369
Total stockholders’ equity	706,440	93,656

Operating data
	For the Years Ended December 31,
	2007	2006
Total revenues	$95,261	$5,918

Expenses:
Property operating expenses	22,927	1,867
General and administrative expenses, including asset management fees to affiliate	9,144	1,588
Depreciation and amortization	42,916	2,538

Total operating expenses	74,987	5,993

Operating income (loss)	20,274	(75)

Other income (expenses)
Interest expense	(33,368)	(2,826)
Interest income	5,041	330
Loss on interest rate cap	(1,524)	—

Total other income (expenses), net	(29,851)	(2,496)

Net loss before minority interest and provision for income taxes	(9,577)	(2,571)

Minority interest in loss of consolidated entity	2,773	—
Provision for income taxes	(394)	—

Net loss	$(7,198)	$(2,571)

Other data
Funds from operations (1)	$32,487	$(33)
Cash flows provided by operations	43,982	326
Cash flows used in investing activities	(1,498,999)	(228,418)
Cash flows provided by financing activities	1,473,600	276,646
Per share data
Net loss per common share - basic and diluted	$(0.15)	$(1.37)
Distributions declared per common share	$0.70	$0.32

Weighted-average number of common shares outstanding, basic and diluted	46,973,602	1,876,583

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2007 and 2006 (in thousands, except share amounts):

	For the Years Ended December 31,
	2007	2006
Net loss	$(7,198)	$(2,571)
Add:
Depreciation of real estate assets	14,035	1,441
Amortization of lease-related costs	28,881	1,097
Deduct:
Adjustments for minority interest—consolidated entity (1)	(3,231)	—

FFO	$32,487	$(33)

Weighted-average shares outstanding, basic and diluted	46,973,602	1,876,583

(1) Relates to consolidated joint venture minority interest portion of depreciation of real estate assets in the amount of $721 and amortization of lease-related costs in the amount of $2,510.

Set forth below is additional information related to certain noncash items included in net loss above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Loss:

•	Revenues in excess of actual cash received of $2.3 million and $0.1 million during 2007 and 2006, respectively, as a result of straight-line rent;

•	Revenues in excess of actual cash received of approximately $4.0 million and $0.2 million during 2007 and 2006, respectively, as a result of amortization of above-market/below-market in-place leases;

•

Amortization of deferred financing costs related to notes payable of approximately $2.9 million and $0.2 million were recognized as interest expense for the years ended December 31, 2007 and 2006, respectively; and

•	Loss on an interest rate cap of $1.5 million was recognized for the year ended December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of December 31, 2007, we had sold 86,127,235 shares of common stock in our ongoing public offering for gross offering proceeds of approximately $857.1 million. As of December 31, 2007, we had redeemed 95,260 of the shares sold in our ongoing initial public offering pursuant to our share redemption program for approximately $952,000.

We have used the proceeds of our ongoing initial public offering to acquire and manage a diverse portfolio of real estate properties and real estate-related investments. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments.

As of December 31, 2007, we owned 54 real estate properties, one master lease, 13 real estate loans receivable, and an investment in commercial mortgage-backed securities. The 54 real estate properties total 18.3 million square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 14 office buildings, one light industrial property, two corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and a portfolio of 23 institution quality industrial properties and a master lease with respect to another property. We hold the 23 industrial properties and the master lease through a consolidated joint venture. At December 31, 2007, the portfolio was approximately 96% leased. Our real estate loans receivable portfolio includes three secured loans that we originated as well as four mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT.

In constructing our portfolio, we have targeted to acquire approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forgo a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments.

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

Net cash flows from financing activities for the year ended December 31, 2007 were $1,473.6 million, consisting primarily of net offering proceeds of $666.1 million (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $73.9 million and redemptions of common stock of $1.0 million), proceeds from repurchase agreement financing of $13.3 million, aggregate borrowings related to the purchase of real estate and real estate-related investments of $942.2 million, minority interest contributions of $21.4 million and minority interest distributions of $0.4 million relating to the National Industrial Portfolio joint venture. We paid distributions of $28.5 million to our investors and incurred deferred financing costs of $12.7 million from our aggregate borrowings related to the purchase of real estate and real estate-related investments. We also repaid $126.6 million of borrowings related to our acquisitions during the year ended December 31, 2007, bringing our aggregate borrowings related to the purchase of real estate and real estate-related investments to $1,008.6 million as of December 31, 2007. With capital and borrowings from our financing activities, we invested approximately $17.7 million in marketable securities and approximately $1,481.3 million in real estate and real estate-related investments during the year ended December 31, 2007, including acquisition fees and closing costs of $21.4 million. Net cash provided by operating activities was $44.0 million from the operation of our real estate investments and interest income from our investments in real estate loans. At December 31, 2007, we had cash and cash equivalents of $67.3 million available for investment in properties and real estate-related investments and the repayment of debt.

As of December 31, 2007, our liabilities totaled $1,077.9 million and consisted primarily of long-term notes payable with a maturity of longer than one year of $786.7 million and short-term notes payable with a maturity of one year or less of $221.9 million. Long-term notes payable consisted of $355.7 million of fixed-rate mortgage loans with a weighted-average interest rate of 5.7574% and $431.0 million variable-rate mortgage loans with a weighted-average interest rate of 6.26% at December 31, 2007. Short-term notes payable consisted of $221.9 million of variable-rate mortgage loans with a weighted-average interest rate of 6.29% at December 31, 2007. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real estate-related investments. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during 2007. As of December 31, 2007, our borrowings were approximately 59% of the cost (before depreciation or other non-cash reserves) of all of our real estate investments.

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

We have elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2006. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions that will be paid on a monthly basis. We have not established a minimum distribution level.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2007 (in thousands):

		Payments Due During the Years Ending December 31
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1)	$1,008,564	$221,888	$431,000	$102,708	$252,968
Purchase obligations (2)	$45,200	$45,200	$—	$—	$—

(1) Amounts include principal payments only. We incurred interest expense of $30.4 million, excluding amortization of deferred financing costs totaling $3.0 million, during the year ended December 31, 2007, and we expect to incur interest expense in future periods on outstanding debt obligations based on the rates and terms disclosed below.

(2) As of December 31, 2007, we had entered into a purchase and sale agreement to acquire Rivertech I and II, which consists of two two-story research and development office buildings containing approximately 285,772 rentable square feet in Billerica, Massachusetts for $45.2 million. These buildings were acquired by us on February 20, 2008.

Our outstanding debt obligations as of December 31, 2007 were as follows (in thousands):

	Principal	Effective Interest Rate (1)	Fixed/Variable Interest Rate	Maturity (2)	Percent of Total Indebtedness
Sabal Pavilion Building - Mortgage Loan	$ 14,700	6.3800%	Fixed	August 1, 2036	1.46%
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016	6.17%
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016	1.78%
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013	1.88%
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011	2.38%
Crescent Green Building - Mortgage Loan	32,400	5.6800%	Fixed	February 1, 2012	3.21%
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014	3.34%
Sabal VI Building - Mortgage Loan	11,040	5.9250%	Fixed	October 1, 2011	1.10%
Sabal VI Building - Mezzanine Loan (3)	3,000	6.6608%	Variable	May 5, 2008	0.30%
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014	1.84%
Bridgeway Technology Center - Mortgage Loan	26,824	6.0700%	Fixed	August 1, 2013	2.66%
Marketable Securities - Repurchase Agreement (4)	13,261	6.0098%	Variable	January 23, 2008	1.32%
Royal Ridge Building - Mortgage Loan	21,718	5.9600%	Fixed	September 1, 2013	2.15%
Plano Corporate Center I & II - Mortgage Loan	30,591	5.9000%	Fixed	September 1, 2012	3.03%
2200 West Loop South Building - Mortgage Loan	17,426	5.8900%	Fixed	October 1, 2014	1.73%
Cedar Bluffs - Mortgage Loan	4,627	5.8600%	Fixed	July 1, 2011	0.46%
National Industrial Portfolio - Mortgage Loan (5)	315,000	6.2848%	Variable	August 9, 2009	31.23%
National Industrial Portfolio - Mezzanine Loan (5)	116,000	6.2848%	Variable	August 9, 2009	11.50%
Hartman Business Center One - Mortgage Loan	9,479	6.3134%	Variable	November 9, 2008	0.94%
Cardinal Health - Mortgage Loan	6,900	6.3134%	Variable	November 9, 2008	0.68%
Corporate Express - Mortgage Loan	5,318	6.3134%	Variable	November 9, 2008	0.53%
Rickenbacker IV - Medline - Mortgage Loan	9,465	6.3357%	Variable	November 15, 2008	0.94%
Plainfield Business Center - Mortgage Loan	10,200	6.3357%	Variable	November 15, 2008	1.01%
Crystal Park II - Buildings D & E - Mortgage Loan	12,009	6.3357%	Variable	November 15, 2008	1.19%
Park 75 - Dell - Mortgage Loan	10,138	6.3357%	Variable	November 15, 2008	1.01%
Advo-Valassis - Mortgage Loan	4,988	6.3357%	Variable	November 15, 2008	0.49%
ADP Plaza - Mortgage Loan	20,900	5.5600%	Fixed	October 1, 2013	2.07%
Woodfield Preserve Office Center - Mortgage Loan (6)	68,400	6.1935%	Variable	February 13, 2008	6.78%
Nashville Flex Portfolio - Mortgage Loan	32,430	6.1410%	Variable	November 15, 2008	3.22%
Patrick Henry Corporate Center - Mortgage Loan	11,100	6.5682%	Variable	November 29, 2008	1.10%
South Towne Corporate Center I and II - Mortgage Loan (6)	25,200	6.5965%	Variable	February 28, 2008	2.50%

	$1,008,564				100%

(1) Represents the effective interest rate as of December 31, 2007.

(2) Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

(3) On February 22, 2008, we paid off the principal and interest outstanding under the note.

(4) On February 22, 2008, the maturity date was extended to March 24, 2008. We are currently in the process of negotiating a loan extension. Subsequent to December 31, 2007, a partial principal payment of $2.1 million was made.

(5) Held through a consolidated joint venture.

(6) On February 28, 2008, the maturity date was extended to April 28, 2008. We are currently in the process of refinancing the loan.

In addition to the contractual obligations set forth above, at December 31, 2007, we have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. We also have a liability with respect to the deferred payment of asset management fees earned by the advisor of approximately $2.2 million at December 31, 2007. Our advisor has agreed to defer, without interest, the payment of the asset management fees it has earned for the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on this criteria for payment of deferred asset management fees, on October 31, 2007, we paid our advisor $1.0 million of the $3.2 million of asset management fees that been deferred for the months of July 2006 through September 2007. In addition, as of December 31, 2007, we have paid our advisor asset management fees of $2.2 million earned pursuant to the advisory agreement for services related to the months of October, November and December 2007. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of our advisor’s deferred asset management fee.

Results of Operations

Overview

Our results of operations for the year ended December 31, 2007 are not indicative of those expected in future periods as we expect that rental income and tenant reimbursements, interest income from real estate loans receivable, parking revenues and other operating income, property operating expenses, asset management fees, depreciation, amortization, and net income will each significantly increase in future periods as a result of owning the assets acquired during 2007 for an entire period and as a result of anticipated future acquisitions of real estate investments.

During the period from inception (June 13, 2005) to December 31, 2005, we had not yet commenced real estate operations, as we had not received and accepted the minimum subscription of $2,500,000 in our initial public offering. Therefore, we had no material results of operations for the year ended December 31, 2005. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on July 5, 2006, we acquired five real properties and a mezzanine loan during 2006. During 2007, we invested in 13 properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and an 80% membership interest in a joint venture that owns a portfolio totaling approximately 11.4 million rentable square feet and consists of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.25 years with respect to another industrial property. In addition, we acquired three mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT. We also originated three secured loans and made an investment in commercial mortgage-backed securities. Accordingly, the results of operations presented for the years ended December 31, 2007 and 2006 are not directly comparable.

Comparison of the year ended December 31, 2007 versus year ended December 31, 2006

Rental income and tenant reimbursements increased from $4.3 million and $0.5 million, respectively, for the year ended December 31, 2006 to $65.8 million and $13.3 million, respectively, for the year ended December 31, 2007, primarily as a result of the growth in the real property investment portfolio during 2007 and owning the properties acquired in 2006 for a full year. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire year and future acquisitions of real estate assets.

Interest income from real estate loans receivable increased from $0.8 million for the year ended December 31, 2006 to $14.4 million for the year ended December 31, 2007, primarily as a result of the growth in the real estate loans receivable portfolio during 2007 and owning the real estate loan receivable acquired in 2006 for a full year. Interest income from real estate loans receivable is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire year and future acquisitions of real estate loans receivable.

Parking revenues and other operating income increased from $0.3 million for the year ended December 31, 2006 to $1.8 million for the year ended December 31, 2007. This is related primarily to an increase in the Plaza in Clayton parking revenues from $0.3 million for the year ended December 31, 2006 to $1.1 million for the year ended December 31, 2007 as a result of owning the Plaza in Clayton for the entire year of 2007. The property was acquired on September 27, 2006. We expect parking revenues to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire year and future acquisitions of real estate assets.

Property operating costs and real estate and other property-related taxes increased from $1.1 million and $0.8 million, respectively, for the year ended December 31, 2006 to $13.4 million and $9.5 million, respectively, for the year ended December 31, 2007 primarily as a result of the growth in the real property investment portfolio during 2007 and owning the properties acquired in 2006 for a full year. Property operating costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire year and future acquisitions of real estate assets.

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $0.4 million for the year ended December 31, 2006 to $5.1 million for the year ended December 31, 2007 as a result of the growth in the portfolio during 2007. The payment of asset management fees earned by our advisor from July 2006 through September 2007 has been deferred without interest. Although, pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on this criteria for payment of deferred asset management fees, on October 31, 2007, we paid our advisor $1.0 million of the $3.2 million of asset management fees that been deferred for the months of July 2006 through September 2007. In addition, as of December 31, 2007, we have paid our advisor asset management fees earned pursuant to the advisory agreement for services related to the months of October, November and December 2007. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. As of December 31, 2007, there were $2.2 million of accrued but unpaid asset management fees for the months of July 2006 through September 2007.

General and administrative expenses increased from $1.2 million for the year ended December 31, 2006 to $4.0 million for the year ended December 31, 2007. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make additional investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $2.5 million for the year ended December 31, 2006 to $42.9 million for the year ended December 31, 2007, primarily as a result of the growth in the real property investment portfolio during 2007 and owning the properties acquired in 2006 for a full year. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2007 for an entire year and future acquisitions of real estate assets.

Interest income increased from $0.3 million for the year ended December 31, 2006 to $5.0 million for the year ended December 31, 2007 due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments and an increase in gross offering proceeds raised from $112.4 million for the year ended December 31, 2006 to $744.7 million for the year ended December 31, 2007.

We financed the acquisition of our investments in part with debt. See above “—Contractual Commitments and Contingencies.” Interest expense (including amortization of deferred financing costs) increased from $2.8 million for the year ended December 31, 2006 to $33.4 million for the year ended December 31, 2007 related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

Net loss increased from $2.6 million for the year ended December 31, 2006 to $7.2 million for the year ended December 31, 2007 due primarily to rental income from our real estate properties and interest income from our real estate loans receivable offset by interest expense from debt incurred from real estate acquisition financing.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee, and other organization and offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $8.1 million through December 31, 2007. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through December 31, 2007, including shares sold through our dividend reinvestment plan, we had sold 86,127,235 shares for gross offering proceeds of $857.1 million and recorded organization and offering costs of $12.0 million and selling commissions and dealer manager fees of $77.2 million.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2007 and 2006, respectively (in thousands, except share amounts):

	For the Years Ended December 31,
	2007	2006
Net loss	$(7,198)	$(2,571)
Add:
Depreciation of real estate assets	14,035	1,441
Amortization of lease-related costs	28,881	1,097
Deduct:
Adjustments for minority interest - consolidated entity (1)	(3,231)	—

FFO	$32,487	$(33)

Weighted-average shares outstanding, basic and diluted	46,973,602	1,876,583

(1) Relates to consolidated joint venture minority interest portion of depreciation of real estate assets in the amount of $721 and amortization of lease-related costs in the amount of $2,510.

Set forth below is additional information related to certain noncash items included in net loss above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Loss:

•	Revenues in excess of actual cash received of $2.3 million and $0.1 million during 2007 and 2006, respectively, as a result of straight-line rent;

•	Revenues in excess of actual cash received of approximately $4.0 million and $0.2 million during 2007 and 2006, respectively, as a result of amortization of above-market/below-market in-place leases;

•

Amortization of deferred financing costs related to notes payable of approximately $2.9 million and $0.2 million were recognized as interest expense for the years ended December 31, 2007 and 2006, respectively; and

•	Loss on an interest rate cap of $1.5 million was recognized for the year ended December 31, 2007.

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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as a reduction or increase to rental income, respectively, over the remaining non-cancelable terms of the respective leases, which range from one month to 12 years.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. We include the amortization of tenant origination and absorption costs as depreciation and amortization expense on the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the years ended December 31, 2007 and 2006.

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

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income. We recorded no impairment losses during the years ended December 31, 2007 and 2006.

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

Income Taxes

We have elected to be taxed as a REIT under the Code beginning with our taxable year ending December 31, 2006. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

We elected to treat KBS REIT Holdings, our wholly owned subsidiary, as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, we revoked our election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. As of December 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Interest Rate Cap Agreements

We have entered into interest rate cap agreements to hedge our exposure to changing interest rates on variable-rate debt instruments. We account for interest rate cap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The change in fair value of the effective portion of an interest rate cap agreement that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value of all other interest rate cap agreements are recorded as gain (loss) on interest rate caps in the accompanying consolidated statements of operations. Net amounts received or paid under interest rate cap agreements are recorded as adjustments to interest expense as incurred.

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on January 27, 2006. As of March 26, 2008, we had accepted aggregate gross offering proceeds of approximately $1,114.8 million.

Distribution Declaration

Our board of directors declared a daily distribution for the period from January 1, 2008 through January 31, 2008, which distribution was paid in February 2008, and declared a daily distribution for the period from February 1, 2008 through February 29, 2008, which distribution was paid in March 2008. Our board also declared a daily distribution for the period from March 1, 2008 through March 31, 2008, which distribution we expect will be paid in April 2008. On March 26, 2008, our board declared a daily distribution for the period from April 1, 2008 through April 30, 2008, which distribution we expect will be paid in May 2008, and a daily distribution for the period from May 1, 2008 through May 31, 2008, which distribution we expect will be paid in June 2008. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

The distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending May 31, 2008 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through May 31, 2008.

Investments and Financings Subsequent to December 31, 2007

Investment in Arden Southern California Office Portfolio Mezzanine Loans and Related Financing

On January 30, 2008, we purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans with an aggregate face amount of $175 million (the “Arden Southern California Office Portfolio Mezzanine Loans”) from Wachovia Bank, National Association (“Wachovia”), which is not affiliated with us or our advisor. The purchase price of the Arden Southern California Office Portfolio Mezzanine Loans was approximately $144.0 million plus closing costs. The acquisition was funded with proceeds from our ongoing initial public offering and with $86.4 million of financing proceeds from two repurchase agreements entered into with Wachovia.

The Arden Southern California Office Portfolio Mezzanine Loans have initial maturity dates of August 2009 with three one-year extension options. Our participation in the M2 Arden Mezzanine Loan in the amount of $100 million bears interest at a floating rate of one-month LIBOR plus 350 basis points and our participation in the M3 Arden Mezzanine Loan in the amount of $75 million bears interest at a floating rate of one-month LIBOR plus 525 basis points. LIBOR Rate Cap Agreements are in place during the initial terms of the loans that cap the LIBOR rate at 6.0%. In addition, in connection with our acquisition of participation interests in the loans, we entered into interest rate floor agreements with Wachovia that are effective through August 9, 2009. These interest rate floor agreements provide for payments to us to the extent that the LIBOR rate under the loans fall below 4.5%.

On March 19, 2008, we repaid all amounts outstanding under the repurchase agreements.

Acquisition and Related Financing of Rivertech I and II

On February 20, 2008, we purchased, through an indirect wholly owned subsidiary, two two-story research and development office buildings containing approximately 285,772 rentable square feet (“Rivertech I and II”) from an unaffiliated seller. Rivertech I and II is located on an approximate 24.9-acre parcel of land at 129 Concord Road in Billerica, Massachusetts. The purchase price of Rivertech I and II was approximately $45.2 million plus closing costs.

We funded the acquisition with a $27.3 million nine-month secured bridge loan (the “Rivertech Mortgage Loan”) from a financial institution and with proceeds from our ongoing initial public offering.

Restructuring of Mortgage and Mezzanine Loans related to the National Industrial Portfolio

        On March 28, 2008, the mortgage loan and the mezzanine loans related to the National Industrial Portfolio properties were restructured. Pursuant to the restructuring the principal amount due under the mortgage loan was reduced by $15.0 million and the spread on the mortgage loan was reduced to 84.41 basis points. The principal amount outstanding on the mortgage loan is now $300.0 million. It bears interest at a floating rate equal to 84.41 basis points over 30-day LIBOR, adjusted on a monthly basis.

        Also pursuant to the restructuring, the principal amount due under the mezzanine loans will increase by $15.0 million, such that the maximum principal amount due under the mezzanine loans will equal $151.0 million, assuming all amounts are drawn under the loans. Further, the mezzanine loans will be split into five tranches with interest rates that range between 171 basis points over 30-day LIBOR and 125 basis points over 30-day LIBOR.

After the reallocation of the principal amounts of the mortgage loan and the mezzanine loans and the splitting of the promissory notes of the mezzanine loans, the weighted-average interest rate of the mortgage loan and the mezzanine loans is equal to 125 basis points over 30-day LIBOR, as contemplated in the original loan documents.

We own an 80% membership interest in the joint venture that owns the National Industrial Portfolio and that obtained the financings described above.

Investment in Mortgage Loan

Investment in the San Antonio Business Park Mortgage Loan

Subsequent to year end, we purchased, through an indirect wholly owned subsidiary, a first mortgage loan secured by the San Antonio Business Park (the “San Antonio Business Park Mortgage Loan”) from an unaffiliated seller. The San Antonio Business Park consists of two office-flex properties containing approximately 411,959 square feet in San Antonio, Texas. The purchase price of the loan was approximately $23.8 million plus closing costs. The San Antonio Business Park Mortgage Loan matures on November 11, 2017 and bears interest at a rate of 6.54% through November 11, 2010, and 6.94% thereafter. We funded the investment with proceeds from our ongoing initial public offering.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of changes in interest rates on borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may also enter into derivative financial instruments such as interest rate caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of December 31, 2007, we had $355.7 million of fixed-rate debt and $652.9 million of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.7574% and the weighted-average interest rate on the variable-rate debt was 6.2777% as of December 31, 2007. At December 31, 2007, the estimated fair market value of our fixed-rate debt was $334.3 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of December 31, 2007, would decrease by approximately $18.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of December 31, 2007 would increase by approximately $20.4 million. If the weighted-average interest rate on our variable-rate debt outstanding at December 31, 2007 is 100 basis points higher or lower during the twelve months ended December 31, 2008, our interest expense would be increased or decreased by approximately $6.5 million annually.

We are also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and mezzanine loans. As of December 31, 2007, we had acquired, through wholly owned subsidiaries, four mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and had originated three mortgage loans as follows:

Investments in Tribeca Loans

As of December 31, 2007, we had invested an aggregate of $47.1 million in two mezzanine loans and $25.6 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a ten-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”).

The Tribeca Mezzanine Loans

On July 18, 2006, we purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”). The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, we remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of December 31, 2007, we had fully funded the $15.9 million First Tribeca Mezzanine Loan.

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to 30-day LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At December 31, 2007, the 30-day LIBOR rate was 4.6000%. In connection with the acquisition of the Second Tribeca Mezzanine Loan (defined below), the initial maturity date of the First Tribeca Mezzanine Loan was changed from March 1, 2008 to May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower shall pay us an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. If 30-day LIBOR is 100 basis points lower during the 12 months ended December 31, 2008, interest income from the First Tribeca Mezzanine Loan would be decreased by approximately $159,000 annually assuming the outstanding $15.9 million of principal remains outstanding throughout the period. If 30-day LIBOR is 100 basis points higher during the 12 months ended December 31, 2008, interest income from the First Tribeca Mezzanine Loan would be increased by approximately $24,000 annually.

On May 3, 2007, through an indirect wholly owned subsidiary, we closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (the “Second Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The Second Tribeca Mezzanine Loan has an initial maturity date of May 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the Second Tribeca Mezzanine Loan as of December 31, 2007 would decrease by approximately $122,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Second Tribeca Mezzanine Loan as of December 31, 2007 would increase by approximately $123,000.

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

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of December 31, 2007, all amounts under the three mortgage loans had been advanced, except that only $37.0 million of the $37.9 million building mortgage loan had been advanced. Under the Senior Mortgage Participation, we are obligated to fund 25% of the $0.9 million that remains unfunded under the building mortgage loan as of December 31, 2007.

The $127.4 million currently outstanding under senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.70%, including the interest rate on the “interest-only” participation in the mortgage loans. The future funding obligation under the building mortgage loan will bear interest at 30-day LIBOR plus 3.00%. The initial maturity date of the senior mortgage loans is May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended December 31, 2008, interest income from the Senior Mortgage Participation would be increased or decreased by approximately $256,000 annually, assuming the outstanding $25.6 million of principal remains outstanding throughout the period.

Sandmar Mezzanine Loan

On January 9, 2007, we purchased, through an indirect wholly owned subsidiary, an $8.0 million mezzanine real estate loan (the “Sandmar Mezzanine Loan”). The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to the maturity date, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date. If interest rates increase by 100 basis points, the fair market value of the Sandmar Mezzanine Loan as of December 31, 2007 would decrease by approximately $425,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Sandmar Mezzanine Loan as of December 31, 2007 would increase by approximately $458,000.

Park Central Mezzanine Loan

On March 23, 2007, we purchased, through an indirect wholly owned subsidiary, a $15.0 million interest in a $58.0 million mezzanine real estate loan (the “Park Central Mezzanine Loan”). The Park Central Mezzanine Loan bears interest at a floating rate of 30-day LIBOR plus 448 basis points and has an initial maturity date of November 9, 2008 with three one-year extension options. Prior to the maturity date, the borrower under the Park Central Mezzanine Loan is required to make monthly interest-only payments to the holders of the mezzanine real estate loan, with the outstanding principal balance being due on the maturity date.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended December 31, 2008, interest income from the Park Central Mezzanine Loan would be increased or decreased by $150,000 annually assuming our $15.0 million interest in the principal of the Park Central Mezzanine Loan remains outstanding throughout the period.

200 Professional Drive Loan Origination

On July 31, 2007, we originated, through an indirect wholly owned subsidiary, a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive (the “200 Professional Drive Mortgage Loan”). As of December 31, 2007, $7.7 million of the loan had been funded, and the remaining $2.8 million will be funded over the term of the loan. The 200 Professional Drive Mortgage Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 5.0%.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended December 31, 2008, interest income from the 200 Professional Drive Mortgage Loan would be increased or decreased by $77,000 annually, assuming the $7.7 million in principal remains outstanding throughout the period.

Lawrence Village Plaza Loan Origination

On August 6, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $8.3 million on Lawrence Village Plaza (the “Lawrence Village Plaza Mortgage Loan”). As of December 31, 2007, $6.2 million of the loan had been funded, and the remaining $2.1 million will be funded over the term of the loan. The Lawrence Village Plaza Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.5%.

If 30-day LIBOR is 100 basis points higher during the 12 months ended December 31, 2008, interest income from the Lawrence Village Plaza Mortgage Loan would be increased by $37,000, assuming the $6.2 million in principal remains outstanding throughout the period. A decrease in 30-day LIBOR would not impact interest income as the interest rate at December 31, 2007 was at the minimum interest rate under the loan agreement of 7.5%.

11 South LaSalle Loan Origination

On August 8, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”). As of December 31, 2007, $23.5 million of the loan had been funded with $19.8 million remaining to be funded over the term of the loan.

The 11 South LaSalle Mortgage Loan bears interest at a variable annual rate of 295 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.95%. The maturity date of the 11 South LaSalle Mortgage Loan is September 1, 2010, with one 12-month extension option upon satisfaction of certain conditions. Prior to maturity, the borrower is required to make monthly interest-only payments, with the outstanding principal balance being due at maturity.

If 30-day LIBOR is 100 basis points higher during the 12 months ended December 31, 2008, interest income from the Lawrence Village Plaza Mortgage Loan would be increased by $141,000, assuming the $23.5 million in principal remains outstanding throughout the period. A decrease in 30-day LIBOR would not impact interest income as the interest rate at December 31, 2007 was at the minimum interest rate under the loan agreement of 7.95%.

Investment in the San Diego Office Portfolio B-Note

On October 26, 2007, we purchased, through an indirect wholly owned subsidiary, a promissory note with an original and current principal balance of $20.0 million (the “San Diego Office Portfolio B-Note). We paid $13.4 million for the San Diego Office Portfolio B-Note. The San Diego Office Portfolio B-Note has a stated fixed interest rate of 5.775%, but an annual effective interest rate of 11.3%, including amortization of the discount over the term of the note. The initial maturity date of the note is October 11, 2017. Prior to maturity, the borrower under the San Diego Office Portfolio B-Note is required to make monthly interest-only payments, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the San Diego Office Portfolio B-Note as of December 31, 2007 would decrease by approximately $964,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the San Diego Office Portfolio B-Note as of December 31, 2007 would increase by approximately $1,055,000.

Investment in Petra Subordinated Debt

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

Our investment is in the form of two $25 million loans to Petra (the “Tranche A Loan” and the “Tranche B Loan,” respectively) and we will have the option at our discretion to make an additional $25 million loan to Petra (the “Tranche C Loan”). The loans bear interest at a rate of 11.5% per annum. Monthly installments on the loans are interest only with the principal amount being due at maturity, assuming no prior principal prepayment. The maturity dates of the loans are April 27, 2009 for the Tranche A Loan, October 26, 2009 for the Tranche B Loan and 24 months from origination for the Tranche C Loan.

If interest rates increase by 100 basis points, the fair market values of the Tranche A Loan and the Tranche B Loan as of December 31, 2007 would decrease by approximately $306,000 and $408,000, respectively. If interest rates decrease by 100 basis points, the aggregate fair market values of the Tranche A Loan and the Tranche B Loan as of December 31, 2007 would increase by approximately $310,000 and $415,000, respectively.

Investment in the 4929 Wilshire B-Note

On November 19, 2007, we purchased, through an indirect wholly owned subsidiary, a promissory note with an original and current principal balance of $4.0 million (the “4929 Wilshire B-Note”) from MW-1-2002, LLC. We paid $2.5 million for the 4929 Wilshire B-Note. The 4929 Wilshire B-Note bears interest at a fixed rate of 6.05% and has an initial maturity date of July 11, 2017. Prior to maturity, the borrower under the 4929 Wilshire B-Note is required to make monthly interest-only payments through July 2012 and principal and interest payments thereafter, with the entire outstanding principal balance due at maturity.

If interest rates increase by 100 basis points, the fair market value of the 4929 Wilshire B-Note as of December 31, 2007 would decrease by approximately $177,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the 4929 Wilshire B-Note as of December 31, 2007 would increase by approximately $193,000.

Investment in Artisan Multifamily Portfolio Mezzanine Loan

On December 11, 2007, we purchased, through an indirect wholly owned subsidiary, a $20 million mezzanine loan (the “Artisan Multifamily Portfolio Mezzanine Loan”) from Wachovia Bank, National Association. The purchase price of the Artisan Multifamily Portfolio Mezzanine Loan was approximately $15.9 million plus closing costs. The Artisan Multifamily Portfolio Mezzanine Loan has an initial maturity date of August 9, 2009 with three one-year extension options and bears interest at a floating rate of one-month LIBOR plus 250 basis points. A LIBOR Rate Cap Agreement is in place during the initial term of the Artisan Multifamily Portfolio Mezzanine Loan that caps the LIBOR rate at 6.0%. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended December 31, 2008, interest income from the Artisan Multifamily Portfolio Mezzanine Loan would be increased or decreased by $159,000 annually assuming our $15.9 million interest in the principal of the Artisan Multifamily Portfolio Mezzanine Loan remains outstanding throughout the period.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics and Whistleblower Policy that apply to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics and Whistleblower Policy can be found at http://www.kbs-cmg.com/KBS_REIT.htm.

The other information required by this Item is incorporated by reference from our 2008 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedules are included herein at page F-51 through F-53 of this report:

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Ex.	Description
3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Amended Share Redemption Program, incorporated by reference from the description under “Share Redemption Program” in Supplement No. 28 included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1	Dealer Manager Agreement with Selected Dealer Agreement, dated as of January 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

10.2	Selected Dealer Agreement between the Company, KBS Capital Markets Group LLC, KBS Capital Advisors LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., dated as of April 16, 2007, incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.3	Form of Employee and Independent Director Incentive Stock Plan, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.4	Operating Agreement of New Leaf-KBS JV, LLC (related to the acquisition of the National Industrial Portfolio) between New Leaf Industrial Partners Fund, L.P. and KBS REIT Acquisition XXIII LLC, dated August 8, 2007, incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.5	Purchase and Sale Agreement (related to the acquisition of the National Industrial Portfolio) between Hackman Capital Partners, LLC and Sellers, dated April 23, 2007, incorporated by reference to Exhibit 10.111 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.6	Amendment to Purchase and Sale Agreement (related to the acquisition of the National Industrial Portfolio) between Hackman Capital Partners, LLC and Sellers, dated May 22, 2007, incorporated by reference to Exhibit 10.112 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.7	Second Amendment to Purchase and Sale Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Buyer, LLC and Sellers dated August 8, 2007, incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.8	Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.9	Pricing Letter related to the Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.115 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.10	Promissory Note (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.116 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.11	Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC, National Industrial Mezz B, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.117 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.12	Pricing Letter related to the Mezzanine Loan (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.118 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.13	Mezzanine A Promissory Note (Note A) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.14	Mezzanine A Promissory Note (Note B) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.15	Form of Mortgage[Deed of Trust], Assignment of Leases and Rents and Security Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.16	Form of Mortgage, Assignment of Leases and Rents and Security Agreement and Consolidation, Modification and Restatement Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.17	Form of Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated August 8, 2007, incorporated by reference to Exhibit 10.123 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.18	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of November 8, 2007, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007

10.19	Amendment No. 1 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of January 25, 2008

10.20	Amendment No. 2 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of March 26, 2008

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the financial statement schedules in Item 15(a), Schedule II-Valuation and Qualifying Accounts and Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 26, 2008

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
Assets
Real estate:
Land	$186,773	$18,344
Buildings and improvements, less accumulated depreciation of $21,429 and $1,441 as of December 31, 2007 and December 31, 2006, respectively	1,139,050	178,136
Tenant origination and absorption costs, less accumulated amortization of $24,025 and $1,097 as of December 31, 2007 and December 31, 2006, respectively	124,329	17,648

Total real estate, net	1,450,152	214,128
Real estate loans receivable	214,908	13,798

Total real estate investments, net	1,665,060	227,926
Cash and cash equivalents	67,337	48,754
Restricted cash	7,574	—
Marketable securities	15,600	—
Rents and other receivables	10,631	752
Above-market leases, net of accumulated amortization of $2,043 and $66 as of December 31, 2007 and December 31, 2006, respectively	21,345	3,141
Deferred financing costs, prepaid and other assets	29,625	2,642

Total assets	$1,817,172	$283,215

Liabilities and stockholders’ equity
Notes payable	$1,008,564	$179,750
Accounts payable and accrued liabilities	16,569	1,839
Due to affiliates	4,540	1,404
Distributions payable	4,953	582
Below-market leases, net of accumulated amortization of $6,233 and $258 as of December 31, 2007 and December 31, 2006, respectively	35,624	4,994
Other liabilities	7,607	621

Total liabilities	1,077,857	189,190

Commitments and contingencies (Note 17)
Minority interest	18,230	—
Redeemable common stock	14,645	369
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 86,051,975 and 11,309,222 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	860	113
Additional paid-in capital	751,582	97,400
Other comprehensive loss	(2,085)	—
Cumulative distributions and net losses	(43,917)	(3,857)

Total stockholders’ equity	706,440	93,656

Total liabilities and stockholders’ equity	$1,817,172	$283,215

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$65,833	$4,337
Tenant reimbursements	13,299	524
Interest income from real estate loans receivable	14,374	777
Parking revenues and other operating income	1,755	280

Total revenues	95,261	5,918

Operating expenses:
Operating, maintenance, and management	13,408	1,080
Real estate taxes, property-related taxes, and insurance	9,519	787
Asset management fees to affiliate	5,095	369
General and administrative expenses	4,049	1,219
Depreciation and amortization	42,916	2,538

Total operating expenses	74,987	5,993

Operating income (loss)	20,274	(75)

Other income (expenses):
Interest expense	(33,368)	(2,826)
Interest income	5,041	330
Loss on interest rate cap	(1,524)	—

Total other income (expenses), net	(29,851)	(2,496)

Net loss before minority interest and provision for income taxes	(9,577)	(2,571)
Minority interest in loss of consolidated entity	2,773	—

Net loss before provision for income taxes	(6,804)	(2,571)
Provision for income taxes	(394)	—

Net loss	$(7,198)	$(2,571)

Net loss per common share, basic and diluted	$(0.15)	$(1.37)

Weighted-average number of common shares outstanding, basic and diluted	46,973,602	1,876,583

Distributions declared per common share	$0.70	$0.32

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

			Additional Paid-in Capital	Distributions and Cumulative Net Losses	Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2005	20,000	$1	$199	$—	$—	$200
Comprehensive loss:
Net loss	—	—	—	(2,571)	—	(2,571)

Total comprehensive loss						(2,571)
Issuance of common stock	11,289,222	112	112,318	—	—	112,430
Redeemable common stock	—	—	(369)	—	—	(369)
Distributions declared	—	—	—	(1,286)	—	(1,286)
Commissions and dealer-manager fees	—	—	(10,241)	—	—	(10,241)
Other offering costs	—	—	(4,507)	—	—	(4,507)

Balance, December 31, 2006	11,309,222	113	97,400	(3,857)	—	93,656
Comprehensive loss:
Net loss	—	—	—	(7,198)	—	(7,198)
Unrealized loss on marketable securities	—	—	—	—	(2,085)	(2,085)

Total comprehensive loss						(9,283)
Issuance of common stock	74,838,013	748	743,884	—	—	744,632
Redemptions of common stock	(95,260)	(1)	(951)	—	—	(952)
Redeemable common stock	—	—	(14,276)	—	—	(14,276)
Distributions declared	—	—	—	(32,862)	—	(32,862)
Commissions and dealer-manager fees	—	—	(66,961)	—	—	(66,961)
Other offering costs	—	—	(7,514)	—	—	(7,514)

Balance, December 31, 2007	86,051,975	$860	$751,582	$(43,917)	$(2,085)	$706,440

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(7,198)	$(2,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred rent	(2,336)	(101)
Depreciation and amortization	42,916	2,538
Amortization of discounts on real estate loans receivable	(68)	—
Amortization of investment in master lease	321	—
Amortization of notes receivable closing costs	811	—
Amortization of deferred financing costs	2,934	178
Amortization of above- and below-market leases, net	(3,998)	(192)
Loss on interest rate cap	1,524	—
Minority interest in loss of consolidated entity	(2,773)	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(5,591)	—
Rents and other receivables	(3,839)	(650)
Prepaid and other assets	(2,283)	(1,703)
Accounts payable and accrued liabilities	14,730	1,839
Due to affiliates	1,846	367
Other liabilities	6,986	621

Net cash provided by operating activities	43,982	326

Cash Flows from Investing Activities:
Acquisitions of real estate	(1,259,088)	(214,471)
Additions to real estate	(3,593)	(149)
Investment in master lease	(13,196)	—
Investments in real estate loans receivable	(194,608)	(12,950)
Payments of real estate loans receivable closing costs	(2,412)	—
Advances on real estate loans receivable	(6,434)	(848)
Restricted cash for capital expenditures	(1,983)	—
Investments in marketable securities	(17,685)	—

Net cash used in investing activities	(1,498,999)	(228,418)

Cash Flows from Financing Activities:
Proceeds from notes payable	942,153	184,648
Payments on notes payable	(126,600)	(4,898)
Purchase of interest rate cap	(1,834)	—
Advances from affiliates	700	1,036
Payments of deferred financing costs	(12,683)	(1,117)
Proceeds from repurchase agreement	13,261	7,589
Payments on repurchase agreement	—	(7,589)
Proceeds from note payable to affiliate	—	8,447
Payments on note payable to affiliate	—	(8,447)
Minority interest contributions	21,374	—
Minority interest distributions	(371)	—
Proceeds from issuance of common stock	740,928	112,430
Redemptions of redeemable common stock	(952)	—
Payments of commissions on stock sales and related dealer manager fees	(66,392)	(10,241)
Payments of other offering costs	(7,493)	(4,507)
Distributions paid	(28,491)	(705)

Net cash provided by financing activities	1,473,600	276,646

Net increase in cash and cash equivalents	18,583	48,554
Cash and cash equivalents, beginning of period	48,754	200

Cash and cash equivalents, end of period	$67,337	$48,754

Supplemental Disclosure of Cash Flow Information:
Interest paid	$27,068	$1,987

Supplemental Disclosure of Non-Cash Transactions:
Commissions on stock sales and related dealer manager fees due to affiliates	$569	$—

Distributions payable	$4,953	$582

Above-market leases from purchases of real estate	$(20,181)	$(3,207)

Below-market leases from purchases of real estate	$36,605	$5,253

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Prior to the merger, KBS Capital Advisors LLC (the “Advisor”) owned 20,000 shares of common stock of KBS REIT, which were all of the outstanding shares of KBS REIT. Pursuant to the Articles of Merger, the Advisor’s 20,000 shares in KBS REIT were converted on a one-for-one basis into shares of common stock of the Company. As of December 31, 2007, the Advisor owned 20,000 shares of the Company’s common stock.

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

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, industrial, and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans and mortgage loans and intends to make investments in other real estate-related assets, including mortgage-backed securities and other structured finance investments. As of December 31, 2007, the Company owned 14 office buildings, one light industrial property, two corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15.25 years with respect to another industrial property. In addition, the Company owns four mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT. The Company has also originated three secured loans and made an investment in commercial mortgage-backed securities. See Note 3, “Real Estate,” and Note 5, “Real Estate Loans Receivable.”

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above. From commencement of the Offering through December 31, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 86,127,235 shares in the Offering for gross offering proceeds of $857.1 million. As of December 31, 2007, the Company had redeemed 95,260 of the shares sold in the Offering pursuant to its share redemption program for approximately $952,000.

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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Real Estate Purchase Price Allocation

In accordance with standards set forth in Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase to rental income, respectively, over the remaining non-cancelable terms of the respective leases, which range from one month to 12 years.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization expense on the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases, which range from one month to 12 years. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense in that period.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believed that it would not be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeded the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses recorded by the Company during the years ended December 31, 2007 and 2006.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, would be measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses on real estate loans receivable recorded by the Company during the years ended December 31, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s account balance exceeds federally insurable limits as of December 31, 2007. The Company mitigates this risk by depositing funds with a major financial institution.

Restricted Cash

Restricted cash consists primarily of the following as of December 31, 2007 (in thousands):

Capital expenditure reserve accounts required by mortgage loans (1)	$1,983
Operational expenditure reserve accounts required by mortgage loans (1)	3,591
Separate cash accounts related to security deposits as required by certain lease agreements	2,000

Total restricted cash	$7,574

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees and other third party costs associated with obtaining commitments for financing, which result in a closing of such financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the program:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program), the Company may not redeem shares until they have been outstanding for one year.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

During the year ended December 31, 2007, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2007	—	—	(3)
February 2007	—	—	(3)
March 2007	—	—	(3)
April 2007	—	—	(3)
May 2007	—	—	(3)
June 2007	34,020	$9.99	(3)
July 2007	6,472	$9.99	(3)
August 2007	13,189	$9.98	(3)
September 2007	36,079	$10.00	(3)
October 2007	5,500	$10.00	(3)
November 2007	—	—	(3)
December 2007	—	—	(3)

Total	95,260

(1) The Company announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006) and August 1, 2007 (which amendment became effective on September 13, 2007).

(2) Prior to September 13, 2007, the Company redeemed shares at the lower of $9.00 or 90% of the price paid to acquire the shares from the Company, unless the shares were being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program). The redemption price for shares being redeemed upon a stockholder’s death or qualifying disability was the amount paid to acquire the shares from the Company. Pursuant to the amendment to the program adopted by the board of directors on July 6, 2007 and that became effective on September 13, 2007, the Company currently redeems shares as follows:

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Through December 31, 2007, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 86,127,235 shares for gross offering proceeds of $857.1 million and recorded organization and offering costs of $12.0 million and selling commissions and dealer manager fees of $77.2 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and amounts expected to be received in later years are recorded as deferred rents. The Company records as tenant reimbursements revenue property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

General and Administrative Expenses

General and administrative expenses totaled $4.0 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively, and consisted primarily of legal, audit and other professional fees and independent director compensation. In addition, asset management fees to affiliates totaled $5.1 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. To the extent included in the definition of total operating expenses (as set forth in Note 12), general and administrative expenses, along with asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 12). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending December 31, 2006. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. See Note 12, “Related Party Transactions—Fees to Affiliates.”

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the years ended December 31, 2007 and 2006, the Company incurred independent director fees of $281,004 and $287,856, respectively, which are included in general and administrative expenses in the accompanying financial statements. At December 31, 2007, $49,005 of fees payable to the independent directors was included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 12.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2006. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company elected to treat KBS REIT Holdings as a taxable REIT subsidiary on July 5, 2006. KBS REIT Holdings is the sole limited partner of the Operating Partnership and owns a 1% ownership interest in the Operating Partnership. On April 30, 2007, the Company revoked its election to treat KBS REIT Holdings as a taxable REIT subsidiary. As a result, KBS REIT Holdings will be taxed on income allocable to it from the Operating Partnership in respect of its limited partnership interest from the time of its election on July 5, 2006 through April 30, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. As of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 on January 1, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for tax year ending December 31, 2006, the only tax year which remains subject to examination by major tax jurisdictions as of December 31, 2007.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock equals basic income (loss) per share of common stock as there were no potentially dilutive shares of common stock outstanding during the years ended December 31, 2007 and 2006.

Distributions declared per common share assumes the share was issued and outstanding each day during the year ended December 31, 2007 and each day during the period from July 18, 2006 through December 31, 2006, and are based on a daily distribution for the period of $0.0019178 per share per day. Each day during the period from July 18, 2006 through December 31, 2007 was a record date for distributions.

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates commercial properties and invests in real estate-related assets, including real estate loans, and as a result, the Company operates in two business segments. For financial data by segment, see Note 15 “Segment Information.”

Interest Rate Cap Agreements

The Company has entered into interest rate cap agreements to hedge its exposure to changing interest rates on variable-rate debt instruments. The Company accounts for interest rate cap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The change in fair value of the effective portion of an interest rate cap agreement that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value of all other interest rate cap agreements are recorded as gain (loss) on interest rate caps in the accompanying consolidated statements of operations. Net amounts received or paid under interest rate cap agreements are recorded as adjustments to interest expense as incurred.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions, and credit standing and (3) the expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a significant impact on the Company’s financial position or results from operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company did not elect to apply the fair value option to any specific assets or liabilities.

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

In November 2007, the FASB issued EITF Issue No. 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of SFAS 66 When the Agreement Includes a Buy-Sell Clause (“EITF 07-6”). A buy-sell clause is a contractual term that gives both investors of a jointly-owned entity the ability to offer to buy the other investor’s interest. EITF 07-6 applies to sales of real estate to an entity if the entity is both partially owned by the seller of the real estate and subject to an arrangement between the seller and the other investor containing a buy-sell clause. The EITF concluded the existence of a buy-sell clause does not represent a prohibited form of continuing involvement that would preclude partial sale and profit recognition pursuant to SFAS 66. The EITF cautioned the buy-sell clause could represent such a prohibition if the terms of the buy-sell clause and other facts and circumstances of the arrangement suggest:

•	the buyer cannot act independently of the seller or

•	the seller is economically compelled or contractually required to reacquire the other investor’s interest in the jointly owned entity.

EITF 07-6 is effective for new arrangements in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The FASB does not permit early adoption of EITF 07-6. The Company is currently evaluating the impact that EITF 07-6 will have on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

3.	REAL ESTATE

As of December 31, 2007, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was comprised of approximately 18.3 million rentable square feet and was 96% leased. The properties are located throughout the United States. The following table provides summary information regarding the properties owned by the Company as of December 31, 2007 (in thousands):

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net

Properties Held Through Wholly Owned Subsidiaries

Opus National Industrial Portfolio
Cardinal Health	07/07	Champlin	MN	$13,307	$(178)	$13,129
Cedar Bluffs Business Center	07/07	Eagan	MN	6,627	(123)	6,504
Crystal Park II-Buildings D & E	07/07	Round Rock	TX	20,636	(486)	20,150
Corporate Express	07/07	Arlington	TX	9,325	(137)	9,188
Park 75-Dell	07/07	West Chester	OH	18,693	(280)	18,413
Plainfield Business Center	07/07	Plainfield	IN	17,359	(356)	17,003
Hartman Business Center One	07/07	Austell	GA	16,805	(255)	16,550
Rickenbacker IV-Medline	07/07	Groveport	OH	16,907	(339)	16,568
Advo-Valassis Building	07/07	Van Buren	MI	9,023	(127)	8,896

				128,682	(2,281)	126,401

Nashville Flex Portfolio
Royal Parkway Center I & II	11/07	Nashville	TN	13,210	(90)	13,120
Greenbriar Business Park	11/07	Nashville	TN	17,016	(240)	16,776
Cumberland Business Center	11/07	Nashville	TN	10,717	(74)	10,643
Riverview Business Center I & II	11/07	Nashville	TN	13,898	(323)	13,575

				54,841	(727)	54,114

Sabal Pavilion Building	07/06	Tampa	FL	26,025	(2,263)	23,762
Plaza in Clayton	09/06	Saint Louis	MO	94,471	(6,160)	88,311
Southpark Commerce Center II Buildings	11/06	Austin	TX	30,241	(2,105)	28,136
825 University Avenue Building	12/06	Norwood	MA	31,249	(1,369)	29,880
Midland Industrial Buildings	12/06	McDonough	GA	35,619	(1,123)	34,496
Crescent Green Buildings	01/07	Cary	NC	48,762	(2,755)	46,007
625 Second Street Building	01/07	San Francisco	CA	52,010	(2,216)	49,794
Sabal VI Building	03/07	Tampa	FL	17,542	(659)	16,883
The Offices at Kensington	03/07	Sugar Land	TX	29,316	(1,125)	28,191
Royal Ridge Building	06/07	Alpharetta	GA	36,701	(910)	35,791
9815 Goethe Road Building	06/07	Sacramento	CA	17,242	(407)	16,835
Bridgeway Technology Center	06/07	Newark	CA	46,051	(1,109)	44,942
Plano Corporate Center I & II	08/07	Plano	TX	50,744	(1,002)	49,742
2200 West Loop South Building	09/07	Houston	TX	38,854	(486)	38,368
ADP Plaza	11/07	Portland	OR	33,855	(261)	33,594
Patrick Henry Corporate Center	11/07	Newport News	VA	18,950	(198)	18,752
Woodfield Preserve Office Center	11/07	Schaumburg	IL	128,604	(1,724)	126,880
South Towne Corporate Center I and II	11/07	Sandy	UT	50,522	(417)	50,105

Total Properties Held Through Wholly Owned Subsidiaries				970,281	(29,297)	940,984

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net

Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	08/07	Commerce City	CO	10,680	(145)	10,535
74 Griffin Street South	08/07	Bloomfield	CT	22,998	(1,161)	21,837
85 Moosup Pond Road	08/07	Plainfield	CT	25,766	(598)	25,168
555 Taylor Road	08/07	Enfield	CT	82,801	(3,582)	79,219
15 & 30 Independence Drive	08/07	Devens	MA	32,587	(350)	32,237
50 Independence Drive	08/07	Devens	MA	13,966	(233)	13,733
1040 Sheridan	08/07	Chicopee	MA	4,139	(95)	4,044
1045 Sheridan	08/07	Chicopee	MA	3,694	(113)	3,581
151 Suffolk Lane	08/07	Gardner	MA	3,674	(110)	3,564
1111 Southampton Road	08/07	Westfield	MA	30,222	(1,070)	29,152
100 & 111 Adams Road	08/07	Clinton	MA	40,827	(1,017)	39,810
100 Simplex Drive	08/07	Westminster	MA	25,324	(1,401)	23,923
495-515 Woburn	08/07	Tewksbury	MA	69,334	(1,590)	67,744
480 Sprague Street	08/07	Dedham	MA	15,402	(444)	14,958
625 University Avenue(1)	08/07	Norwood	MA	1,460	(165)	1,295
57-59 Daniel Webster Highway	08/07	Merrimack	NH	24,266	(903)	23,363
133 Jackson Avenue	08/07	Ellicott	NY	10,325	(144)	10,181
1200 State Fair Boulevard	08/07	Geddes	NY	17,509	(215)	17,294
3407 Walters Road	08/07	Van Buren	NY	9,358	(117)	9,241
851 Beaver Drive	08/07	Du Bois	PA	7,387	(89)	7,298
Shaffer Road and Route 255	08/07	Du Bois	PA	11,222	(153)	11,069
9700 West Gulf Bank Road	08/07	Houston	TX	11,561	(685)	10,876
1000 East I-20	08/07	Abilene	TX	10,162	(122)	10,040
2200 South Business 45	08/07	Corsicana	TX	40,661	(1,655)	39,006

Total Properties Held Through Consolidated Joint Venture				525,325	(16,157)	509,168

Total Real Estate				$1,495,606	$(45,454)	$1,450,152

(1) The joint venture purchased the rights to a master lease with a remaining term of 15.25 years with respect to this property as part of the National Industrial Portfolio acquisition.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Real estate consists of the following:

	December 31,
	2007	2006
Land	$186,773	$18,344
Buildings	1,104,422	169,833
Building improvements	2,202	40
Tenant improvements	53,855	9,704
Tenant origination and absorption	148,354	18,745

Real estate at cost	1,495,606	216,666
Accumulated depreciation and amortization	(45,454)	(2,538)

Total real estate, net	$1,450,152	$214,128

Real Estate Acquisitions During the Year Ended December 31, 2007

During the year ended December 31, 2007, the Company acquired 12 office properties, one corporate research and development property, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and an 80% membership interest in a joint venture that owns a portfolio totaling approximately 11.4 million rentable square feet, consisting of 23 institutional quality industrial properties and holding a master lease with a remaining term of 15.25 years with respect to another industrial property. The aggregate purchase price of these properties was $1,254.4 million plus closing costs. The property acquisitions and joint venture membership interest were funded with proceeds from loans from unaffiliated lenders and with proceeds from the Offering. Each acquisition is discussed below (square feet and acre amounts are unaudited).

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

National Industrial Portfolio

On August 8, 2007, the Company, through an indirect wholly owned subsidiary, joined New Leaf Industrial Partners Fund, L.P. (“New Leaf”) to make an approximately $106.9 million equity investment in New Leaf – KBS JV, LLC (the “JV”), the owner of a portfolio of 23 institutional-quality industrial properties and the holder of a master lease with a remaining term of 15.25 years with respect to another industrial property (the “National Industrial Portfolio”). These properties are located in seven states and contain approximately 11.4 million rentable square feet. The Company owns an 80% membership interest in the JV. Neither New Leaf nor the sellers of the portfolio are affiliated with the Company or the Advisor. The purchase price of the National Industrial Portfolio was $515.9 million plus closing costs. For more information with respect to the JV, see Note 18.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

ADP Plaza Acquisition

On November 7, 2007, the Company, through an indirect wholly owned subsidiary, purchased two four-story office buildings containing 180,772 rentable square feet with a four-story parking garage containing 117,614 square feet (“ADP Plaza”) from an unaffiliated seller. ADP Plaza is located on two parcels of land totaling approximately 2.3 acres at 2525 SW First Avenue and 2715 SW Third Avenue in Portland, Oregon. The purchase price of ADP Plaza was approximately $33.1 million plus closing costs.

Patrick Henry Corporate Center

On November 29, 2007, the Company, through an indirect wholly owned subsidiary, purchased a four-story office building containing approximately 98,883 rentable square feet (the “Patrick Henry Corporate Center”) from an unaffiliated seller. The Patrick Henry Corporate Center is located on an approximate 5.1-acre parcel of land at 12350 Jefferson Avenue in Newport News, Virginia. The purchase price of the Patrick Henry Corporate Center was approximately $18.6 million plus closing costs.

Woodfield Preserve Office Center Acquisition

On November 13, 2007, the Company, through an indirect wholly owned subsidiary, purchased two six-story office buildings containing 647,196 square feet, which include 610,462 rentable square feet, plus 36,734 square feet consisting of storage space, a fitness center, a lower level deli and other amenities (the “Woodfield Preserve Office Center”) from an unaffiliated sellers. The Woodfield Preserve Office Center is located on an approximate 24-acre parcel of land at 10 and 20 North Martingale Road in Schaumburg, Illinois. The purchase price of the Woodfield Preserve Office Center was approximately $135.8 million plus closing costs.

Nashville Flex Portfolio Acquisition

On November 15, 2007, the Company, through an indirect wholly owned subsidiary, purchased a portfolio of six distribution and office/flex buildings containing approximately 550,289 rentable square feet located in Nashville, Tennessee (the “Nashville Flex Portfolio”) from an unaffiliated seller. The purchase price of the Nashville Flex Portfolio was approximately $53.5 million plus closing costs.

South Towne Corporate Center I and II

On November 30, 2007, the Company, through an indirect wholly owned subsidiary, purchased two six-story office buildings containing 269,233 rentable square feet (the “South Towne Corporate Center I and II”) from an unaffiliated seller. The South Towne Corporate Center I and II is located on an approximate 10.7-acre parcel of land at 150 West and 200 West Civic Center Drive in Sandy, Utah. The purchase price of the South Towne Corporate Center I and II was approximately $49.8 million plus closing costs.

Operating Leases

Substantially all of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2007, the leases have remaining terms of up to 12 years and may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivable exceeds the amount of its security deposit. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

As of December 31, 2007, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

2008	$119,676
2009	112,755
2010	86,663
2011	66,669
2012	51,158
Thereafter	131,045

$567,966

For the year ended December 31, 2007, the Company earned approximately 7.2% and 6.9% of its rental income, respectively, from two tenants: one in the information services industry and the other in the legal services industry. The leases of these two tenants expire in 2009 and 2012, respectively. Further, for the year ended December 31, 2007, the Company earned approximately 5.5% of its rental income from one tenant in the retail-home improvements industry. The weighted-average remaining lease term for this tenant’s five leases with the Company is 2.5 years.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS, AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2007 and 2006, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2007	2006	2007	2006	2007	2006
Cost	$148,354	$18,745	$23,388	$3,207	$41,857	$5,252
Accumulated Amortization	(24,025)	(1,097)	(2,043)	(66)	(6,233)	(258)

Net Amount	$124,329	$17,648	$21,345	$3,141	$35,624	$4,994

Amortization	$22,928	$1,097	$1,977	$66	$5,975	$258

The remaining unamortized balance as of December 31, 2007 will be amortized as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2008	$40,319	$4,873	$10,271
2009	30,488	4,757	8,504
2010	17,923	4,296	5,349
2011	10,944	2,539	3,702
2012	7,862	2,156	5,127
Thereafter	16,793	2,724	2,671

	$124,329	$21,345	$35,624

Weighted-Average Amortization Period	4.93 years	5.42 years	5.09 years

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

5.	REAL ESTATE LOANS RECEIVABLE

As of December 31, 2007, the Company, through wholly owned subsidiaries, had invested in four mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and had originated three mortgage loans, as follows (in thousands):

Property Name Location of Property	Property Type	Loan Type	Loan Commitment (1)	Amount Drawn as of 12/31/2007 (2)	Amount Drawn as of 12/31/2006 (3)	Index and Margin	Interest Rate at 12/31/2007	Maturity Date
First Tribeca Mezzanine Loans	Multi Family
New York, New York	Residential	Mezzanine	$15,896	$15,896	$13,798	30-day LIBOR + 8.50%	13.10%	5/1/2008	(4)
Second Tribeca Mezzanine Loan	Multi Family
New York, New York	Residential	Mezzanine	31,224	31,224	—	Fixed rate of 25.0%	25.00%	5/1/2008	(4)
Tribeca Senior Mortgage Participation	Multi Family
New York, New York	Residential	Mortgage	25,812	25,593	—	30-day LIBOR + 3.00%	7.60%	5/1/2008	(4)
Sandmar Mezzanine Loan
Southeast retail portfolio	Retail	Mezzanine	8,000	8,000	—	Fixed rate of 12.0%	12.00%	1/1/2017
Park Central Mezzanine Loan
New York, New York	Hotel	Mezzanine	15,000	15,000	—	30-day LIBOR + 4.48%	9.08%	11/9/2008
200 Professional Drive Loan Origination
Gaithersburg, Maryland	Office	Mortgage	10,543	7,681	—	30-day LIBOR + 3.00%	7.60%	7/31/2009
Lawrence Village Plaza Loan Origination
New Castle, Pennsylvania	Retail	Mortgage	8,278	6,170	—	30-day LIBOR + 2.50%	7.10%	9/1/2010
11 South LaSalle Loan Origination
Chicago, Illinois	Office	Mortgage	43,300	23,486	—	30-day LIBOR + 2.95%	7.55%	9/1/2010
San Diego Office Portfolio B-Note
San Diego, CA	Office	B-Note	20,000	13,460	—	Fixed rate of 5.775%	5.775%	10/11/2017
Petra Subordinated Debt Tranche A	Various	Subordinated	50,000	25,000	—	Fixed rate of 11.5%	11.50%	4/27/2009

Petra Subordinated Debt Tranche B	Various	Subordinated	50,000	25,000	—	Fixed rate of 11.5%	11.50%	10/26/2009

4929 Wilshire B-Note
Los Angeles, CA	Office	B-Note	4,000	2,548	—	Fixed rate of 6.05%	6.05%	7/11/2017
Artisan Multifamily Portfolio Mezzanine Loan	Multi Family
Las Vegas, Nevada	Residential	Mezzanine	20,000	15,850	—	30-day LIBOR + 2.50%	7.10%	8/9/2009

			$302,053	$214,908	$13,798

(1) “Loan Commitment” refers to the amount of the loan or loan tranche, which may be part of a larger credit facility in respect of the referenced project/borrower, that the Company has or is obligated to fund.

(2) “Amount Drawn” reflects the amount of the Loan Commitment that had been drawn at December 31, 2007. Additional drawings on the loans are expected where the Loan Commitment is greater than Amount Drawn. To the extent that any Loan Commitment has not been fully drawn, the difference represents an obligation on the part of the Company to provide additional funds, subject to satisfaction of certain conditions by the borrower, up to the amount that has not yet been drawn as of December 31, 2007.

(3) “Amount Drawn” reflects the amount of the Loan Commitment that had been drawn at December 31, 2006. Additional drawings on the loans are expected where the Loan Commitment is greater than Amount Drawn. To the extent that any Loan Commitment has not been fully drawn, the difference represents an obligation on the part of the Company to provide additional funds, subject to satisfaction of certain conditions by the borrower, up to the amount that has not yet been drawn as of December 31, 2006.

(4) One-year maturity extension option to May 1, 2009 subject to certain conditions.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2007:

Real estate loans receivable - December 31, 2006	$13,798
Additions
Purchases of real estate loans receivable	227,818
Advances under real estate loans receivable	6,434
Amortization of discount on purchase of real estate loans receivable	68

248,118

Deductions
Payments of real estate loans receivable	21,000
Discount on purchase of real estate loans receivable	12,210

33,210

Real estate loans receivable - December 31, 2007	$214,908

During the years ended December 31, 2007 and 2006, the Company earned $14.4 million and $0.8 million, respectively, in interest income from its interests in real estate loans, of which $1.6 million and $0.2 million was receivable at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company also amortized as an increase to interest income the buydown of interest rates of $576,048 and $58,458, respectively. The Company amortized, as an offset against interest income, $810,807 and $105,110 of closing costs related to the purchase of these real estate loans for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Company also amortized, as an increase to interest income a loan purchase discount of $67,793.

The following is a schedule of maturities for all real estate loans receivable for the years ending December 31, (in thousands):

2008	$87,713
2009	73,531
2010	29,656
2011	—
2012	—
Thereafter	24,008

$214,908

Investments in Tribeca Loans

As of December 31, 2007, the Company had invested an aggregate of $47.1 million in two mezzanine loans and $25.6 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a ten-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”). As of December 31, 2007, the Company’s investments in the Tribeca loans represented approximately 4% of the Company’s total assets. Interest income from the Company’s investments in the Tribeca loans represented approximately 9% of the Company’s total revenues for the year ended December 31, 2007.

The Tribeca Mezzanine Loans

On July 18, 2006, the Company purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”) from an unaffiliated seller. The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, the Company remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of December 31, 2007, the Company had fully funded the $15.9 million junior mezzanine real estate loan.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to 30-day LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At December 31, 2007, the 30-day LIBOR rate was 4.60%. In connection with the acquisition of the Second Tribeca Mezzanine Loan (defined below), the initial maturity date of the First Tribeca Mezzanine Loan was changed from March 1, 2008 to May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity. Per the loan agreement, prior to satisfaction of the loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. The First Tribeca Mezzanine Loan is expected to be used to fund costs related to the conversion of the Tribeca Building.

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

The First and Second Tribeca Mezzanine Loans are subordinate to senior mortgage loans totaling approximately $103.2 million and a $25.0 million senior mezzanine loan, of which approximately $127.4 million of the senior notes were outstanding as of December 31, 2007. As described below, on June 28, 2007, the Company purchased a participation interest in the senior mortgage loans.

The First and Second Tribeca Mezzanine Loans are secured by, among other things, a first lien priority pledge of the borrower’s member interest (the “Member Interest”) in 415 Greenwich Senior Mezzanine Owner LLC (the “Owner Member”). The Owner Member is the sole member in 415 Greenwich Fee Owner LLC (the “Fee Owner”), which is the owner of the Tribeca Building. With respect to certain material misrepresentations or other acts of bad faith as set forth in the guarantee agreement, amounts outstanding under the First and Second Tribeca Mezzanine Loans are guaranteed by the two individuals who have indirect interests in the Tribeca Building.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of December 31, 2007, all amounts under the three mortgage loans had been advanced, except that only $37.0 million of the $37.9 million building mortgage loan had been advanced. Under the Senior Mortgage Participation, the Company is obligated to fund 25% of the $0.9 million that remains unfunded under the building mortgage loan as of December 31, 2007. The borrower under each of the three mortgage loans is the Fee Owner (defined above). Neither the Company nor the Advisor is affiliated with the Fee Owner.

The $102.4 million currently outstanding under senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.70%, including the interest rate on the “interest-only” participation in the mortgage loans. The future funding obligation under the building mortgage loan will bear interest at 30-day LIBOR plus 3.00%. The initial maturity date of the senior mortgage loans is May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to the Company, with the outstanding principal balance being due at maturity.

The remaining 75% interest in the three senior mortgage loans is held by AIG Annuity Insurance Company and the remaining 75% interest in the “interest-only” participation in these three mortgage loans is held by AIG Mortgage Capital, LLC. The Company’s right to repayment under the Senior Mortgage Participation is pari passu with that of the other noteholders.

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

The holder of the 75% participation in the senior mortgage loans has exclusive authority with respect to the administration of the mortgage loans and the exercise of rights and remedies with respect to the mortgage loan, except that unanimous consent of the holders is required with respect to (i) any material modification or waiver of a monetary term of the mortgage loans, (ii) an extension of the maturity date, (iii) a reduction in the interest rate or monthly debt service payment, (iv) a sale of the secured property (other than the sale of condominiums) for an amount less than necessary to ensure repayment plus certain costs incurred by the holders of the mortgage notes, and (v) other limited matters set forth in the participation agreement. With respect to certain material misrepresentations or other acts of bad faith as set forth in the guarantee agreement, amounts outstanding under the mortgage loans are guaranteed by the two individuals who have indirect interests in the Tribeca Building.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

The Sandmar Mezzanine Loan is secured by, among other things, a pledge by each borrower of its interests in the respective wholly owned subsidiary that each holds title to one of the six properties in the Sandmar Portfolio. The pledge agreements entered by the six borrowers provide that in the event of default under the Sandmar Mezzanine Loan, the Company may exercise its rights and remedies against each of the mezzanine borrowers. With respect to certain material misrepresentations or other acts of bad faith as set forth in the guarantee agreement, amounts outstanding under the Sandmar Mezzanine Loan are guaranteed by two individuals who have indirect interests in the Sandmar Portfolio.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The Park Central Mezzanine Loan is secured by, among other things, a pledge by the borrower of its interests in the limited liability company that holds title to the Park Central Hotel. The pledge agreement entered into by the borrower provides that in the event of default under the Park Central Mezzanine Loan, the holders of the mezzanine loan may exercise their rights and remedies against the borrower. Under the Park Central Mezzanine Loan Noteholders’ Agreement certain major decisions of the mezzanine lender require the approval of all the holders of the Park Central Mezzanine Loan. If any holder of a minority interest in the Park Central Mezzanine Loan objects to the majority’s decision regarding a major decision, the holders of a majority of the interests may elect to either (i) sell all of their interest in the Park Central Mezzanine Loan to the objecting minority holder or (ii) purchase the objecting minority holder’s interest in the Park Central Mezzanine Loan. The price for the purchase or sale, as applicable, is to be based on the fair market value of the interests being sold. The objecting minority holder may then (i) accept the offer, (ii) make a counter proposal of the price based on an opinion of a qualified broker, or (iii) reject the offer, which would be a withdrawal of its objection to the major decision. If there is an acceptance of the offer or a counter proposal, the majority then has the right to (i) accept the offer at the agreed upon price, (ii) if the minority holder made a counteroffer, accept the offer but elect to have the final price be the average of the original price and the broker’s price, or (iii) withdraw their original offer. With respect to certain material misrepresentations or other acts of bad faith as set forth in the guarantee agreement, amounts outstanding under the Park Central Mezzanine Loan are guaranteed by Whitehall Street Global Real Estate Limited Partnership 2001, an entity with an indirect interest in the borrower, and Devon (DE) Capital LLC.

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

200 Professional Drive Loan Origination

On July 31, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive, a 60,528 square foot office property in Gaithersburg, Maryland (the “200 Professional Drive Mortgage Loan”). As of December 31, 2007, $7.7 million of the loan had been funded, and the remaining $2.8 million will be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower to repay current mortgages, provide for future tenant improvements and leasing commissions and to provide funds for renovation. The 200 Professional Drive Mortgage Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 5.0%.

Lawrence Village Plaza Loan Origination

On August 6, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior mortgage loan of up to $8.3 million on Lawrence Village Plaza, a 294,675 square foot retail property in New Castle, Pennsylvania (the “Lawrence Village Plaza Mortgage Loan”). As of December 31, 2007, $6.2 million of the loan had been funded with $2.1 million remaining to be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower for the acquisition of such property, funding for rehabilitation, tenant improvements, lease commissions and other closing costs. The Lawrence Village Plaza Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.5%.

11 South LaSalle Loan Origination

On August 8, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”), a 35-story office building containing 329,271 square feet located in Chicago, Illinois (the “11 South LaSalle Building”). As of December 31, 2007, $23.5 million of the loan had been funded with $19.8 million remaining to be funded over the term of the loan. The proceeds of the loan are expected to be used by the borrower for payment of existing debt, tenant improvements and commissions and the renovation and repositioning of the 11 South LaSalle Building. The 11 South LaSalle Building is located within the Central Loop area of the Chicago Central Business District.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

Neither the Company nor the Advisor was affiliated with the borrowers. While the loan was outstanding the One Madison Park Mezzanine Loan bore interest at a floating rate of 30-day LIBOR plus 611 basis points.

On November 19, 2007, the borrowers under the One Madison Park Mezzanine Loan paid off the loan, including the principal balance outstanding, accrued interest and a spread maintenance premium. The Company’s share of the spread maintenance premium, based on its percentage interest in the loan, was approximately $638,000.

Investment in the San Diego Office Portfolio B-Note

On October 26, 2007, the Company, through an indirect wholly owned subsidiary, purchased a promissory note with an original and current principal balance of $20.0 million (the “San Diego Office Portfolio B-Note”) from MW-1-2002, LLC, which is not affiliated with the Company or the Advisor. The Company paid $13.4 million for the San Diego Office Portfolio B-Note. The Company funded the acquisition with proceeds from the Offering.

The borrower under the San Diego Office Portfolio B-Note is UTC Properties LLC. The San Diego Office Portfolio B-Note bears interest at a fixed rate of 5.775% and has an initial maturity date of October 11, 2017. Prior to maturity, the borrower under the San Diego Office Portfolio B-Note is required to make monthly interest-only payments, with the outstanding principal balance being due at maturity. The borrower used the proceeds from the San Diego Office Portfolio B-Note and other senior financing to acquire six office buildings and one restaurant located in the San Diego, California area, which secure the San Diego Office Portfolio B-Note. The office buildings collectively contain approximately 372,000 square feet of space and the restaurant is approximately 9,000 square feet.

The San Diego Office Portfolio B-Note cannot be prepaid until April 11, 2009. If the borrower prepays the San Diego Office Portfolio B-Note between April 11, 2009 and April 11, 2017, a formula-based prepayment premium of at least one percent of the principal amount being prepaid would be due along with accrued interest to and including the prepayment date and the outstanding principal balance. On and after April 11, 2017, the San Diego Office Portfolio B-Note can be prepaid without a prepayment premium. Under certain conditions, the San Diego Office Portfolio B-Note may be defeased by the borrower prior to the maturity date. Notwithstanding the above, the San Diego Office Portfolio B-Note cannot be prepaid or defeased at any time unless the A-Note, as defined below, is simultaneously prepaid or defeased, as applicable.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The San Diego Office Portfolio B-Note is junior to a $137.0 million promissory note secured by the same seven properties described above (the “A-Note”). The A-Note has the same October 11, 2017 maturity date as the San Diego Office Portfolio B-Note. Pursuant to an intercreditor agreement, the Company’s right to payment under the San Diego Office Portfolio B-Note is subordinate to the right to payment of the lender under the A-Note. The intercreditor agreement provides that the holder of the A-Note generally has sole and exclusive authority with respect to the exercise of rights and remedies under the A-Note and B-Note, including, without limitation, declaring or waiving events of default. The intercreditor agreement requires the holder of the A-Note to consult the Company, as holder of the San Diego Office Portfolio B-Note before certain remedies are exercised, and in some cases, the intercreditor agreement requires the Company’s approval with respect to such remedy.

Investment in Petra Subordinated Debt

On October 26, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in senior subordinated debt of Petra Fund REIT Corp., a Maryland corporation that intends to elect to be taxed as a real estate investment trust (“Petra”). Petra is a subsidiary of Petra Offshore Fund L.P., a private real estate fund organized as a Cayman Islands Exempted Limited Partnership. Neither the Company nor the Advisor is affiliated with Petra or Petra Offshore Fund L.P. Petra invests primarily in a diversified portfolio of high-yield and structured assets secured by commercial and residential real estate.

The Company’s investment is in the form of two $25.0 million loans to Petra (the “Tranche A Loan” and the “Tranche B Loan,” respectively) and the Company has the option at its discretion to make an additional $25.0 million loan to Petra (the “Tranche C Loan”). The loans bear interest at a rate of 11.5% per annum. Monthly installments on the loans are interest only with the principal amount being due at maturity, assuming no prior principal prepayment. The maturity dates of the loans are April 27, 2009 for the Tranche A Loan, October 26, 2009 for the Tranche B Loan and 24 months from origination for the Tranche C Loan. Each loan is prepayable. If Petra prepays any of the loans, a formula-based prepayment premium of at least one-half percent of the principal amount being prepaid would be due along with the payment of accrued interest and the outstanding principal balance.

Investment in the 4929 Wilshire B-Note

On November 19, 2007, the Company, through an indirect wholly owned subsidiary, purchased a promissory note with an original and current principal balance of $4.0 million (the “4929 Wilshire B-Note”) from MW-1-2002, LLC, which is not affiliated with the Company or the Advisor. The Company paid $2.5 million for the 4929 Wilshire B-Note and funded the acquisition with proceeds from the Offering.

The borrower under the 4929 Wilshire B-Note is 4929 Wilshire, L. P. The borrower is an affiliate of Jamison Properties, which is a privately held, full service real estate investment and management firm with a portfolio of more than 100 properties aggregating approximately 22 million square feet. Neither the Company nor the Advisor is affiliated with the borrower or Jamison Properties. The 4929 Wilshire B-Note bears interest at a fixed rate of 6.05% and has an initial maturity date of July 11, 2017. Prior to maturity, the borrower under the 4929 Wilshire B-Note is required to make monthly interest-only payments through July 2012 and principal and interest payments thereafter, with the entire outstanding principal balance due at maturity. The borrower used the proceeds from the 4929 Wilshire B-Note and the A-Note described below to acquire a single, ten-story, 160,701 square foot multi-tenant office building located in Los Angeles, California, which secures the 4929 Wilshire B-Note and the A-Note.

The 4929 Wilshire B-Note cannot be prepaid in whole or in part until March 11, 2017. Prior to such time, any prepayments, whether voluntary or involuntary, are subject to a prepayment penalty. Under certain conditions, the 4929 Wilshire B-Note may be defeased by the borrower beginning August 2009.

The 4929 Wilshire B-Note is junior to a $31.3 million promissory note secured by the 4929 Wilshire office building (the “A-Note”). The A-Note has the same July 11, 2017 maturity date as the 4929 Wilshire B-Note. Pursuant to an intercreditor agreement, the Company’s right to payment under the 4929 Wilshire B-Note is subordinate to the right to payment of the lender under the A-Note. The intercreditor agreement provides that the holder of the A-Note generally has sole and exclusive authority with respect to the exercise of rights and remedies under the A-Note and the 4929 Wilshire B-Note, including, without limitation, declaring or waiving events of default. The intercreditor agreement requires the holder of the A-Note to consult the Company, as holder of the 4929 Wilshire B-Note, before certain remedies are exercised, and in some cases, the intercreditor agreement requires the Company’s approval with respect to such remedy.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Investment in Artisan Multifamily Portfolio Mezzanine Loan

On December 11, 2007, the Company, through an indirect wholly owned subsidiary, purchased a $20.0 million mezzanine loan (the “Artisan Multifamily Portfolio Mezzanine Loan”) from Wachovia Bank, National Association, which is not affiliated with the Company or the Advisor. The purchase price of the Artisan Multifamily Portfolio Mezzanine Loan was approximately $15.9 million plus closing costs. The Company funded the acquisition with proceeds from the Offering.

The borrowers under the Artisan Multifamily Portfolio Mezzanine Loan are VRP Bayshore Club Holdings, LLC and VRP Summerhill Villas Holdings, LLC. Neither the Company nor the Advisor is affiliated with the borrowers. The Artisan Multifamily Portfolio Mezzanine Loan has an initial maturity date of August 9, 2009 with three one-year extension options and bears interest at a floating rate of one-month LIBOR plus 250 basis points. A LIBOR Rate Cap Agreement is in place during the initial term of the Artisan Multifamily Portfolio Mezzanine Loan that caps the LIBOR rate at 6.0%. The loan is prepayable in full (but not in part) after August 1, 2008 upon 30 days notice and upon payment of interest through the end of the monthly interest accrual period. Prior to the maturity date, the borrowers under the Artisan Multifamily Portfolio Mezzanine Loan are required to make monthly interest-only payments, with the outstanding principal balance being due on the maturity date.

The borrowers are using the proceeds from the Artisan Multifamily Portfolio Mezzanine Loan to fund the acquisition of two garden-style multifamily apartment complexes in Las Vegas, Nevada: Summerhill Villas Apartments with 440 units and Bayshore Club Apartments with 144 units (the “Properties”). There is $45.0 million of financing senior to the Artisan Multifamily Portfolio Mezzanine Loan. The senior financing is secured by deeds of trust on each of the Properties.

The Artisan Multifamily Portfolio Mezzanine Loan is secured by, among other things, a pledge by the borrowers of their interests in the respective limited liability companies that hold title to the Properties. The pledge agreements entered by the borrowers provide that in the event of default under the Artisan Multifamily Portfolio Mezzanine Loan, the Company may exercise its rights and remedies against each of the borrowers. The direct or indirect owners of the borrowers — Square Mile Partners II TE, LP, Square Mile Partners II LP, Martin S. Burger and Jeffrey A. Fine — have guaranteed certain obligations under the loan.

Pursuant to an intercreditor agreement, the Company’s right to payment under the Artisan Multifamily Portfolio Mezzanine Loan is subordinate to the right to payment of the lender under the $45.0 million mortgage loan made to the limited liability companies that directly hold title to the Properties. The intercreditor agreement provides that in the event of a default under the Artisan Multifamily Portfolio Mezzanine Loan, the Company would be entitled to foreclose on the borrowers’ membership interests in the limited liability companies that hold title to the Properties subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement.

6.	MARKETABLE SECURITIES

The following table shows fair value and gross unrealized losses of the Company’s marketable securities that are deemed temporary impairments and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2007.

	Holding Period of Gross Unrealized Losses of Marketable Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial mortgage-backed securities	$15,600	$(2,085)	$—	$—	$15,600	$(2,085)

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

On April 19, 2007, the Company purchased CMBS with a face amount of approximately $17.8 million at an $88,849 discount. These securities have a coupon rate of 30-day LIBOR plus 2.30%. As of December 31, 2007, the amortized cost of this investment and the fair value of this investment were approximately $17.7 million and $15.6 million, respectively. The Company recognized an unrealized loss of approximately $2.1 million related to this investment for the year ended December 31, 2007, which is included in other comprehensive loss on the accompanying consolidated balance sheet as of December 31, 2007. The unrealized loss as of December 31, 2007 was deemed to be a temporary impairment based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for the recovery in the fair value. The Company determined that these gross unrealized losses resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of December 31, 2007, management determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protect its ability to recover the investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment have not been adversely impacted by the deterioration in the creditworthiness of the specific CMBS issuers.

7.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	December 31,
	2007	2006
Tenant receivables, net of allowance for doubtful accounts of $234 and $14 as of December 31, 2007 and December 31, 2006, respectively	$2,687	$326
Interest receivable on real estate loans receivable	1,631	159
Interest receivable on cash and cash equivalents	79	166
Interest receivable on marketable securities	93	—
Deferred rent	2,437	101
Subscriptions receivable	3,704	—

	$10,631	$752

8.	DEFERRED FINANCING COSTS AND PREPAID AND OTHER ASSETS

Deferred financing costs and prepaid and other assets consist of the following (in thousands):

	December 31,
	2007	2006
Deferred financing costs, net of accumulated amortization of $3,112 and $178 as of December 31, 2007 and December 31, 2006, respectively	$10,704	$939
Escrow deposits for future real estate purchases	1,000	1,162
Prepaid insurance	1,428	26
Closing costs on loans receivable, net of accumulated amortization of $882 and $71 as of December 31, 2007 and December 31, 2006, respectively	1,783	181
Investment in master lease, net of accumulated amortization of $321 as of December 31, 2007	13,040	—
Interest rate cap agreements at fair value, net of $1,524 loss	310	—
Other assets and prepaid expenses	1,360	334

	$29,625	$2,642

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Interest Rate Cap Agreement

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2007. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Interest Rate	Effective Date	Maturity Date	Fair Value
Interest Rate Cap	$405,000	5.75%	8/8/2007	8/15/2010	$308
Interest Rate Cap	46,000	6.00%	8/8/2007	8/15/2009	2

	$451,000				$310

The Company has not designated either of these contracts as cash flow hedges for accounting purposes. The interest rate caps have been recorded at their estimated fair value in the accompanying consolidated balance sheets as of December 31, 2007. The loss resulting from the decrease in fair value of the interest rate caps for the year ended December 31, 2007 is reflected on the consolidated statements of operations as a loss on interest rate caps.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accounts payable and other accrued liabilities	$9,052	$1,178
Real estate taxes payable	3,490	—
Accrued interest expense	4,027	661

	$16,569	$1,839

10.	OTHER LIABILITIES

Other liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Tenant security deposits	$3,952	$196
Prepaid rent and other	3,655	425

	$7,607	$621

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

11.	NOTES PAYABLE

Notes payable, all of which are interest-only loans during the term with principal payable upon maturity, consist of the following as of December 31, 2007 (in thousands):

	Principal as of 12/31/07	Principal as of 12/31/06		Effective Interest Rate(1)	Fixed/Variable Interest Rate	Maturity (2)
Sabal Pavilion Building - Mortgage Loan	$14,700		$14,700	6.3800%	Fixed	August 1, 2036
Plaza in Clayton - Mortgage Loan	62,200		62,200	5.8990%	Fixed	October 6, 2016
Plaza in Clayton - Mezzanine Loan (3)	—		22,300	—	Variable	October 6, 2016
Southpark Commerce Center II Buildings - Mortgage Loan	18,000		18,000	5.6725%	Fixed	December 6, 2016
Southpark Commerce Center II Buildings - Mezzanine Loan (3)	—		5,200	—	Variable	December 6, 2007
825 University Avenue Building - Mortgage Loan	19,000		19,000	5.5910%	Fixed	December 6, 2013
825 University Avenue Building - Mezzanine Loan (3)	—		5,600	—	Variable	December 6, 2007
Midland Industrial Buildings - Mortgage Loan	24,050		24,050	5.7550%	Fixed	January 6, 2011
Midland Industrial Buildings - Mezzanine Loan (3)	—		8,700	—	Variable	January 6, 2008
Crescent Green Building - Mortgage Loan	32,400		—	5.6800%	Fixed	February 1, 2012
625 Second Street Building - Mortgage Loan	33,700		—	5.8500%	Fixed	February 1, 2014
Sabal VI Building - Mortgage Loan	11,040		—	5.9250%	Fixed	October 1, 2011
Sabal VI Building - Mezzanine Loan (4)	3,000		—	6.6608%	Variable	May 5, 2008
The Offices at Kensington - Mortgage Loan	18,500		—	5.5200%	Fixed	April 1, 2014
Bridgeway Technology Center - Mortgage Loan	26,824		—	6.0700%	Fixed	August 1, 2013
Marketable Securities - Repurchase Agreement (5)	13,261		—	6.0098%	Variable	January 23, 2008
Royal Ridge Building - Mortgage Loan	21,718		—	5.9600%	Fixed	September 1, 2013
Plano Corporate Center I & II - Mortgage Loan	30,591		—	5.9000%	Fixed	September 1, 2012
2200 West Loop South Building - Mortgage Loan	17,426		—	5.8900%	Fixed	October 1, 2014
Cedar Bluffs - Mortgage Loan	4,627		—	5.8600%	Fixed	July 1, 2011
National Industrial Portfolio - Mortgage Loan (6)	315,000		—	6.2848%	Variable	August 9, 2009
National Industrial Portfolio - Mezzanine Loan (6)	116,000		—	6.2848%	Variable	August 9, 2009
Hartman Business Center One - Mortgage Loan	9,479		—	6.3134%	Variable	November 9, 2008
Cardinal Health - Mortgage Loan	6,900		—	6.3134%	Variable	November 9, 2008
Corporate Express - Mortgage Loan	5,318		—	6.3134%	Variable	November 9, 2008
Rickenbacker IV - Medline - Mortgage Loan	9,465		—	6.3357%	Variable	November 15, 2008
Plainfield Business Center - Mortgage Loan	10,200		—	6.3357%	Variable	November 15, 2008
Crystal Park II - Buildings D & E - Mortgage Loan	12,009		—	6.3357%	Variable	November 15, 2008
Park 75 - Dell - Mortgage Loan	10,138		—	6.3357%	Variable	November 15, 2008
Advo-Valassis - Mortgage Loan	4,988		—	6.3357%	Variable	November 15, 2008
ADP Plaza - Mortgage Loan	20,900		—	5.5600%	Fixed	October 1, 2013
Woodfield Preserve Office Center - Mortgage Loan (7)	68,400		—	6.1935%	Variable	February 13, 2008
Nashville Flex Portfolio - Mortgage Loan	32,430		—	6.1410%	Variable	November 15, 2008
Patrick Henry Corporate Center - Mortgage Loan	11,100		—	6.5682%	Variable	November 29, 2008
South Towne Corporate Center I and II - Mortgage Loan (7)	25,200		—	6.5965%	Variable	February 28, 2008

	$1,008,564	-$	179,750

(1) Represents the effective interest rate as of December 31, 2007.

(2) Represents initial maturity date; subject to certain conditions, the maturity dates of some loans may be extended.

(3) Balances have been paid off as of December 31, 2007.

(4) On February 22, 2008, the Company paid off the principal and interest outstanding under the note.

(5) On February 22, 2008, the maturity date was extended to March 24, 2008. The Company is currently negotiating a loan extension. Subsequent to December 31, 2007, a partial principal payment of $2.1 million was made.

(6) Held through a consolidated joint venture.

(7) On February 28, 2008, the maturity date was extended to April 28, 2008. The Company is currently in the process of refinancing the loan.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

During the years ended December 31, 2007 and 2006, the Company incurred $30.4 million and $2.8 million, respectively, of interest expense, of which $4.0 million and $0.7 million was payable at December 31, 2007 and 2006, respectively. The Company also incurred $2.9 million and $0.2 million of amortization of deferred financing costs, which is included in interest expense for the years ended December 31, 2007 and 2006, respectively.

The following is a schedule of maturities for all notes payable for the years ending December 31, (in thousands):

2008	$221,888
2009	431,000
2010	—
2011	39,717
2012	62,991
Thereafter	252,968

$1,008,564

During the year ended December 31, 2007, the Company entered into the following financings related to its real property portfolio and its marketable securities.

Crescent Green Buildings Financing

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Crescent Green Buildings. The Company obtained a five-year mortgage loan from a financial institution in the amount of approximately $32.4 million at a fixed rate of 5.18% per annum for the first two years, based on the payment of approximately $0.3 million to buy down the interest rate for the first two years, and 5.68% thereafter. The effective interest rate as of December 31, 2007, after consideration of amortization of fees related to the interest rate buydown, was 5.68%. The loan matures on February 1, 2012. The Company also obtained an $8.4 million mezzanine loan from a financial institution secured by a 100% equity interest in its indirect wholly owned subsidiary that holds title to the Crescent Green Buildings. The interest rate for the first full eight months was 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter. The mezzanine loan had a maturity date of January 31, 2008. The mezzanine loan was repaid on March 31, 2007.

625 Second Street Building Financing

On January 31, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the 625 Second Street Building. The Company obtained a seven-year mortgage loan from a financial institution in the amount of approximately $33.7 million at a fixed rate of 5.85% per annum. The loan matures on February 1, 2014.

Sabal VI Building Financing

On March 5, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Sabal VI Building. The Company obtained a 4.5-year mortgage loan from a financial institution in the amount of approximately $11.0 million at a fixed rate of 5.14% per annum for the first two years, based on the payment of approximately $0.2 million to buy down the interest rate for the first two years, and 5.84% thereafter. The effective interest rate as of December 31, 2007, after consideration of amortization of fees related to the interest rate buydown, was 5.925%. The loan matures on October 1, 2011.

On July 23, 2007, the Company, through an indirect wholly owned subsidiary, completed the funding of the mezzanine financing on the Sabal VI Building. The Company obtained a one-year mezzanine loan from a financial institution in the amount of approximately $3.0 million that matures on May 5, 2008. The loan bears interest at a variable rate. The interest rate for the first full eight months is 30-day LIBOR plus 150 basis points and 30-day LIBOR plus 250 basis points thereafter. The mezzanine loan was repaid on February 22, 2008.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

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

Repurchase Agreement Financing

On July 24, 2007, the Company entered into a repurchase agreement with a financial institution. Under this agreement, the Company sold its marketable securities with a face amount of $17.8 million to the financial institution and obtained approximately $13.3 million of financing in return. The Company agreed to repurchase the marketable securities on January 23, 2008 but has extended the repurchase date through March 24, 2008. The Company is currently in the process of negotiating an extension. The financial institution purchased the marketable securities at a percentage of their value on the date of origination of the repurchase agreement, which is the purchase rate. The Company will pay interest to the financial institution at 30-day LIBOR plus 85 basis points. For financial reporting purposes, the Company characterizes all of the borrowing under the repurchase agreement as balance sheet financing.

Bridge Loan Financing

On July 24, 2007, the Operating Partnership entered into a $76.4 million unsecured, short-term bridge loan agreement (the “Bridge Loan”) with a financial institution. The entire $76.4 million borrowed under the Bridge Loan was used to finance a portion of the Opus National Industrial Portfolio. On November 16, 2007, the Operating Partnership paid off the Bridge Loan in full.

Financing of the National Industrial Portfolio

On August 8, 2007, in connection with the acquisition of the National Industrial Portfolio, the JV obtained $315.0 million of secured financing (the “Mortgage Loan”) from a financial institution and the JV obtained $116.0 million of mezzanine financing (the “Mezzanine Loan A”) from the same financial institution. In addition the JV obtained an additional $20.0 million of mezzanine financing (the “Mezzanine Loan B” and, together with the Mezzanine Loan A, the “Mezzanine Loans”) from the same financial institution. As of December 31, 2007, no funds had been drawn on the Mezzanine Loan B.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

2200 West Loop South Building Financing

On September 5, 2007, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the 2200 West Loop South Building. The Company obtained seven-year financing from a financial institution in the amount of approximately $17.4 million at a fixed rate of 5.89% per annum. The loan matures on October 1, 2014.

Cardinal Health, Corporate Express, Hartman Business Center and ADP Plaza Financings

On September 20, 2007, the Company, through two wholly owned subsidiaries, completed the secured financing of three distribution and office/warehouse properties containing 706,773 rentable square feet located in Minnesota, Texas and Georgia (the “Cardinal Health Building,” the “Corporate Express Building” and the “Hartman Business Center One,” respectively). The Company acquired the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center One on July 25, 2007 as part of its acquisition of the Opus National Industrial Portfolio. The Company obtained six-year financing from a financial institution in the amount of approximately $20.9 million at a fixed interest rate of 5.56% per annum (the “Cardinal Health, Corporate Express and Hartman Business Center—Mortgage Loan”). The loan matures on October 1, 2013.

In connection with the acquisition of ADP Plaza, on November 7, 2007, the Company substituted the collateral under the Cardinal Health, Corporate Express and Hartman Business Center—Mortgage Loan upon payment of a $10,000 fee. ADP Plaza was substituted as the collateral for this loan in place of the Cardinal Health Building, the Corporate Express Building and the Hartman Business Center, which buildings are part of the Opus National Industrial Portfolio.

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

At the Company’s option, interest accrues on these loans at either the Prime Rate as established from time to time by the lender or LIBOR plus 1.40% (subject to adjustment for a reserve percentage established by the lender).

The loan documents for the Cardinal Health Building Mortgage Loan, the Corporate Express Building Mortgage Loan and the Hartman Business Center Mortgage Loan all contain cross-default and cross-collateralization provisions such that each of these loans and eight other mortgage loans the Company has entered into with this lender with respect to other properties are cross-defaulted and cross-collateralized with each other.

Woodfield Preserve Office Center Financing

On November 13, 2007, the Company entered into a 90-day bridge loan with a financial institution for approximately $68.4 million secured by the Woodfield Preserve Office Center (the “Woodfield Mortgage Loan”). The maturity date of the Woodfield Mortgage Loan was initially February 13, 2008 but has been extended to April 28, 2008. The Company is currently in the process of refinancing the loan. Pursuant to the Woodfield Mortgage Loan, interest accrues at a fixed rate of 140 basis points over 30-day LIBOR.

The loan documents for the Woodfield Mortgage Loan contain a cross-default and cross-collateralization provision such that this loan and the South Towne Mortgage Loan (described below) are cross-defaulted and cross-collateralized.

Crystal Park II, Park 75, Rickenbacker IV, Plainfield Business Center and Advo-Valassis Financings

On November 16, 2007, the Company completed the secured financings of five properties in the Opus National Industrial Portfolio – Crystal Park II, Park 75, Rickenbacker IV, Plainfield Business Center and Advo-Valassis – by entering into five separate secured bridge loans for approximately $12.0 million, $10.1 million, $9.5 million, $10.2 million and $5.0 million, respectively (the “Crystal Park II Mortgage Loan,” the “Park 75 Mortgage Loan,” the “Rickenbacker IV Mortgage Loan,” the “Plainfield Business Center Mortgage Loan” and the “Advo-Valassis Mortgage Loan”).

The maturity date for all five loans is November 15, 2008. At the Company’s option, interest accrues on these loans at either the Prime Rate as established from time to time by the lender or LIBOR plus 1.40% (subject to adjustment for a reserve percentage established by the lender).

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The loan agreements for the Crystal Park II Mortgage Loan, the Park 75 Mortgage Loan, the Rickenbacker IV Mortgage Loan, the Plainfield Business Center Mortgage Loan and the Advo-Valassis Mortgage Loan all contain cross-default and cross-collateralization provisions such that each of these loans and six other mortgage loans the Company has entered into with this lender with respect to other properties are cross-defaulted and cross-collateralized with each other.

Nashville Flex Portfolio Financing

On November 15, 2007, the Company entered into a one-year bridge loan with a financial institution for approximately $32.4 million secured by the Nashville Flex Portfolio (the “Nashville Flex Portfolio Mortgage Loan”). The maturity date for the Nashville Flex Portfolio Mortgage Loan is November 15, 2008. At the Company’s option, interest accrues on the loan at either the Prime Rate as established from time to time by the lender or LIBOR plus 1.40% (subject to adjustment for a reserve percentage established by the lender).

The loan documents for the Nashville Flex Portfolio Mortgage Loan contain a cross-default and cross-collateralization provision such that this loan and ten other mortgage loans the Company has entered into with this lender with respect to other properties are cross-defaulted and cross-collateralized with each other.

Patrick Henry Corporate Center Financing

On November 29, 2007, the Company entered into a one-year bridge loan with a financial institution for approximately $11.1 million that is secured by the Patrick Henry Corporate Center (the “Patrick Henry Corporate Center Mortgage Loan”). The maturity date for the Patrick Henry Corporate Center Mortgage Loan is November 29, 2008. At the Company’s option, interest accrues under the loan at either the Prime Rate as established from time to time by the lender or LIBOR plus 1.40% (subject to adjustment for a reserve percentage established by the lender).

The loan documents for the Patrick Henry Corporate Center Mortgage Loan contain cross-default and cross-collateralization provisions such that this loan and ten other mortgage loans the Company has entered into with this lender with respect to other properties are cross-defaulted and cross-collateralized with each other.

South Towne Corporate Center I and II Financing

On November 30, 2007, the Company entered into a 90-day bridge loan with a financial institution for approximately $25.2 million secured by the South Towne Corporate Center I and II (the “South Towne Mortgage Loan”). The maturity date for the South Towne Mortgage Loan is February 28, 2008. On February 28, 2008, the maturity date was extended to April 28, 2008 and the Company is currently in the process of refinancing the loan. Pursuant to the South Towne Mortgage Loan, interest accrues at a fixed rate of 140 basis points over 30-day LIBOR.

The loan documents for the South Towne Mortgage Loan contain a cross-default and cross-collateralization provision such that this loan and eleven other secured loans the Company has entered into with this lender with respect to other properties are cross-defaulted and cross-collateralized.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Pursuant to the terms of the agreements described above, the following related-party costs incurred by the Company for the years ended December 31, 2007 and 2006, respectively, and any related amounts payable as of December 31, 2007 and 2006, respectively, are summarized below (in thousands):

	Incurred		Payable
	2007	2006	2007	2006
Expensed
Asset-management fees	$5,095	$369	$2,215	$369
Reimbursement of operating expenses		212

Additional Paid-in Capital
Selling commissions (1)	41,433	6,319	337
Dealer-manager fees (1)	25,527	3,922	232
Reimbursements of organization and offering costs (1) (2)	4,338	3,773	156	135

Capitalized
Acquisition fees (3)	10,318	1,696

Advances from advisor (4)			1,600	900

	$86,711	$16,291	$4,540	$1,404

(1) Commissions, dealer-manager fees and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated financial statements.

(2) Reimbursements of organization and offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs related to the Offering of $7.5 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively, including both organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were subsequently reimbursed by the Company.

(3) Represents acquisition fees related to purchases of real estate and real estate-related investments during the years ended December 31, 2007 and 2006. The acquisition fees for the real estate loans receivable are capitalized as other assets in the accompanying consolidated financial statements and amortized over the life of the loans.

(4) In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending May 31, 2008 exceeds the amount of the Company’s funds from operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through May 31, 2008. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Form of Compensation	Amount
Asset Management Fee*

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments, provided that with respect to the Company’s investment in the JV that owns the National Industrial Portfolio, the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the JV investment, which equals the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the JV, inclusive of expenses related thereto, and the amount of any outstanding debt associated with such properties and the JV and (ii) the percentage that represents the Company’s economic interest in the JV.

Although the asset management fees earned by the Advisor through December 31, 2007 have been accrued for and expensed in the appropriate period in the Company’s financial statements, the Advisor has deferred, without interest, payment of the asset management fees it has earned from July 2006 through September 2007. Per the terms of the advisory agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine. At December 31, 2007, the Company had paid the Advisor asset management fees earned pursuant to the Advisory Agreement for services related to the months of October, November and December 2007 as well as $1.0 million of the $3.2 million in asset management fees that were deferred for the months of July 2006 through September 2007.

Reimbursement of Operating Expenses*	The Company reimburses the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company does not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Subordinated Participation in Net Cash Flows*	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Form of Compensation	Amount
Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor. At December 31, 2007, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

*The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending December 31, 2006. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing, and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization, and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that the Company does not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee may be limited by the restriction on “total operating expenses.” In addition, stock-based awards treated as an expense under GAAP will count, toward the restriction on “total operating expenses.”

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. SFAS 107 defines fair value of a financial instrument as the amount at which such financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. For certain of the Company’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values are based upon management’s estimates using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances reasonably approximate their fair values due to the short maturities of these items.

Marketable securities: These investments are presented on a held-for-sale basis and are presented at fair value. The fair values were obtained from a securities dealer.

Real estate loans receivable: These instruments are presented at the lower of cost or market value and not at fair value. The fair values were estimated by using certain institutional purchaser yield requirements for loans with similar credit characteristics.

Interest rate cap agreements: These instruments are presented at fair value. The fair value was obtained from a third party valuation. See Note 8, “Deferred Financing Costs and Prepaid and Other Assets.”

Notes Payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of market interest rates.

	December 31, 2007 (amounts in thousands)			December 31, 2006 (amounts in thousands)
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial assets:
Marketable securities	$15,600	$17,685	$15,600	$—	$—	$—
Real estate loans receivable	$214,908	$227,050	$218,920	$13,798	$13,798	$14,170
Financial liabilities
Notes payable	$1,008,564	$1,008,564	$980,122	$179,750	$179,750	$179,750

Disclosure of fair value of financial instruments is based on pertinent information available to the Company at December 31, 2007. Prices of financial instruments have been fluctuating significantly in response to the continuing deterioration of the credits markets. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

14.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2007 and 2006, as if all the Company’s acquisitions that were completed during the years ending December 31, 2007 and 2006 were completed as of January 1, 2006. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2006, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Year Ended December 31,
	2007	2006
Revenues	$182,576	$168,907

Depreciation and amortization	$(66,842)	$(61,778)

Net Loss	$(23,904)	$(5,290)

Loss per common share, basic and diluted	$(0.28)	$(0.06)

Weighted-average number of common shares outstanding	86,141,005	86,141,005

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

15.	SEGMENT INFORMATION

The Company presently operates in two business segments in the real estate markets: real property investments and investments in real estate-related assets. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses.

The following tables summarize total revenues and net income (loss) for each reportable segment for the years ended December 31, 2007 and 2006 and total assets and total liabilities for each reportable segment as of December 31, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007	2006
Total Revenues
Real Property Investments Segment	$80,885	$5,141
Real Estate-Related Assets Segment	14,374	777
Corporate-Level Accounts	2	—

Consolidated Total Revenues	$95,261	$5,918

Net Income (Loss)
Real Property Investments Segment	$(17,184)	$(1,575)
Real Estate-Related Assets Segment	14,046	400
Corporate-Level Accounts	(4,060)	(1,396)

Consolidated Net Loss	$(7,198)	$(2,571)

	December 31,
	2007	2006
Total Assets
Real Property Investments Segment	$1,527,538	$220,107
Real Estate-Related Assets Segment	234,546	14,330
Corporate-Level Accounts (1)	55,088	48,778

Consolidated Total Assets	$1,817,172	$283,215

Total Liabilities
Real Property Investments Segment	$1,052,692	$186,336
Real Estate-Related Assets Segment	13,941	124
Corporate-Level Accounts (2)	11,224	2,730

Consolidated Total Liabilities	$1,077,857	$189,190

(1) Total assets in the corporate-level accounts consisted primarily of offering proceeds being held in the form of cash and cash equivalents of approximately $53.5 million and $47.0 million as of December 31, 2007 and 2006, respectively, for future real estate investments.

(2) As of December 31, 2007 and 2006, total liabilities consisted primarily of amounts due to affiliates for commissions, dealer manager fees, and reimbursements of organizational and offering costs and distributions payable.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

16.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,983	$12,667	$28,279	$45,332
Net income (loss)	$(1,633)	$1,862	$(1,414)	$(6,013)
Income (loss) per common share, basic and diluted	$(0.10)	$0.05	$(0.02)	$(0.08)
Distributions declared per common share (1)	$0.17	$0.17	$0.18	$0.18

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$1,225	$4,693
Net income (loss)	$(104)	$(360)	$(528)	$(1,579)
Income (loss) per common share, basic and diluted (2)	$(5.21)	$(3.60)	$(0.46)	$(0.25)
Distributions declared per common share (3)	$—	$—	$0.14	$0.18

(1) Distributions declared per common share assumes the share was issued and outstanding each day during the period from January 1, 2007 through December 31, 2007. Each day during the period from January 1, 2007 through December 31, 2007 was a record date for distributions.

(2) The total of the four quarterly amounts for the year ended December 31, 2006 does not equal the total for the year then ended. This difference results from the increase in the weighted-average number of shares outstanding over the year.

(3) Distributions declared per common share assumes the share was issued and outstanding each day during the period from July 18, 2006 through September 30, 2006 with respect to the third quarter of 2006 and each day during the period from October 1, 2006 through December 31, 2006 with respect to the fourth quarter of 2006. Each day during the period from July 18, 2006 through December 31, 2006 was a record date for distributions.

17.	COMMITMENTS AND CONTINGENCIES

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2007.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

18.	MINORITY INTEREST

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

19.	SUBSEQUENT EVENTS (UNAUDITED)

Distributions Paid

On January 15, 2008, the Company paid distributions of approximately $5.0 million, which related to distributions declared for each day in the period from December 1, 2007 through December 31, 2007. On February 15, 2008, the Company paid distributions of approximately $5.3 million related to distributions declared for each day in the period from January 1, 2008 through January 31, 2008, and on March 17, 2008, the Company paid distributions of approximately $5.4 million related to distributions declared for each day in the period from February 1, 2008 through February 29, 2008.

Distributions Declared

On January 25, 2008, the Company’s board of directors declared a daily distribution for the period from March 1, 2008 through March 31, 2008, which distribution the Company expects to pay in April 2008. On March 26, 2008, the Company’s board of directors declared a daily distribution for the period from April 1, 2008 through April 30, 2008, which distribution the Company expects to pay in May 2008 and a daily distribution for the period from May 1, 2008 through May 31, 2008, which distribution the Company expects to pay in June 2008. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending May 31, 2008 exceeds the amount of the Company’s funds from operations (as defined by NAREIT) from January 1, 2006 through May 31, 2008, see Note 12 “Related Party Transactions – Due to Affiliates.”

Subsequent Investments and Financing

Investment in Arden Southern California Office Portfolio Mezzanine Loans

On January 30, 2008, the Company purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans with an aggregate face amount of $175.0 million (the “Arden Southern California Office Portfolio Mezzanine Loans”) from Wachovia Bank, National Association (“Wachovia”), which is not affiliated with the Company or the Advisor. The purchase price of the Arden Southern California Office Portfolio Mezzanine Loans was approximately $144.0 million plus closing costs. The acquisition was funded with proceeds from the Offering and with $86.4 million of financing proceeds from two repurchase agreements entered into with Wachovia.

The Arden Southern California Office Portfolio Mezzanine Loans have initial maturity dates of August 2009 with three one-year extension options.

The Company’s participation in the M2 Mezzanine Loan in the amount of $100 million bears interest at a floating rate of one-month LIBOR plus 350 basis points and the Company’s participation in the M3 Arden Mezzanine Loan in the amount of $75 million bears interest at a floating rate of one-month LIBOR plus 525 basis points. The Company entered into two LIBOR rate cap agreements that cap the LIBOR rate at 6.0% during the initial terms of the loans. In addition, in connection with the Company’s acquisition of participation interests in the loans, the Company entered into interest rate floor agreements that are effective through August 9, 2009. These interest rate floor agreements provide for payments to the Company to the extent that the LIBOR rate under the loans falls below 4.5%.

On March 19, 2008, the Company repaid all amounts outstanding under the two Wachovia repurchase agreements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2007

Acquisition and Related Financing of Rivertech I and II

On February 20, 2008, the Company, through an indirect wholly owned subsidiary, purchased two two-story research and development office buildings containing approximately 285,772 rentable square feet (“Rivertech I and II”) from an unaffiliated seller. Rivertech I and II is located on an approximate 24.9-acre parcel of land at 129 Concord Road in Billerica, Massachusetts. The purchase price of Rivertech I and II was approximately $45.2 million plus closing costs.

The Company funded the acquisition with a $27.3 million nine-month secured, bridge loan (the “Rivertech Mortgage Loan”) from a financial institution and with proceeds from the Offering.

Investment in Mortgage Loan

Investment in the San Antonio Business Park Mortgage Loan

Subsequent to year end, the Company, through an indirect wholly owned subsidiary, purchased a first mortgage loan secured by the San Antonio Business Park (the “San Antonio Business Park Mortgage Loan”) from an unaffiliated seller. The San Antonio Business Park consists of two office-flex properties containing 411,959 square feet in San Antonio, Texas. The purchase price of the loan was $23.8 million plus closing costs. The San Antonio Business Park Mortgage Loan matures on November 11, 2017 and bears interest at a rate of 6.54% through November 11, 2010, and 6.94% thereafter. The Company funded the investment with proceeds from the Offering.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2007

(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2007
Allowance for doubtful accounts	$14	$220	$—	$234

Year Ended December 31, 2006
Allowance for doubtful accounts	$—	$14	$—	$14

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2007

(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total		Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Sabal Pavilion Building	Tampa, FL	100%	$14,700	$3,245	$22,446	$25,691	$334	$3,245	$22,780	$26,025		$2,263	1998	07/06
Plaza in Clayton	Saint Lois, MO	100%	62,200	2,793	91,162	93,955	516	2,793	91,678	94,471		6,160	2001	09/06
Southpark Commerce Center II Buildings	Austin, TX	100%	18,000	3,100	26,904	30,004	237	3,100	27,141	30,241		2,105	2000	11/06
825 University Avenue Building	Norwood, MA	100%	19,000	4,165	27,084	31,249	—	4,165	27,084	31,249		1,369	2004/2006	12/06
Midland Industrial Buildings	McDonough, GA	100%	24,050	5,040	30,578	35,618	1	5,040	30,579	35,619		1,123	2000	12/06
Crescent Green Buildings	Cary, NC	100%	32,400	6,200	42,469	48,669	93	6,200	42,562	48,762		2,755	1996/1997/1998	01/07
625 Second Street Building	San Francisco, CA	100%	33,700	8,400	43,123	51,523	487	8,400	43,610	52,010		2,216	1906/1999	01/07
Sabal VI Building	Tampa, FL	100%	14,040	2,605	14,135	16,740	807	2,600	14,942	17,542		659	1988	03/07
The Offices at Kensington	Sugar Land, TX	100%	18,500	1,566	26,578	28,144	1,163	1,575	27,741	29,316		1,125	1998	03/07
Royal Ridge Building	Alpharetta, GA	100%	21,718	3,500	29,883	33,383	3,318	3,500	33,201	36,701		910	2001	06/07
9815 Goethe Road Building	Sacramento, CA	100%	—	2,043	14,023	16,066	1,176	2,043	15,199	17,242		407	1992	06/07
Bridgeway Technology Center	Newark, CA	100%	26,824	11,299	39,201	50,500	(4,449)	11,299	34,752	46,051		1,109	1996	06/07
Opus National Industrial Portfolio	Various	100%	73,124	22,314	105,257	127,571	4,970	18,455	110,227	128,682		2,281	Various	07/07
National Industrial Portfolio	Various	80%	431,000	98,960	432,531	531,491	21,327	71,467	453,858	525,325		16,157	Various	08/07
Plano Corporate Center I & II	Plano, TX	100%	30,591	5,344	40,852	46,196	4,548	5,344	45,400	50,744		1,002	1999/2001	08/07
2200 West Loop South Building	Houston, TX	100%	17,426	7,446	28,070	35,516	3,338	7,446	31,408	38,854		486	1974/2000	09/07
ADP Plaza	Portland, OR	100%	20,900	5,100	28,351	33,451	404	5,100	28,755	33,855		261	1981	11/07
Patrick Henry Corporate Center	Newport News, VA	100%	11,100	1,403	17,551	18,954	(3,651)	5,050	13,900	18,950		198	1989	11/07
Woodfield Preserve Office Center	Schaumburg, IL	100%	68,400	7,001	129,540	136,541	(7,937)	7,001	121,603	128,604		1,724	2001	11/07
Nashville Flex Portfolio	Nashville, TN	100%	32,430	8,350	46,348	54,698	143	8,350	46,491	54,841		727	Various	11/07
South Towne Corporate Center I and II	Sandy, UT	100%	25,200	4,600	45,707	50,307	215	4,600	45,922	50,522		417	1999/2006	11/07

	TOTAL		$995,303	$214,474	$1,281,793	$1,496,267	$27,040	$186,773	$1,308,833	$1,495,606	(1)	$45,454

(1)	The aggregate cost of real estate (in thousands) for federal income tax purposes was $1,477,255.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2007

(dollar amounts in thousands)

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

	Real Estate Properties	Accumulated Depreciation and Amortization
Balance at December 31, 2005
Acquisitions	$216,517	$2,537
Improvements	149	1
Sales	—	—

Balance at December 31, 2006	$216,666	$2,538

Acquisitions	$1,275,347	$42,865
Improvements	3,593	51
Sales	—	—

Balance at December 31, 2007	$1,495,606	$45,454

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 31, 2008.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR. Charles J. Schreiber, Jr.	Chairman of Board, Chief Executive Officer and Director	March 31, 2008

/s/ STACIE K. YAMANE Stacie K. Yamane	Chief Financial Officer and Controller	March 31, 2008

/s/ PETER MCMILLAN III Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	March 31, 2008

/s/ HANK ADLER Hank Adler	Director	March 31, 2008

/s/ BARBARA R. CAMBON Barbara R. Cambon	Director	March 31, 2008

/S/ STUART A. GABRIEL, PH.D. Stuart A. Gabriel, Ph.D.	Director	March 31, 2008