Form 10-Q
period 2008-03-31
KBS Real Estate Investment Trust, Inc.
filed 2008-05-15
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008, there were 137,591,666 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

March 31, 2008

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Real estate:
Land	$190,705	$186,773
Buildings and improvements, less accumulated depreciation of $31,858 and $21,429 as of March 31, 2008 and December 31, 2007, respectively	1,169,725	1,139,050
Tenant origination and absorption costs, less accumulated amortization of $35,973 and $24,025 as of March 31, 2008 and December 31, 2007, respectively	116,764	124,329

Total real estate, net	1,477,194	1,450,152
Real estate loans receivable	388,184	214,908

Total real estate investments, net	1,865,378	1,665,060
Cash and cash equivalents	115,489	67,337
Restricted cash	6,630	7,574
Marketable securities	15,282	15,600
Rents and other receivables	16,913	10,631
Above-market leases, net of accumulated amortization of $3,317 and $2,043 as of March 31, 2008 and December 31, 2007, respectively	22,591	21,345
Deferred financing costs, prepaid and other assets	35,588	29,625

Total assets	$2,077,871	$1,817,172

Liabilities and stockholders’ equity
Notes payable	$1,031,408	$1,008,564
Accounts payable and accrued liabilities	15,554	16,569
Due to affiliates	7,724	4,540
Distributions payable	6,414	4,953
Below-market leases, net of accumulated amortization of $9,329 and $6,233 as of March 31, 2008 and December 31, 2007, respectively	35,351	35,624
Other liabilities	5,171	7,607

Total liabilities	1,101,622	1,077,857

Commitments and contingencies (Note 16)
Minority interest	16,679	18,230
Redeemable common stock	21,831	14,645
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 114,249,538 and 86,051,975 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,143	860
Additional paid-in capital	996,861	751,582
Cumulative distributions and net losses	(58,795)	(43,917)
Other comprehensive loss	(1,470)	(2,085)

Total stockholders’ equity	937,739	706,440

Total liabilities and stockholders’ equity	$2,077,871	$1,817,172

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:

Rental income	$34,327	$6,635

Tenant reimbursements	9,844	1,261

Interest income from real estate loans receivable	12,003	747

Parking revenues and other operating income	593	340

Total revenues	56,767	8,983

Operating expenses:

Operating, maintenance, and management	8,132	1,271

Real estate taxes, property-related taxes, and insurance	5,882	1,202

Asset management fees to affiliate	2,777	572

General and administrative expenses	1,197	635

Depreciation and amortization	22,377	3,866

Total operating expenses	40,365	7,546

Operating income	16,402	1,437

Other income (expenses):

Interest expense	(15,849)	(3,453)

Interest income	812	383

Unrealized loss on derivative instruments	(169)	-

Total other income (expenses), net	(15,206)	(3,070)

Net income (loss) before minority interest and provision for income taxes	1,196	(1,633)

Minority interest in loss of consolidated entity	1,170	-

Net income (loss) before provision for income taxes	2,366	(1,633)

Provision for income taxes	(178)	-

Net income (loss)	$2,188	$(1,633)

Net income (loss) per common share, basic and diluted	$0.02	$(0.10)

Weighted-average number of common shares outstanding, basic and diluted	97,812,591	16,362,778

Distributions declared per common share	$0.17	$0.17

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007 and Three Months Ended March 31, 2008 (unaudited)

(dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2006	11,309,222	$113	$97,400	$(3,857)	$-	$93,656
Comprehensive loss:
Net loss	-	-	-	(7,198)	-	(7,198)
Unrealized loss on marketable securities	-	-	-	-	(2,085)	(2,085)

Total comprehensive loss						(9,283)
Issuance of common stock	74,838,013	748	743,884	-	-	744,632
Redemptions of common stock	(95,260)	(1)	(951)	-	-	(952)
Additions to redeemable common stock	-	-	(14,276)	-	-	(14,276)
Distributions declared	-	-	-	(32,862)	-	(32,862)
Commissions and dealer manager fees	-	-	(66,961)	-	-	(66,961)
Other offering costs	-	-	(7,514)	-	-	(7,514)

Balance, December 31, 2007	86,051,975	860	751,582	(43,917)	(2,085)	706,440
Comprehensive income:
Net income	-	-	-	2,188	-	2,188
Unrealized loss on marketable securities	-	-	-	-	(320)	(320)
Unrealized gain on derivative instruments	-	-	-	-	935	935

Total comprehensive income						2,803
Issuance of common stock	28,337,352	284	281,334	-	-	281,618
Redemptions of common stock	(139,789)	(1)	(1,364)	-	-	(1,365)
Additions to redeemable common stock	-	-	(7,186)	-	-	(7,186)
Distributions declared	-	-	-	(17,066)	-	(17,066)
Commissions and dealer manager fees	-	-	(25,810)	-	-	(25,810)
Other offering costs	-	-	(1,695)	-	-	(1,695)

Balance, March 31, 2008	114,249,538	$1,143	$996,861	$(58,795)	$(1,470)	$937,739

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$2,188	$(1,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred rent	(1,507)	(188)
Depreciation and amortization	22,377	3,866
Amortization of discounts on real estate loans receivable	(3,742)	-
Amortization of investment in master lease	215	-
Amortization of notes receivable closing costs	447	-
Amortization of deferred financing costs	1,903	375
Amortization of above- and below-market leases, net	(1,822)	(182)
Amortization of discount in marketable securities	(2)	-
Amortization of cost of derivative instruments	346	-
Unrealized loss on derivative instruments	169	-
Minority interest in loss of consolidated entity	(1,170)	-
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	349	-
Rents and other receivables	(4,775)	(587)
Prepaid and other assets	(2,066)	280
Accounts payable and accrued liabilities	(1,015)	2,374
Due to affiliates	-	572
Other liabilities	(2,436)	362

Net cash provided by operating activities	9,459	5,239

Cash Flows from Investing Activities:
Acquisitions of real estate	(45,754)	(145,133)
Additions to real estate	(3,362)	(1)
Investments in real estate loans receivable	(167,778)	(23,000)
Payments of real estate loans receivable closing costs	(1,208)	-
Advances on real estate loans receivable	(3,674)	(944)
Restricted cash for capital expenditures	595	-

Net cash used in investing activities	(221,181)	(169,078)

Cash Flows from Financing Activities:
Proceeds from notes payable	27,944	104,094
Payments on notes payable	(3,000)	(50,200)
Purchase of derivative instruments	(2,524)	-
Advances from affiliates	-	1,065
Payments of deferred financing costs	(392)	(1,309)
Proceeds from repurchase agreement	86,400	-
Payments on repurchase agreement	(88,500)	-
Minority interest distributions	(381)	-
Proceeds from issuance of common stock	281,618	123,152
Redemptions of redeemable common stock	(1,365)	-
Payments of commissions on stock sales and related dealer manager fees	(23,262)	(11,099)
Payments of other offering costs	(1,059)	(653)
Distributions paid	(15,605)	(2,195)

Net cash provided by financing activities	259,874	162,855

Net increase (decrease) in cash and cash equivalents	48,152	(984)
Cash and cash equivalents, beginning of period	67,337	48,754

Cash and cash equivalents, end of period	$115,489	$47,770

Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,609	$2,828

Supplemental Disclosure of Non-Cash Transactions:
Commissions on stock sales and related dealer manager fees due to affiliates	$2,548	$-

Distributions payable	$1,461	$1,212

Above-market leases from purchases of real estate	$(2,520)	$(403)

Below-market leases from purchases of real estate	$2,823	$2,113

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

1.	ORGANIZATION

KBS Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2006. The Company was formed on June 13, 2005. Substantially all of the Company’s assets are held by, and the Company conducts substantially all of its operations through, KBS Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of and directly owns a 99% partnership interest in the Operating Partnership. The Company’s wholly owned subsidiary, KBS REIT Holdings LLC (“KBS REIT Holdings”), owns the remaining 1% partnership interest in the Operating Partnership and is its sole limited partner.

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, industrial, and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans and mortgage loans and intends to make investments in other real estate-related assets, including mortgage-backed securities and other structured finance investments. As of March 31, 2008, the Company owned 55 real estate properties, one master lease, 16 real estate loans receivable, and an investment in commercial mortgage-backed securities. The 55 real estate properties total approximately 18.6 million square feet, including properties held through a consolidated joint venture. The real estate portfolio includes 14 office buildings, one light industrial property, three corporate research buildings, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15 years with respect to another industrial property. In addition, the Company owns four mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and one first mortgage loan. The Company has also originated three secured loans and made an investment in commercial mortgage-backed securities. See Note 3, “Real Estate,” and Note 5, “Real Estate Loans Receivable.”

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”) pursuant to an Advisory Agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2008. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares are being offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares in the Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of real estate assets as described above. From commencement of the Offering through March 31, 2008, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 114,464,587 shares in the Offering for gross offering proceeds of $1.14 billion. As of March 31, 2008, the Company had redeemed 235,049 of the shares sold in the Offering pursuant to its share redemption program for approximately $2.3 million.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

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

The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted; although, management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments (which are of a normal recurring nature) considered necessary to fairly present the results for those periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believed that it would not be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeded the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate assets recorded by the Company during the three months ended March 31, 2008 and 2007.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, would be measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses on real estate loans receivable recorded by the Company during the three months ended March 31, 2008 and 2007.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s account balance exceeds federally insurable limits as of March 31, 2008. The Company mitigates this risk by depositing funds with a major financial institution.

Restricted Cash

Restricted cash consists primarily of the following as of March 31, 2008 (in thousands):

Capital expenditure reserve accounts required by mortgage loans (1)	$1,388
Operational expenditure reserve accounts required by mortgage loans (1)	3,242
Separate cash accounts related to security deposits as required by certain lease agreements	2,000

Total restricted cash	$6,630

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

March 31, 2008

(unaudited)

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock.

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

During the three months ended March 31, 2008, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	101,024	$9.85	(3)
February 2008	21,619	$9.55	(3)
March 2008	17,146	$9.54	(3)

Total	139,789

(1) The Company announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006) and August 1, 2007 (which amendment became effective on September 13, 2007).

(2) Pursuant to the amendment to the program adopted by the board of directors on July 6, 2007 and that became effective on September 13, 2007, the Company currently redeems shares as follows:

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

March 31, 2008

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

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Through March 31, 2008, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 114,464,587 shares for gross offering proceeds of $1.14 billion and recorded organization and offering costs of $13.7 million and selling commissions and dealer manager fees of $103.0 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Interest income from loans receivable is recognized based on the contractual terms of the related debt instrument. Fees related to buydowns of interest rates are deferred as prepaid interest income and amortized over the term of the loans as an adjustment to interest income using the effective interest method. Closing costs and discounts received related to the purchase of loans receivable are amortized over the term of the loans and accreted as an adjustment against interest income using the effective interest method.

General and Administrative Expenses

General and administrative expenses totaled $1.2 million for the three months ended March 31, 2008, and consisted primarily of legal, audit and other professional fees. In addition, asset management fees to affiliates totaled $2.8 million for the three months ended March 31, 2008. To the extent included in the definition of total operating expenses (as set forth in Note 13), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 13). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2008 or 2007. See Note 13, “Related Party Transactions – Due to Affiliates.”

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the three months ended March 31, 2008, the Company incurred independent director fees of $57,246, which are included in general and administrative expenses in the accompanying financial statements. At March 31, 2008, all independent directors fees incurred were paid. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 13.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company adopted FIN 48 on January 1, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ending December 31, 2006, the only tax year which remains subject to examination by major tax jurisdictions as of March 31, 2008.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock equals basic income (loss) per share of common stock as there were no potentially dilutive shares of common stock outstanding during the three months ended March 31, 2008 and 2007, respectively.

Distributions declared per common share assumes the share was issued and outstanding each day during the three months ended March 31, 2008 and 2007, respectively, and are based on a daily distribution for the periods of $0.0019178 per share per day. Each day during the periods from January 1, 2007 through March 31, 2007 and January 1, 2008 through March 31, 2008 was a record date for distributions.

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates commercial properties and invests in real estate-related assets, including real estate loans, and as a result, the Company operates in two business segments. For financial data by segment, see Note 15, “Segment Information.”

Derivative Instruments

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risks. The Company has entered into various interest rate cap and floor agreements to hedge its exposure to changing interest rates on variable-rate debt instruments, including certain of the Company’s real estate loans receivable and notes payable. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain (loss) on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are recorded as adjustments to interest income or expense as incurred.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. However, in February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 is effective in fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of FSP SFAS 157-2 for its non financial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company did not elect to apply the fair value option to any specific assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

3.	REAL ESTATE

As of March 31, 2008, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was comprised of approximately 18.6 million rentable square feet and was 95% leased. The properties are located in 21 states and include office and industrial properties. The following table provides summary information regarding the properties owned by the Company as of March 31, 2008 (in thousands):

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net

Properties Held Through Wholly Owned Subsidiaries

Opus National Industrial Portfolio
Cardinal Health	07/07	Champlin	MN	$13,307	$(275)	$13,032
Cedar Bluffs Business Center	07/07	Eagan	MN	6,627	(190)	6,437
Crystal Park II-Buildings D & E	07/07	Round Rock	TX	20,636	(751)	19,885
Corporate Express	07/07	Arlington	TX	9,324	(211)	9,113
Park 75-Dell	07/07	West Chester	OH	18,692	(432)	18,260
Plainfield Business Center	07/07	Plainfield	IN	17,359	(551)	16,808
Hartman Business Center One	07/07	Austell	GA	16,821	(395)	16,426
Rickenbacker IV-Medline	07/07	Groveport	OH	16,908	(524)	16,384
Advo-Valassis Building	07/07	Van Buren	MI	9,023	(196)	8,827

				128,697	(3,525)	125,172

Nashville Flex Portfolio
Royal Parkway Center I & II	11/07	Nashville	TN	13,209	(269)	12,940
Greenbriar Business Park	11/07	Nashville	TN	17,036	(494)	16,542
Cumberland Business Center	11/07	Nashville	TN	10,717	(221)	10,496
Riverview Business Center I & II	11/07	Nashville	TN	13,899	(888)	13,011

				54,861	(1,872)	52,989

Sabal Pavilion Building	07/06	Tampa	FL	26,026	(2,661)	23,365
Plaza in Clayton	09/06	Saint Louis	MO	94,556	(7,241)	87,315
Southpark Commerce Center II Buildings	11/06	Austin	TX	30,427	(2,584)	27,843
825 University Avenue Building	12/06	Norwood	MA	31,249	(1,697)	29,552
Midland Industrial Buildings	12/06	McDonough	GA	35,618	(1,392)	34,226
Crescent Green Buildings	01/07	Cary	NC	48,771	(3,359)	45,412
625 Second Street Building	01/07	San Francisco	CA	52,010	(2,794)	49,216
Sabal VI Building	03/07	Tampa	FL	17,592	(867)	16,725
The Offices at Kensington	03/07	Sugar Land	TX	29,556	(1,463)	28,093
Royal Ridge Building	06/07	Alpharetta	GA	36,685	(1,318)	35,367
9815 Goethe Road Building	06/07	Sacramento	CA	17,242	(595)	16,647
Bridgeway Technology Center	06/07	Newark	CA	46,052	(1,622)	44,430
Plano Corporate Center I & II	08/07	Plano	TX	51,191	(1,598)	49,593
2200 West Loop South Building	09/07	Houston	TX	39,324	(903)	38,421
ADP Plaza	11/07	Portland	OR	33,855	(784)	33,071
Patrick Henry Corporate Center	11/07	Newport News	VA	18,951	(514)	18,437
Woodfield Preserve Office Center	11/07	Schaumburg	IL	128,731	(3,699)	125,032
South Towne Corporate Center I and II	11/07	Sandy	UT	50,629	(1,255)	49,374
Rivertech I and II	02/08	Billerica	MA	46,043	(254)	45,789

Total Properties Held Through Wholly Owned Subsidiaries				1,018,066	(41,997)	976,069

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net

Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	08/07	Commerce City	CO	10,680	(242)	10,438
74 Griffin Street South	08/07	Bloomfield	CT	23,000	(1,936)	21,064
85 Moosup Pond Road	08/07	Plainfield	CT	25,854	(997)	24,857
555 Taylor Road	08/07	Enfield	CT	82,806	(4,649)	78,157
15 & 30 Independence Drive	08/07	Devens	MA	32,588	(583)	32,005
50 Independence Drive	08/07	Devens	MA	14,699	(388)	14,311
1040 Sheridan	08/07	Chicopee	MA	4,140	(159)	3,981
1045 Sheridan	08/07	Chicopee	MA	3,694	(189)	3,505
151 Suffolk Lane	08/07	Gardner	MA	3,674	(184)	3,490
1111 Southampton Road	08/07	Westfield	MA	30,222	(1,783)	28,439
100 & 111 Adams Road	08/07	Clinton	MA	40,828	(1,694)	39,134
100 Simplex Drive	08/07	Westminster	MA	25,326	(2,032)	23,294
495-515 Woburn	08/07	Tewksbury	MA	69,339	(2,618)	66,721
480 Sprague Street	08/07	Dedham	MA	15,402	(740)	14,662
625 University Avenue (1)	08/07	Norwood	MA	1,460	(275)	1,185
57-59 Daniel Webster Highway	08/07	Merrimack	NH	24,268	(1,309)	22,959
133 Jackson Avenue	08/07	Ellicott	NY	10,325	(240)	10,085
1200 State Fair Boulevard	08/07	Geddes	NY	17,509	(358)	17,151
3407 Walters Road	08/07	Van Buren	NY	9,357	(194)	9,163
851 Beaver Drive	08/07	Du Bois	PA	7,388	(149)	7,239
Shaffer Road and Route 255	08/07	Du Bois	PA	11,222	(255)	10,967
9700 West Gulf Bank Road	08/07	Houston	TX	12,810	(1,900)	10,910
1000 East I-20	08/07	Abilene	TX	9,705	(203)	9,502
2200 South Business 45	08/07	Corsicana	TX	40,663	(2,757)	37,906

Total Properties Held Through Consolidated Joint Venture				526,959	(25,834)	501,125

Total Real Estate				$1,545,025	$(67,831)	$1,477,194

(1) The joint venture purchased the rights to a master lease with a remaining term of 15 years with respect to this property as part of the National Industrial Portfolio acquisition.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Real estate consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$190,705	$186,773
Buildings	1,137,271	1,104,422
Building improvements	2,617	2,202
Tenant improvements	61,695	53,855
Tenant origination and absorption	152,737	148,354

Real estate at cost	1,545,025	1,495,606
Accumulated depreciation and amortization	(67,831)	(45,454)

Total real estate, net	$1,477,194	$1,450,152

Real Estate Acquisitions During the Three Months Ended March 31, 2008

During the three months ended March 31, 2008, the Company acquired one corporate research and development office property described below.

Acquisition and Related Financing of Rivertech I and II

On February 20, 2008, the Company, through an indirect wholly owned subsidiary, purchased two two-story research and development office buildings containing 285,772 rentable square feet (“Rivertech I and II”) from an unaffiliated seller. Rivertech I and II is located on a 24.9-acre parcel of land at 129 Concord Road in Billerica, Massachusetts. The purchase price of Rivertech I and II was $45.2 million plus closing costs.

The transaction also includes the acquisition of 5.72 acres of land and a building containing approximately 60,000 rentable square feet (“Rivertech III”) located at 129 Concord Road in Billerica, Massachusetts. Rivertech III is subject to a ground lease with nominal prepaid rent through September 2097. As a result, the Company will receive no material economic benefit from the Rivertech III ground lease. The Company is responsible for maintenance of all access ways and utility lines within Rivertech Park, which includes Rivertech III. Rivertech III is responsible for its pro-rata share of these common area expenses.

Operating Leases

Substantially all of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2008, the leases have remaining terms of up to 12 years and may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivable exceeds the amount of its security deposit. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

As of March 31, 2008, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2008 through December 31, 2008	$94,117
2009	118,197
2010	92,210
2011	72,423
2012	57,058
Thereafter	147,017

$581,022

For the three months ended March 31, 2008, the Company earned approximately 9% of its rental income from 16 tenants in the financial services industry. Further, for the three months ended March 31, 2008, the Company earned approximately 6% of its rental income from one tenant in the retail-home improvements industry. The weighted-average remaining lease term for this tenant’s five leases with the Company is approximately two years.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS, AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2008 and December 31, 2007, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Cost	$152,737	$148,354	$25,908	$23,388	$44,680	$41,857
Accumulated Amortization	(35,973)	(24,025)	(3,317)	(2,043)	(9,329)	(6,233)

Net Amount	$116,764	$124,329	$22,591	$21,345	$35,351	$35,624

Amortization	$11,948	$22,928	$1,274	$1,977	$3,096	$5,975

The remaining unamortized balance for these intangible assets as of March 31, 2008 will be amortized as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2008	$28,899	$3,962	$7,394
2009	31,070	5,167	8,854
2010	18,489	4,706	5,597
2011	11,525	2,949	4,050
2012	8,442	2,583	5,276
Thereafter	18,339	3,224	4,180

	$116,764	$22,591	$35,351

Weighted-Average Amortization Period	5.04 years	5.32 years	5.53 years

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE

As of March 31, 2008 and December 31, 2007, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (in thousands):

Property Name Location of Property	Property Type	Loan Type	Face Value (1)	Book Value as of 3/31/08	Book Value as of 12/31/07	Index and Margin	Interest Rate at 3/31/2008	Maturity Date
First Tribeca Mezzanine Loan	Multi Family
New York, New York	Residential	Mezzanine	$15,896	$15,896	$15,896	30-day LIBOR + 8.50%	12.24%	5/01/2008	(2)
Second Tribeca Mezzanine Loan	Multi Family
New York, New York (3)	Residential	Mezzanine	31,224	31,967	31,224	Fixed rate of 25.0%	25.00%	5/01/2008	(2)
Tribeca Senior Mortgage Participation	Multi Family
New York, New York	Residential	Mortgage	25,812	25,812	25,593	30-day LIBOR + 3.00%	6.44%	5/01/2008	(2)
Sandmar Mezzanine Loan
Southeast retail portfolio	Retail	Mezzanine	8,000	8,000	8,000	Fixed rate of 12.0%	12.00%	1/01/2017
Park Central Mezzanine Loan
New York, New York	Hotel	Mezzanine	15,000	15,000	15,000	30-day LIBOR + 4.48%	8.13%	11/09/2008
200 Professional Drive Loan Origination
Gaithersburg, Maryland (4)	Office	Mortgage	10,543	8,021	7,681	30-day LIBOR + 3.00%	8.00%	7/31/2009
Lawrence Village Plaza Loan Origination
New Castle, Pennsylvania (5)	Retail	Mortgage	8,278	6,221	6,170	30-day LIBOR + 2.50%	7.50%	9/01/2010
11 South LaSalle Loan Origination
Chicago, Illinois (6)	Office	Mortgage	43,300	25,807	23,486	30-day LIBOR + 2.95%	7.95%	9/01/2010
San Diego Office Portfolio B-Note
San Diego, CA (7)	Office	B-Note	20,000	13,552	13,460	Fixed rate of 5.775%	5.775%	10/11/2017
Petra Subordinated Debt Tranche A	Various	Subordinated	25,000	25,000	25,000	Fixed rate of 11.5%	11.50%	4/27/2009
Petra Subordinated Debt Tranche B	Various	Subordinated	25,000	25,000	25,000	Fixed rate of 11.5%	11.50%	10/26/2009
4929 Wilshire B-Note
Los Angeles, CA (7)	Office	B-Note	4,000	2,571	2,548	Fixed rate of 6.05%	6.05%	7/11/2017
Artisan Multifamily Portfolio Mezzanine Loan	Multi Family
Las Vegas, Nevada (7)	Residential	Mezzanine	20,000	16,379	15,850	30-day LIBOR + 2.50%	6.11%	8/09/2009
Arden Portfolio M3 Mezzanine Loan
Southern California (7)	Office	Mezzanine	75,000	60,910	-	30-day LIBOR + 5.25%	8.63%	8/09/2009
Arden Portfolio M2 Mezzanine Loan
Southern California (7)	Office	Mezzanine	100,000	84,269	-	30-day LIBOR + 3.50%	6.88%	8/09/2009
San Antonio Business Park Mortgage Loan
San Antonio, Texas (7)	Office	Mortgage	30,600	23,779	-	Fixed rate of 6.54%	6.54%	11/11/2017

			$457,653	$388,184	$214,908

(1) “Face Value” refers to the amount of the loan or loan tranche stated on the debt instrument. Face Value does not necessarily equal the amount the Company paid to acquire or originate the loan, as loans may be purchased at a discount to face value.

(2) On April 30, 2008, the Company entered into loan modification agreements with the borrower, subject to certain terms, debt covenants, and loan extension fees, to extend the maturity dates of the loans to November 1, 2008. Pursuant to the loan modification agreements, the loan extension fees will be pro-rated over the six-month extension period. Payment of the loan extension fees will be based upon available cash flow and amounts due to us will be placed in an escrow account and released upon full repayment of the senior mortgage loans and the senior mezzanine loan. In addition, the loan modification agreements, among other things, revise the “waterfall” structure to fund payment of debt service on all of the loans prior to principal payments on all of the loans.

(3) On February 1, 2008, the Company made a protective advance of $742,775 to cover debt services on the Tribeca Senior Mortgages.

(4) As of March 31, 2008, the Company may be obligated to fund up to an additional $2.5 million, subject to satisfaction of certain conditions by the borrower.

(5) As of March 31, 2008, the Company may be obligated to fund up to an additional $2.1 million, subject to satisfaction of certain conditions by the borrower.

(6) As of March 31, 2008, the Company may be obligated to fund up to an additional $17.5 million, subject to satisfaction of certain conditions by the borrower.

(7) As of March 31, 2008, the real estate loan receivable has been fully drawn. However, this loan was purchased at a discount. The discounts are being amortized over the term of the loan.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2008 (in thousands):

Real estate loans receivable - December 31, 2007	$214,908
Purchases of real estate loans receivable	205,600
Advances under real estate loans receivable	3,674
Discount on purchase of real estate loans receivable	(39,740)
Amortization of discount on purchase of real estate loans receivable	3,742

Real estate loans receivable - March 31, 2008	$388,184

During the three months ended March 31, 2008, the Company earned $8.9 million in interest income from its interests in real estate loans, of which $2.6 million was receivable at March 31, 2008. During the three months ended March 31, 2008, the Company also amortized as an increase to interest income the buydown of interest rates of $131,435. The Company amortized, as an offset against interest income, $447,390 of closing costs related to the purchase of these real estate loans for the three months ended March 31, 2008. During the three months ended March 31, 2008, the Company also amortized, as an increase to interest income, a loan purchase discount of $3.7 million.

The following is a schedule of maturities for all real estate loans receivable for the years ending December 31, (in thousands):

April 1, 2008 Through December 31, 2008	$88,675
2009	219,579
2010	32,028
2011	-
2012	-
Thereafter	47,902

$388,184

Real Estate-Related Investments

Investment in Arden Portfolio Mezzanine Loans

On January 30, 2008, the Company purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans with an aggregate face amount of $175.0 million (collectively, the “Arden Portfolio Mezzanine Loans”) from an unaffiliated lender. The purchase price of the Arden Portfolio Mezzanine Loans was approximately $144.0 million plus closing costs.

The acquisition was initially funded with proceeds from the Offering and with $86.4 million of financing proceeds from two repurchase agreements entered into with an unaffiliated lender. On March 19, 2008, the Company repaid all amounts outstanding under the repurchase agreements with additional proceeds from the Offering.

The Arden Portfolio Mezzanine Loans, along with $860.0 million of mortgage loans and $475.0 million of additional mezzanine loans, were used to fund the acquisition of 33 multi-tenant office properties totaling 4.55 million square feet of rentable area in 60 buildings, located throughout Southern California, specifically in Los Angeles County (21 properties), Ventura County (five properties), Orange County (two properties) and San Diego (five properties) (the “Arden Portfolio”). The borrowers under the Arden Portfolio Mezzanine Loans are not affiliated with the Company or the Advisor.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

There are four mezzanine loans on the Arden Portfolio totaling $650.0 million in the aggregate (in order of the seniority of their interests in the Arden Portfolio): First Mezzanine Loan, $200.0 million (“M1 Mezzanine Loan”); Second Mezzanine Loan, $200.0 million (“M2 Mezzanine Loan”); Third Mezzanine Loan, $150.0 million (“M3 Mezzanine Loan”); and Fourth Mezzanine Loan, $100.0 million (“M4 Mezzanine Loan”).

The Company purchased a 50% junior participation interest in the M2 Mezzanine Loan in the amount of $100.0 million for a purchase price of approximately $83.7 million plus closing costs and a 50% senior participation interest in the M3 Mezzanine Loan in the amount of $75.0 million for a purchase price of approximately $60.3 million plus closing costs. In addition, the seller paid for approximately $1.9 million of the cost of the floor agreements on the M2 and M3 Mezzanine Loans, which was treated as a discount on the loans.

Both the M2 Mezzanine Loan and the M3 Mezzanine Loan have initial maturity dates of August 2009 with three one-year extension options. The extension options are subject to certain requirements with respect to debt yield, the debt-service coverage ratio and the borrower’s ability to obtain an interest rate cap agreement, as well as the payment of a fee in connection with the exercise of the second and third extension options.

The M2 Mezzanine Loan and the M3 Mezzanine Loan bear interest at a floating rate of one-month LIBOR plus 350 basis points and 525 basis points, respectively. In connection with the Company’s acquisition of participation interests in the loans, the Company entered into interest rate floor agreements with an unaffiliated lender that are effective through August 9, 2009. These interest rate floor agreements provide for payments to the Company to the extent that the LIBOR rate under the M2 Mezzanine Loan and M3 Mezzanine Loan falls below 4.5%.

Pursuant to an intercreditor agreement, the Company’s right to payment as the owner of participation interests in the M2 Mezzanine Loan and the M3 Mezzanine Loan is subordinate to the right to payment of the lenders under mortgage loans totaling $860.0 million (including a future funding obligation) made to the 33 limited liability companies that directly hold title to the 33 office properties in the Arden Portfolio. The Company’s interests in the M2 Mezzanine Loan and the M3 Mezzanine Loan are also subordinate to the $200.0 million M1 Mezzanine Loan as well as the $100.0 million senior position of the M2 Mezzanine Loan. The intercreditor agreement provides that in the event of a default under the mortgage loans or the mezzanine loans related to the Arden Portfolio, the junior most lender has the opportunity to cure a default on the respective loan to protect such junior lender’s interest. If the junior most lender does not exercise its right to cure the loan, the next most junior lender has the right to cure the loan that is in default. Each junior lender has a cure right. If none of the junior lenders exercise their right to cure a loan, the senior lender with respect to the loan in default may foreclose on the collateral.

The Company acquired its participation interests in the M2 Mezzanine Loan and the M3 Mezzanine Loan through Cayman Islands subsidiaries owned by a Cayman Islands taxable REIT subsidiary, or TRS. Neither the TRS nor its Cayman Islands subsidiaries are expected to incur any significant U.S. or foreign income or withholding tax in respect of any investment in the participation interests in the M2 Mezzanine Loan and the M3 Mezzanine Loan. The Company believes its income from the TRS will constitute qualifying REIT income, but there can be no assurance in this regard.

Investment in Mortgage Loan

Investment in the San Antonio Business Park Mortgage Loan

On March 28, 2008, the Company purchased, through an indirect wholly owned subsidiary, a first mortgage loan secured by the San Antonio Business Park (the “San Antonio Business Park Mortgage Loan”) from an unaffiliated seller. The San Antonio Business Park consists of two office-flex properties containing 411,959 square feet in San Antonio, Texas. The purchase price of the loan was approximately $23.8 million plus closing costs. The San Antonio Business Park Mortgage Loan matures on November 11, 2017 and bears interest at a fixed rate of 6.54% per annum through November 11, 2010, and a fixed rate of 6.94% per annum thereafter. The Company funded the investment with proceeds from the Offering.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

6.	MARKETABLE SECURITIES

On April 19, 2007, the Company purchased CMBS with a face amount of approximately $17.8 million at an $88,849 discount. These securities have a coupon rate of 30-day LIBOR plus 2.30%. As of March 31, 2008, the amortized cost of this investment and the fair value of this investment were approximately $17.7 million and $15.3 million, respectively. The Company recognized an unrealized loss of approximately $0.3 million related to this investment for the three months ended March 31, 2008, which is included in other comprehensive income (loss) on the accompanying consolidated balance sheet as of March 31, 2008. The unrealized loss as of March 31, 2008 was deemed to be a temporary impairment based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for the recovery in the fair value. The Company determined that these gross unrealized losses resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of March 31, 2008, management determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protect the Company’s ability to recover the investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment have not been adversely impacted by the deterioration in the creditworthiness of the specific CMBS issuers.

The following table shows fair value and gross unrealized losses of the Company’s marketable securities that are deemed temporary impairments and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2008.

	Holding Period of Gross Unrealized Losses of Marketable Securities
	(in thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial mortgage-backed securities	$15,282	$(2,405)	$-	$-	$15,282	$(2,405)

7.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Subscriptions receivable	$6,002	$3,704
Tenant receivables, net of allowance for doubtful accounts of $304 and $234 as of March 31, 2008 and December 31, 2007, respectively	4,315	2,687
Deferred rent	3,944	2,437
Interest receivable on real estate loans receivable	2,599	1,631
Interest receivable on cash and cash equivalents	53	79
Interest receivable on marketable securities	-	93

	$16,913	$10,631

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

8.	DEFERRED FINANCING COSTS AND PREPAID AND OTHER ASSETS

Deferred financing costs and prepaid and other assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Investment in master lease, net of accumulated amortization of $536 and $321 as of March 31, 2008 and December 31, 2007, respectively	$12,825	$13,040
Deferred financing costs, net of accumulated amortization of $5,015 and $3,112 as of March 31, 2008 and December 31, 2007, respectively	9,193	10,704
Derivative instruments at fair value, net loss of $1,104 and $1,524 as of March 31, 2008 and December 31, 2007, respectively	5,172	310
Prepaid insurance	2,621	1,428
Closing costs on loans receivable, net of accumulated amortization of $1,329 and $882 as of March 31, 2008 and December 31, 2007, respectively	2,544	1,783
Escrow deposits for future real estate purchases	170	1,000
Other assets and prepaid expenses	3,063	1,360

	$35,588	$29,625

Derivative Instruments

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2008. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Interest Rate	Effective Date	Maturity Date	Fair Value
Interest Rate Cap (1)	$405,000	5.75%	8/08/2007	8/15/2010	$141
Interest Rate Cap (1)	46,000	6.00%	8/08/2007	8/15/2009	-
Interest Rate Floor (2)	83,721	4.50%	1/30/2008	8/09/2009	2,634
Interest Rate Floor (2)	60,279	4.50%	1/30/2008	8/09/2009	1,896
Interest Rate Floor (2)	15,850	4.50%	3/09/2008	8/09/2009	501

	$610,850				$5,172

(1) The Company has not designated either of these contracts as cash flow hedges for accounting purposes. The interest rate caps have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of March 31, 2008. The loss resulting from the decrease in fair value of the interest rate caps for the three months ended March 31, 2008 of approximately $169,000 is reflected on the consolidated statements of operations as an unrealized loss on derivative instruments. The Company marks the interest rate cap agreements to their estimated fair values as of each balance sheet date and the changes in fair value will be reflected in the consolidated statement of operations.

(2) During the three-months ended March 31, 2008, the Company entered into three interest rate floor agreements and has designated each of these agreements as cash flow hedges. The interest rate floor agreements have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of March 31, 2008. Changes in the fair value of the effective portion of the interest rate floor agreements that are designated as a hedge are recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. Other comprehensive income as of March 31, 2008 relating to the fair value adjustments of the three interest rate floor agreements amounted to approximately $935,000. During the three months ended March 31, 2008, the Company also amortized, as an offset to interest income, the cost of the interest rate floor agreement of $347,000.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

9.	NOTES PAYABLE

Notes payable, all of which are interest-only loans during the term with principal payable upon maturity, consist of the following as of March 31, 2008 (in thousands):

	Principal as of 3/31/08	Principal as of 12/31/07	Effective Interest Rate (1)	Fixed/Variable Interest Rate	Maturity (2)
Sabal Pavilion Building - Mortgage Loan	$14,700	$14,700	6.3800%	Fixed	August 1, 2036

Plaza in Clayton - Mortgage Loan	62,200	62,200	5.8990%	Fixed	October 6, 2016

Southpark Commerce Center II Buildings - Mortgage Loan	18,000	18,000	5.6725%	Fixed	December 6, 2016

825 University Avenue Building - Mortgage Loan	19,000	19,000	5.5910%	Fixed	December 6, 2013

Midland Industrial Buildings - Mortgage Loan	24,050	24,050	5.7550%	Fixed	January 6, 2011

Crescent Green Building - Mortgage Loan	32,400	32,400	5.1800%	Fixed	February 1, 2012

625 Second Street Building - Mortgage Loan	33,700	33,700	5.8500%	Fixed	February 1, 2014

Sabal VI Building - Mortgage Loan	11,040	11,040	5.1400%	Fixed	October 1, 2011
Sabal VI Building - Mezzanine Loan (3)	-	3,000	5.3556%	Variable	May 5, 2008

The Offices at Kensington - Mortgage Loan	18,500	18,500	5.5200%	Fixed	April 1, 2014

Bridgeway Technology Center - Mortgage Loan	26,824	26,824	6.0700%	Fixed	August 1, 2013
Marketable Securities - Repurchase Agreement (4)	11,161	13,261	4.4829%	Variable	January 23, 2008

Royal Ridge Building - Mortgage Loan	21,718	21,718	5.9600%	Fixed	September 1, 2013

Plano Corporate Center I & II - Mortgage Loan	30,591	30,591	5.9000%	Fixed	September 1, 2012

2200 West Loop South Building - Mortgage Loan	17,426	17,426	5.8900%	Fixed	October 1, 2014

Cedar Bluffs - Mortgage Loan	4,627	4,627	5.8600%	Fixed	July 1, 2011
National Industrial Portfolio - Mortgage Loan (5)	300,000	315,000	4.8388%	Variable	August 9, 2009
National Industrial Portfolio - Mezzanine Loan A (5)	40,200	116,000	4.8388%	Variable	August 9, 2009
National Industrial Portfolio - Mezzanine Loan B (5)	32,300	-	4.8388%	Variable	August 9, 2009
National Industrial Portfolio - Mezzanine Loan C (5)	32,300	-	4.8388%	Variable	August 9, 2009
National Industrial Portfolio - Mezzanine Loan D (5)	26,200	-	4.8388%	Variable	August 9, 2009
National Industrial Portfolio - Mezzanine Loan E (5)	644	-	4.0675%	Variable	August 9, 2009

Hartman Business Center One - Mortgage Loan	9,479	9,479	5.1458%	Variable	November 9, 2008

Cardinal Health - Mortgage Loan	6,900	6,900	5.1458%	Variable	November 9, 2008

Corporate Express - Mortgage Loan	5,318	5,318	5.1458%	Variable	November 9, 2008

Rickenbacker IV - Medline - Mortgage Loan	9,465	9,465	5.0731%	Variable	November 15, 2008

Plainfield Business Center - Mortgage Loan	10,200	10,200	5.0731%	Variable	November 15, 2008

Crystal Park II - Buildings D & E - Mortgage Loan	12,009	12,009	5.0731%	Variable	November 15, 2008

Park 75 - Dell - Mortgage Loan	10,138	10,138	5.0731%	Variable	November 15, 2008

Advo-Valassis - Mortgage Loan	4,988	4,988	5.0731%	Variable	November 15, 2008

ADP Plaza - Mortgage Loan	20,900	20,900	5.5600%	Fixed	October 1, 2013
Woodfield Preserve Office Center - Mortgage Loan (6)	68,400	68,400	5.3165%	Variable	April 28, 2008

Nashville Flex Portfolio - Mortgage Loan	32,430	32,430	5.0731%	Variable	November 15, 2008

Patrick Henry Corporate Center - Mortgage Loan	11,100	11,100	5.1458%	Variable	November 29, 2008
South Towne Corporate Center I and II - Mortgage Loan (6)	25,200	25,200	5.0731%	Variable	April 28, 2008

Rivertech I and II-Mortgage Loan	27,300	-	4.2619%	Variable	November 20, 2008

	$1,031,408	$1,008,564

(1) Represents the effective interest rate as of March 31, 2008.

(2) Represents initial maturity date or the maturity date as extended as of March 31, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) On February 22, 2008, the Company paid off the principal and interest outstanding under the note.

(4) On April 16, 2008, the Company paid off the principal and interest outstanding under the agreement.

(5) Held through a consolidated joint venture. On March 28, 2008, the mortgage and mezzanine loans were restructured to provide for additional debt tranches with varying interest rates. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over 30-day LIBOR.

(6) On February 28, 2008, the maturity date was extended to April 28, 2008. On April 29, 2008, the Company paid off the principal and interest under the note and completed 3-year secured financing of the referenced properties.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

During the three months ended March 31, 2008, the Company incurred $13.9 million of interest expense. Of this amount, $3.4 million was payable at March 31, 2008. The Company also incurred $1.9 million of amortization of deferred financing costs, which is included in interest expense for the three months ended March 31, 2008.

The following is a schedule of maturities for all notes payable for the years ending December 31 (in thousands):

2008	$244,088
2009	431,644
2010	-
2011	39,717
2012	62,991
Thereafter	252,968

$1,031,408

During the three months ended March 31, 2008, the Company entered into the following financings related to its real property portfolio and its marketable securities.

Guarantees

The Company provides financial guarantees as required by creditors in connection with certain debt financing. As of March 31, 2008, the following financial guarantees were outstanding (in thousands):

	Legal Entity - Guarantor (Name of Entity)	Amount of Guarantee	Type
Sabal Pavilion Building -Mortgage Loan	KBS Limited Partnership	$1,500	Tenant Improvement & Leasing
Sabal VI Building - Mortgage Loan	KBS Limited Partnership	189	Repayment Guarantee
The Offices at Kensington -Mortgage Loan	KBS Limited Partnership	135	Repayment Guarantee
Royal Ridge Building - Mortgage Loan	KBS REIT Properties, LLC	5,000	Tenant Improvement & Leasing
ADP Plaza - Mortgage Loan	KBS REIT Properties, LLC	3,650	Tenant Improvement & Leasing

		$10,474

Rivertech I and II Financing

On February 20, 2008, the Company, through a wholly owned subsidiary, entered into a nine-month secured bridge loan with a financial institution for approximately $27.3 million secured by Rivertech I and II and Rivertech III (the “Rivertech Mortgage Loan”). The maturity date for the loan is November 20, 2008. At the Company’s option, interest accrues under the loan at either the Prime Rate as established from time to time by the lender or LIBOR plus 1.40% (subject to adjustment for a reserve percentage established by the lender).

The loan documents for the Rivertech Mortgage Loan contain a cross-default and cross-collateralization provision such that this loan and twelve other secured loans the Company has entered into with this lender with respect to other properties are cross-defaulted and cross-collateralized.

Financings Related to the Investment in Arden Portfolio Mezzanine Loans

Payoff of Repurchase Agreements

On January 30, 2008, in connection with the Company’s acquisition of the Arden Portfolio Mezzanine Loans, the Company entered into two repurchase agreements with an unaffiliated lender for an aggregate amount of $86.4 million of financing proceeds. The Company agreed to repay the amounts financed by June 30, 2008. On March 19, 2008, the Company repaid all amounts outstanding under the two repurchase agreements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Restructuring of Mortgage and Mezzanine Loans Related to the National Industrial Portfolio

On August 8, 2007, the Company acquired an 80% membership interest in a joint venture, New Leaf-KBS JV, LLC (the “Joint Venture”). The Joint Venture is the owner of a portfolio of 23 institutional quality industrial properties and holds a master lease with respect to another industrial property (the “National Industrial Portfolio”). In connection with the Joint Venture’s acquisition of the National Industrial Portfolio, on August 8, 2007, the Joint Venture obtained the following financings related to the National Industrial Portfolio:

	Principal Amount of Note	Spread
Mortgage Loan	$315.0 million	115 basis points over 30-day LIBOR
Mezzanine Loan A	116.0 million	115 basis points over 30-day LIBOR
Mezzanine Loan B (1)	20.0 million	115 basis points over 30-day LIBOR

Total	$451.0 million (2)	115 basis points over 30-day LIBOR

(1) This note is to fund future capital expenditures and leasing costs. As of March 28, 2008, approximately $644,000 of the $20.0 million commitment had been drawn.

(2) Assumes full amount is drawn under Mezzanine Loan B. See note (1).

On March 28, 2008, the mortgage loan and the mezzanine loans related to the National Industrial Portfolio properties were restructured. Pursuant to the restructuring the principal amount due under the mortgage loan was reduced by $15.0 million and the spread on the mortgage loan was reduced to 84.41 basis points. Also pursuant to the restructuring, the principal amount due under the mezzanine loans increased by $15.0 million, such that the maximum principal amount due under the mezzanine loans equals $151.0 million, assuming all amounts are drawn under the loans. Further, the mezzanine loans were split into five tranches with varying interest rates. Upon restructuring the principal amount of the mortgage and mezzanine loans and the applicable interest rates were as follows:

	Principal Amount of Note	New Spread
Mortgage Loan	$300.0 million	84.41 basis points over 30-day LIBOR
Replacement Mezz Note A	40.2 million	171.00 basis points over 30-day LIBOR
Replacement Mezz Note B	32.3 million	201.00 basis points over 30-day LIBOR
Replacement Mezz Note C	32.3 million	226.00 basis points over 30-day LIBOR
Replacement Mezz Note D	26.2 million	301.00 basis points over 30-day LIBOR
Replacement Mezz Note E (1)	20.0 million	125.00 basis points over 30-day LIBOR

Total	$451.0 million (2)	125.00 basis points over 30-day LIBOR (3)

(1) This note is to fund future capital expenditures and leasing costs. As of March 28, 2008, approximately $644,000 of the $20.0 million commitment had been drawn.

(2) Assumes full amount is drawn under Replacement Mezz Note E. See note (1).

(3) Weighted-average interest rate of the mortgage and mezzanine loans.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

The mortgage and mezzanine loans mature on August 9, 2009, subject to the Joint Venture’s right to extend the maturity date for up to three additional years in accordance with the terms, conditions and fees required under the loan documents.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts payable and other accrued liabilities	$9,661	$9,052
Accrued interest expense	3,364	4,027
Real estate taxes payable	2,529	3,490

	$15,554	$16,569

11.	OTHER LIABILITIES

Other liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Tenant security deposits	$4,030	$3,952
Prepaid rent and other	1,141	3,655

	$5,171	$7,607

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157, Fair Value Measurements, on January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework required for the valuation of investments uses a three-tiered approach in the valuation of investments. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but in an inactive or over-the-counter market where significant fluctuations in pricing can occur, the Company consistently applies the dealer (market maker) pricing estimate and classifies the financial asset or liability in Level 2. If quoted market prices or inputs are not available, fair value measurements are based on valuation techniques that utilize current market or independently sourced market inputs and could be classified in either Level 2 or 3 depending on the level of input significant to the fair value measurement.

At March 31, 2008, the Company held the following financial instruments measured under the SFAS 157 hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$15,282	$-	$15,282	$-
Derivative Instruments	$5,172	$-	$5,172	$-

13.	RELATED PARTY TRANSACTIONS

Due to Affiliates

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Pursuant to the terms of the agreements described above, the following related-party costs incurred by the Company for the three months ended March 31, 2008 and any related amounts payable as of March 31, 2008 are summarized below (in thousands):

	Incurred	Payable
Expensed
Asset management fees	$2,777	$2,215
Additional Paid-in Capital
Selling commissions (1)	16,252	2,283
Dealer manager fees (1)	9,558	834
Reimbursements of organization and offering costs (1) (2)	1,211	792
Capitalized
Acquisition fees (3)	1,601	-
Advances from advisor (4)	-	1,600

	$31,399	$7,724

(1) Selling commissions, dealer manager fees and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated financial statements.

(2) Reimbursements of organization and offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs related to the Offering of $1.7 million for the three months ended March 31, 2008, including both organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were subsequently reimbursed by the Company.

(3) Represents acquisition fees related to purchases of real estate and real estate-related investments during the three months ended March 31, 2008. The acquisition fees for the real estate loans receivable are capitalized as deferred financing costs and prepaid and other assets in the accompanying consolidated financial statements and amortized over the life of the loans.

(4) In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending May 31, 2008 exceeds the amount of the Company’s funds from operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through May 31, 2008. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amount has been advanced since January 2007.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2008.

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

March 31, 2008

(unaudited)

Form of Compensation	Amount
Asset Management Fee*

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments, provided that with respect to the Company’s investment in the Joint Venture that owns the National Industrial Portfolio, the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the Joint Venture investment, which equals the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the Joint Venture, inclusive of expenses related thereto, and the amount of any outstanding debt associated with such properties and the Joint Venture and (ii) the percentage that represents the Company’s economic interest in the Joint Venture.

Although the asset management fees earned by the Advisor through March 31, 2008 have been accrued for and expensed in the appropriate period in the Company’s financial statements, the Advisor deferred, without interest, payment of the asset management fees it earned from July 2006 through September 2007. Per the terms of the advisory agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine. At March 31, 2008, there were $2.2 million of accrued but unpaid asset management fees for the months of July 2006 through September 2007 outstanding. The Company had paid the Advisor asset management fees earned pursuant to the Advisory Agreement for services related to the months of October 2007 through March 2008.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

Form of Compensation	Amount
Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

Stock-based Compensation Awards*	The Company may issue stock-based awards to affiliates of the Advisor. As of March 31, 2008, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

* The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2008 or 2007.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

14.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2008 and 2007, as if all the Company’s acquisitions that were completed during the year ending December 31, 2007 and the three months ended March 31, 2008 were completed as of January 1, 2007. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2007, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2008	2007

Revenues	$59,995	$54,388

Depreciation and amortization	$(18,637)	$(18,489)

Net income	$10,656	$1,984

Income per common share, basic and diluted	$0.10	$0.02

Weighted-average number of common shares outstanding	106,980,860	106,980,860

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

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

The following tables summarize total revenues and net income (loss) for each reportable segment for the three months ended March 31, 2008 and 2007, respectively, and total assets and total liabilities for each reportable segment as of March 31, 2008 and December 31, 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Total Revenues
Real Property Investments Segment	$44,764	$8,236
Real Estate-Related Assets Segment	12,003	747

Consolidated Total Revenues	$56,767	$8,983

Net Income (Loss)
Real Property Investments Segment	$(6,066)	$(1,524)
Real Estate-Related Assets Segment	11,317	749
Corporate-Level Accounts	(3,063)	(858)

Consolidated Net Loss	$2,188	$(1,633)

	March 31, 2008	December 31, 2007

Total Assets
Real Property Investments Segment	$1,552,396	$1,527,538
Real Estate-Related Assets Segment	414,340	234,546
Corporate-Level Accounts (1)	111,135	55,088

Consolidated Total Assets	$2,077,871	$1,817,172

Total Liabilities
Real Property Investments Segment	$1,074,884	$1,052,692
Real Estate-Related Assets Segment	11,707	13,941
Corporate-Level Accounts (2)	15,031	11,224

Consolidated Total Liabilities	$1,101,622	$1,077,857

(1) Total assets in the corporate-level accounts consisted primarily of offering proceeds being held in the form of cash and cash equivalents of approximately $104.9 million and $53.5 million as of March 31, 2008 and December 31, 2007, respectively, for future real estate investments.

(2) As of March 31, 2008 and 2007, total liabilities consisted primarily of amounts due to affiliates for commissions, dealer manager fees, reimbursements of organizational and offering costs, accruals for legal and accounting fees and distributions payable.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

16.	COMMITMENTS AND CONTINGENCIES

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

Concentration of Credit Risk

The Company invests in real estate loans receivable including loans that are in the form of mezzanine loans that are secured by a pledge of the ownership interests of an entity that indirectly owns real property. This type of investment involves a higher degree of risk relative to a long-term senior mortgage secured by the underlying real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, the Company may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy the loan.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2008.

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

March 31, 2008

(unaudited)

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

17.	MINORITY INTEREST

On August 8, 2007, the Company entered into an operating agreement with New Leaf for the Joint Venture (the “Operating Agreement”). The purpose of the Joint Venture, which is managed by New Leaf, is to invest in the National Industrial Portfolio. The Company made an initial capital contribution of approximately $85.5 million and holds an 80% membership interest in the Joint Venture. The Company funded its equity investment in the Joint Venture with proceeds from the Offering. New Leaf made an initial capital contribution of approximately $21.4 million and owns a 20% membership interest in the Joint Venture. Pursuant to the Operating Agreement, the Company and New Leaf may be required to make additional capital contributions to the Joint Venture to fund operating reserves or expenses approved by the budget or business plan.

New Leaf is the manager of the Joint Venture; however, its authority is limited. It may not cause the Joint Venture to undertake activities or incur expenses with respect to the National Industrial Portfolio properties not authorized by the Operating Agreement, the approved budget or the approved business plan, except certain limited expenditures. New Leaf also may not cause the Joint Venture to make certain decisions without the Company’s consent, including any action that would reasonably be expected to have a substantial or material effect upon the Joint Venture, any of its subsidiaries or the National Industrial Portfolio properties.

New Leaf received acquisition fees in connection with the acquisition by the Joint Venture of the National Industrial Portfolio and is entitled to asset management fees and disposition fees for its services for the Joint Venture.

So long as New Leaf is the manager of the Joint Venture, distributions will be made generally as follows: (i) first, to return to the members, pro rata, their capital contributions, (ii) second, to pay the members a return of 8%, compounded annually, (iii) third, 36% of the distributable cash to New Leaf and 64% of the distributable cash to the Company, until the Company has received a return of 10%, compounded annually, and (vi) thereafter, 44% of the distributable cash to New Leaf and 56% of the distributable cash to the Company. If New Leaf is no longer the manager in the Joint Venture, distributions will be made generally first to return to the members, pro rata, their capital contributions and second to the members pro rata in proportion to each member’s membership interest. At all times, the following special distributions may be given a higher priority: (i) special distributions to the Company necessary in connection with its status as real estate investment trust for federal income tax purposes and (ii) special distributions to a member that has made additional capital contributions on behalf of the other.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2008

(unaudited)

The Company concluded that the Joint Venture meets the definition of a variable interest entity under FIN 46R and it is the primary beneficiary of the Joint Venture. Therefore, the Company consolidates the Joint Venture in its financials statements and records a minority interest for the portions not owned by the Company.

18.	SUBSEQUENT EVENTS

Distributions Paid

On April 15, 2008, the Company paid distributions of approximately $6.4 million, which related to distributions declared for each day in the period from March 1, 2008 through March 31, 2008.

Distributions Declared

On May 9, 2008, the Company’s board of directors declared a daily distribution for the period from June 1, 2008 through June 30, 2008, which distribution the Company expects to pay in July 2008 and a daily distribution for the period from July 1, 2008 through July 31, 2008, which distribution the Company expects to pay in August 2008. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending July 31, 2008 exceeds the amount of the Company’s funds from operations (as defined by NAREIT) from January 1, 2006 through July 31, 2008, see Note 13, “Related Party Transactions – Due to Affiliates.”

Subsequent Investments

Suwanee Pointe

On May 6, 2008, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with an unaffiliated seller to acquire a single-story build-to-suit distribution building containing 205,645 rentable square feet located on an approximate 16.0-acre parcel of land in Suwanee, Georgia (“Suwanee Pointe”). Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of Suwanee Pointe is approximately $17.8 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $750,000 of earnest money.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Both we and our advisor have a limited operating history and our advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•

All of our executive officers and some of our directors are also officers, managers and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, our executive officers, some of our directors, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other investors and programs advised by KBS affiliates and conflicts in allocating time among us and these other investors. These conflicts could result in unanticipated actions.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC and the risks identified in Part II, Item 1A of this quarterly report.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public. The SEC declared the registration statement effective on January 13, 2006, and we launched our ongoing initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our ongoing initial public offering and then commenced our real estate operations. As of March 31, 2008, we had sold 114,464,587 shares of common stock in our ongoing initial public offering for gross offering proceeds of approximately $1.14 billion. As of March 31, 2008, we had redeemed 235,049 of the shares sold in our ongoing initial public offering pursuant to our share redemption program for approximately $2.3 million.

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

As of March 31, 2008, we owned 55 real estate properties, one master lease, 16 real estate loans receivable, and an investment in commercial mortgage-backed securities. The 55 real estate properties total 18.6 million square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 14 office buildings, one light industrial property, three corporate research properties, one distribution facility, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and a portfolio of 23 institutional quality industrial properties and a master lease with respect to another property. We hold the 23 industrial properties and the master lease through a consolidated joint venture. At March 31, 2008, the portfolio was approximately 95% leased. Our real estate loans receivable portfolio includes three secured loans that we originated as well as four mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a first mortgage loan, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT.

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

Net cash flows from financing activities for the three months ended March 31, 2008 were $259.9 million, consisting primarily of net offering proceeds of $255.9 million (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $24.3 million and redemptions of common stock of $1.4 million), aggregate borrowings related to the purchase of real estate and real estate-related investments of $27.9 million, purchase of three separate interest rate floor agreements of $2.5 million, and borrowing and subsequent payoff of a repurchase agreement relating to the Arden Portfolio Mezzanine Loans of $86.4 million. We paid distributions of $15.6 million to our investors, paid down $2.1 million on a repurchase agreement and repaid $3.0 million of borrowings related to our acquisitions during the three months ended March 31, 2008, bringing our aggregate borrowings related to the purchase of real estate and real estate-related investments to $1,031.4 million as of March 31, 2008. With capital and borrowings from our financing activities, we invested approximately $221.8 million in real estate and real estate-related investments during the three months ended March 31, 2008, including acquisition fees and closing costs of $2.1 million. Net cash provided by operating activities was $9.5 million from the operation of our real estate investments and interest income from our investments in real estate loans. At March 31, 2008, we had cash and cash equivalents of $115.5 million available for investment in properties and real estate-related investments and the repayment of debt.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2008, our liabilities totaled $1.1 billion and consisted primarily of long-term notes payable with a maturity of longer than one year of $787.3 million and short-term notes payable with a maturity of one year or less of $244.1 million. Long-term notes payable consisted of $355.7 million of fixed-rate mortgage loans with a weighted-average interest rate of 5.77% and $431.6 million of variable-rate mortgage loans with a weighted-average interest rate of 4.84% at March 31, 2008. Short-term notes payable consisted of $244.1 million of variable-rate mortgage loans with a weighted-average interest rate of 5.08% at March 31, 2008. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real estate-related investments. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2008, our borrowings were approximately 53% of the cost (before depreciation or other non-cash reserves) of all of our real estate investments.

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

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2008 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1)	$1,031,408	$244,088	$431,644	$102,708	$252,968
Outstanding funding obligations under real estate loans receivable	$22,071	$22,071	$-	$-	$-

(1) Amounts include principal payments only. We incurred interest expense of $13.9 million, excluding amortization of deferred financing costs totaling $1.9 million, during the three months ended March 31, 2008, and we expect to incur interest expense in future periods on outstanding debt obligations based on the rates and terms disclosed below.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our outstanding debt obligations as of March 31, 2008 were as follows (in thousands):

	Principal	Effective Interest Rate (1)	Fixed/Variable Interest Rate	Maturity (2)	Percent of Total Indebtedness
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	August 1, 2036	1.43%
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	October 6, 2016	6.03%
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	December 6, 2016	1.75%
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	December 6, 2013	1.84%
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	January 6, 2011	2.33%
Crescent Green Building - Mortgage Loan	32,400	5.1800%	Fixed	February 1, 2012	3.14%
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	February 1, 2014	3.27%
Sabal VI Building - Mortgage Loan	11,040	5.1400%	Fixed	October 1, 2011	1.07%
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	April 1, 2014	1.79%
Bridgeway Technology Center - Mortgage Loan	26,824	6.0700%	Fixed	August 1, 2013	2.60%
Marketable Securities - Repurchase Agreement (3)	11,161	4.4829%	Variable	January 23, 2008	1.08%
Royal Ridge Building - Mortgage Loan	21,718	5.9600%	Fixed	September 1, 2013	2.11%
Plano Corporate Center I & II - Mortgage Loan	30,591	5.9000%	Fixed	September 1, 2012	2.96%
2200 West Loop South Building - Mortgage Loan	17,426	5.8900%	Fixed	October 1, 2014	1.69%
Cedar Bluffs - Mortgage Loan	4,627	5.8600%	Fixed	July 1, 2011	0.45%
National Industrial Portfolio - Mortgage Loan (4)	300,000	4.8388%	Variable	August 9, 2009	29.09%
National Industrial Portfolio - Mezzanine Loan A (4)	40,200	4.8388%	Variable	August 9, 2009	3.90%
National Industrial Portfolio - Mezzanine Loan B (4)	32,300	4.8388%	Variable	August 9, 2009	3.13%
National Industrial Portfolio - Mezzanine Loan C (4)	32,300	4.8388%	Variable	August 9, 2009	3.13%
National Industrial Portfolio - Mezzanine Loan D (4)	26,200	4.8388%	Variable	August 9, 2009	2.54%
National Industrial Portfolio - Mezzanine Loan E (4)	644	4.0675%	Variable	August 9, 2009	0.06%
Hartman Business Center One - Mortgage Loan	9,479	5.1458%	Variable	November 9, 2008	0.92%
Cardinal Health - Mortgage Loan	6,900	5.1458%	Variable	November 9, 2008	0.67%
Corporate Express - Mortgage Loan	5,318	5.1458%	Variable	November 9, 2008	0.52%
Rickenbacker IV - Medline - Mortgage Loan	9,465	5.0731%	Variable	November 15, 2008	0.92%
Plainfield Business Center - Mortgage Loan	10,200	5.0731%	Variable	November 15, 2008	0.99%
Crystal Park II - Buildings D & E - Mortgage Loan	12,009	5.0731%	Variable	November 15, 2008	1.16%
Park 75 - Dell - Mortgage Loan	10,138	5.0731%	Variable	November 15, 2008	0.98%
Advo-Valassis - Mortgage Loan	4,988	5.0731%	Variable	November 15, 2008	0.48%
ADP Plaza - Mortgage Loan	20,900	5.5600%	Fixed	October 1, 2013	2.03%
Woodfield Preserve Office Center - Mortgage Loan (5)	68,400	5.3165%	Variable	April 28, 2008	6.63%
Nashville Flex Portfolio - Mortgage Loan	32,430	5.0731%	Variable	November 15, 2008	3.14%
Patrick Henry Corporate Center - Mortgage Loan	11,100	5.1458%	Variable	November 29, 2008	1.08%
South Towne Corporate Center I and II - Mortgage Loan (5)	25,200	5.0731%	Variable	April 28, 2008	2.44%
Rivertech I and II - Mortgage Loan	27,300	4.2619%	Variable	November 20, 2008	2.65%

	$1,031,408				100.00%

(1) Represents the effective interest rate as of March 31, 2008.

(2) Represents initial maturity date or the maturity date as extended as of March 31, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) On April 16, 2008, we paid off the principal and interest outstanding under the agreement.

(4) Held through a consolidated joint venture. On March 28, 2008, the mortgage and mezzanine loans were restructured to provide for additional debt tranches with varying interest rates. In the aggregate, the weighted-average interest rate of the loans is 125 basis points over 30-day LIBOR.

(5) On February 28, 2008, the maturity date was extended to April 28, 2008. On April 29, 2008, we paid off the principal and interest under the note and completed 3-year secured financing of the referenced properties.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the contractual obligations set forth above, at March 31, 2008, we have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor. We also have a liability with respect to the deferred payment of asset management fees earned by the advisor of approximately $2.2 million at March 31, 2008. Our advisor has agreed to defer, without interest, the payment of the asset management fees it has earned for the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on this criteria for payment of deferred asset management fees, on October 31, 2007, we paid our advisor $1.0 million of the $3.2 million of asset management fees that had been deferred for the months of July 2006 through September 2007. In addition, as of March 31, 2008, we have paid our advisor asset management fees of $2.8 million earned pursuant to the advisory agreement for services related to the months of January, February, and March 2008. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of our advisor’s deferred asset management fee.

Results of Operations

Overview

Our results of operations for the three months ended March 31, 2008 are not indicative of those expected in future periods as we expect that rental income and tenant reimbursements, interest income from real estate loans receivable, parking revenues and other operating income, property operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the assets acquired during the three months ended March 31, 2008 for an entire period and as a result of anticipated future acquisitions of real estate investments.

Our ongoing initial public offering commenced on January 27, 2006. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on July 5, 2006, we acquired nine real estate properties, two mezzanine real estate loans, and a partial ownership interest in a third mezzanine real estate loan during 2006 and the first three months of 2007. During the remainder of 2007 and first three months of 2008, we invested in 10 real estate properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of six buildings and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 15 years with respect to another industrial property. Also during this period, we acquired two mezzanine real estate loans, two B-Notes, a partial ownership interest in two mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and one first mortgage loan. We have also originated three secured loans and made an investment in commercial mortgage-backed securities. Accordingly, the results of operations presented for the three months ended March 31, 2008 and 2007, respectively, are not directly comparable.

Comparison of the three months ended March 31, 2008 versus the three months ended March 31, 2007

Rental income and tenant reimbursements increased from $6.6 million and $1.3 million, respectively, for the three months ended March 31, 2007 to $34.3 million and $9.8 million, respectively, for the three months ended March 31, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the three months ended March 31, 2008. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended March 31, 2008 for an entire period and future acquisitions of real estate assets.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable increased from $0.8 million for the three months ended March 31, 2007 to $12.0 million for the three months ended March 31, 2008, primarily as a result of the growth in the real estate loans receivable portfolio during 2007 and the three months ended March 31, 2008. Interest income from real estate loans receivable is expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended March 31, 2008 for an entire period and future acquisitions of real estate loans receivable.

Parking revenues and other operating income increased from $0.3 million for the three months ended March 31, 2007 to $0.6 million for the three months ended March 31, 2008. This is primarily related to parking revenues from ADP Plaza, which was purchased in November 2007, of $0.2 million. Parking and other operating income may increase in future periods, as compared to historical periods, as a result of future acquisitions of real estate assets.

Property operating costs and real estate and other property-related taxes increased from $1.3 million and $1.2 million, respectively, for the three months ended March 31, 2007 to $8.1 million and $5.9 million, respectively, for the three months ended March 31, 2008 primarily as a result of the growth in the real property investment portfolio during 2007 and the three months ended March 31, 2008. Property operating costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended March 31, 2008 for an entire period and future acquisitions of real estate assets.

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $0.6 million for the three months ended March 31, 2007 to $2.8 million for the three months ended March 31, 2008 as a result of the growth in the portfolio during 2007 and the three months ended March 31, 2008. As of March 31, 2008, we have paid the advisor asset management fees earned pursuant to the advisory agreement for services related to the months of January, February and March 2008 although the payment of asset management fees earned by our advisor from July 2006 through September 2007 of $2.2 million has been deferred without interest. Although, pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders.

General and administrative expenses increased from $0.6 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make additional investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $3.9 million for the three months ended March 31, 2007 to $22.4 million for the three months ended March 31, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the three months ended March 31, 2008. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended March 31, 2008 for an entire period and future acquisitions of real estate assets.

Interest income increased from $0.4 million for the three months ended March 31, 2007 to $0.8 million for the three months ended March 31, 2008 due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments and an increase in gross offering proceeds raised from $123.2 million for the three months ended March 31, 2007 to $281.6 million for the three months ended March 31, 2008.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have financed the acquisition of our investments in part with debt. See above “—Contractual Commitments and Contingencies.” Interest expense (including amortization of deferred financing costs) increased from $3.5 million for the three months ended March 31, 2007 to $15.8 million for the three months ended March 31, 2008 related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

Net income of $2.2 million was recognized for the three months ended March 31, 2008 as compared to a net loss of $1.6 million for the three months ended March 31, 2007 due primarily to increased revenue as a result of significant real estate and real estate loans receivable acquisitions during 2007 and the three months ended March 31, 2008 and lower operating expenses as a percentage of revenue.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee, and other organization and offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $9.3 million through March 31, 2008. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our ongoing initial public offering through March 31, 2008, including shares sold through our dividend reinvestment plan, we had sold 114,464,587 shares for gross offering proceeds of $1.14 billion and recorded organization and offering costs of $13.7 million and selling commissions and dealer manager fees of $103.0 million.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2008 and 2007, respectively (in thousands, except share amounts):

	For the Three Months Ended March 31,
	2008	2007
Net income (loss)	$2,188	$(1,633)
Add:
Depreciation of real estate assets	7,253	2,286
Amortization of lease-related costs	15,124	1,580
Deduct:
Adjustments for minority interest - consolidated entity (1)	(1,935)	-

FFO	$22,630	$2,233

Weighted-average shares outstanding, basic and diluted	97,812,591	16,362,778

(1) Relates to consolidated joint venture minority interest portion of depreciation of real estate assets in the amount of $481 and amortization of lease-related costs in the amount of $1,454.

Set forth below is additional information related to certain noncash items included in net income (loss) above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Income (Loss):

•

Revenues in excess of actual cash received of $1.4 million, net of adjustment for minority interest of $0.1 million, and $0.2 million during the three months ended March 31, 2008 and 2007, respectively, as a result of straight-line rent;

•

Revenues in excess of actual cash received of approximately $1.5 million, net of adjustment for minority interest of $0.3 million, and $0.2 million during the three months ended March 31, 2008 and 2007, respectively, as a result of amortization of above-market/below-market in-place leases;

•

Amortization of deferred financing costs related to notes payable of approximately $1.7 million, net of adjustment for minority interest of $0.2 million, and $0.4 million were recognized as interest expense for the three months ended March 31, 2008 and 2007, respectively;

•	Amortization of discounts on real estate loans receivable of $3.7 million was recognized for the three months ended March 31, 2008; and

•	Loss on an interest rate cap of $135,282, net of adjustment for minority interest of $33,821 was recognized for the three months ended March 31, 2008.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the three months ended March 31, 2008 and 2007.

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

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income. We recorded no impairment losses during the three months ended March 31, 2008 and 2007.

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

Derivative Instruments

In the normal course of business, we use certain types of derivative instruments for the purpose of managing or hedging interest rate risks. We have entered into various interest rate cap and floor agreements to hedge our exposure to changing interest rates on variable-rate debt instruments. We account for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain (loss) on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are recorded as adjustments to interest expense as incurred.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events

Status of Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on January 27, 2006. As of May 12, 2008, we had accepted aggregate gross offering proceeds of approximately $1.37 billion.

Distribution Declaration

On May 9, 2008, our board of directors declared a daily distribution for the period from June 1, 2008 through June 30, 2008, which distribution we expect to pay in July 2008 and a daily distribution for the period from July 1, 2008 through July 31, 2008, which distribution we expect to pay in August 2008. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions we declare from January 1, 2006 through the period ending July 31, 2008 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through July 31, 2008, see Note 13, “Related Party Transactions – Due to Affiliates.”

Investments Subsequent to March 31, 2008

Suwanee Pointe

On May 6, 2008, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with an unaffiliated seller to acquire a single-story build-to-suit distribution building containing 205,645 rentable square feet located on an approximate 16.0-acre parcel of land in Suwanee, Georgia (“Suwanee Pointe”). Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of Suwanee Pointe is approximately $17.8 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $750,000 of earnest money.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of changes in interest rates on borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may also enter into derivative financial instruments such as interest rate caps and floors in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

As of March 31, 2008, we had $355.7 million of fixed-rate debt and $675.7 million of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.77% and the weighted-average interest rate on the variable-rate debt was 4.82% as of March 31, 2008. At March 31, 2008, the estimated fair market value of our fixed-rate debt was $351.1 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of March 31, 2008, would decrease by approximately $17.7 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of March 31, 2008 would increase by approximately $19.1 million. If the weighted-average interest rate on our variable-rate debt outstanding at March 31, 2008 is 100 basis points higher or lower during the twelve months ended March 31, 2009, our interest expense would be increased or decreased by approximately $6.8 million annually.

We are also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and mezzanine loans. As of March 31, 2008, we had acquired, through wholly owned subsidiaries, four mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a first mortgage loan, a partial ownership interest in a senior mortgage loan, and two loans representing senior subordinated debt of a private REIT and had originated three mortgage loans as follows:

Investments in Tribeca Loans

As of March 31, 2008, we had invested an aggregate of $47.9 million in two mezzanine loans and $25.8 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a 10-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”).

The Tribeca Mezzanine Loans

On July 18, 2006, we purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”). The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, we remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of March 31, 2008, we had fully funded the $15.9 million First Tribeca Mezzanine Loan.

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to 30-day LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At March 31, 2008, the 30-day LIBOR rate was 2.7030%. In connection with the acquisition of the Second Tribeca Mezzanine Loan (defined below), the initial maturity date of the First Tribeca Mezzanine Loan was changed from March 1, 2008 to May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower shall pay us an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2009, interest income from the First Tribeca Mezzanine Loan would be increased or decreased by approximately $159,000 annually assuming the $15.9 million of principal remains outstanding throughout the period.

On May 3, 2007, through an indirect wholly owned subsidiary, we closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (the “Second Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The Second Tribeca Mezzanine Loan has an initial maturity date of May 1, 2008 with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the Second Tribeca Mezzanine Loan as of March 31, 2008 would be decreased by approximately $50,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Second Tribeca Mezzanine Loan as of March 31, 2008 would be increased by approximately $51,000.

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

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of March 31, 2008, all amounts under the three mortgage loans had been advanced.

The $103.2 million currently outstanding under the senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.70%, including the interest rate on the “interest-only” participation in the mortgage loans. The initial maturity date of the senior mortgage loans is May 1, 2008, with a one-year extension option subject to certain conditions. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2009, interest income from the senior mortgage loans would be increased or decreased by approximately $258,000 annually, assuming the $25.8 million of principal remains outstanding throughout the period.

On April 30, 2008, we entered into loan agreements with the borrowers, subject to certain terms, debt covenants, and loan extension fees, to extend the maturity dates of the First Tribeca Mezzanine Loan, Second Tribeca Mezzanine Loan and Senior Mortgage Participation to November 1, 2008.

Sandmar Mezzanine Loan

On January 9, 2007, we purchased, through an indirect wholly owned subsidiary, an $8.0 million mezzanine real estate loan (the “Sandmar Mezzanine Loan”). The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to the maturity date, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date. If interest rates increase by 100 basis points, the fair market value of the Sandmar Mezzanine Loan as of March 31, 2008 would be decreased by approximately $419,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Sandmar Mezzanine Loan as of March 31, 2008 would be increased by approximately $451,000.

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

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2009, interest income from the Park Central Mezzanine Loan would be increased or decreased by $150,000 annually assuming our $15.0 million interest in the principal of the Park Central Mezzanine Loan remains outstanding throughout the period.

200 Professional Drive Loan Origination

On July 31, 2007, we originated, through an indirect wholly owned subsidiary, a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive (the “200 Professional Drive Mortgage Loan”). As of March 31, 2008, $8.0 million of the loan had been funded, and the remaining $2.5 million will be funded over the term of the loan. The 200 Professional Drive Mortgage Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 5.0%.

If 30-day LIBOR is 100 basis points higher during the 12 months ended March 31, 2009, interest income from the 200 Professional Drive Mortgage Loan would be increased by $80,000 annually, assuming the $8.0 million in principal remains outstanding throughout the period. If 30-day LIBOR is 100 basis points lower during the 12 months ended March 31, 2009, interest income would be decreased by approximately $56,000 subject to a minimum interest rate of 5.0%, assuming the $8.0 million in principal remains outstanding throughout the period.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (continued)

Lawrence Village Plaza Loan Origination

On August 6, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $8.3 million on Lawrence Village Plaza (the “Lawrence Village Plaza Mortgage Loan”). As of March 31, 2008, $6.2 million of the loan had been funded, and the remaining $2.1 million will be funded over the term of the loan. The Lawrence Village Plaza Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.5%.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2009, there would be no impact on interest income as the interest rate at March 31, 2008 was at the minimum interest rate under the loan agreement of 7.5%, assuming the $6.2 million in principal remains outstanding throughout the period.

11 South LaSalle Loan Origination

On August 8, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”). As of March 31, 2008, $25.8 million of the loan had been funded with $17.5 million remaining to be funded over the term of the loan.

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

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2009, there would be no impact on interest income as the interest rate at March 31, 2008 was at the minimum interest rate under the loan agreement of 7.95%, assuming the $25.8 million in principal remains outstanding throughout the period.

Investment in the San Diego Office Portfolio B-Note

On October 26, 2007, we purchased, through an indirect wholly owned subsidiary, a promissory note with an original and current principal balance of $20.0 million (the “San Diego Office Portfolio B-Note”). We paid $13.4 million for the San Diego Office Portfolio B-Note. The San Diego Office Portfolio B-Note has a stated fixed interest rate of 5.775%, but an annual effective interest rate of 11.3%, including amortization of the discount over the term of the note. The initial maturity date of the note is October 11, 2017. Prior to maturity, the borrower under the San Diego Office Portfolio B-Note is required to make monthly interest-only payments, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the San Diego Office Portfolio B-Note as of March 31, 2008 would decrease by approximately $1,407,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the San Diego Office Portfolio B-Note as of March 31, 2008 would increase by approximately $1.5 million.

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

Our investment is in the form of two $25.0 million loans to Petra (the “Tranche A Loan” and the “Tranche B Loan,” respectively) and we will have the option at our discretion to make an additional $25.0 million loan to Petra (the “Tranche C Loan”). The loans bear interest at a rate of 11.5% per annum. Monthly installments on the loans are interest only with the principal amount being due at maturity, assuming no prior principal prepayment. The maturity dates of the loans are April 27, 2009 for the Tranche A Loan, October 26, 2009 for the Tranche B Loan and 24 months from origination for the Tranche C Loan.

If interest rates increase by 100 basis points, the fair market values of the Tranche A Loan and the Tranche B Loan as of March 31, 2008 would decrease by approximately $252,000 and $357,000, respectively. If interest rates decrease by 100 basis points, the aggregate fair market values of the Tranche A Loan and the Tranche B Loan as of March 31, 2008 would increase by approximately $255,000 and $363,000, respectively.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (continued)

Investment in the 4929 Wilshire B-Note

On November 19, 2007, we purchased, through an indirect wholly owned subsidiary, a promissory note with an original and current principal balance of $4.0 million (the “4929 Wilshire B-Note”). We paid $2.5 million for the 4929 Wilshire B-Note. The 4929 Wilshire B-Note bears interest at a fixed rate of 6.05% and has an initial maturity date of July 11, 2017. Prior to maturity, the borrower under the 4929 Wilshire B-Note is required to make monthly interest-only payments through July 2012 and principal and interest payments thereafter, with the entire outstanding principal balance due at maturity.

If interest rates increase by 100 basis points, the fair market value of the 4929 Wilshire B-Note as of March 31, 2008 would decrease by approximately $273,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the 4929 Wilshire B-Note as of March 31, 2008 would increase by approximately $297,000.

Investment in Artisan Multifamily Portfolio Mezzanine Loan

On December 11, 2007, we purchased, through an indirect wholly owned subsidiary, a $20.0 million mezzanine loan (the “Artisan Multifamily Portfolio Mezzanine Loan”). The purchase price of the Artisan Multifamily Portfolio Mezzanine Loan was approximately $15.9 million plus closing costs. The Artisan Multifamily Portfolio Mezzanine Loan has an initial maturity date of August 9, 2009 with three one-year extension options and bears interest at a floating rate of one-month LIBOR plus 250 basis points. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2009, interest income from the Artisan Multifamily Portfolio Mezzanine Loan would be increased or decreased by $200,000 annually.

Investment in Arden Portfolio Mezzanine Loans

On January 30, 2008, we purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans with an aggregate face amount of $175.0 million (the “Arden Portfolio Mezzanine Loans”). The purchase price of the Arden Portfolio Mezzanine Loans was approximately $144.0 million plus closing costs.

We purchased a 50% junior participation interest in the M2 Mezzanine Loan in the amount of $100.0 million for a purchase price of approximately $83.7 million plus closing costs and a 50% senior participation interest in the M3 Mezzanine Loan in the amount of $75.0 million for a purchase price of approximately $60.3 million plus closing costs. Both the M2 Mezzanine Loan and the M3 Mezzanine Loan have initial maturity dates of August 2009, with three one-year extension options, subject to certain conditions. During the term of the loan and any extension periods, the borrowers are required to make monthly interest-only payments, with the outstanding principal balance being due on the maturity date.

The M2 Mezzanine Loan and the M3 Mezzanine Loan bear interest at a floating rate of one-month LIBOR plus 350 basis points and 525 basis points, respectively. In connection with our acquisition of participation interests in the loans, we entered into interest rate floor agreements that are effective through August 9, 2009. These interest rate floor agreements provide for payments to us to the extent that the LIBOR rate under the M2 Mezzanine Loan and M3 Mezzanine Loan falls below 4.5%.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended March 31, 2009, there would be no impact on interest income as the LIBOR rate at March 31, 2008 was at 2.7030% which was below the minimum LIBOR rate under the interest rate floor agreements of 4.5%.

Investment in San Antonio Business Park Mortgage Loan

On March 28, 2008, we purchased, through an indirect wholly owned subsidiary, a first mortgage loan with an original balance of $30.6 million secured by the San Antonio Business Park (the “San Antonio Business Park Mortgage Loan”). The purchase price of the loan was approximately $23.8 million plus closing costs. The San Antonio Business Park Mortgage Loan matures on November 11, 2017 and bears interest at a rate of 6.54% through November 11, 2010, and 6.94% thereafter.

If interest rates increase by 100 basis points, the fair market value of the San Antonio Business Park Mortgage Loan as of March 31, 2008 would decrease by approximately $2.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of the San Antonio Business Park Mortgage Loan as of March 31, 2008 would increase by approximately $1.4 million.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

The following risks should be read together with the risk factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s deferred asset management fee.

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through March 31, 2008, all of which is outstanding. Of the $1.6 million advanced from our advisor to cover distributions and expenses in excess of revenues as of March 31, 2008, no amount has been advanced since January 2007. We are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006 and is ongoing. We expected to sell the 200,000,000 shares offered in our primary offering over a two-year period. Our board of directors has approved an extension of our primary offering of 200,000,000 shares until the earlier of the sale of all 200,000,000 shares or May 30, 2008. Under rules promulgated by the SEC, in some circumstances we may continue the offering beyond this date.

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

PART II.    OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2008, including shares sold through our dividend reinvestment plan, we had sold 114,464,587 shares for gross offering proceeds of $1.14 billion. As of March 31, 2008, we had redeemed 235,049 of the shares sold in our ongoing initial public offering pursuant to our share redemption program for approximately $2.3 million. At March 31, 2008, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$103,012	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other organization and offering costs	13,716	Actual

Total expenses	$116,728	Actual

From the commencement of our ongoing initial public offering through March 31, 2008, the net offering proceeds to us, after deducting the total expenses paid as described above, were $1.0 billion, including net offering proceeds from our dividend reinvestment plan of $21.8 million, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our ongoing initial public offering and debt financing to purchase or fund $1.9 billion of real estate and real estate-related investments, including $26.9 million in acquisition fees and closing costs.

c)	We have adopted a share redemption program that may enable investors to sell their shares to us in limited circumstances.

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

PART II.    OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2008, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	101,024	$9.85	(3)
February 2008	21,619	$9.55	(3)
March 2008	17,146	$9.54	(3)

Total	139,789

(1) We announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006) and August 1, 2007 (which amendment became effective on September 13, 2007).

(2) Pursuant to the amendment to the program adopted by our board of directors on July 6, 2007 and which became effective on September 13, 2007, we currently redeem shares as follows:

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

PART II.    OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus that is part of Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.4	Amended Share Redemption Program, incorporated by reference from the description under “Share Redemption Program” in Supplement No. 28 included in Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1	Amendment No. 1 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of January 25, 2008, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007

10.2	Amendment No. 2 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of March 26, 2008, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007

10.3	First Amendment to Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated March 6, 2008, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.4	Amended and Restated Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II.    OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

10.5	Amended and Restated Promissory Note (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.6	First Amendment to Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC, National Industrial Mezz B, LLC and Citigroup Global Markets Realty Corp., dated March 6, 2008, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.7	Amended and Restated Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC, National Industrial Mezz B, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.8	Replacement Mezzanine A Promissory Note (Note A) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.9	Replacement Mezzanine A Promissory Note (Note B) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.10	Replacement Mezzanine A Promissory Note (Note C) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.11	Replacement Mezzanine A Promissory Note (Note D) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.12	Replacement Mezzanine A Promissory Note (Note E) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II.    OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 15, 2008	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: May 15, 2008	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller