Form 10-Q
period 2008-06-30
KBS Real Estate Investment Trust, Inc.
filed 2008-08-14
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008, there were 174,415,776 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

June 30, 2008

PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Real estate:
Land	$235,123	$186,773
Buildings and improvements, less accumulated depreciation of $42,892 and $21,429 as of June 30, 2008 and December 31, 2007, respectively	1,353,621	1,139,050
Tenant origination and absorption costs, less accumulated amortization of $46,932 and $24,025 as of June 30, 2008 and December 31, 2007, respectively	124,290	124,329

Total real estate, net	1,713,034	1,450,152
Real estate loans receivable	459,905	214,908
Marketable securities	55,261	15,600

Total real estate investments, net	2,228,200	1,680,660
Cash and cash equivalents	403,237	67,337
Restricted cash	6,536	7,574
Rents and other receivables, net	12,248	10,631
Above-market leases, net of accumulated amortization of $4,875 and $2,043 as of June 30, 2008 and December 31, 2007, respectively	22,388	21,345
Deferred financing costs, prepaid and other assets	31,614	29,625

Total assets	$2,704,223	$1,817,172

Liabilities and stockholders’ equity
Notes payable	$1,142,868	$1,008,564
Accounts payable and accrued liabilities	20,097	16,569
Due to affiliates	6,735	4,540
Distributions payable	9,697	4,953
Below-market leases, net of accumulated amortization of $12,174 and $6,233 as of June 30, 2008 and December 31, 2007, respectively	41,754	35,624
Other liabilities	7,009	7,607

Total liabilities	1,228,160	1,077,857

Commitments and contingencies (Note 16)
Minority interest	15,337	18,230
Redeemable common stock	31,932	14,645
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 172,153,293 and 86,051,975 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,721	860
Additional paid-in capital	1,509,526	751,582
Cumulative distributions and net losses	(82,182)	(43,917)
Accumulated other comprehensive loss	(271)	(2,085)

Total stockholders’ equity	1,428,794	706,440

Total liabilities and stockholders’ equity	$2,704,223	$1,817,172

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$36,926	$8,616	$71,253	$15,251
Tenant reimbursements	8,845	1,257	18,689	2,518
Interest income from real estate loans receivable	15,486	2,396	27,488	3,143
Parking revenues and other operating income	946	398	1,539	738

Total revenues	62,203	12,667	118,969	21,650

Operating expenses:
Operating, maintenance, and management	7,613	1,526	15,744	2,797
Real estate taxes, property-related taxes, and insurance	6,175	1,240	12,056	2,442
Asset management fees to affiliate	5,227	794	8,004	1,366
General and administrative expenses	1,314	911	2,510	1,546
Depreciation and amortization	21,992	4,744	44,370	8,610

Total operating expenses	42,321	9,215	82,684	16,761

Operating income	19,882	3,452	36,285	4,889

Other income (expenses):
Interest expense	(14,292)	(3,457)	(30,141)	(6,910)
Other-than-temporary impairment of marketable securities	(7,027)	-	(7,027)	-
Interest income	2,361	1,867	3,172	2,250
Unrealized gain on derivative instruments	361	-	192	-

Total other income (expenses), net	(18,597)	(1,590)	(33,804)	(4,660)

Net income before minority interest and provision for income taxes	1,285	1,862	2,481	229
Minority interest in net loss of consolidated entity	677	-	1,848	-

Net income before provision for income taxes	1,962	1,862	4,329	229
Provision for income taxes	(188)	-	(366)	-

Net income	$1,774	$1,862	$3,963	$229

Net income per common share, basic and diluted	$0.01	$0.05	$0.03	$0.01

Weighted-average number of common shares outstanding, basic and diluted	144,176,496	35,481,479	120,978,761	25,975,536

Distributions declared per common share	$0.17	$0.17	$0.35	$0.35

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007 and Six Months Ended June 30, 2008 (unaudited)

(dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2006	11,309,222	$113	$97,400	$(3,857)	$-	$93,656
Comprehensive loss:
Net loss	-	-	-	(7,198)	-	(7,198)
Unrealized loss on marketable securities	-	-	-	-	(2,085)	(2,085)

Total comprehensive loss						(9,283)
Issuance of common stock	74,838,013	748	743,884	-	-	744,632
Redemptions of common stock	(95,260)	(1)	(951)	-	-	(952)
Additions to redeemable common stock	-	-	(14,276)	-	-	(14,276)
Distributions declared	-	-	-	(32,862)	-	(32,862)
Commissions on stock sales and related dealer manager fees	-	-	(66,961)	-	-	(66,961)
Other offering costs	-	-	(7,514)	-	-	(7,514)

Balance, December 31, 2007	86,051,975	860	751,582	(43,917)	(2,085)	706,440
Comprehensive income:
Net income	-	-	-	3,963	-	3,963
Unrealized gain on marketable securities	-	-	-	-	356	356
Unrealized loss on marketable securities	-	-	-	-	(320)	(320)
Reclassification of unrealized losses on marketable securities	-	-	-	-	2,405	2,405
Unrealized loss on derivative instruments	-	-	-	-	(627)	(627)

Total comprehensive income						5,777
Issuance of common stock	86,458,377	865	858,200	-	-	859,065
Redemptions of common stock	(357,059)	(4)	(3,467)	-	-	(3,471)
Additions to redeemable common stock	-	-	(17,287)	-	-	(17,287)
Distributions declared	-	-	-	(42,228)	-	(42,228)
Commissions on stock sales and related dealer manager fees	-	-	(75,985)	-	-	(75,985)
Other offering costs	-	-	(3,517)	-	-	(3,517)

Balance, June 30, 2008	172,153,293	$1,721	$1,509,526	$(82,182)	$(271)	$1,428,794

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$3,963	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred rent	(2,559)	(470)
Allowance for doubtful accounts	239	-
Depreciation and amortization of real estate	44,370	8,610
Amortization of discounts on real estate loans receivable	(9,428)	-
Amortization of investment in master lease	429	-
Amortization of notes receivable closing costs	868	-
Amortization of deferred financing costs	3,643	464
Amortization of above- and below-market leases, net	(3,109)	(470)
Amortization of discount on marketable securities	(42)	-
Amortization of cost of derivative instruments	1,041	-
Unrealized gain on derivative instruments	(192)	-
Other-than-temporary impairment of marketable securities	7,027	-
Minority interest in net loss of consolidated entity	(1,848)	-
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	50	-
Rents and other receivables	703	(1,203)
Prepaid and other assets	(204)	(225)
Accounts payable and accrued liabilities	3,528	3,463
Due to affiliates	2,205	1,366
Other liabilities	(598)	696

Net cash provided by operating activities	50,086	12,460

Cash Flows from Investing Activities:
Acquisitions of real estate	(291,436)	(244,892)
Additions to real estate	(7,620)	(316)
Investments in real estate loans receivable	(238,150)	(77,759)
Principal payments on loans receivable	6,674	-
Payments of real estate loans receivable closing costs	(1,952)	-
Advances on real estate loans receivable	(6,011)	(1,698)
Purchase of marketable securities	(44,205)	(17,680)
Increase in restricted cash for capital expenditures	988	-

Net cash used in investing activities	(581,712)	(342,345)

Cash Flows from Financing Activities:
Proceeds from notes payable	244,164	104,094
Principal payments on notes payable	(96,600)	(50,200)
Purchase of derivative instruments	(2,524)	-
Advances from affiliates	-	565
Payments of deferred financing costs	(1,807)	(1,308)
Proceeds from repurchase agreements	86,400	-
Payments on repurchase agreements	(99,660)	-
Distributions to minority interest holder	(1,045)	-
Proceeds from issuance of common stock	859,065	369,102
Redemptions of redeemable common stock	(3,471)	(340)
Payments of commissions on stock sales and related dealer manager fees	(76,396)	(32,776)
Payments of other offering costs	(3,116)	(2,133)
Distributions paid to common stockholders	(37,484)	(7,046)

Net cash provided by financing activities	867,526	379,958

Net increase in cash and cash equivalents	335,900	50,073
Cash and cash equivalents, beginning of period	67,337	48,754

Cash and cash equivalents, end of period	$403,237	$98,827

Supplemental Disclosure of Cash Flow Information:
Interest paid	$26,938	$6,097

Supplemental Disclosure of Non-Cash Transactions:
(Decrease) increase in commissions on stock sales and related dealer manager fees due to affiliates	$(411)	$629

Increase in other offering costs due to affiliates	$401	$1,016

Increase in distributions payable	$4,744	$2,551

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

1.	ORGANIZATION

KBS Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2006. The Company was formed on June 13, 2005. Substantially all of the Company’s assets are held by, and the Company conducts substantially all of its operations through, KBS Limited Partnership (the “Operating Partnership”) and its subsidiaries. The Company is the sole general partner of and directly owns a 99% partnership interest in the Operating Partnership. The Company’s wholly owned subsidiary, KBS REIT Holdings LLC (“KBS REIT Holdings”), owns the remaining 1% partnership interest in the Operating Partnership and is its sole limited partner.

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, industrial, and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans, mortgage loans and mortgage-backed securities and intends to make investments in other real estate-related assets, including other structured finance investments. As of June 30, 2008, the Company owned 58 real estate properties, one master lease, 19 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage-backed loans. The 58 real estate properties total approximately 19.7 million square feet, including properties held through a consolidated joint venture. The real estate portfolio includes 16 office properties, one light industrial property, three corporate research properties, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14.75 years with respect to another industrial property. In addition, the Company owns six mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and two first mortgage loans. The Company has also originated three secured loans and holds two investments in securities directly or indirectly backed by commercial mortgage-backed loans. See Note 3, “Real Estate,” Note 5, “Real Estate Loans Receivable,” and Note 6, “Marketable Securities.”

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

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. From commencement of the Offering through June 30, 2008, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 172,153,293 shares in the Offering for gross offering proceeds of $1.72 billion. As of June 30, 2008, the Company had redeemed 452,319 of the shares sold in the Offering pursuant to its share redemption program for $4.4 million. The Company ceased offering shares of common stock in its primary offering of 200,000,000 shares on May 30, 2008, but is continuing to process subscriptions from qualified accounts. For investments by qualified accounts, subscription agreements must be dated on or before May 30, 2008 with all documents and funds received by the Company by the end of business on September 1, 2008. The Company continues to offer shares of common stock under its dividend reinvestment plan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

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

The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted; although, management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments (which are of a normal recurring nature) considered necessary to fairly present the results for those periods in accordance with GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate

Depreciation and Amortization

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Real Estate Purchase Price Allocation

In accordance with standards set forth in FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase to rental income, respectively, over the remaining non-cancelable terms of the respective leases, which range from one month to 12 years. Should a tenant terminate its lease, the unamortized portion of the above-market or below-market lease intangible associated with that tenant’s lease would be charged to rental income in that period.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization expense on the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

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

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases, which range from one month to 12 years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with that tenant would be charged to expense in that period.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believed that it would not be able to recover the carrying value of the real estate and related intangible assets and liabilities the Company records an impairment loss to the extent that the carrying value exceeded the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the six months ended June 30, 2008 and 2007.

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, would be measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses on real estate loans receivable recorded by the Company during the six months ended June 30, 2008 and 2007.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The Company accounts for its commercial mortgage-backed securities (“CMBS”) in accordance with the Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF 99-20, the Company reviews on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on the Company’s quarterly estimate of cash flows that a market participant would use to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield for the securities is then applied prospectively to recognize interest income. If there have been no adverse changes to the Company’s assumptions and the change in value is solely due to interest rate changes, the Company does not recognize an impairment of its CMBS investments in its consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

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

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of June 30, 2008. The Company mitigates this risk by depositing funds with a major financial institution.

Restricted Cash

Restricted cash consists primarily of the following as of June 30, 2008 (in thousands):

Capital expenditure reserve accounts required by mortgage loans (1)	$995
Operational expenditure reserve accounts required by mortgage loans (1)	3,541
Separate cash accounts related to security deposits as required by certain lease agreements	2,000

Total restricted cash	$6,536

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

June 30, 2008

(unaudited)

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

During the six months ended June 30, 2008, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	101,024	$9.85	(3)
February 2008	21,619	$9.55	(3)
March 2008	17,146	$9.54	(3)
April 2008	115,642	$9.81	(3)
May 2008	34,183	$9.48	(3)
June 2008	67,445	$9.60	(3)

Total	357,059

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

June 30, 2008

(unaudited)

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder and expenses of the Advisor for administrative services related to the issuance of shares in the Offering; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

As a result, these costs are only a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. Through June 30, 2008, including shares sold through the Company’s dividend reinvestment plan, the Company had sold 172,153,293 shares for gross offering proceeds of $1.72 billion and recorded organization and offering costs of $15.5 million and selling commissions and dealer manager fees of $153.2 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and amounts expected to be received in later years are recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs as tenant reimbursements revenue in the period in which the related expenses are incurred.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Interest income from loans receivable, including any discounts and premiums, is recognized based on the contractual terms of the related debt instrument. Fees related to buydowns of interest rates are deferred as prepaid interest income and amortized over the term of the loans as an adjustment to interest income using the effective interest method. Closing costs and discounts received related to the purchase of loans receivable are amortized over the term of the loans and accreted as an adjustment against interest income using the effective interest method.

General and Administrative Expenses

General and administrative expenses totaled $1.3 million and $2.5 million for the three and six months ended June 30, 2008, respectively, and consisted primarily of legal, audit and other professional fees. In addition, asset management fees to affiliates totaled $5.2 million and $8.0 million for the three and six months ended June 30, 2008, respectively. To the extent included in the definition of total operating expenses (as set forth in Note 13), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 13). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending June 30, 2008 or 2007. See Note 13, “Related Party Transactions – Due to Affiliates.”

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the three and six months ended June 30, 2008, the Company incurred independent director fees of $54,747 and $111,993, respectively, which are included in general and administrative expenses in the accompanying financial statements. At June 30, 2008, $11,249 of independent directors fees were payable. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 13.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ending December 31, 2006, the only tax year which remains subject to examination by major tax jurisdictions as of June 30, 2008.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock equals basic income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2008 and 2007, respectively.

Distributions declared per common share assumes the share was issued and outstanding each day during the three and six months ended June 30, 2008 and 2007, respectively, and is based on a daily distribution for the periods of $0.0019178 per share per day. Each day during the periods from January 1, 2007 through June 30, 2007 and January 1, 2008 through June 30, 2008 was a record date for distributions.

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

Derivative Instruments

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risks. The Company has entered into various interest rate cap and floor agreements to hedge its exposure to changing interest rates on variable-rate debt instruments, including certain of the Company’s real estate loans receivable and notes payable. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are amortized as adjustments to interest income or expense, respectively, based on the fair value and intrinsic value of the related derivative instrument.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. However, in February 2008, FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 is effective in fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact that FSP SFAS 157-2 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS 162 will have a significant effect on its consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

3.	REAL ESTATE

As of June 30, 2008, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was comprised of approximately 19.7 million square feet and was 95% leased. The properties are located in 21 states and include office and industrial properties. The following table provides summary information regarding the properties owned by the Company as of June 30, 2008 (in thousands):

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net

Properties Held Through Wholly Owned Subsidiaries

Opus National Industrial Portfolio
Cardinal Health	7/25/2007	Champlin	MN	$13,307	$(372)	$12,935
Cedar Bluffs Business Center	7/25/2007	Eagan	MN	6,628	(258)	6,370
Crystal Park II-Buildings D & E	7/25/2007	Round Rock	TX	20,636	(1,016)	19,620
Corporate Express	7/25/2007	Arlington	TX	9,325	(286)	9,039
Park 75-Dell	7/25/2007	West Chester	OH	18,692	(584)	18,108
Plainfield Business Center	7/25/2007	Plainfield	IN	17,359	(745)	16,614
Hartman Business Center One	7/25/2007	Austell	GA	16,829	(534)	16,295
Rickenbacker IV-Medline	7/25/2007	Groveport	OH	16,907	(708)	16,199
Advo-Valassis Building	7/25/2007	Van Buren	MI	9,025	(265)	8,760

				128,708	(4,768)	123,940

Nashville Flex Portfolio
Royal Parkway Center I & II	11/15/2007	Nashville	TN	13,220	(449)	12,771
Greenbriar Business Park	11/15/2007	Nashville	TN	17,084	(750)	16,334
Cumberland Business Center	11/15/2007	Nashville	TN	11,055	(369)	10,686
Riverview Business Center I & II	11/15/2007	Nashville	TN	13,982	(1,042)	12,940

				55,341	(2,610)	52,731

Sabal Pavilion Building	7/07/2006	Tampa	FL	26,025	(3,048)	22,977
Plaza in Clayton	9/27/2006	Saint Louis	MO	94,872	(8,311)	86,561
Southpark Commerce Center II Buildings	11/21/2006	Austin	TX	30,604	(3,022)	27,582
825 University Avenue Building	12/05/2006	Norwood	MA	31,249	(2,026)	29,223
Midland Industrial Buildings	12/22/2006	McDonough	GA	35,618	(1,661)	33,957
Crescent Green Buildings	1/31/2007	Cary	NC	48,857	(3,854)	45,003
625 Second Street Building	1/31/2007	San Francisco	CA	52,085	(3,372)	48,713
Sabal VI Building	3/05/2007	Tampa	FL	17,616	(1,076)	16,540
The Offices at Kensington	3/29/2007	Sugar Land	TX	29,604	(1,801)	27,803
Royal Ridge Building	6/21/2007	Alpharetta	GA	36,793	(1,728)	35,065
9815 Goethe Road Building	6/26/2007	Sacramento	CA	17,256	(784)	16,472
Bridgeway Technology Center	6/27/2007	Newark	CA	46,053	(2,134)	43,919
Plano Corporate Center I & II	8/28/2007	Plano	TX	51,615	(2,198)	49,417
2200 West Loop South Building	9/05/2007	Houston	TX	39,949	(1,508)	38,441
ADP Plaza	11/07/2007	Portland	OR	33,865	(1,307)	32,558
Patrick Henry Corporate Center	11/29/2007	Newport News	VA	18,960	(799)	18,161
Woodfield Preserve Office Center	11/13/2007	Schaumburg	IL	128,992	(6,103)	122,889
South Towne Corporate Center I and II	11/30/2007	Sandy	UT	50,940	(2,100)	48,840
Rivertech I and II	2/20/2008	Billerica	MA	46,061	(762)	45,299
Suwanee Pointe	5/22/2008	Suwanee	GA	18,215	(96)	18,119
Millennium I Building	6/05/2008	Addison	TX	75,219	(220)	74,999
Tysons Dulles Plaza	6/06/2008	McLean	VA	160,525	(342)	160,183

Total Properties Held Through Wholly Owned Subsidiaries				1,275,022	(55,630)	1,219,392

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Asset Name	Acquisition Date	City	State	Total Cost	Accumulated Depreciation and Amortization	Real Estate, Net

Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	8/08/2007	Commerce City	CO	10,681	(339)	10,342
74 Griffin Street South	8/08/2007	Bloomfield	CT	23,001	(2,710)	20,291
85 Moosup Pond Road	8/08/2007	Plainfield	CT	25,854	(1,400)	24,454
555 Taylor Road	8/08/2007	Enfield	CT	82,819	(5,717)	77,102
15 & 30 Independence Drive	8/08/2007	Devens	MA	32,591	(817)	31,774
50 Independence Drive	8/08/2007	Devens	MA	15,012	(555)	14,457
1040 Sheridan	8/08/2007	Chicopee	MA	4,139	(222)	3,917
1045 Sheridan	8/08/2007	Chicopee	MA	3,694	(264)	3,430
151 Suffolk Lane	8/08/2007	Gardner	MA	3,674	(258)	3,416
1111 Southampton Road	8/08/2007	Westfield	MA	30,223	(2,497)	27,726
100 & 111 Adams Road	8/08/2007	Clinton	MA	40,830	(2,372)	38,458
100 Simplex Drive	8/08/2007	Westminster	MA	25,353	(2,663)	22,690
495-515 Woburn	8/08/2007	Tewksbury	MA	69,528	(3,482)	66,046
480 Sprague Street	8/08/2007	Dedham	MA	15,404	(1,036)	14,368
625 University Avenue(1)	8/08/2007	Norwood	MA	1,460	(385)	1,075
57-59 Daniel Webster Highway	8/08/2007	Merrimack	NH	24,271	(1,691)	22,580
133 Jackson Avenue	8/08/2007	Ellicott	NY	10,325	(336)	9,989
1200 State Fair Boulevard	8/08/2007	Geddes	NY	17,509	(501)	17,008
3407 Walters Road	8/08/2007	Van Buren	NY	9,357	(272)	9,085
851 Beaver Drive	8/08/2007	Du Bois	PA	7,388	(209)	7,179
Shaffer Road and Route 255	8/08/2007	Du Bois	PA	11,222	(356)	10,866
9700 West Gulf Bank Road	8/08/2007	Houston	TX	12,815	(1,968)	10,847
1000 East I-20	8/08/2007	Abilene	TX	10,021	(285)	9,736
2200 South Business 45	8/08/2007	Corsicana	TX	40,665	(3,859)	36,806

Total Properties Held Through Consolidated Joint Venture				527,836	(34,194)	493,642

Total Real Estate				$1,802,858	$(89,824)	$1,713,034

(1) The joint venture purchased the rights to a master lease with a remaining term of 14.75 years with respect to this property as part of the National Industrial Portfolio acquisition.

Real estate consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$235,123	$186,773
Buildings	1,316,547	1,104,422
Building improvements	4,069	2,202
Tenant improvements	75,897	53,855
Tenant origination and absorption costs	171,222	148,354

Real estate at cost	1,802,858	1,495,606
Accumulated depreciation and amortization	(89,824)	(45,454)

Total real estate, net	$1,713,034	$1,450,152

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Real Estate Acquisitions During the Three Months Ended June 30, 2008

During the three months ended June 30, 2008, the Company acquired one distribution facility and two office properties, as follows:

Acquisition of Suwanee Pointe

On May 22, 2008, the Company, through an indirect wholly owned subsidiary, purchased a single-story build-to-suit distribution building containing 205,645 rentable square feet located on an approximate 16.0-acre parcel of land in Suwanee, Georgia (“Suwanee Pointe”) from an unaffiliated seller. The purchase price of Suwanee Pointe was approximately $17.8 million plus closing costs. The acquisition was funded with proceeds from the Offering.

Acquisition of the Millennium I Building

On June 5, 2008, the Company, through an indirect wholly owned subsidiary, purchased a 14-story office building totaling 353,461 rentable square feet located on an approximate 3.34-acre site in Addison, Texas (the “Millennium I Building”) from an unaffiliated seller. The purchase price of the Millennium I Building was approximately $72.0 million plus closing costs. The acquisition was funded with proceeds from the Offering and debt financing.

Acquisition of Tysons Dulles Plaza

On June 6, 2008, the Company, through an indirect wholly owned subsidiary, purchased three six-story office buildings totaling 487,775 rentable square feet located on an approximate 15.0-acre campus in McLean, Virginia (“Tysons Dulles Plaza”) from an unaffiliated seller. The purchase price of Tysons Dulles Plaza was approximately $152.8 million plus closing costs. The acquisition was funded with proceeds from the Offering and debt financing.

Operating Leases

Substantially all of the Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2008, the leases have remaining terms of up to 12 years and may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivable exceeds the amount of its security deposit. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

As of June 30, 2008, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

July 1, 2008 through December 31, 2008	$82,541
2009	139,726
2010	111,452
2011	88,078
2012	68,174
Thereafter	168,168

$658,139

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

For the three and six months ended June 30, 2008, the Company earned approximately 10% of its rental income from 30 tenants in the financial services industry and approximately 7% of its rental income from 22 tenants in the insurance industry. Further, for the three and six months ended June 30, 2008, the Company earned approximately 6% of its rental income from one tenant in the retail-home improvements industry. The weighted-average remaining lease term for this tenant’s five leases with the Company is approximately two years.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS, AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2008 and December 31, 2007, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Cost	$171,222	$148,354	$27,263	$23,388	$53,928	$41,857
Accumulated Amortization	(46,932)	(24,025)	(4,875)	(2,043)	(12,174)	(6,233)

Net Amount	$124,290	$124,329	$22,388	$21,345	$41,754	$35,624

Amortization of the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Amortization	$10,959	$1,948	$1,558	$212	$(2,845)	$(500)

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Amortization	$22,907	$3,528	$2,832	$388	$(5,941)	$(858)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of June 30, 2008 will be amortized as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
July 1, 2008 through December 31, 2008	$22,128	$3,010	$(6,091)
2009	36,142	5,497	(11,043)
2010	22,030	4,795	(7,587)
2011	13,780	3,170	(5,261)
2012	9,807	2,664	(3,814)
Thereafter	20,403	3,252	(7,958)

	$124,290	$22,388	$(41,754)

Weighted-Average Amortization Period	4.90 years	5.03 years	5.25 years

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE

As of June 30, 2008 and December 31, 2007, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (in thousands):

Property Name Location of Property	Property Type	Loan Type	Acquisition Date	Book Value as of 6/30/08	Book Value as of 12/31/07	Index and Margin	Interest Rate at 6/30/2008	Maturity Date
First Tribeca Mezzanine Loan	Multi Family
New York, New York	Residential	Mezzanine	7/18/2006	$15,896	$15,896	30-day LIBOR + 8.50%	11.48%	11/01/2008
Second Tribeca Mezzanine Loan	Multi Family
New York, New York	Residential	Mezzanine	5/03/2007	31,967	31,224	Fixed rate of 25.0%	25.00%	11/01/2008
Tribeca Senior Mortgage Participation	Multi Family
New York, New York	Residential	Mortgage	6/28/2007	19,139	25,593	30-day LIBOR + 3.00%	5.68%	11/01/2008
Sandmar Mezzanine Loan
Southeast retail portfolio	Retail	Mezzanine	1/09/2007	8,000	8,000	Fixed rate of 12.0%	12.00%	1/01/2017
Park Central Mezzanine Loan
New York, New York	Hotel	Mezzanine	3/23/2007	15,000	15,000	30-day LIBOR + 4.48%	7.46%	11/09/2008
200 Professional Drive Loan Origination
Gaithersburg, Maryland (1)	Office	Mortgage	7/31/2007	8,530	7,681	30-day LIBOR + 3.00%	8.00%	7/31/2009
Lawrence Village Plaza Loan Origination
New Castle, Pennsylvania (2)	Retail	Mortgage	8/06/2007	6,238	6,170	30-day LIBOR + 2.50%	7.50%	9/01/2010
11 South LaSalle Loan Origination
Chicago, Illinois (3)	Office	Mortgage	8/08/2007	27,618	23,486	30-day LIBOR + 2.95%	7.95%	9/01/2010
San Diego Office Portfolio B-Note
San Diego, CA (4)	Office	B-Note	10/26/2007	13,647	13,460	Fixed rate of 5.775%	5.775%	10/11/2017
Petra Subordinated Debt Tranche A	Various	Subordinated	10/26/2007	25,000	25,000	Fixed rate of 11.5%	11.50%	4/27/2009
Petra Subordinated Debt Tranche B	Various	Subordinated	10/26/2007	25,000	25,000	Fixed rate of 11.5%	11.50%	10/26/2009
4929 Wilshire B-Note
Los Angeles, CA (4)	Office	B-Note	11/19/2007	2,596	2,548	Fixed rate of 6.05%	6.05%	7/11/2017
Artisan Multifamily Portfolio Mezzanine Loan	Multi Family
Las Vegas, Nevada (4)	Residential	Mezzanine	12/11/2007	16,938	15,850	30-day LIBOR + 2.50%	5.48%	8/09/2009
Arden Portfolio M3 Mezzanine Loan
Southern California (4)	Office	Mezzanine	1/30/2008	63,184	-	30-day LIBOR + 5.25%	8.23%	8/09/2009
Arden Portfolio M2 Mezzanine Loan
Southern California (4)	Office	Mezzanine	1/30/2008	86,880	-	30-day LIBOR + 3.50%	6.48%	8/09/2009
San Antonio Business Park Mortgage Loan
San Antonio, Texas (4)	Office	Mortgage	3/28/2008	23,901	-	Fixed rate of 6.54%	6.54%	11/11/2017
2600 Michelson Mezzanine Loan
Irvine, California (4)	Office	Mezzanine	6/02/2008	8,496	-	Fixed rate of 8.0%	8.00%	5/11/2017
18301 Von Karman Mortgage Loan
Irvine, California (4)	Office	Mortgage	6/12/2008	57,760	-	Fixed rate of 5.73%	5.73%	5/11/2017
18301 Von Karman Mezzanine Loan
Irvine, California (4)	Office	Mezzanine	6/12/2008	4,115	-	Fixed rate of 5.73%	5.73%	5/11/2017

				$459,905	$214,908

(1) As of June 30, 2008, the Company may be obligated to fund up to an additional $2.0 million, subject to satisfaction of certain conditions by the borrower.

(2) As of June 30, 2008, the Company may be obligated to fund up to an additional $2.0 million, subject to satisfaction of certain conditions by the borrower.

(3) As of June 30, 2008, the Company may be obligated to fund up to an additional $15.7 million, subject to satisfaction of certain conditions by the borrower.

(4) As of June 30, 2008, the real estate loan receivable has been fully drawn. However, this loan was purchased at a discount. The discount is being amortized over the term of the loan. As the discount on the real estate loan receivable continues to be amortized, the book value of the related real estate loan receivable will accrete, or increase, to the face value.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2008 (in thousands):

Real estate loans receivable - December 31, 2007	$214,908
Purchases of real estate loans receivable	305,600
Advances under real estate loans receivable	6,011
Principal payments on real estate loan receivable	(6,674)
Discount on purchase of real estate loans receivable	(69,368)
Amortization of discount on purchase of real estate loans receivable	9,428

Real estate loans receivable - June 30, 2008	$459,905

The following summarizes the Company’s investments in real estate loans receivable as of June 30, 2008 (in thousands):

Face value of real estate loans receivable	$560,478
Additional funding on real estate loan receivable	743
Discounts on real estate loan receivable	(81,579)
Unfunded commitments on real estate loans receivable	(19,737)

Real estate loans receivable - June 30, 2008	$459,905

During the three and six months ended June 30, 2008, the Company earned $10.8 million and $19.8 million, respectively, in interest income from its interests in real estate loans, of which $2.8 million was receivable at June 30, 2008. During the three and six months ended June 30, 2008, the Company amortized, as an offset against interest income, $0.3 million and $0.7 million of closing costs related to the purchase of these real estate loans. Additionally, based on the fair value and intrinsic value of its derivative instruments, the Company amortized, as an offset against interest income, the cost of its derivative instruments totaling $0.7 million and $1.0 million for the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2008, the Company also recognized interest income of $5.7 million and $9.4 million, respectively, related to amortization of purchase discounts on the real estate loans. During the three months ended June 30, 2008, the borrower under the Tribeca Senior Mortgage Participation paid down $6.7 million on the principal of this loan.

The following is a schedule of maturities for all real estate loans receivable outstanding as of June 30, 2008 (in thousands):

July 1, 2008 through December 31, 2008	$82,002
2009	225,532
2010	33,856
2011	-
2012	-
Thereafter	118,515

$459,905

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Real Estate-Related Investments

Extension of Maturity Date on Tribeca Loans

As of June 30, 2008, the Company had invested an aggregate of $47.9 million in two junior mezzanine loans (the first in the principal amount of approximately $15.9 million, and the second in the principal amount of approximately $32.0 million) (together, the “First and Second Tribeca Mezzanine Loans”) and $19.1 million in a 25% participation interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. The Tribeca Loans had an initial maturity date of May 1, 2008, with a one-year extension option subject to the satisfaction of certain conditions.

The First and Second Tribeca Mezzanine Loans are subordinate to the Senior Mortgage Loans totaling approximately $76.6 million and a $25.0 million senior mezzanine loan.

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

On April 30, 2008, the Company entered into loan modification agreements with the borrower to extend the maturity date of the First and Second Tribeca Mezzanine Loans to November 1, 2008. The Senior Mortgage Loan documents and the senior mezzanine loan documents with the mortgage lender and the senior mezzanine lender, respectively, were also simultaneously modified in order to extend the maturity dates of the other Tribeca Loans to November 1, 2008, subject to certain terms, debt covenants, and loan extension fees. Pursuant to the loan modification agreements, the loan extension fees will be pro-rated over the six-month extension period. During the three and six months ended June 30, 2008, the Company recognized $0.3 million of loan extension fees related to the extension of the Senior Mortgage Loans.

With respect to the loan extension fees for the First and Second Tribeca Mezzanine Loans, payment of the loan extension fees will be based upon available cash flow and amounts due to the Company will be placed in an escrow account and released upon full repayment of the Senior Mortgage Loans and the senior mezzanine loan. In the event that full payment of the Senior Mortgage Loans and the senior mezzanine loan is not made, loan extension fees held in escrow shall be used to first satisfy remaining amounts outstanding under the Senior Mortgage Loans and the senior mezzanine loan. In addition, the loan modification agreements, among other things, revise the “waterfall” structure to fund payment of debt service on all of the loans prior to principal payments on all of the loans.

Investment in the 2600 Michelson Mezzanine Loan

On June 2, 2008, the Company, through an indirect wholly owned subsidiary, purchased at a discount a $15.0 million mezzanine loan (the “2600 Michelson Mezzanine Loan”) secured by, among other things, a pledge by the mezzanine borrower of all of its right, title and interest in the entity that holds title to a 16-story office building with a five-level parking structure located at 2600 Michelson Avenue in Irvine, California. The 2600 Michelson Mezzanine Loan matures on May 11, 2017 and bears interest at a fixed rate of 8.00%. There is $95.0 million of mortgage debt senior to the 2600 Michelson Mezzanine Loan. The senior financing is secured by a deed of trust on the property. The purchase price of the loan was funded with proceeds from the Offering.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Investment in the 18301 Von Karman First Mortgage and Mezzanine Loans

On June 12, 2008, the Company, through an indirect wholly owned subsidiary, purchased at a discount a $76.0 million first mortgage loan (the “Von Karman Mortgage Loan”) and a $9.0 million mezzanine loan (the “Von Karman Mezzanine Loan”). The Von Karman Mortgage Loan is secured by an 11-story office building located at 18301 Von Karman Avenue in Irvine, California and the Von Karman Mezzanine Loan is secured by, among other things, a pledge by the mezzanine borrower of all of its right, title and interest in the entity that owns the property. Both the Von Karman Mortgage Loan and the Von Karman Mezzanine Loan have a fixed interest rate of 5.73% and a maturity date of May 11, 2017. The purchase price of the loan was funded with proceeds from the Offering.

6.	MARKETABLE SECURITIES

At June 30, 2008, the Company held two investments in securities classified as available for sale. The Company evaluates its investments in available for sale marketable securities for impairment and determines if a decline in market value of the security below the Company’s cost basis is other-than-temporary based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investments for a period of time sufficient to allow for the recovery in the fair value.

On April 19, 2007, the Company acquired at a discount approximately $17.8 million of CMBS that accrue interest at a coupon rate of 30-day LIBOR plus 2.30% (“Floating Rate CMBS”). The Floating Rate CMBS were rated BBB- and BB+ by Standard & Poor’s and Fitch, respectively, on the date of acquisition. Since the time the Company acquired the securities there have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular. In addition, spreads in the primary mortgage market have widened significantly. While this capital market stress has not to date been reflected in the performance of the commercial mortgages in the form of increased defaults in mortgage pools underlying the Floating Rate CMBS, pricing of the Floating Rate CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. In addition, in July 2008, the credit rating for Floating Rate CMBS was downgraded to B and BB- by Standard & Poor’s and Fitch, respectively. As a result of these factors, the Company recognized $7.0 million of other-than-temporary impairment charges in the three months ended June 30, 2008 and established a new cost basis for the Floating Rate CMBS of $10.7 million. The Company had recognized $2.4 million of unrealized losses on these securities through accumulated other comprehensive gain (loss) in the consolidated statements of stockholders’ equity in previous periods, of which $0.3 million of the unrealized losses were recognized in the first quarter of 2008. The $2.4 million of unrealized losses were reclassified out of accumulated other comprehensive gain (loss) in the consolidated statements of stockholders’ equity as part of the $7.0 million other-than-temporary impairment charge included in the consolidated statements of operations for the three and six months ended June 30, 2008.

Additionally, on June 13, 2008, the Company acquired $82.0 million of investment grade securities at a discount, which accrue interest at a coupon rate of 4.5% and that are indirectly backed by CMBS (“Fixed Rate Securities”). As of June 30, 2008, the Company’s investments in Fixed Rate Securities had unrealized gains of $0.4 million, which was recognized through accumulated other comprehensive gain (loss) in the consolidated statements of stockholders’ equity during the six months ended June 30, 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The following table presents fair value and unrealized gains of the Company’s investments in marketable securities at June 30, 2008.

	Holding Period of Unrealized Gains of Investments in Marketable Securities (dollar amounts in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Floating Rate CMBS	$10,662	$-	$-	$-	$10,662	$-
Fixed Rate Securities	44,599	356	-	-	44,599	356

	$55,261	$356	$-	$-	$55,261	$356

7.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Tenant receivables, net of allowance for doubtful accounts of $473 and $234 as of June 30, 2008 and December 31, 2007, respectively	$3,502	$2,687
Deferred rent	4,996	2,437
Interest receivable on real estate loans receivable	2,771	1,631
Interest receivable on cash and cash equivalents	55	79
Interest receivable on marketable securities	266	93
Other receivables	658	3,704

	$12,248	$10,631

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

8.	DEFERRED FINANCING COSTS AND PREPAID AND OTHER ASSETS

Deferred financing costs and prepaid and other assets consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Investment in master lease, net of accumulated amortization of $750 and $321 as of June 30, 2008 and December 31, 2007, respectively	$12,611	$13,040
Deferred financing costs, net of accumulated amortization of $6,755 and $3,112 as of June 30, 2008 and December 31, 2007, respectively	8,868	10,704
Derivative instruments at fair value, net of accumulated loss of $3,000 and $1,524 as of June 30, 2008 and December 31, 2007, respectively	3,276	310
Prepaid insurance	2,076	1,428
Closing costs on loans receivable, net of accumulated amortization of $1,750 and $882 as of June 30, 2008 and December 31, 2007, respectively	2,867	1,783
Escrow deposits for future real estate purchases	1,000	1,000
Other assets and prepaid expenses	916	1,360

	$31,614	$29,625

Derivative Instruments

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2008. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Interest Rate	Effective Date	Maturity Date	Fair Value
Interest Rate Cap (1)	$405,000	5.75%	8/08/2007	8/15/2010	$501
Interest Rate Cap (1)	46,000	6.00%	8/08/2007	8/15/2009	2
Interest Rate Floor (2)	83,721	4.50%	1/30/2008	8/09/2009	1,452
Interest Rate Floor (2)	60,279	4.50%	1/30/2008	8/09/2009	1,045
Interest Rate Floor (2)	15,850	4.50%	3/09/2008	8/09/2009	276

	$610,850				$3,276

(1) The Company has not designated either of these contracts as cash flow hedges for accounting purposes. The interest rate caps have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of June 30, 2008. The gain resulting from the increase in fair value of the interest rate caps for the three and six months ended June 30, 2008 of approximately $361,000 and $192,000, respectively, is reflected on the accompanying unaudited consolidated statements of operations as an unrealized gain on derivative instruments. The Company marks the interest rate cap agreements to their estimated fair values as of each balance sheet date and records the changes in fair value in the consolidated statement of operations.

(2) The Company designated each of these three interest rate floor agreements as cash flow hedges. The interest rate floor agreements have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of June 30, 2008. Changes in the fair value of the effective portion of the interest rate floor agreements designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the three and six months ended June 30, 2008 relating to the fair value adjustments of the three interest rate floor agreements amounted to approximately $1.6 million and $627,000, respectively. During the three and six months ended June 30, 2008, the Company also amortized, as an offset to interest income, the cost of the interest rate floor agreements of approximately $695,000 and $1.0 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

9.	NOTES PAYABLE

Notes payable, all of which are interest-only loans during the term with principal payable upon maturity, consist of the following as of June 30, 2008 (in thousands):

	Principal as of 6/30/08	Principal as of 12/31/07	Average Interest Rate(1)	Fixed/ Variable Interest Rate	Maturity Date (2)
Sabal Pavilion Building - Mortgage Loan	$14,700	$14,700	6.3800%	Fixed	8/01/2036
Plaza in Clayton - Mortgage Loan	62,200	62,200	5.8990%	Fixed	10/06/2016
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	18,000	5.6725%	Fixed	12/06/2016
825 University Avenue Building - Mortgage Loan	19,000	19,000	5.5910%	Fixed	12/06/2013
Midland Industrial Buildings - Mortgage Loan	24,050	24,050	5.7550%	Fixed	1/06/2011
Crescent Green Building - Mortgage Loan	32,400	32,400	5.1800%	Fixed	2/01/2012
625 Second Street Building - Mortgage Loan	33,700	33,700	5.8500%	Fixed	2/01/2014
Sabal VI Building - Mortgage Loan	11,040	11,040	5.1400%	Fixed	10/01/2011
Sabal VI Building - Mezzanine Loan (3)	-	3,000	5.3556%	Variable	(3)
The Offices at Kensington - Mortgage Loan	18,500	18,500	5.5200%	Fixed	4/01/2014
Bridgeway Technology Center - Mortgage Loan	26,824	26,824	6.0700%	Fixed	8/01/2013
Marketable Securities - Repurchase Agreement (4)	-	13,261	4.2577%	Variable	(4)
Royal Ridge Building - Mortgage Loan	21,718	21,718	5.9600%	Fixed	9/01/2013
Plano Corporate Center I & II - Mortgage Loan	30,591	30,591	5.9000%	Fixed	9/01/2012
2200 West Loop South Building - Mortgage Loan	17,426	17,426	5.8900%	Fixed	10/01/2014
Cedar Bluffs - Mortgage Loan	4,627	4,627	5.8600%	Fixed	7/01/2011
National Industrial Portfolio - Mortgage Loan (5)	300,000	315,000	3.3369%	Variable	8/09/2009
National Industrial Portfolio - Mezzanine Loan A (5)	40,200	116,000	4.2028%	Variable	8/09/2009
National Industrial Portfolio - Mezzanine Loan B (5)	32,300	-	4.5028%	Variable	8/09/2009
National Industrial Portfolio - Mezzanine Loan C (5)	32,300	-	4.7528%	Variable	8/09/2009
National Industrial Portfolio - Mezzanine Loan D (5)	26,200	-	5.5028%	Variable	8/09/2009
National Industrial Portfolio - Mezzanine Loan E (5)	644	-	3.7428%	Variable	8/09/2009
Hartman Business Center One - Mortgage Loan (6)	9,479	9,479	4.5746%	Variable	11/09/2008
Cardinal Health - Mortgage Loan (6)	6,900	6,900	4.5746%	Variable	11/09/2008
Corporate Express - Mortgage Loan (6)	5,318	5,318	4.5746%	Variable	11/09/2008
Rickenbacker IV - Medline - Mortgage Loan (6)	9,465	9,465	4.5122%	Variable	11/15/2008
Plainfield Business Center - Mortgage Loan (6)	10,200	10,200	4.5122%	Variable	11/15/2008
Crystal Park II - Buildings D & E - Mortgage Loan (6)	12,009	12,009	4.5122%	Variable	11/15/2008
Park 75 - Dell - Mortgage Loan (6)	10,138	10,138	4.5122%	Variable	11/15/2008
Advo-Valassis - Mortgage Loan (6)	4,988	4,988	4.5486%	Variable	11/15/2008
ADP Plaza - Mortgage Loan	20,900	20,900	5.5600%	Fixed	10/01/2013
Woodfield Preserve Office Center - Mortgage Loan	80,000	68,400	5.3000%	Fixed	5/01/2011
Nashville Flex Portfolio - Mortgage Loan (6)	32,430	32,430	4.5122%	Variable	11/15/2008
Patrick Henry Corporate Center - Mortgage Loan (6)	11,100	11,100	4.5714%	Variable	11/29/2008
South Towne Corporate Center I and II - Mortgage Loan	22,500	25,200	5.3000%	Fixed	5/01/2011
Rivertech I and II - Mortgage Loan (6)	27,300	-	4.0948%	Variable	11/20/2008
Millennium I Building - Mortgage Loan	36,000	-	4.6981%	Variable	12/05/2008
Tysons Dulles Plaza - Mortgage Loan	77,721	-	4.6994%	Variable	12/06/2008

	$1,142,868	$1,008,564

(1) Represents the weighted-average interest rate for the current year to date.

(2) Represents initial maturity date or the maturity date as extended as of June 30, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) On February 22, 2008, the Company paid off the principal and interest outstanding under the note.

(4) On April 16, 2008, the Company paid off the principal and interest outstanding under the agreement.

(5) Held through a consolidated joint venture. On March 28, 2008 and May 8, 2008, the mortgage and mezzanine loans were restructured to provide for additional debt tranches with varying interest rates. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over 30-day LIBOR.

(6) On July 11, 2008, the Company paid off the principal and interest under these short-term bridge loans and completed four-year secured financing of the referenced properties described in Note 17, “Subsequent Events.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

During the three months ended June 30, 2008, the Company entered into the following financings related to its real property portfolio.

Woodfield Preserve Office Center and South Towne Corporate Center I and II Financing

On April 29, 2008, the Company, through two wholly owned subsidiaries, entered into an agreement to obtain three-year secured financing in the total amount of $106.5 million (including $4.0 million of future funding capacity) on Woodfield Preserve Office Center and South Towne Corporate Center I and II (the “Mortgage Loan”) with a financial institution. The Mortgage Loan matures on May 1, 2011 and bears interest at a fixed rate of 5.30% per annum. As part of the above transaction, the Company fully repaid two outstanding short-term bridge loans obtained at the time the Company acquired Woodfield Preserve Office Center and South Towne Corporate Center I and II.

Millennium I Building Financing

On June 5, 2008, the Company, through a wholly owned subsidiary, entered into a bridge loan with a financial institution for $36.0 million secured by the Millennium I Building (the “Millennium I Mortgage Loan”). The maturity date for the Millennium I Mortgage Loan is December 5, 2008. At the Company’s option, interest accrues under the loan at either the Prime Rate as established from time to time by the lender or 30-day LIBOR plus 225 basis points.

The loan agreements for the Millennium I Mortgage Loan contain cross-default and cross-collateralization provisions such that this loan as well as the secured loan on Tysons Dulles Plaza are cross-defaulted and cross-collateralized with each other.

Tysons Dulles Plaza Financing

On June 6, 2008, the Company, through a wholly owned subsidiary, entered into a bridge loan with a financial institution for $77.7 million secured by Tysons Dulles Plaza (the “Tysons Dulles Plaza Mortgage Loan”). The maturity date for the loan is December 6, 2008. At the Company’s option, interest accrues under the loan at either the Prime Rate as established from time to time by the lender or 30-day LIBOR plus 225 basis points.

The loan documents for the Tysons Dulles Plaza Mortgage Loan contain cross-default and cross-collateralization provisions such that this loan as well as the secured loan on the Millennium I Building are cross-defaulted and cross-collateralized with each other.

During the three and six months ended June 30, 2008, the Company incurred $12.4 million and $26.4 million of interest expense, respectively. Of this amount, $3.6 million was payable at June 30, 2008. The Company also incurred $1.9 million and $3.7 million of amortization of deferred financing costs, which is included in interest expense for the three and six months ended June 30, 2008, respectively.

The following is a schedule of maturities for all notes payable outstanding as of June 30, 2008 (in thousands):

July 1, 2008 through December 31, 2008	$253,048
2009	431,644
2010	-
2011	142,217
2012	62,991
Thereafter	252,968

$1,142,868

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Guarantees

The Company provides financial guarantees as required by creditors in connection with certain debt financing. As of June 30, 2008, the following financial guarantees were outstanding (in thousands):

	Legal Entity - Guarantor (Name of Entity)	Amount of Guarantee	Type
Sabal Pavilion Building - Mortgage Loan	KBS Limited Partnership	$1,500	Tenant Improvement & Leasing
Sabal VI Building - Mortgage Loan	KBS Limited Partnership	189	Repayment Guarantee
The Offices at Kensington - Mortgage Loan	KBS Limited Partnership	135	Repayment Guarantee
Royal Ridge Building - Mortgage Loan	KBS REIT Properties, LLC	5,000	Tenant Improvement & Leasing
ADP Plaza - Mortgage Loan	KBS REIT Properties, LLC	3,650	Tenant Improvement & Leasing

		$10,474

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts payable and other accrued liabilities	$10,766	$9,052
Accrued interest expense	3,587	4,027
Real estate taxes payable	5,744	3,490

	$20,097	$16,569

11.	OTHER LIABILITIES

Other liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Tenant security deposits	$4,758	$3,952
Prepaid rent and other	2,251	3,655

	$7,009	$7,607

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

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

At June 30, 2008, the Company held the following financial instruments measured under the SFAS 157 hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$55,261	$-	$55,261	$-
Derivative Instruments	$3,276	$-	$3,276	$-

13.	RELATED PARTY TRANSACTIONS

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Pursuant to the terms of the agreements described above, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2008 and 2007, respectively, and any related amounts payable as of June 30, 2008 and December 31, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Incurred

Expensed
Asset management fees	$5,227	$794	$8,004	$1,366

Additional Paid-in Capital
Selling commissions (1)	30,449	13,789	46,702	20,618
Dealer manager fees (1)	19,726	8,517	29,283	12,787
Reimbursements of organization and offering costs (1) (2)	1,212	1,349	2,423	1,564

Capitalized
Acquisition fees (3)	2,355	1,154	3,957	2,407

	$58,969	$25,603	$90,369	$38,742

	June 30, 2008	December 31, 2007
Payable
Expensed
Asset management fees	$4,420	$2,215
Additional Paid-in Capital
Selling commissions (1)	41	337
Dealer manager fees (1)	117	232
Reimbursements of organization and offering costs (1) (2)	557	156
Capitalized
Advances from Advisor (4)	1,600	1,600

	$6,735	$4,540

(1) Selling commissions, dealer manager fees and reimbursements of organization and offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated financial statements.

(2) Reimbursements of organization and offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs related to the Offering of $3.5 million for the six months ended June 30, 2008, including both organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were subsequently reimbursed by the Company.

(3) Represents acquisition fees related to purchases of real estate and real estate-related investments during the three and six months ended June 30, 2008. The acquisition fees for the real estate loans receivable are capitalized as deferred financing costs and prepaid and other assets in the accompanying consolidated financial statements and amortized over the life of the loans.

(4) In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending August 31, 2008 exceeds the amount of the Company’s funds from operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through August 31, 2008. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and six months ended June 30, 2008.

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

June 30, 2008

(unaudited)

Form of Compensation	Amount
Asset Management Fee*

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments, provided that with respect to the Company’s investment in the Joint Venture that owns the National Industrial Portfolio, the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the Joint Venture investment, which equals the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the Joint Venture, inclusive of expenses related thereto, and the amount of any outstanding debt associated with such properties and the Joint Venture and (ii) the percentage that represents the Company’s economic interest in the Joint Venture. The Advisor may earn a performance fee related to the joint venture investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the Joint Venture through the date of calculation. This fee is conditioned upon the Company’s funds from operations. As of June 30, 2008, the Company’s operations were sufficient to meet the funds from operations condition per the Advisory Agreement. As a result, as of June 30, 2008, the Company had accrued for incurred but unpaid performance fees of $2.2 million. Although these performance fees have been incurred as of June 30, 2008, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of June 30, 2008, $1.6 million of advances from the Advisor remain unpaid.

Although the asset management fees earned by the Advisor through June 30, 2008 have been accrued for and expensed in the appropriate period in the Company’s financial statements, the Advisor deferred, without interest, payment of the asset management fees it earned from July 2006 through September 2007. Per the terms of the Advisory Agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine. At June 30, 2008, there were $2.2 million of accrued but unpaid asset management fees for the months of July 2006 through September 2007 outstanding. The Company had paid the Advisor asset management fees earned pursuant to the Advisory Agreement for services related to the months of October 2007 through June 2008, other than the $2.2 million performance fee discussed above related to the Company’s investment in the Joint Venture that owns the National Industrial Portfolio.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Form of Compensation	Amount
Reimbursement of Operating Expenses*

The Company may reimburse certain operating expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company does not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Form of Compensation	Amount
Stock-based Compensation Awards*

The Company may issue stock-based awards to affiliates of the Advisor. As of June 30, 2008, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

* The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending June 30, 2008 or 2007.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

14.	MINORITY INTEREST

On August 8, 2007, the Company entered into an operating agreement with New Leaf Industrial Partners Fund, L.P (“New Leaf”) for the Joint Venture (the “Operating Agreement”). The purpose of the Joint Venture, which is managed by New Leaf, is to invest in 23 institutional quality industrial properties and hold a master lease with a remaining term of approximately 14.75 years with respect to another industrial property (collectively, the “National Industrial Portfolio”). The Company made an initial capital contribution of approximately $85.5 million and holds an 80% membership interest in the Joint Venture. New Leaf made an initial capital contribution of approximately $21.4 million and owns a 20% membership interest in the Joint Venture. Pursuant to the Operating Agreement, the Company and New Leaf may be required to make additional capital contributions to the Joint Venture to fund operating reserves or expenses approved by the budget or business plan.

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

So long as New Leaf is the manager of the Joint Venture, distributions will be made generally as follows: (i) first, to return to the members, pro rata, their capital contributions, (ii) second, to pay the members a return of 8%, compounded annually, (iii) third, 36% of the distributable cash to New Leaf and 64% of the distributable cash to the Company, until the Company has received a return of 10%, compounded annually, and (iv) thereafter, 44% of the distributable cash to New Leaf and 56% of the distributable cash to the Company. If New Leaf is no longer the manager in the Joint Venture, distributions will be made generally first to return to the members, pro rata, their capital contributions and second to the members pro rata in proportion to each member’s membership interest. At all times, the following special distributions may be given a higher priority: (i) special distributions to the Company necessary in connection with its status as a REIT for federal income tax purposes and (ii) special distributions to a member that has made additional capital contributions on behalf of the other.

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

June 30, 2008

(unaudited)

15.	SEGMENT INFORMATION

The Company presently operates in two business segments in the real estate markets: real property investments and investments in real estate-related assets. Under the real property investments segment, the Company invests primarily in office, industrial, and retail properties located throughout the United States. Under the real estate-related assets segment, the Company invests in and originates mezzanine loans, mortgage loans and other real estate-related assets, including mortgage-backed securities and other structured finance investments. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses.

The following tables summarize total revenues and net income for each reportable segment for the three and six months ended June 30, 2008 and 2007, respectively, and total assets and total liabilities for each reportable segment as of June 30, 2008 and December 31, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Revenues
Real Property Investments Segment	$46,425	$10,271	$91,189	$18,507
Real Estate-Related Assets Segment	15,778	2,396	27,780	3,143

Consolidated Total Revenues	$62,203	$12,667	$118,969	$21,650

Net Income (Loss)
Real Property Investments Segment	$(3,206)	$(716)	$(9,272)	$(2,240)
Real Estate-Related Assets Segment	9,129	2,403	20,700	3,151
Corporate-Level Accounts	(4,149)	175	(7,465)	(682)

Consolidated Net Income	$1,774	$1,862	$3,963	$229

	June 30, 2008	December 31, 2007
Total Assets
Real Property Investments Segment	$1,797,061	$1,527,538
Real Estate-Related Assets Segment	524,822	234,546
Corporate-Level Accounts (1)	382,340	55,088

Consolidated Total Assets	$2,704,223	$1,817,172

Total Liabilities
Real Property Investments Segment	$1,210,244	$1,052,692
Real Estate-Related Assets Segment	484	13,941
Corporate-Level Accounts (2)	17,432	11,224

Consolidated Total Liabilities	$1,228,160	$1,077,857

(1) Total assets in the corporate-level accounts consisted primarily of offering proceeds being held in the form of cash and cash equivalents of approximately $380.5 million and $53.5 million as of June 30, 2008 and December 31, 2007, respectively, for future real estate and real estate-related investments.

(2) As of June 30, 2008 and 2007, total liabilities in the corporate-level accounts consisted primarily of amounts due to affiliates for commissions, dealer manager fees, reimbursements of organizational and offering costs, accruals for legal and accounting fees and distributions payable.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2008.

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

June 30, 2008

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

17.	SUBSEQUENT EVENTS

Distributions Paid

On July 15, 2008, the Company paid distributions of approximately $9.7 million, which related to distributions declared for each day in the period from June 1, 2008 through June 30, 2008.

Distributions Declared

On July 31, 2008, the Company’s board of directors declared a daily distribution for the period from August 1, 2008 through August 31, 2008, which distribution the Company expects to pay in September 2008. On August 12, 2008, the Company’s board of directors declared a daily distribution for the period from September 1, 2008 through September 30, 2008, which distribution the Company expects to pay in October 2008, and a daily distribution for the period from October 1, 2008 through October 31, 2008, which distribution the Company expects to pay in November 2008. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending October 31, 2008 exceeds the amount of the Company’s funds from operations (as defined by NAREIT) from January 1, 2006 through October 31, 2008, see Note 13, “Related Party Transactions – Due to Affiliates.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Second Amended and Restated Dividend Reinvestment Plan

On August 12, 2008, the Company amended and restated its dividend reinvestment plan to make two clarifications. With respect to commissions on shares sold under the dividend reinvestment plan, the plan now specifically provides that to the extent permitted under state securities laws, the Company will pay selling commissions on shares of common stock purchased under the dividend reinvestment plan if the Company paid selling commissions on the underlying shares to which the distributions relate in the Offering. Participating broker-dealers may agree to waive selling commissions on dividend reinvestment plan shares in which case no selling commissions will be paid to any person in connection with sales of such shares. All sales of shares under the dividend reinvestment plan will be at the same price, which initially will be $9.50 per share, regardless of the distribution channel through which the Company sells the shares and regardless of whether a participating broker-dealer has agreed to waive selling commissions on dividend reinvestment plan shares. If no selling commissions are paid on sales of dividend reinvestment plan shares, the amount that would have been paid as a selling commission is retained and used by the Company.

The second change to the dividend reinvestment plan clarifies that three years after completion of the Company’s offering stage, participants will acquire common stock at a price equal to the estimated value per share of the Company’s common stock, as determined by the Advisor or other firm chosen by the board of directors for that purpose. The Company’s offering stage will be complete when the Company is no longer publicly offering equity securities and has not done so for one year. For the purpose of determining when the Company’s offering stage is complete, public equity offerings do not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan or redemption of interests in the Operating Partnership.

The second amended and restated dividend reinvestment plan will take effect 10 days after the filing of this Quarterly Report.

Share Redemption Program

On August 12, 2008, the Company’s board of directors approved a share redemption program plan document. Previously the share redemption program was a narrative description in the prospectus for the Offering. There are no material changes to the share redemption program. The plan document clarifies that once the Company establishes an estimated value per share, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share three years after completion of the Company’s offering stage.

The share redemption program as amended pursuant to the plan document will take effect 30 days after the filing of this Quarterly Report.

Subsequent Investments and Financings

Suwanee Pointe Financing

On July 11, 2008, the Company, through an indirect wholly owned subsidiary, completed the secured financing of Suwanee Pointe. The Company obtained four-year financing from a financial institution in the amount of approximately $9.8 million through the Portfolio Secured Mortgage Loan Facility described below.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Portfolio Secured Mortgage Loan Facility

On July 11, 2008, certain of the Company’s wholly owned subsidiaries, entered into a secured four-year mortgage loan agreement with an unaffiliated lender providing for a secured mortgage loan facility in the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The determination of the total amount of the Portfolio Secured Mortgage Loan Facility was based on a percentage of the appraised value of the properties in the portfolio that will serve as collateral for the facility. The maturity date of the loan is July 9, 2012, with two one-year extension options subject to certain conditions. The Portfolio Secured Mortgage Loan Facility bears interest at a floating rate of 220 basis points over 30-day LIBOR. The Company has purchased interest rate protection for the majority of the loan in the form of an interest rate swap agreement, effectively fixing the interest rate on a majority of the loan at 6.02%. Proceeds from the Portfolio Secured Mortgage Loan Facility were used to pay off short-term bridge loans on 11 properties, aggregating to $139.3 million as of June 30, 2008, which now secure this loan. See Note 9, “Notes Payable.” In addition, the Portfolio Secured Mortgage Loan Facility was used to fund $19.3 million of the purchase price of Great Oaks Center (see below), which secures the loan. Further, $9.8 million was drawn on this facility to finance Suwanee Pointe, which also secures the loan.

Purchase and Sale Agreement for the Five Tower Bridge Building

On July 16, 2008, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with the Company or the Advisor to purchase an eight-story office building containing 223,736 rentable square feet located on an approximate 10.3-acre parcel of land in West Conshohocken, Pennsylvania (the “Five Tower Bridge Building”). Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the Five Tower Bridge Building is approximately $73.0 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $500,000 of earnest money.

Acquisition and Related Financing of Great Oaks Center

On July 18, 2008, the Company, through an indirect wholly owned subsidiary, purchased four single-story office buildings totaling 235,224 rentable square feet (“Great Oaks Center”) from a seller unaffiliated with the Company or the Advisor. Great Oaks Center is located on an approximate 31.0-acre parcel of land in Alpharetta, Georgia. The purchase price of Great Oaks Center was approximately $34.8 million plus closing costs.

The Company funded the acquisition with a $19.3 million mortgage loan that is included in the Portfolio Secured Mortgage Loan Facility completed on July 11, 2008 (described above) and with proceeds from the Offering.

Acquisition of the University Park Buildings

On July 31, 2008, the Company, through an indirect wholly owned subsidiary, purchased two two-story office buildings containing 127,085 rentable square feet (the “University Park Buildings”) from a seller unaffiliated with the Company or the Advisor. The University Park Buildings are located on an approximate 10.9-acre parcel of land in Sacramento, California. The purchase price of the University Park Buildings was approximately $23.9 million plus closing costs.

The acquisition of the University Park Buildings was funded with proceeds from the Offering, but the Company may later place mortgage debt on the property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2008

(unaudited)

Purchase and Sale Agreement for the Meridian Tower

On August 4, 2008, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with the Company or the Advisor to purchase a 10-story office building totaling 205,659 rentable square feet located on an approximate 3.2-acre parcel of land in Tulsa, Oklahoma (the “Meridian Tower”). Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the Meridian Tower is approximately $17.5 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $300,000 of earnest money.

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

•

While we are investing the proceeds of our public offering, the high demand for the type of properties and other investments we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public. Of the 280,000,000 shares offered, 200,000,000 shares were registered in our primary public offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared the registration statement effective on January 13, 2006, and we launched our initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our initial public offering and then commenced our real estate operations. As of June 30, 2008, we had sold 172,153,293 shares of common stock in our public offering for gross offering proceeds of approximately $1.72 billion. As of June 30, 2008, we had redeemed 452,319 of the shares sold in our public offering pursuant to our share redemption program for approximately $4.4 million. We ceased offering shares of common stock in our primary offering of 200,000,000 shares on May 30, 2008, but are continuing to process subscriptions from qualified accounts. For investments by qualified accounts, subscription agreements must be dated on or before May 30, 2008 with all documents and funds received by us by the end of business on September 1, 2008. We continue to offer shares of common stock under our dividend reinvestment plan.

We have used the proceeds of our public offering to acquire and manage a diverse portfolio of real estate properties and real estate-related investments. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, KBS Capital Advisors, conducts our operations and manages our portfolio of real estate investments.

As of June 30, 2008, we owned 58 real estate properties, one master lease, 19 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage-backed loans. The 58 real estate properties total 19.7 million square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 16 office properties, one light industrial property, three corporate research properties, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and a master lease with respect to another property. At June 30, 2008, the portfolio was approximately 95% leased. Our real estate loans receivable portfolio includes three secured loans that we originated as well as six mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, two first mortgage loans, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT. Our marketable securities portfolio includes two investments in securities directly or indirectly backed by commercial mortgage-backed loans.

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

Real estate-related investments and enhanced-return properties are higher-yield and higher-risk investments that our advisor will actively manage. The real estate-related investments in which we may invest include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities such as mortgage-backed securities, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, we expect that the substantial majority of these investments will consist of mezzanine loans, commercial mortgage-backed securities (“CMBS”) and B-Notes as well as collateralized debt obligations. The enhanced-return properties that we will seek to acquire and reposition include: properties with moderate vacancies or near-term lease rollovers; poorly managed and positioned properties; properties owned by distressed sellers; and built-to-suit properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook - Real Estate and Real Estate Finance Markets

Through the end of the second quarter of 2008, the U.S. economy faced a continued slowdown as many global financial institutions continued to write-down investments in residential mortgage-backed securities. As of result of losses from these write-downs and general volatility in the markets, financial institutions have tightened underwriting standards and widened credit spreads resulting in an increasing cost of capital to finance all assets, including commercial real estate, commercial mortgage and mezzanine loans, CMBS, residential mortgage-backed securities and corporate-level debt generally. As financial institutions such as banks, insurance companies and brokers seek to replenish lost capital from write-downs and the cost of capital continues to increase, financial institutions have responded by selling real estate, loans related to real estate and other structured finance investments to raise inexpensive capital, resulting in an increased supply of these investments in the marketplace. The increased supply of these assets has driven down their value. Over the short-term, management expects continued volatility in commercial real estate values and the real estate finance and structured finance markets. This may present a short-term opportunity to acquire assets that are undervalued. However, the opportunity is hampered by the increased cost of capital and uncertainty as to when markets will stabilize.

Widening credit spreads affect not only our ability to finance real estate investments but also the value of investments in mortgage and mezzanine loans and real estate-related debt securities. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by (i) supply and demand for such mortgage loans and (ii) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of the former, the number of potential lenders in the market and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decrease. As the market tightens, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, a CMBS issuance, finance the loan under a warehouse facility, or pledge the loan in a commercial real estate collateralized debt obligation financing, the reduced fair value of the loan will impact the total proceeds that the lender will receive.

Liquidity and Capital Resources

Since breaking escrow in our initial public offering on July 5, 2006 and then commencing real estate operations with the acquisition of our first real estate investment on July 7, 2006, our principal demand for funds during the short and long-term is and will be for the acquisition of properties, loans and other real estate-related investments, the payment of operating expenses, payments under debt obligations and distributions to stockholders.

Net cash flows from financing activities for the six months ended June 30, 2008 were $867.5 million, consisting primarily of net offering proceeds of $776.1 million (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $79.5 million and redemptions of common stock of $3.5 million), aggregate borrowings related to the purchase of real estate and real estate-related investments of $244.2 million, the purchase of three separate interest rate floor agreements for $2.5 million, and borrowing and subsequent payoff of repurchase agreements totaling $99.7 million, relating to the $86.4 million financing of the Arden Portfolio Mezzanine Loans and the $13.3 million financing of marketable securities. We paid distributions of $37.5 million to our investors and repaid $96.6 million of borrowings related to our acquisitions during the six months ended June 30, 2008, bringing our aggregate borrowings related to the purchase of real estate and real estate-related investments to $1,142.9 million as of June 30, 2008. With capital and borrowings from our financing activities, we invested approximately $299.1 million in real estate and $246.1 million in real estate loans receivable, including acquisition fees and closing costs of $5.5 million, and $44.2 million in marketable securities during the six months ended June 30, 2008. Net cash provided by operating activities was $50.1 million from the operation of our real estate investments and interest income from our investments in real estate loans. At June 30, 2008, we had cash and cash equivalents of $403.2 million available for investment in properties and real estate-related investments and the repayment of debt.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2008, our liabilities totaled $1.2 billion and consisted primarily of long-term notes payable with a maturity of longer than one year of $889.9 million and short-term notes payable with a maturity of one year or less of $253.0 million. Long-term notes payable consisted of $458.2 million of fixed-rate mortgage loans with a weighted-average interest rate of 5.72% and $431.7 million of variable-rate mortgage loans with a weighted-average interest rate of 3.74% for the six months ended June 30, 2008. Short-term notes payable consisted of $253.0 million of variable-rate mortgage loans with a weighted-average interest rate of 4.49% for the six months ended June 30, 2008. These financings are described below under “—Contractual Commitments and Contingencies.”

We expect to continue to use debt to acquire properties and other real estate-related investments. Once we have fully invested the proceeds of our public offering, we expect our debt financing to be approximately 50% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2008, our borrowings were approximately 51% of the cost (before depreciation or other non-cash reserves) of all of our real estate investments.

We will obtain the capital required to purchase properties and other investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager, our advisor and their affiliates for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we will make payments to our advisor in connection with the selection and purchase of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us.

We have elected to be taxed as a REIT and to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare daily distributions that will be paid on a monthly basis. We have not established a minimum distribution level.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2008 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations (1)	$1,142,868	$253,048	$431,644	$205,208	$252,968
Interest payments on outstanding debt obligations (2)	$178,592	$31,436	$61,558	$36,783	$48,815
Outstanding funding obligations under real estate loans receivable	$19,737	$19,737	$-	$-	$-
Purchase obligations (3)	$34,750	$34,750	$-	$-	$-

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of June 30, 2008. We incurred interest expense of $26.4 million, excluding amortization of deferred financing costs totaling $3.7 million, during the six months ended June 30, 2008.

(3) As of June 30, 2008, we had entered into a purchase and sale agreement to acquire Great Oaks Center, which consists of four single-story office buildings containing 235,224 rentable square feet in Alpharetta, Georgia. These buildings were acquired by us on July 18, 2008. Subsequent to June 30, 2008, we entered into purchase and sale agreements to acquire the following investments: the Five Tower Bridge Building ($73.0 million plus closing costs), the University Park Buildings ($23.9 million plus closing costs), and the Meridian Tower ($17.5 million plus closing costs). The acquisition of the University Park Buildings was completed on July 31, 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our outstanding debt obligations as of June 30, 2008 were as follows (in thousands):

	Principal	Average Interest Rate (1)	Fixed/Variable Interest Rate	Maturity Date (2)	Percent of Total Indebtedness
Sabal Pavilion Building - Mortgage Loan	$14,700	6.3800%	Fixed	8/01/2036	1.29%
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed	10/06/2016	5.44%
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed	12/06/2016	1.57%
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed	12/06/2013	1.66%
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed	1/06/2011	2.10%
Crescent Green Building - Mortgage Loan	32,400	5.1800%	Fixed	2/01/2012	2.83%
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed	2/01/2014	2.95%
Sabal VI Building - Mortgage Loan	11,040	5.1400%	Fixed	10/01/2011	0.97%
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed	4/01/2014	1.62%
Bridgeway Technology Center - Mortgage Loan	26,824	6.0700%	Fixed	8/01/2013	2.35%
Royal Ridge Building - Mortgage Loan	21,718	5.9600%	Fixed	9/01/2013	1.90%
Plano Corporate Center I & II - Mortgage Loan	30,591	5.9000%	Fixed	9/01/2012	2.68%
2200 West Loop South Building - Mortgage Loan	17,426	5.8900%	Fixed	10/01/2014	1.52%
Cedar Bluffs - Mortgage Loan	4,627	5.8600%	Fixed	7/01/2011	0.40%
National Industrial Portfolio - Mortgage Loan (3)	300,000	3.3369%	Variable	8/09/2009	26.25%
National Industrial Portfolio - Mezzanine Loan A (3)	40,200	4.2028%	Variable	8/09/2009	3.52%
National Industrial Portfolio - Mezzanine Loan B (3)	32,300	4.5028%	Variable	8/09/2009	2.83%
National Industrial Portfolio - Mezzanine Loan C (3)	32,300	4.7528%	Variable	8/09/2009	2.83%
National Industrial Portfolio - Mezzanine Loan D (3)	26,200	5.5028%	Variable	8/09/2009	2.29%
National Industrial Portfolio - Mezzanine Loan E (3)	644	3.7428%	Variable	8/09/2009	0.06%
Hartman Business Center One - Mortgage Loan (4)	9,479	4.5746%	Variable	11/09/2008	0.83%
Cardinal Health - Mortgage Loan (4)	6,900	4.5746%	Variable	11/09/2008	0.60%
Corporate Express - Mortgage Loan (4)	5,318	4.5746%	Variable	11/09/2008	0.46%
Rickenbacker IV - Medline - Mortgage Loan (4)	9,465	4.5122%	Variable	11/15/2008	0.83%
Plainfield Business Center - Mortgage Loan (4)	10,200	4.5122%	Variable	11/15/2008	0.89%
Crystal Park II - Buildings D & E - Mortgage Loan (4)	12,009	4.5122%	Variable	11/15/2008	1.05%
Park 75 - Dell - Mortgage Loan (4)	10,138	4.5122%	Variable	11/15/2008	0.89%
Advo-Valassis - Mortgage Loan (4)	4,988	4.5486%	Variable	11/15/2008	0.44%
ADP Plaza - Mortgage Loan	20,900	5.5600%	Fixed	10/01/2013	1.83%
Woodfield Preserve Office Center - Mortgage Loan (5)	80,000	5.3000%	Fixed	5/01/2011	7.00%
Nashville Flex Portfolio - Mortgage Loan (4)	32,430	4.5122%	Variable	11/15/2008	2.84%
Patrick Henry Corporate Center - Mortgage Loan (4)	11,100	4.5714%	Variable	11/29/2008	0.97%
South Towne Corporate Center I and II - Mortgage Loan (5)	22,500	5.3000%	Fixed	5/01/2011	1.97%
Rivertech I and II - Mortgage Loan (4)	27,300	4.0948%	Variable	11/20/2008	2.39%
Millennium I Building - Mortgage Loan	36,000	4.6981%	Variable	12/05/2008	3.15%
Tysons Dulles Plaza - Mortgage Loan	77,721	4.6994%	Variable	12/06/2008	6.80%

	$1,142,868				100.00%

(1) Represents the weighted-average interest rate for the current year to date.

(2) Represents initial maturity date or the maturity date as extended as of June 30, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) Held through a consolidated joint venture. On March 28, 2008 and May 8, 2008, the mortgage and mezzanine loans were restructured to provide for additional debt tranches with varying interest rates. In the aggregate, the weighted-average interest rate of the loans is 125 basis points over 30-day LIBOR.

(4) On July 11, 2008, we paid off the principal and interest under these short-term bridge loans and completed four-year secured financing of the referenced properties described in Subsequent Events.

(5) On April 29, 2008, we paid off the principal and interest under the short-term bridge loans on these properties and completed three-year secured financing of the referenced properties, which is shown above.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the contractual obligations set forth above, at June 30, 2008, we have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

We also have a liability with respect to the payment of asset management fees earned by the advisor of approximately $4.4 million at June 30, 2008. Our advisor has agreed to defer, without interest, the payment of $2.2 million of asset management fees it has earned for the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on this criteria for payment of deferred asset management fees, on October 31, 2007, we paid our advisor $1.0 million of the $3.2 million of asset management fees that had been deferred for the months of July 2006 through September 2007. In addition, we have paid our advisor asset management fees of $8.0 million earned pursuant to the advisory agreement for services related to the months of October 2007 through June 2008. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders.

In addition to deferred asset management fees for the months of July 2006 through September 2007, we have incurred but unpaid performance fees totaling $2.2 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by the advisor only upon our meeting certain funds from operation thresholds and makes the advisor’s cumulative fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of June 30, 2008, our operations were sufficient to meet the funds from operations condition in the advisory agreement. Although these performance fees have been incurred as of June 30, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from the advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of our advisor’s deferred asset management fee.

Results of Operations

Overview

Our results of operations for the three and six months ended June 30, 2008 are not indicative of those expected in future periods as we expect that rental income and tenant reimbursements, interest income from real estate loans receivable, parking revenues and other operating income, property operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the assets acquired during the three and six months ended June 30, 2008 for an entire period and as a result of anticipated future acquisitions of real estate investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our initial public offering commenced on January 27, 2006. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on July 5, 2006, we acquired 12 real estate properties, three mezzanine real estate loans, a partial ownership interest in a third mezzanine real estate loan, a partial ownership interest in a senior mortgage loan, and an investment in CMBS during 2006 and the first six months of 2007. During the remainder of 2007 and first six months of 2008, we invested in 10 real estate properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14.75 years with respect to another industrial property. Also during this period, we acquired three mezzanine real estate loans, two B-Notes, a partial ownership interest in two mezzanine real estate loans, two loans representing senior subordinated debt of a private REIT and two first mortgage loans. We also originated three secured loans and made an investment in securities indirectly backed by CMBS. Accordingly, the results of operations presented for the three and six months ended June 30, 2008 and 2007, respectively, are not directly comparable.

Comparison of the three months ended June 30, 2008 versus the three months ended June 30, 2007

Rental income and tenant reimbursements increased from $8.6 million and $1.3 million, respectively, for the three months ended June 30, 2007 to $36.9 million and $8.8 million, respectively, for the three months ended June 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the six months ended June 30, 2008. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended June 30, 2008 for an entire period and future acquisitions of real estate assets.

Interest income from real estate loans receivable increased from $2.4 million for the three months ended June 30, 2007 to $15.5 million for the three months ended June 30, 2008, primarily as a result of the growth in the real estate loans receivable portfolio during 2007 and the six months ended June 30, 2008. While interest income from real estate loans receivable is expected to continue to increase in future periods compared to historical periods, as a result of owning assets acquired during the three months ended June 30, 2008 for the entire period and future acquisitions of real estate loans receivable, interest income on loans receivable will also be dependent on our ability to reinvest maturing real estate loans receivable at similar yields. The Tribeca Loans, which contributed $2.8 million or 18% of interest income from real estate loans receivable for the three months ended June 30, 2008, are scheduled to mature on November 1, 2008. The Arden Portfolio Mezzanine loans, which contributed $4.9 million or 32% of interest income from real estate loans receivable during the three months ended June 30, 2008, are scheduled to mature on August 9, 2009.

Parking revenues and other operating income increased from $0.4 million for the three months ended June 30, 2007 to $0.9 million for the three months ended June 30, 2008. The increase is primarily related to parking revenues totaling $0.2 million from 2200 West Loop South Building and ADP Plaza, which were purchased in September 2007 and November 2007, respectively, and loan receivable extension fees from the Tribeca Senior Mortgage Participation of $0.3 million. Parking and other operating income may increase in future periods, as compared to historical periods, as a result of future acquisitions of real estate assets.

Property operating costs and real estate and other property-related taxes increased from $1.5 million and $1.2 million, respectively, for the three months ended June 30, 2007 to $7.6 million and $6.2 million, respectively, for the three months ended June 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the six months ended June 30, 2008. Property operating costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended June 30, 2008 for an entire period and future acquisitions of real estate assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $0.8 million for the three months ended June 30, 2007 to $5.2 million for the three months ended June 30, 2008 as a result of the growth in the portfolio during 2007 and the six months ended June 30, 2008. As of June 30, 2008, we have paid the advisor asset management fees earned pursuant to the advisory agreement for services related to the months of October 2007 through June 2008, other than $2.2 million of performance fees discussed below. In addition, the payment of asset management fees earned by our advisor from July 2006 through September 2007 of $2.2 million has been deferred without interest. Although, pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. As of June 30, 2008, our advisor had also earned $2.2 million of performance fees related to our joint venture investment in the National Industrial Portfolio, which are included in the $5.2 million of asset management fees for the three months ended June 30, 2008. The performance fee is incurred but unpaid as of June 30, 2008. The performance fee is earned by the advisor only upon our meeting certain funds from operation thresholds and makes the advisor’s cumulative fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of June 30, 2008, our operations were sufficient to meet the funds from operations condition in the advisory agreement. Although these performance fees have been incurred as of June 30, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from the advisor. Advances from the advisor total $1.6 million and have not been paid as of June 30, 2008.

General and administrative expenses increased from $0.9 million for the three months ended June 30, 2007 to $1.3 million for the three months ended June 30, 2008. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make additional investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $4.7 million for the three months ended June 30, 2007 to $22.0 million for the three months ended June 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the six months ended June 30, 2008. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended June 30, 2008 for an entire period and future acquisitions of real estate assets.

We have financed the acquisition of our investments in part with debt. See above “—Contractual Commitments and Contingencies.” Interest expense (including amortization of deferred financing costs) increased from $3.5 million for the three months ended June 30, 2007 to $14.3 million for the three months ended June 30, 2008, primarily as a result of our use of debt in acquiring real property investments during 2007 and the six months ended June 30, 2008. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our public offering, the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

During the three months ended June 30, 2008, we recognized an other-than-temporary impairment of marketable securities of approximately $7.0 million. The other-than-temporary impairment was recognized due to a prolonged decrease of the market value of our floating rate CMBS below our cost basis and a downgrade in the credit rating of these securities in July 2008.

Interest income increased from $1.9 million for the three months ended June 30, 2007 to $2.4 million for the three months ended June 30, 2008, due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments and an increase in gross offering proceeds raised from $246.0 million for the three months ended June 30, 2007 to $577.4 million for the three months ended June 30, 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income of $1.9 million was recognized for the three months ended June 30, 2007 as compared to net income of $1.8 million for the three months ended June 30, 2008, due primarily to increased revenue as a result of significant real estate and real estate loans receivable acquisitions during 2007 and the six months ended June 30, 2008 and lower operating expenses as a percentage of revenue offset by other-than-temporary impairment of marketable securities of $7.0 million for the three months ended June 30, 2008.

Comparison of the six months ended June 30, 2008 versus the six months ended June 30, 2007

Rental income and tenant reimbursements increased from $15.3 million and $2.5 million, respectively, for the six months ended June 30, 2007 to $71.3 million and $18.7 million, respectively, for the six months ended June 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the six months ended June 30, 2008. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the six months ended June 30, 2008 for an entire period and future acquisitions of real estate assets.

Interest income from real estate loans receivable increased from $3.1 million for the six months ended June 30, 2007 to $27.5 million for the six months ended June 30, 2008, primarily as a result of the growth in the real estate loans receivable portfolio during 2007 and the six months ended June 30, 2008. While interest income from real estate loans receivable is expected to continue to increase in future periods compared to historical periods, as a result of owning assets acquired during the six months ended June 30, 2008 for the entire period and future acquisitions of real estate loans receivable, interest income on loans receivable will also be dependent on our ability to reinvest maturing real estate loans receivable at similar yields. The Tribeca Loans, which contributed $5.7 million or 21% of interest income from real estate loans receivable for the six months ended June 30, 2008, are scheduled to mature on November 1, 2008. The Arden Portfolio Mezzanine loans, which contributed $8.0 million or 29% of interest income from real estate loans receivable during the six months ended June 30, 2008, are scheduled to mature on August 9, 2009.

Parking revenues and other operating income increased from $0.7 million for the six months ended June 30, 2007 to $1.5 million for the six months ended June 30, 2008. The increase is primarily related to parking revenues totaling $0.4 million from 2200 West Loop South Building and ADP Plaza, which were purchased in September 2007 and November 2007, respectively, and Tribeca Senior Mortgage Participation loan receivable extension fees of $0.3 million. Parking and other operating income may increase in future periods, as compared to historical periods, as a result of future acquisitions of real estate assets.

Property operating costs and real estate and other property-related taxes increased from $2.8 million and $2.4 million, respectively, for the six months ended June 30, 2007 to $15.7 million and $12.1 million, respectively, for the six months ended June 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the six months ended June 30, 2008. Property operating costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the six months ended June 30, 2008 for an entire period and future acquisitions of real estate assets.

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $1.4 million for the six months ended June 30, 2007 to $8.0 million for the six months ended June 30, 2008 as a result of the growth in the portfolio during 2007 and the six months ended June 30, 2008 and the recognition of incurred but unpaid performance fees totaling $2.2 million related to our joint venture investment in the National Industrial Portfolio. The payment of asset management fees from July 2006 through September 2007 has been deferred as explained above.

General and administrative expenses increased from $1.5 million for the six months ended June 30, 2007 to $2.5 million for the six months ended June 30, 2008. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make additional investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $8.6 million for the six months ended June 30, 2007 to $44.4 million for the six months ended June 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the six months ended June 30, 2008. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the six months ended June 30, 2008 for an entire period and future acquisitions of real estate assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense (including amortization of deferred financing costs) increased from $6.9 million for the six months ended June 30, 2007 to $30.1 million for the six months ended June 30, 2008, primarily as a result of our use of debt in acquiring real property investments during 2007 and the six months ended June 30, 2008. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our public offering, the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

During the six months ended June 30, 2008, we recognized an other-than-temporary impairment of marketable securities of approximately $7.0 million. The other-than-temporary impairment was recognized due to a prolonged decrease of the market value of our floating rate CMBS below our cost basis and a downgrade in the credit rating of these securities in July 2008.

Interest income increased from $2.3 million for the six months ended June 30, 2007 to $3.2 million for the six months ended June 30, 2008 due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments and an increase in gross offering proceeds raised from $369.1 million for the six months ended June 30, 2007 to $859.1 million for the six months ended June 30, 2008.

Net income of $0.2 million was recognized for the six months ended June 30, 2007 as compared to net income of $4.0 million for the six months ended June 30, 2008 due primarily to increased revenue as a result of significant real estate and real estate loans receivable acquisitions during 2007 and the six months ended June 30, 2008 and lower operating expenses as a percentage of revenue offset by other-than-temporary impairment of marketable securities of $7.0 million for the six months ended June 30, 2008.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) may be paid by our advisor, the dealer manager and their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder and expenses of the advisor for administrative services related to the issuance of shares; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging, and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee, and other organization and offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and the dealer manager fee) of $10.4 million through June 30, 2008; all such amounts have been reimbursed as of June 30, 2008. Such costs are only a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our initial public offering through June 30, 2008, including shares sold through our dividend reinvestment plan, we had sold 172,153,293 shares for gross offering proceeds of $1.72 billion and recorded organization and offering costs of $15.5 million and selling commissions and dealer manager fees of $153.2 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2008 and 2007, respectively (in thousands, except share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,774	$1,862	$3,963	$229
Add:
Depreciation of real estate assets	7,593	2,796	14,846	5,082
Amortization of lease-related costs	14,399	1,948	29,524	3,528
Deduct:
Adjustments for minority interest in consolidated entity (1)	(1,672)	-	(3,607)	-

FFO	$22,094	$6,606	$44,726	$8,839

Weighted-average shares outstanding, basic and diluted	144,176,496	35,481,479	120,978,761	25,975,536

(1) Relates to consolidated joint venture minority interest portion of depreciation of real estate assets in the amount of $483 and $963 and amortization of lease-related costs in the amount of $1,189 and $2,644 for the three and six months ended June 30, 2008, respectively.

Set forth below is additional information related to certain noncash items included in net income above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noncash Items Included in Net Income:

•

Revenues in excess of actual cash received of $1.0 million (net of adjustment for minority interest of $51,365) for the three months ended June 30, 2008 and $0.3 million for the three months ended June 30, 2007, and $2.4 million (net of adjustment for minority interest of $0.1 million) for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007, as a result of straight-line rent;

•

Revenues in excess of actual cash received of approximately $1.1 million (net of adjustment for minority interest of $0.2 million) for the three months ended June 30, 2008 and $0.3 million for the three months ended June 30, 2007, and approximately $2.5 million (net of adjustment for minority interest of $0.6 million) for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007, respectively, as a result of amortization of above-market/below-market in-place leases;

•

Amortization of deferred financing costs related to notes payable of approximately $1.7 million (net of adjustment for minority interest of $0.2 million) for the three months ended June 30, 2008 and $89,320 for the three months ended June 30, 2007 were recognized as interest expense; and approximately $3.3 million (net of adjustment for minority interest of $0.5 million) for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007 were recognized as interest expense;

•	Amortization of discounts on real estate loans receivable of $5.7 million and $9.4 million were recognized for the three and six months ended June 30, 2008, respectively;

•	Other-than-temporary impairment of marketable securities of $7.0 million was recognized for the three and six months ended June 30, 2008; and

•

Gain on an interest rate cap of $0.3 million and $0.2 million (net of adjustment for minority interest of $72,265 and $38,444) were recognized for the three and six months ended June 30, 2008, respectively.

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

Depreciation and Amortization

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Purchase Price Allocation

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as a reduction or increase to rental income, respectively, over the remaining non-cancelable terms of the respective leases, which range from one month to 12 years. Should a tenant terminate its lease, the unamortized portion of the above-market or below-market lease intangible associated with that tenant’s lease would be charged to rental income in that period.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. We include the amortization of tenant origination and absorption costs as depreciation and amortization expense on the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases, which range from one month to 12 years. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with that tenant would be charged to expense in that period.

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

Impairment of Real Estate Assets and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the six months ended June 30, 2008 and 2007.

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

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income. We recorded no impairment losses during the six months ended June 30, 2008 and 2007.

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

We account for our CMBS in accordance with the Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF 99-20, we review on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on our quarterly estimate of cash flows that a market participant would use to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. We calculate a revised yield for the security based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield for the securities is then applied prospectively to recognize interest income. If there have been no adverse changes to our assumptions and the change in value is solely due to interest rate changes, we do not recognize an impairment of our CMBS investments in our consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

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

Interest income from loans receivable, including any discounts and premiums, is recognized based on the contractual terms of the debt instrument. Fees related to any buydown of interest rate are deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income using the effective interest method. Closing costs related to the purchase of the loan receivable are amortized over the term of the loan and accreted as an adjustment against interest income using the effective interest method.

Income Taxes

We have elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Derivative Instruments

In the normal course of business, we use certain types of derivative instruments for the purpose of managing or hedging interest rate risks. We have entered into various interest rate cap and floor agreements to hedge our exposure to changing interest rates on variable-rate real estate loans receivable and notes payable. We account for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are amortized as adjustments to interest income or expense, respectively, based on the fair value and intrinsic value of the related derivative instrument.

Subsequent Events

Distribution Declaration

On July 31, 2008, our board of directors declared a daily distribution for the period from August 1, 2008 through August 31, 2008, which distribution we expect to pay in September 2008. On August 12, 2008, our board of directors declared a daily distribution for the period from September 1, 2008 through September 30, 2008, which distribution we expect to pay in October 2008, and a daily distribution for the period from October 1, 2008 through October 31, 2008, which distribution we expect to pay in November 2008. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions we declare from January 1, 2006 through the period ending October 31, 2008 exceeds the amount of our FFO (as defined by NAREIT) from January 1, 2006 through October 31, 2008.

Second Amended and Restated Dividend Reinvestment Plan

On August 12, 2008, we amended and restated our dividend reinvestment plan to make two clarifications. With respect to commissions on shares sold under the dividend reinvestment plan, the plan now specifically provides that to the extent permitted under state securities laws, we will pay selling commissions on shares of common stock purchased under the dividend reinvestment plan if we paid selling commissions on the underlying shares to which the distributions relate in our initial public offering. Participating broker-dealers may agree to waive selling commissions on dividend reinvestment plan shares in which case no selling commissions will be paid to any person in connection with sales of such shares. All sales of shares under the dividend reinvestment plan will be at the same price, which initially will be $9.50 per share, regardless of the distribution channel through which we sell the shares and regardless of whether a participating broker-dealer has agreed to waive selling commissions on dividend reinvestment plan shares. If no selling commissions are paid on sales of dividend reinvestment plan shares, the amount that would have been paid as a selling commission is retained and used by us.

The second change to the dividend reinvestment plan clarifies that three years after completion of our offering stage, participants will acquire common stock at a price equal to the estimated value per share of the our common stock, as determined by our advisor or other firm chosen by the board of directors for that purpose. Our offering stage will be complete when we are no longer publicly offering equity securities and have not done so for one year. For the purpose of determining when our offering stage is complete, public equity offerings do not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan or redemption of interests in the Operating Partnership.

The second amended and restated dividend reinvestment plan will take effect 10 days after the filing of this Quarterly Report. The second amended and restated dividend reinvestment plan is filed as an exhibit to this Quarterly Report, which is available at the SEC’s Web site at http://www.sec.gov.

Share Redemption Program

On August 12, 2008, our board of directors approved a share redemption program plan document. Previously the share redemption program was a narrative description in the prospectus for our initial public offering. There are no material changes to the share redemption program. The plan document clarifies that once we establish an estimated value per share, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share three years after completion of our offering stage.

The share redemption program as amended pursuant to the plan document will take effect 30 days after the filing of this Quarterly Report. The share redemption program plan document is filed as an exhibit to this Quarterly Report, which is available at the SEC’s Web site at http://www.sec.gov.

Investments and Financings Subsequent to June 30, 2008

Suwanee Pointe Financing

On July 11, 2008, we, through an indirect wholly owned subsidiary, completed the secured financing of Suwanee Pointe. We obtained four-year financing from a financial institution in the amount of approximately $9.8 million through the Portfolio Secured Mortgage Loan Facility described below.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Portfolio Secured Mortgage Loan Facility

On July 11, 2008, certain of our wholly owned subsidiaries, entered into a secured four-year mortgage loan agreement with an unaffiliated lender providing for a secured mortgage loan facility in the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The determination of the total amount of the Portfolio Secured Mortgage Loan Facility was based on a percentage of the appraised value of the properties in the portfolio that will serve as collateral for the facility. The maturity date of the loan is July 9, 2012, with two one-year extension options subject to certain conditions. The Portfolio Secured Mortgage Loan Facility bears interest at a floating rate of 220 basis points over 30-day LIBOR. We have purchased interest rate protection for the majority of the loan in the form of an interest rate swap agreement, effectively fixing the interest rate on a majority of the loan at 6.02%. Proceeds from the Portfolio Secured Mortgage Loan Facility were used to pay off short-term bridge loans on 11 properties, aggregating to $139.3 million as of June 30, 2008, which now secure this loan. See Note 9, “Notes Payable.” In addition, the Portfolio Secured Mortgage Loan Facility was used to fund $19.3 million of the purchase price of Great Oaks Center (see below), which secures the loan. Further, $9.8 million was drawn on this facility to finance Suwanee Pointe, which also secures the loan.

Purchase and Sale Agreement for the Five Tower Bridge Building

On July 16, 2008, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with us or our advisor to purchase an eight-story office building containing 223,736 rentable square feet located on an approximate 10.3-acre parcel of land in West Conshohocken, Pennsylvania (the “Five Tower Bridge Building”). Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the Five Tower Bridge Building is approximately $73.0 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $500,000 of earnest money.

Acquisition and Related Financing of Great Oaks Center

On July 18, 2008, we, through an indirect wholly owned subsidiary, purchased four single-story office buildings totaling 235,224 rentable square feet (“Great Oaks Center”) from a seller unaffiliated with us or our advisor. Great Oaks Center is located on an approximate 31.0-acre parcel of land in Alpharetta, Georgia. The purchase price of Great Oaks Center was approximately $34.8 million plus closing costs.

We funded the acquisition with a $19.3 million mortgage loan that is included in the Portfolio Secured Mortgage Loan Facility completed on July 11, 2008 (described above) and with proceeds from our public offering.

Acquisition of the University Park Buildings

On July 31, 2008, we, through an indirect wholly owned subsidiary, purchased two two-story office buildings containing 127,085 rentable square feet (the “University Park Buildings”) from a seller unaffiliated with us or our advisor. The University Park Buildings are located on an approximate 10.9-acre parcel of land in Sacramento, California. The purchase price of the University Park Buildings was approximately $23.9 million plus closing costs.

The acquisition of the University Park Buildings was funded with proceeds from our public offering, but we may later place mortgage debt on the property.

Purchase and Sale Agreement for the Meridian Tower

On August 4, 2008, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with us or our advisor to purchase a 10-story office building totaling 205,659 rentable square feet located on an approximate 3.2-acre parcel of land in Tulsa, Oklahoma (the “Meridian Tower”). Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of the Meridian Tower is approximately $17.5 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $300,000 of earnest money.

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

As of June 30, 2008, we had $458.2 million of fixed-rate debt and $684.7 million of variable-rate debt outstanding. The weighted-average interest rate on the fixed-rate debt was 5.72% and the weighted-average interest rate on the variable-rate debt was 4.17% as of June 30, 2008. At June 30, 2008, the estimated fair market value of our fixed-rate debt was $446.7 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed-rate debt as of June 30, 2008, would decrease by approximately $20.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed-rate debt as of June 30, 2008 would increase by approximately $21.4 million. If the weighted-average interest rate on our variable-rate debt outstanding at June 30, 2008 is 100 basis points higher or lower during the 12 months ended June 30, 2009, our interest expense would be increased or decreased by approximately $6.8 million annually.

We are also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and mezzanine loans. As of June 30, 2008, we had acquired, through wholly owned subsidiaries, six mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, two first mortgage loans, a partial ownership interest in a senior mortgage loan, and two loans representing senior subordinated debt of a private REIT and had originated three mortgage loans as follows:

Investments in Tribeca Loans

As of June 30, 2008, we had invested an aggregate of $47.9 million in two mezzanine loans and $19.1 million in a participation interest in the senior mortgage loans related to the conversion of an eight-story loft building into a 10-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”).

The Tribeca Mezzanine Loans

On July 18, 2006, we purchased, through an indirect wholly owned subsidiary, a $15.9 million junior mezzanine real estate loan (the “First Tribeca Mezzanine Loan”). The purchase price of the First Tribeca Mezzanine Loan was approximately $12.9 million plus closing costs, which was the amount funded to the borrower under the loan as of the date of acquisition. After the closing, we remained obligated to fund an additional $3.0 million under the loan for future costs related to the conversion of the Tribeca Building. As of June 30, 2008, we had fully funded the $15.9 million First Tribeca Mezzanine Loan.

The First Tribeca Mezzanine Loan bears interest at a variable rate equal to 30-day LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. At June 30, 2008, the 30-day LIBOR rate was 2.4625%. The maturity date of the First Tribeca Mezzanine Loan has been extended to November 1, 2008. Prior to maturity, the borrower under the First Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. Prior to satisfaction of the loan, the borrower shall pay us an amount that brings the annualized internal rate of return on the First Tribeca Mezzanine Loan up to 25%. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, interest income from the First Tribeca Mezzanine Loan would be increased or decreased by approximately $159,000 annually assuming the $15.9 million of principal remains outstanding throughout the period.

On May 3, 2007, through an indirect wholly owned subsidiary, we closed on a second junior mezzanine loan investment in the approximate amount of $31.2 million (the “Second Tribeca Mezzanine Loan”) related to the conversion of the Tribeca Building. The Second Tribeca Mezzanine Loan is in substantially the form of an increase of the First Tribeca Mezzanine Loan.

The Second Tribeca Mezzanine Loan bears interest at a fixed rate of 25% per annum. The maturity date of the Second Tribeca Mezzanine Loan has been extended to November 1, 2008. Prior to maturity, the borrower under the Second Tribeca Mezzanine Loan is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the Second Tribeca Mezzanine Loan as of June 30, 2008 would be decreased by approximately $126,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Second Tribeca Mezzanine Loan as of June 30, 2008 would be increased by approximately $126,000.

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

The Senior Mortgage Participation is a 25% interest in three senior mortgage loans as well as an “interest-only” participation in the same mortgage loans. The three mortgage loans consist of (i) a senior mortgage loan in the principal amount of $62.5 million, (ii) a building mortgage loan in the principal amount of up to $37.9 million and (iii) a project mortgage loan in the principal amount of $2.8 million. As of June 30, 2008, all amounts under the three mortgage loans had been advanced.

The $76.6 million currently outstanding under the senior mortgage loans bears interest at a variable rate of 30-day LIBOR plus 2.4625%, including the interest rate on the “interest-only” participation in the mortgage loans. The maturity date of the Senior Mortgage Participation has been extended to November 1, 2008. Prior to maturity, the borrower under the senior mortgage loans is required to make monthly interest-only payments to us, with the outstanding principal balance being due at maturity. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, interest income from the Senior Mortgage Participation would be increased or decreased by approximately $191,000 annually, assuming the $19.1 million of principal remains outstanding throughout the period.

Sandmar Mezzanine Loan

On January 9, 2007, we purchased, through an indirect wholly owned subsidiary, an $8.0 million mezzanine real estate loan (the “Sandmar Mezzanine Loan”). The Sandmar Mezzanine Loan bears interest at a fixed rate of 12% and has an initial maturity date of January 1, 2017. Prior to the maturity date, the borrowers under the Sandmar Mezzanine Loan are required to make monthly interest-only payments to us, with the outstanding principal balance being due on the maturity date. If interest rates increase by 100 basis points, the fair market value of the Sandmar Mezzanine Loan as of June 30, 2008 would be decreased by approximately $413,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the Sandmar Mezzanine Loan as of June 30, 2008 would be increased by approximately $443,000.

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

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, interest income from the Park Central Mezzanine Loan would be increased or decreased by $150,000 annually assuming our $15.0 million interest in the principal of the Park Central Mezzanine Loan remains outstanding throughout the period.

200 Professional Drive Loan Origination

On July 31, 2007, we originated, through an indirect wholly owned subsidiary, a senior, secured bridge loan of up to $10.5 million on 200 Professional Drive (the “200 Professional Drive Mortgage Loan”). As of June 30, 2008, $8.5 million of the loan had been funded, and the remaining $2.0 million will be funded over the term of the loan. The 200 Professional Drive Mortgage Loan is for a term of 24 months with one 12-month extension option and bears interest at a variable annual rate of 300 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 5.0%.

If 30-day LIBOR is 100 basis points higher during the 12 months ended June 30, 2009, interest income from the 200 Professional Drive Mortgage Loan would be increased by $85,000 annually, assuming the $8.5 million in principal remains outstanding throughout the period. If 30-day LIBOR is 100 basis points lower during the 12 months ended June 30, 2009, interest income would be decreased by approximately $39,000 subject to a minimum interest rate of 5.0%, assuming the $8.5 million in principal remains outstanding throughout the period.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (continued)

Lawrence Village Plaza Loan Origination

On August 6, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $8.3 million on Lawrence Village Plaza (the “Lawrence Village Plaza Mortgage Loan”). As of June 30, 2008, $6.2 million of the loan had been funded, and the remaining $2.1 million will be funded over the term of the loan. The Lawrence Village Plaza Mortgage Loan is for a term of 36 months and bears interest at a variable annual rate of 250 basis points over 30-day LIBOR, adjusted on a monthly basis, provided that the rate may not be less than 7.5%.

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, there would be no impact on interest income as the interest rate at June 30, 2008 was at the minimum interest rate under the loan agreement of 7.5%, assuming the $6.2 million in principal remains outstanding throughout the period.

11 South LaSalle Loan Origination

On August 8, 2007, we originated, through an indirect wholly owned subsidiary, a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Mortgage Loan”). As of June 30, 2008, $27.6 million of the loan had been funded with $15.7 million remaining to be funded over the term of the loan.

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

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, there would be no impact on interest income as the interest rate at June 30, 2008 was at the minimum interest rate under the loan agreement of 7.95%, assuming the $27.6 million in principal remains outstanding throughout the period.

Investment in the San Diego Office Portfolio B-Note

On October 26, 2007, we purchased, through an indirect wholly owned subsidiary, a promissory note with an original and current principal balance of $20.0 million (the “San Diego Office Portfolio B-Note”). We paid $13.4 million for the San Diego Office Portfolio B-Note. The San Diego Office Portfolio B-Note has a stated fixed interest rate of 5.775%, but an annual effective interest rate of 11.3%, including amortization of the discount over the term of the note. The initial maturity date of the note is October 11, 2017. Prior to maturity, the borrower under the San Diego Office Portfolio B-Note is required to make monthly interest-only payments, with the outstanding principal balance being due at maturity. If interest rates increase by 100 basis points, the fair market value of the San Diego Office Portfolio B-Note as of June 30, 2008 would decrease by approximately $868,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the San Diego Office Portfolio B-Note as of June 30, 2008 would increase by approximately $943,000.

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

If interest rates increase by 100 basis points, the fair market values of the Tranche A Loan and the Tranche B Loan as of June 30, 2008 would decrease by approximately $197,000 and $306,000, respectively. If interest rates decrease by 100 basis points, the aggregate fair market values of the Tranche A Loan and the Tranche B Loan as of June 30, 2008 would increase by approximately $199,000 and $310,000, respectively.

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

If interest rates increase by 100 basis points, the fair market value of the 4929 Wilshire B-Note as of June 30, 2008 would decrease by approximately $156,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the 4929 Wilshire B-Note as of June 30, 2008 would increase by approximately $169,000.

Investment in Artisan Multifamily Portfolio Mezzanine Loan

On December 11, 2007, we purchased, through an indirect wholly owned subsidiary, a $20.0 million mezzanine loan (the “Artisan Multifamily Portfolio Mezzanine Loan”). The purchase price of the Artisan Multifamily Portfolio Mezzanine Loan was approximately $15.9 million plus closing costs. The Artisan Multifamily Portfolio Mezzanine Loan has an initial maturity date of August 9, 2009 with three one-year extension options and bears interest at a floating rate of one-month LIBOR plus 250 basis points. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, interest income from the Artisan Multifamily Portfolio Mezzanine Loan would be increased or decreased by $200,000 annually.

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

If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, there would be no impact on interest income as the LIBOR rate at June 30, 2008 was at 2.4625% which was below the minimum LIBOR rate under the interest rate floor agreements of 4.5%.

Investment in San Antonio Business Park Mortgage Loan

On March 28, 2008, we, through an indirect wholly owned subsidiary, purchased a first mortgage loan with an original balance of $30.6 million (the “San Antonio Business Park Mortgage Loan”). The purchase price of the loan was approximately $23.8 million plus closing costs. The San Antonio Business Park Mortgage Loan matures on November 11, 2017 and bears interest at a rate of 6.54% through November 11, 2010, and 6.94% thereafter.

If interest rates increase by 100 basis points, the fair market value of the San Antonio Business Park Mortgage Loan as of June 30, 2008 would decrease by approximately $1.5 million. If interest rates decrease by 100 basis points, the aggregate fair market value of the San Antonio Business Park Mortgage Loan as of June 30, 2008 would increase by approximately $1.6 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (continued)

Investment in the 2600 Michelson Mezzanine Loan

On June 2, 2008, we, through an indirect wholly owned subsidiary, purchased at a discount a $15.0 million mezzanine loan (the “2600 Michelson Mezzanine Loan”). The 2600 Michelson Mezzanine Loan matures on May 11, 2017 and bears interest at a fixed rate of 8.00%.

If interest rates increase by 100 basis points, the fair market value of the 2600 Michelson Mezzanine Loan as of June 30, 2008 would decrease by approximately $437,000. If interest rates decrease by 100 basis points, the aggregate fair market value of the 2600 Michelson Mezzanine Loan as of June 30, 2008 would increase by approximately $471,000.

Investment in the 18301 Von Karman First Mortgage and Mezzanine Loans

On June 12, 2008, we, through an indirect wholly owned subsidiary, purchased at a discount a $76.0 million first mortgage loan and a $9.0 million mezzanine loan (the “Von Karman Loans”). The Von Karman Loans have fixed interest rates of 5.73% and maturity dates of May 11, 2017.

If interest rates increase by 100 basis points, the fair market value of the Von Karman Loans as of June 30, 2008 would decrease by approximately $3.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of the Von Karman Loans as of June 30, 2008 would increase by approximately $4.2 million.

Investment in Marketable Securities

At June 30, 2008, we held two investments in securities classified as available for sale. On April 19, 2007, we acquired at a discount approximately $17.8 million of CMBS that accrue interest at a coupon rate of 30-day LIBOR plus 2.30%. If 30-day LIBOR is 100 basis points higher or lower during the 12 months ended June 30, 2009, interest income from this security would be increased or decreased by $178,000 annually assuming the mortgages underlying this security remain outstanding throughout the period. Additionally, on June 13, 2008, we acquired $82.0 million of investment grade securities at a discount, which accrue interest at a coupon rate of 4.5% and that are indirectly backed by CMBS. If interest rates increase by 100 basis points, the fair market value of this security as of June 30, 2008 would decrease by approximately $2.8 million. If interest rates decrease by 100 basis points, the aggregate fair market value of this security as of June  30, 2008 would increase by approximately $3.0 million.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through June 30, 2008, all of which is outstanding. Of the $1.6 million advanced from our advisor to cover distributions and expenses in excess of revenues as of June 30, 2008, no amount has been advanced since January 2007. We are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

Our advisor has deferred, without interest, the payment of approximately $2.2 million of accrued but unpaid asset management fees related to the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on these criteria for payment of deferred asset management fees, on October 31, 2007 we paid the advisor $1.0 million of the $3.2 million of asset management fees that had been accrued but unpaid for the months of July 2006 through September 2007. In addition, we have paid our advisor asset management fees of $8.0 million earned pursuant to the advisory agreement for services related to the months of October 2007 through June 2008. If necessary in future periods, the advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s accrued but unpaid asset management fee.

In addition to deferred asset management fees for the months of July 2006 through September 2007, we have incurred but unpaid performance fees totaling $2.2 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by the advisor only upon our meeting certain funds from operation thresholds and makes the advisor’s cumulative fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of June 30, 2008, our operations were sufficient to meet the funds from operations condition in the advisory agreement. Although these performance fees have been incurred as of June 30, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from the advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of our advisor’s deferred asset management fee.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006. We ceased offering shares of common stock in our primary offering of 200,000,000 shares on May 30, 2008 but are continuing to process subscriptions from qualified accounts. For investments by qualified accounts, subscription agreements must be dated on or before May 30, 2008 with all documents and funds received by us by the end of business on September 1, 2008. We are continuing to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all 80,000,000 shares.

We offered the 200,000,000 shares in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. KBS Capital Markets Group LLC, an affiliate of our advisor, is the dealer manager of our offering.

As of June 30, 2008, including shares sold through our dividend reinvestment plan, we had sold 172,153,293 shares for gross offering proceeds of $1.72 billion. As of June 30, 2008, we had redeemed 452,319 of the shares sold in our public offering pursuant to our share redemption program for approximately $4.4 million. At June 30, 2008, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$153,187	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Other organization and offering costs	15,538	Actual

Total expenses	$168,725	Actual

From the commencement of our initial public offering through June 30, 2008, the net offering proceeds to us, after deducting the total expenses paid as described above, were $1.5 billion, including net offering proceeds from our dividend reinvestment plan of $31.9 million, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our initial public offering and debt financing to purchase or fund $2.3 billion of real estate and real estate-related investments, including $30.3 million in acquisition fees and closing costs.

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

We may amend, suspend or terminate the program upon 30 days’ notice.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2008, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	101,024	$9.85	(3)
February 2008	21,619	$9.55	(3)
March 2008	17,146	$9.54	(3)
April 2008	115,642	$9.81	(3)
May 2008	34,183	$9.48	(3)
June 2008	67,445	$9.60	(3)

Total	357,059

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the prospectus that is part of Pre-Effective Amendment no. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.3	Second Amended and Restated Dividend Reinvestment Plan

4.4	Share Redemption Program

10.1	Amendment no. 3 to Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of May 9, 2008, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.2	Second Amended and Restated Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.3	Amended and Restated Replacement Mezzanine A Promissory Note (Note A) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

10.4	Mezzanine B Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz B, LLC and Normandy NIP Holdings, LLC, dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.5	Mezzanine B Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz B, LLC and Normandy NIP Holdings, LLC, dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.6	Mezzanine C Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz C, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.7	Mezzanine C Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz C, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.8	Mezzanine D Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz D, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.9	Mezzanine D Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz D, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.10	Mezzanine E Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz E, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.11	Mezzanine E Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz E, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

10.12	Amendment no. 4 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of July 31, 2008

10.13	Amendment no. 5 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of August 12, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2008	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chief Executive Officer and Director

Date: August 14, 2008	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Controller