Form 10-Q
period 2008-09-30
KBS Real Estate Investment Trust, Inc.
filed 2008-11-14
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, there were 176,512,300 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

September 30, 2008

PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Real estate:
Land	$262,577	$186,773
Buildings and improvements, less accumulated depreciation of $55,925 and $21,419 as of September 30, 2008 and December 31, 2007, respectively	1,426,744	1,138,462
Tenant origination and absorption costs, less accumulated amortization of $59,556 and $24,025 as of September 30, 2008 and December 31, 2007, respectively	122,395	124,329

Total real estate, net	1,811,716	1,449,564
Real estate loans receivable	1,011,226	214,908
Marketable real estate securities	47,728	15,600

Total real estate and real estate-related investments, net	2,870,670	1,680,072
Cash and cash equivalents	102,515	67,337
Restricted cash	6,029	7,574
Rents and other receivables, net	16,027	10,631
Above-market leases, net of accumulated amortization of $6,422 and $2,043 as of September 30, 2008 and December 31, 2007, respectively	21,125	21,345
Deferred financing costs, prepaid expenses and other assets	38,276	30,213

Total assets	$3,054,642	$1,817,172

Liabilities and stockholders’ equity
Notes payable	$1,474,786	$1,008,564
Accounts payable and accrued liabilities	28,849	16,569
Due to affiliates	6,146	4,540
Distributions payable	10,120	4,953
Below-market leases, net of accumulated amortization of $15,648 and $6,233 as of September 30, 2008 and December 31, 2007, respectively	43,734	35,624
Other liabilities	8,112	7,607

Total liabilities	1,571,747	1,077,857

Commitments and contingencies (Note 20)
Minority interest	13,687	18,230
Redeemable common stock	47,113	14,645
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 176,099,721 and 86,051,975 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,761	860
Additional paid-in capital	1,529,290	751,582
Cumulative distributions and net losses	(99,225)	(43,917)
Accumulated other comprehensive loss	(9,731)	(2,085)

Total stockholders’ equity	1,422,095	706,440

Total liabilities and stockholders’ equity	$3,054,642	$1,817,172

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$42,592	$20,005	$113,845	$35,256
Tenant reimbursements	9,882	3,591	28,571	6,109
Interest income from real estate loans receivable	23,454	4,263	50,943	7,406
Interest income from marketable real estate securities	2,252	341	2,948	668
Parking revenues and other operating income	429	420	1,968	1,158

Total revenues	78,609	28,620	198,275	50,597

Operating expenses:
Operating, maintenance, and management	9,749	3,582	25,494	6,379
Real estate taxes, property-related taxes, and insurance	7,236	2,952	19,292	5,394
Asset management fees to affiliate	4,051	1,481	12,056	2,847
General and administrative expenses	1,424	1,124	3,934	2,614
Depreciation and amortization	25,857	12,196	70,227	20,806

Total operating expenses	48,317	21,335	131,003	38,040

Operating income	30,292	7,285	67,272	12,557

Other income (expenses):
Interest expense	(18,099)	(10,719)	(48,241)	(17,629)
Other-than-temporary impairment of marketable real estate securities	-	-	(7,027)	-
Interest income	1,578	1,182	4,056	3,105
Unrealized gain (loss) on derivative instruments	(181)	-	11	-

Total other income (expenses), net	(16,702)	(9,537)	(51,201)	(14,524)

Net income (loss) before minority interest and provision for income taxes	13,590	(2,252)	16,071	(1,967)
Minority interest in net loss of consolidated entity	675	850	2,522	850

Net income (loss) before provision for income taxes	14,265	(1,402)	18,593	(1,117)
Provision for income taxes	(477)	(12)	(843)	(68)

Net income (loss)	$13,788	$(1,414)	$17,750	$(1,185)

Net income (loss) per common share, basic and diluted	$0.08	$(0.02)	$0.13	$(0.03)

Weighted-average number of common shares outstanding, basic and diluted	174,737,711	58,315,091	139,029,826	36,874,092

Distributions declared per common share	$0.18	$0.18	$0.52	$0.52

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007 and Nine Months Ended September 30, 2008 (unaudited)

(dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2006	11,309,222	$113	$97,400	$(3,857)	$-	$93,656
Comprehensive loss:
Net loss	-	-	-	(7,198)	-	(7,198)
Unrealized loss on marketable real estate securities	-	-	-	-	(2,085)	(2,085)

Total comprehensive loss						(9,283)
Issuance of common stock	74,838,013	748	743,884	-	-	744,632
Redemptions of common stock	(95,260)	(1)	(951)	-	-	(952)
Additions to redeemable common stock	-	-	(14,276)	-	-	(14,276)
Distributions declared	-	-	-	(32,862)	-	(32,862)
Commissions on stock sales and related dealer manager fees	-	-	(66,961)	-	-	(66,961)
Other offering costs	-	-	(7,514)	-	-	(7,514)

Balance, December 31, 2007	86,051,975	860	751,582	(43,917)	(2,085)	706,440
Comprehensive income:
Net income	-	-	-	17,750	-	17,750
Unrealized loss on marketable real estate securities	-	-	-	-	(8,532)	(8,532)
Reclassification of unrealized losses on marketable real estate securities	-	-	-	-	2,405	2,405
Unrealized loss on derivative instruments	-	-	-	-	(1,519)	(1,519)

Total comprehensive income						10,104
Issuance of common stock	90,640,050	907	898,881	-	-	899,788
Redemptions of common stock	(592,304)	(6)	(5,682)	-	-	(5,688)
Additions to redeemable common stock	-	-	(32,468)	-	-	(32,468)
Distributions declared	-	-	-	(73,058)	-	(73,058)
Commissions on stock sales and related dealer manager fees	-	-	(78,633)	-	-	(78,633)
Other offering costs	-	-	(4,390)	-	-	(4,390)

Balance, September 30, 2008	176,099,721	$1,761	$1,529,290	$(99,225)	$(9,731)	$1,422,095

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$17,750	$(1,185)
Adjustments to reconcile net income and (loss) to net cash provided by operating activities:
Deferred rent	(3,671)	(1,210)
Allowance for doubtful accounts	407	-
Depreciation and amortization of real estate	70,227	20,806
Interest accretion on real estate loans receivable and marketable real estate securities	(17,585)	-
Amortization of investment in master lease	644	107
Amortization of notes receivable closing costs	1,582	369
Amortization of deferred financing costs	6,038	1,451
Amortization of above- and below-market leases, net	(5,036)	(1,780)
Amortization of cost of derivative instruments	1,852	-
Unrealized gain on derivative instruments	(11)	-
Other-than-temporary impairment of marketable real estate securities	7,027	-
Minority interest in net loss of consolidated entity	(2,522)	(850)
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	719	(5,503)
Rents and other receivables	(2,132)	(3,244)
Prepaid expenses and other assets	(3,509)	(4,678)
Accounts payable and accrued liabilities	12,280	13,212
Due to affiliates	2,331	2,847
Other liabilities	(210)	4,283

Net cash provided by operating activities	86,181	24,625

Cash Flows from Investing Activities:
Acquisitions of real estate	(410,004)	(964,834)
Additions to real estate	(8,819)	(2,015)
Investment in master lease	-	(13,358)
Investments in real estate loans receivable	(789,188)	(133,818)
Principal payments on real estate loans receivable	16,112	-
Advances on real estate loans receivable	(8,657)	(1,220)
Payments of real estate loans receivable closing costs	(6,807)	(3,107)
Purchase of marketable real estate securities	(44,200)	(17,684)
Payments of marketable real estate securities closing costs	(28)	-
Increase (decrease) in restricted cash for capital expenditures	826	(2,046)

Net cash used in investing activities	(1,250,765)	(1,138,082)

Cash Flows from Financing Activities:
Proceeds from notes payable	887,302	769,787
Principal payments on notes payable	(421,080)	(94,466)
Purchase of derivative instruments	(2,524)	-
Advances from affiliates	-	700
Payments of deferred financing costs	(4,376)	(11,950)
Distributions to minority interest holder	(2,021)	-
Minority interest contributions	-	21,375
Proceeds from issuance of common stock	899,788	554,662
Redemptions of redeemable common stock	(5,688)	(897)
Payments of commissions on stock sales and related dealer manager fees	(79,202)	(49,600)
Payments of other offering costs	(4,546)	(5,043)
Distributions paid to common stockholders	(67,891)	(16,177)

Net cash provided by financing activities	1,199,762	1,168,391

Net increase in cash and cash equivalents	35,178	54,934
Cash and cash equivalents, beginning of period	67,337	48,754

Cash and cash equivalents, end of period	$102,515	$103,688

See accompanying notes.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

1.	ORGANIZATION

KBS Real Estate Investment Trust, Inc. (the “Company”) was formed on June 13, 2005, as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2006. Substantially all of the Company’s assets are held by, and the Company conducts substantially all of its operations through, KBS Limited Partnership (the “Operating Partnership”) and its subsidiaries. The Company is the sole general partner of and directly owns a 99% partnership interest in the Operating Partnership. The Company’s wholly owned subsidiary, KBS REIT Holdings LLC (“KBS REIT Holdings”), owns the remaining 1% partnership interest in the Operating Partnership and is its sole limited partner.

The Company invests in a diverse portfolio of real estate assets. The primary types of properties the Company invests in include office, industrial, and retail properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans, mortgage loans and mortgage-backed securities and intends to make investments in other real estate-related assets, including other structured finance investments. As of September 30, 2008, the Company owned 62 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage loans. The 62 real estate properties total approximately 20.4 million square feet, including properties held through a consolidated joint venture. The real estate portfolio includes 20 office properties, one light industrial property, three corporate research properties, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14.5 years with respect to another industrial property. In addition, the Company owns seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and two first mortgage loans. The Company has also originated three secured loans and one mezzanine loan and holds two investments in securities directly or indirectly backed by commercial mortgage loans. See Note 3, “Recent Acquisitions of Real Estate,” Note 4, “Real Estate,” Note 5, “Tenant Origination and Absorption Costs, Above-Market Lease Assets and Below-Market Lease Liabilities,” Note 6 “Real Estate Loans Receivable,” and Note 7, “Marketable Real Estate Securities.”

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2009. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. From commencement of the Offering through September 30, 2008, the Company had sold 176,767,285 shares of common stock in the Offering for gross offering proceeds of $1.76 billion, including shares issued through the Company’s dividend reinvestment plan. As of September 30, 2008, the Company had redeemed 687,564 of the shares sold in the Offering pursuant to its share redemption program for $6.6 million. The Company ceased offering shares of common stock in its primary offering on May 30, 2008. The Company continues to issue shares of common stock under its dividend reinvestment plan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

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

The consolidated financial statements are prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted; however, management believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements for the unaudited interim periods presented include all adjustments (which are of a normal recurring nature) considered necessary to fairly present the results for those periods in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. On the consolidated balance sheets, lease commissions have been reclassified from “Building and improvements” to “Deferred financing costs, prepaid expenses and other assets.” On the consolidated statements of operations, “Interest income from marketable real estate securities” has been reclassified from “Interest income” and “Provision for income taxes” has been reclassified from “General and administrative expenses.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to tenant’s space are capitalized and amortized over the term of the tenant’s lease. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Purchase Price Allocation

Real estate, consisting of land, buildings and improvements, is recorded at cost. The Company allocates the cost of an acquisition to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with standards set forth in FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”).

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease. Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization expense in the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

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

The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believes that it will not be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the nine months ended September 30, 2008 and 2007.

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”), and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Under SFAS 114, a loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company’s determination of impairment considers, among other things, delinquency trends, prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. The amount of impairment loss, if any, would be measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. There were no impairment losses on real estate loans receivable recorded by the Company during the nine months ended September 30, 2008 and 2007. However, in the future, especially given the current market disruption, it may become probable that the Company will experience a loss from its investments in loans receivable requiring loan loss reserves to be recorded. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Marketable Real Estate Securities

In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in marketable real estate securities as available-for-sale since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

The Company accounts for its commercial mortgage-backed securities (“CMBS”) that are rated below “AA” in accordance with the Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF 99-20, the Company reviews on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on the Company’s quarterly estimate of cash flows that a market participant would use to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. The Company calculates a revised yield based on the new cost basis of the investment and estimated future cash flows expected to be realized (including any other-than-temporary impairments recognized to date), which is applied prospectively to recognize interest income. If there have been no adverse changes to the Company’s assumptions and the change in value is solely due to interest rate changes and market illiquidity, the Company does not recognize an impairment of its CMBS investments in its consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of September 30, 2008. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits approximately 98% of its funds.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Restricted Cash

Restricted cash consists primarily of the following (in thousands):

	September 30, 2008	December 31, 2007
Capital expenditure reserve accounts required by mortgage loans (1)	$1,157	$1,983
Operational expenditure reserve accounts required by mortgage loans (1)	2,872	3,591
Separate cash accounts related to security deposits as required by certain lease agreements	2,000	2,000

Total restricted cash	$6,029	$7,574

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal fees and other third party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the share redemption program), the Company may not redeem shares until they have been outstanding for one year.

•

The share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as redeemable common stock in the accompanying consolidated balance sheets.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time the Company will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

During the nine months ended September 30, 2008, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	101,024	$9.85	(3)
February 2008	21,619	$9.55	(3)
March 2008	17,146	$9.54	(3)
April 2008	115,642	$9.81	(3)
May 2008	34,183	$9.48	(3)
June 2008	67,445	$9.60	(3)
July 2008	69,183	$9.42	(3)
August 2008	71,275	$9.53	(3)
September 2008	94,787	$9.34	(3)

Total	592,304

(1) The Company announced commencement of the share redemption program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007) and August 14, 2008 (which amendment became effective on September 13, 2008).

(2) Pursuant to the program, as amended, the Company currently redeems shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

•	Notwithstanding the above, upon the death or qualifying disability of a stockholder, the redemption price would be the amount paid to acquire the shares from the Company.

Once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share beginning three years after the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for one year. Until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company.

(3) The Company limits the dollar value of shares that may be redeemed under the program as described above.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company were paid in part by the Advisor, the Dealer Manager or their affiliates on behalf of the Company, and the Advisor, the Dealer Manager or their affiliates may continue to pay some of these costs of the dividend reinvestment plan offering on behalf of the Company. Other offering costs include all expenses incurred by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder and expenses of the Advisor for administrative services related to the issuance of shares in the Offering; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. Through September 30, 2008, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 176,787,285 shares for gross offering proceeds of $1.76 billion and recorded selling commissions and dealer manager fees of $155.8 million and organization and other offering costs of $16.4 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

The Company ceased offering shares in its primary offering of up to 200,000,000 shares on May 30, 2008. Subscriptions from nonqualified accounts had to be postmarked as of May 30, 2008. For investments by qualified accounts, subscription agreements must have been dated on or before May 30, 2008 with all documents and funds received by the Company by the end of business on September 1, 2008. The Company has now terminated the primary offering upon the completion of review of subscriptions submitted in accordance with its processing procedures. The Company continues to issue shares under its dividend reinvestment plan.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and amounts expected to be received in later years are recorded as deferred rent. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period in which the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The Company will recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale will be measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

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

General and Administrative Expenses and Asset Management Fees

General and administrative expenses, totaling $1.4 million and $3.9 million for the three and nine months ended September 30, 2008, respectively, consisted primarily of legal, audit and other professional fees. In addition, asset management fees to affiliates totaled $4.1 million and $12.1 million for the three and nine months ended September 30, 2008, respectively. To the extent included in the definition of total operating expenses (as set forth in Note 15), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 15). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending September 30, 2008 or 2007.

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For the three and nine months ended September 30, 2008, the Company incurred independent director fees of $79,247 and $191,240, respectively, which are included in general and administrative expenses in the accompanying financial statements. At September 30, 2008, $11,249 of independent director fees were payable and included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 15.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The Company’s policy is to classify interest related to the underpayment of income taxes as a component of interest expense and penalties related to the underpayment of income taxes as a component of general and administrative expenses. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ending December 31, 2006 and 2007. As of September 30, 2008, returns for the calendar years 2006 through 2007 remain subject to examination by major tax jurisdictions.

Changes to Federal Tax Laws Affecting REITs

The Housing and Economic Recovery Tax Act of 2008 (the “Housing Act”) was signed into law by President Bush on July 30, 2008. The Housing Act’s provisions regarding REITs are generally effective for the Company’s 2009 taxable year and beyond. The Housing Act made the following changes, among others, to certain REIT provisions of the Code:

•

Taxable REIT Subsidiaries. The maximum allowed value of taxable REIT subsidiaries’ securities (other than securities that are real estate assets) held by a REIT as a percentage of the total value of a REIT’s assets has been increased from 20% to 25%.

•

Prohibited Transactions Safe Harbor. There is a safe harbor that, if available, can allow the Company to avoid the 100% prohibited transaction tax. This safe harbor specifies a holding period that has been reduced from four years to two years by the Housing Act. Certain other changes to the safe harbor are also made under the Housing Act. These new rules apply to sales made after the Housing Act was enacted.

•

Hedging Income. Income from a hedging transaction that complies with identification procedures set out in Treasury regulations that hedges indebtedness incurred or to be incurred by the Company to acquire or carry real estate assets will not constitute gross income for purposes of both the 75% and 95% gross income tests.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2008 and 2007, respectively.

Distributions declared per common share assumes the share was issued and outstanding each day during the three and nine months ended September 30, 2008 and 2007, respectively, and is based on a daily distribution for the periods of $0.0019178 per share per day. Each day during the periods from January 1, 2007 through September 30, 2007 and January 1, 2008 through September 30, 2008 was a record date for distributions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates commercial properties and invests in real estate-related assets, including real estate loans and marketable real estate securities, and as a result, the Company operates in two business segments. For financial data by segment, see Note 19, “Segment Information.”

Derivative Instruments

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risks. The Company has entered into various interest rate cap, floor and swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments, including certain of the Company’s real estate loans receivable and notes payable. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are recorded as adjustments to interest income or expense, respectively, based on the fair value and intrinsic value of the related derivative instrument.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. However, in February 2008, FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 is effective in fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact that FSP SFAS 157-2 will have on its financial statements.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance. The Company is currently evaluating the impact that FSP SFAS 157-3 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As of September 30, 2008, the Company has not elected to apply the fair value option to any specific assets or liabilities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements.

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

In February 2008, the FASB issued FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (i) the purchase and corresponding financing are not contractually contingent; (ii) the repurchase financing provides recourse; (iii) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (iv) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require an analysis under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) to determine whether the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financings in total liabilities in the consolidated balance sheet. The interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that this pronouncement will have on its financial statements.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with GAAP. This statement will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate that the adoption of SFAS 162 will have a significant effect on its consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE

Real Estate Acquisitions During the Three Months Ended September 30, 2008

During the three months ended September 30, 2008, the Company acquired the following properties (in thousands):

				Intangibles
Property Name Location of Property	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price	Notes Payable
Great Oaks Center Alpharetta, Georgia	07/18/2008	$7,743	$25,890	$2,808	$56	$(1,321)	$35,176	$19,349
University Park Buildings Sacramento, California (1)	07/31/2008	6,231	18,130	2,194	-	(2,412)	24,143	-
Meridian Tower Tulsa, Oklahoma (1)	08/18/2008	1,700	14,417	2,660	90	(1,174)	17,693	-
North Creek Parkway Center Bothell, Washington (1)	08/28/2008	11,779	27,112	3,069	137	(546)	41,551	-

		$27,453	$85,549	$10,731	$283	$(5,453)	$118,563	$19,349

(1) As of September 30, 2008, the purchase price allocation is preliminary and pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities.

During the three months ended September 30, 2008, the Company recorded $11.0 million and $5.5 million of intangible assets and liabilities, respectively, in connection with these real estate acquisitions, which have weighted-average amortization periods as of the dates of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Great Oaks Center	8.73	2.64	10.87
University Park Buildings	4.21	-	5.69
Meridian Tower	3.96	1.50	4.95
North Creek Parkway Center	2.15	0.59	2.56

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Acquisition of Great Oaks Center

On July 18, 2008, the Company, through an indirect wholly owned subsidiary, purchased four single-story office buildings totaling 235,224 rentable square feet (“Great Oaks Center”) from a seller unaffiliated with the Company or the Advisor. Great Oaks Center is located on an approximate 31.0-acre parcel of land in Alpharetta, Georgia. As of September 30, 2008, Great Oaks Center was 100% leased. The purchase of Great Oaks Center was funded with proceeds from the Offering and debt financing.

Acquisition of the University Park Buildings

On July 31, 2008, the Company, through an indirect wholly owned subsidiary, purchased two two-story office buildings totaling 127,085 rentable square feet (the “University Park Buildings”) from a seller unaffiliated with the Company or the Advisor. The University Park Buildings are located on an approximate 10.9-acre parcel of land in Sacramento, California. As of September 30, 2008, the University Park Buildings were 97% leased. The purchase of the University Park Buildings was funded with proceeds from the Offering.

Acquisition of the Meridian Tower

On August 18, 2008, the Company, through an indirect wholly owned subsidiary, purchased a 10-story office building totaling 205,659 rentable square feet (the “Meridian Tower”) from a seller unaffiliated with the Company or the Advisor. The Meridian Tower is located on an approximate 3.2-acre parcel of land in Tulsa, Oklahoma. As of September 30, 2008, Meridian Tower was 97% leased. The purchase of the Meridian Tower was funded with proceeds from the Offering.

Acquisition of North Creek Parkway Center

On August 28, 2008, the Company, through an indirect wholly owned subsidiary, purchased a six building office and laboratory campus totaling 205,707 rentable square feet (“North Creek Parkway Center”) from a seller unaffiliated with the Company or the Advisor. North Creek Parkway Center is located on an approximate 13.52-acre parcel of land in Bothell, Washington. As of September 30, 2008, North Creek Parkway Center was 97% leased. The purchase of North Creek Parkway Center was funded with proceeds from the Offering.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

4.	REAL ESTATE

As of September 30, 2008, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was comprised of approximately 20.4 million rentable square feet and was 95% leased. The properties are located in 23 states and include office and industrial properties. The following table provides summary information regarding the properties owned by the Company as of September 30, 2008 (in thousands):

Asset Name	Acquisition Date	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net

Properties Held Through Wholly Owned Subsidiaries

Opus National Industrial Portfolio
Cardinal Health	07/25/2007	Champlin	MN	$13,307	$(469)	$12,838
Cedar Bluffs Business Center	07/25/2007	Eagan	MN	6,628	(325)	6,303
Crystal Park II-Buildings D & E	07/25/2007	Round Rock	TX	20,636	(1,281)	19,355
Corporate Express	07/25/2007	Arlington	TX	9,324	(360)	8,964
Park 75-Dell	07/25/2007	West Chester	OH	18,692	(737)	17,955
Plainfield Business Center	07/25/2007	Plainfield	IN	17,359	(940)	16,419
Hartman Business Center One	07/25/2007	Austell	GA	16,829	(674)	16,155
Rickenbacker IV-Medline	07/25/2007	Groveport	OH	16,907	(893)	16,014
Advo-Valassis Building	07/25/2007	Van Buren	MI	9,025	(334)	8,691

				128,707	(6,013)	122,694

Nashville Flex Portfolio
Royal Parkway Center I & II	11/15/2007	Nashville	TN	13,220	(628)	12,592
Greenbriar Business Park	11/15/2007	Nashville	TN	17,067	(988)	16,079
Cumberland Business Center	11/15/2007	Nashville	TN	11,009	(508)	10,501
Riverview Business Center I & II	11/15/2007	Nashville	TN	13,909	(1,187)	12,722

				55,205	(3,311)	51,894

Sabal Pavilion Building	07/07/2006	Tampa	FL	26,025	(3,444)	22,581
Plaza in Clayton	09/27/2006	Saint Louis	MO	94,829	(9,369)	85,460
Southpark Commerce Center II Buildings	11/21/2006	Austin	TX	30,391	(3,416)	26,975
825 University Avenue Building	12/05/2006	Norwood	MA	31,249	(2,354)	28,895
Midland Industrial Buildings	12/22/2006	McDonough	GA	35,618	(1,931)	33,687
Crescent Green Buildings	01/31/2007	Cary	NC	48,812	(4,336)	44,476
625 Second Street Building	01/31/2007	San Francisco	CA	51,887	(3,950)	47,937
Sabal VI Building	03/05/2007	Tampa	FL	17,624	(1,276)	16,348
The Offices at Kensington	03/29/2007	Sugar Land	TX	29,369	(2,106)	27,263
Royal Ridge Building	06/21/2007	Alpharetta	GA	36,788	(2,141)	34,647
9815 Goethe Road Building	06/26/2007	Sacramento	CA	17,273	(973)	16,300
Bridgeway Technology Center	06/27/2007	Newark	CA	46,114	(2,647)	43,467
Plano Corporate Center I & II	08/28/2007	Plano	TX	51,694	(2,788)	48,906
2200 West Loop South Building	09/05/2007	Houston	TX	39,968	(1,926)	38,042
ADP Plaza	11/07/2007	Portland	OR	33,872	(1,829)	32,043
Woodfield Preserve Office Center	11/13/2007	Schaumburg	IL	129,230	(8,265)	120,965
Patrick Henry Corporate Center	11/29/2007	Newport News	VA	19,015	(1,079)	17,936
South Towne Corporate Center I and II	11/30/2007	Sandy	UT	51,172	(2,947)	48,225

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Asset Name	Acquisition Date	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Rivertech I and II	02/20/2008	Billerica	MA	46,061	(1,270)	44,791
Suwanee Pointe	05/22/2008	Suwanee	GA	18,215	(287)	17,928
Millennium I Building	06/05/2008	Addison	TX	75,475	(1,523)	73,952
Tysons Dulles Plaza	06/06/2008	McLean	VA	160,734	(2,400)	158,334
Great Oaks Center	07/18/2008	Alpharetta	GA	36,441	(312)	36,129
University Park Buildings	07/31/2008	Sacramento	CA	26,554	(278)	26,276
Meridian Tower	08/18/2008	Tulsa	OK	18,778	(337)	18,441
North Creek Parkway Center	08/28/2008	Bothell	WA	41,959	(493)	41,466

Total Properties Held Through Wholly Owned Subsidiaries				1,215,147	(63,677)	1,151,470

Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	08/08/2007	Commerce City	CO	10,682	(436)	10,246
74 Griffin Street South	08/08/2007	Bloomfield	CT	23,001	(3,484)	19,517
85 Moosup Pond Road	08/08/2007	Plainfield	CT	26,324	(1,806)	24,518
555 Taylor Road	08/08/2007	Enfield	CT	82,794	(6,784)	76,010
15 & 30 Independence Drive	08/08/2007	Devens	MA	32,590	(1,050)	31,540
50 Independence Drive	08/08/2007	Devens	MA	14,532	(709)	13,823
1040 Sheridan	08/08/2007	Chicopee	MA	4,139	(286)	3,853
1045 Sheridan	08/08/2007	Chicopee	MA	3,695	(340)	3,355
151 Suffolk Lane	08/08/2007	Gardner	MA	3,674	(331)	3,343
1111 Southampton Road	08/08/2007	Westfield	MA	30,223	(3,210)	27,013
100 & 111 Adams Road	08/08/2007	Clinton	MA	40,830	(3,050)	37,780
100 Simplex Drive	08/08/2007	Westminster	MA	25,769	(3,102)	22,667
495-515 Woburn	08/08/2007	Tewksbury	MA	69,573	(4,353)	65,220
480 Sprague Street	08/08/2007	Dedham	MA	15,698	(1,592)	14,106
625 University Avenue(1)	08/08/2007	Norwood	MA	1,460	(495)	965
57-59 Daniel Webster Highway	08/08/2007	Merrimack	NH	24,442	(1,946)	22,496
133 Jackson Avenue	08/08/2007	Ellicott	NY	10,325	(432)	9,893
1200 State Fair Boulevard	08/08/2007	Geddes	NY	17,509	(644)	16,865
3407 Walters Road	08/08/2007	Van Buren	NY	9,357	(350)	9,007
851 Beaver Drive	08/08/2007	Du Bois	PA	7,388	(268)	7,120
Shaffer Road and Route 255	08/08/2007	Du Bois	PA	11,222	(458)	10,764
9700 West Gulf Bank Road	08/08/2007	Houston	TX	12,171	(2,026)	10,145
1000 East I-20	08/08/2007	Abilene	TX	10,075	(365)	9,710
2200 South Business 45	08/08/2007	Corsicana	TX	40,665	(4,963)	35,702

Total Properties Held Through Consolidated Joint Venture				528,138	(42,480)	485,658

Total Real Estate				$1,927,197	$(115,481)	$1,811,716

(1) The joint venture purchased the rights to a master lease with a remaining term of 14.5 years with respect to this property as part of the National Industrial Portfolio acquisition.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Real estate consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$262,577	$186,773
Buildings	1,395,303	1,104,422
Building improvements	6,108	2,202
Tenant improvements	81,258	53,257
Tenant origination and absorption costs	181,951	148,354

Real estate at cost	1,927,197	1,495,008
Accumulated depreciation and amortization	(115,481)	(45,444)

Total real estate, net	$1,811,716	$1,449,564

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2008, the leases have remaining terms of up to 12 years and may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a tenant’s receivable exceeds the amount of its security deposit. Security deposits related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of September 30, 2008, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

October 1, 2008 through December 31, 2008	$49,243
2009	153,091
2010	124,323
2011	98,704
2012	74,978
Thereafter	192,813

$693,152

For the three and nine months ended September 30, 2008, the Company earned approximately 10% of its rental income from 32 tenants in the financial services industry and approximately 7% of its rental income from 28 tenants in the insurance industry. Of its financial services tenants, E*Trade and Ford Motor Credit are the two largest tenants, collectively representing approximately 3.5% of the Company’s base rental income for the nine months ended September 30, 2008. At September 30, 2008, the portfolio was 95% leased with no significant exposure to leases with certain major financial institutions that have experienced substantial financial difficulty recently. Further, for the three and nine months ended September 30, 2008, the Company earned approximately 6% of its rental income from one tenant in the retail-home improvements industry. No material tenant credit issues have been identified at this time. The Company currently has approximately 450 tenants over a diverse range of industries and geographical regions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2008 and December 31, 2007, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Cost	$181,951	$148,354	$27,547	$23,388	$59,382	$ 41,857
Accumulated Amortization	(59,556)	(24,025)	(6,422)	(2,043)	(15,648)	(6,233)

Net Amount	$122,395	$124,329	$21,125	$21,345	$43,734	$ 35,624

The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancellable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization in the consolidated statement of operations. Amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Amortization	$12,624	$6,557	$1,547	$607	$(3,474)	$ (1,917)

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Amortization	$35,531	$10,085	$4,379	$995	$(9,415)	$ (2,775)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of September 30, 2008 will be amortized as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
October 1, 2008 through December 31, 2008	$11,689	$1,582	$(3,264)
2009	38,870	5,639	(12,025)
2010	24,178	4,826	(8,594)
2011	14,989	3,183	(5,995)
2012	10,464	2,643	(4,314)
Thereafter	22,205	3,252	(9,542)

	$122,395	$21,125	$(43,734)

Weighted-Average Amortization Period	4.88 years	4.83 years	5.32 years

6.	REAL ESTATE LOANS RECEIVABLE

As of September 30, 2008 and December 31, 2007, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Property Type	Loan Type	Acquisition Date	Book Value as of 9/30/08	Book Value as of 12/31/2007	Index and Margin	Interest Rate at 9/30/2008	Maturity Date

First Tribeca Mezzanine Loan New York, New York (1)	Multi Family Residential	Mezzanine	07/18/2006	$15,896	$15,896	30-day LIBOR + 8.50%	11.31%	11/01/2008

Second Tribeca Mezzanine Loan New York, New York (1)	Multi Family Residential	Mezzanine	05/03/2007	31,967	31,224	Fixed rate of 25.0%	25.00%	11/01/2008

Tribeca Senior Mortgage Participation New York, New York (2)	Multi Family Residential	Mortgage	06/28/2007	15,001	25,593	30-day LIBOR + 2.70%	5.51%	11/01/2008

Sandmar Mezzanine Loan Southeast retail portfolio	Retail	Mezzanine	01/09/2007	8,000	8,000	Fixed rate of 12.0%	12.00%	01/01/2017

Park Central Mezzanine Loan New York, New York (3)	Hotel	Mezzanine	03/23/2007	15,000	15,000	30-day LIBOR + 4.48%	7.29%	11/09/2009

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Loan Name Location of Related Property or Collateral	Property Type	Loan Type	Acquisition Date	Book Value as of 9/30/08	Book Value as of 12/31/2007	Index and Margin	Interest Rate at 9/30/2008	Maturity Date

200 Professional Drive Loan Origination Gaithersburg, Maryland (4)	Office	Mortgage	07/31/2007	8,875	7,681	30-day LIBOR + 3.00%	8.00%	07/31/2009

Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	Retail	Mortgage	08/06/2007	6,238	6,170	30-day LIBOR + 2.50%	7.50%	09/01/2010

11 South LaSalle Loan Origination Chicago, Illinois (6)	Office	Mortgage	08/08/2007	29,918	23,486	30-day LIBOR + 2.95%	7.95%	09/01/2010

San Diego Office Portfolio B-Note San Diego, California (8)	Office	B-Note	10/26/2007	13,750	13,460	Fixed rate of 5.775%	5.775%	10/11/2017

Petra Subordinated Debt Tranche A	Various	Subordinated	10/26/2007	25,000	25,000	Fixed rate of 11.5%	11.50%	04/27/2009

Petra Subordinated Debt Tranche B	Various	Subordinated	10/26/2007	25,000	25,000	Fixed rate of 11.5%	11.50%	10/26/2009

4929 Wilshire B-Note Los Angeles, California (8)	Office	B-Note	11/19/2007	2,611	2,548	Fixed rate of 6.05%	6.05%	07/11/2017

Artisan Multifamily Portfolio Mezzanine Loan Las Vegas, Nevada (7) (8)	Multi Family Residential	Mezzanine	12/11/2007	17,670	15,850	30-day LIBOR + 2.50%	6.88%	08/09/2009

Arden Portfolio M3 Mezzanine Loan Southern California (8) (9)	Office	Mezzanine	01/30/2008	63,376	-	30-day LIBOR + 5.25%	9.65%	08/09/2009

Arden Portfolio M2 Mezzanine Loan Southern California (8) (9)	Office	Mezzanine	01/30/2008	86,644	-	30-day LIBOR + 3.50%	7.92%	08/09/2009

San Antonio Business Park Mortgage Loan San Antonio, Texas (8)	Office	Mortgage	03/28/2008	24,033	-	Fixed rate of 6.54%	6.54%	11/11/2017

2600 Michelson Mezzanine Loan Irvine, California (8)	Office	Mezzanine	06/02/2008	8,596	-	Fixed rate of 8.0%	8.00%	05/11/2017

18301 Von Karman Mortgage and Mezzanine Loans Irvine, California (8)	Office	Mortgage & Mezzanine	06/12/2008	62,354	-	Fixed rate of 5.73%	5.73%	05/11/2017

GKK Mezzanine Loan National	Bank Retail	Mezzanine	08/22/2008	496,297	-	30-day LIBOR + 5.20%	7.67%	03/11/2010

55 East Monroe Mezzanine Loan Chicago, Illinois	Office	Mezzanine	08/27/2008	55,000	-	Fixed rate of 12.00%	12.00%	09/01/2010

				$1,011,226	$214,908

(1) The First Tribeca Mezzanine Loan bears interest at a variable rate equal to the 30-day LIBOR plus 850 basis points, provided that at no time shall the interest rate exceed 13.25%. Per the loan agreement, prior to satisfaction of the loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return up to 25%. In addition, the Company, the borrower, and the other lenders are currently negotiating an extension of the maturity date from November 1, 2008 to May 1, 2009, on the First and Second Tribeca Mezzanine Loans, subject to certain terms and conditions.

(2) An additional draw of $0.2 million and then a paydown of $10.8 million were made by the Tribeca Senior Mortgage Participation borrower during the nine months ended September 30, 2008. The Company, the borrower, and the other lenders are currently negotiating an extension of the maturity date from November 1, 2008 to May 1, 2009, subject to certain terms and conditions.

(3) On August 6, 2008, the borrower exercised its first extension option. The maturity date was extended from November 9, 2008 to November 9, 2009. The borrower may exercise two more one-year extension options.

(4) The mortgage loan bears interest at a variable annual rate of 300 basis points over the 30-day LIBOR, adjusted monthly, provided that the interest rate on the loan may not be less than 8.00%. As of September 30, 2008, the Company may be obligated to fund up to an additional $1.7 million, subject to satisfaction of certain conditions by the borrower. The borrower has one 12-month extension option, subject to certain terms and conditions.

(5) The mortgage loan bears interest at a variable annual rate of 250 basis points over the 30-day LIBOR, adjusted monthly, provided that the interest rate on the loan may not be less than 7.50%. As of September 30, 2008, the Company may be obligated to fund up to an additional $2.0 million, subject to satisfaction of certain conditions by the borrower.

(6) The mortgage loan bears interest at a variable annual rate of 295 basis points over the 30-day LIBOR, adjusted monthly, provided that the interest rate on the loan may not be less than 7.95%. As of September 30, 2008, the Company may be obligated to fund up to an additional $13.4 million, subject to satisfaction of certain conditions by the borrower. The borrower has one 12-month extension option, subject to certain terms and conditions.

(7) The Company entered into an interest floor agreement effective through August 9, 2009 for $15,850,000 of the $20,000,000 (face amount) loan that effectively sets the 30-day LIBOR rate at 4.5%. The borrower has three one-year extension options, subject to certain terms and conditions.

(8) As of September 30, 2008, the real estate loan receivable has been fully drawn. However, this loan was purchased at a discount. The discount is being accreted over the term of the loan. As the discount on the real estate loan receivable continues to accrete, the book value of the related real estate loan receivable increases to the face value.

(9) The Arden M2 and M3 Mezzanine Loans bear interest at a floating rate of 30-day LIBOR plus 350 and 525 basis points, respectively. The Company entered into interest rate floor agreements effective through August 9, 2009 for $144 million of the $175 million (face amount) loans that effectively set the 30-day LIBOR rate at 4.5%. The Arden M2 and M3 Mezzanine Loans provide for three one-year extension options, subject to certain terms and conditions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2008 (in thousands):

Real estate loans receivable - December 31, 2007	$214,908
Face value of real estate loans receivable acquired	860,600
Discounts on purchases of real estate loans receivable	(73,330)
Advances under real estate loans receivable	8,657
Principal payments on real estate loans receivable	(16,112)
Accretion of discounts on purchases of real estate loans receivable	16,503

Real estate loans receivable - September 30, 2008	$1,011,226

The following summarizes the Company’s investments in real estate loans receivable as of September 30, 2008 (in thousands):

Face value of real estate loans receivable	$1,096,541
Additional funding on real estate loan receivable	743
Discounts on real estate loans receivable	(85,540)
Accumulated accretion of discounts on purchases of real estate loans receivable	16,571
Unfunded commitments on real estate loans receivable	(17,089)

Real estate loans receivable - September 30, 2008	$1,011,226

During the three and nine months ended September 30, 2008, the Company earned $17.8 million and $37.6 million, respectively, in interest income from its interests in real estate loans, of which $5.0 million was receivable at September 30, 2008. During the three and nine months ended September 30, 2008, the Company amortized, as an offset against interest income, $0.7 million and $1.6 million of closing costs related to the purchase of these real estate loans. Additionally, based on the fair value and intrinsic value of its derivative instruments, the Company amortized, as an offset against interest income, the cost of its derivative instruments totaling $0.8 million and $1.9 million for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2008, the Company also recognized interest income of $7.1 million and $16.5 million, respectively, related to accretion of purchase discounts on the real estate loans. During the three and nine months ended September 30, 2008, the borrower under the Tribeca Senior Mortgage Participation paid down $4.1 million and $10.8 million, respectively, of the principal of this loan. Also during the three and nine months ended September 30, 2008, the borrowers under the Arden Portfolio M3 Mezzanine Loan and Arden Portfolio M2 Mezzanine Loan paid down $2.3 million and $3.0 million, respectively, of the principal of their loans.

The following is a schedule of maturities for all real estate loans receivable outstanding as of September 30, 2008 (in thousands):

October 1, 2008 through December 31, 2008	$62,864
2009	241,565
2010	587,453
2011	-
2012	-
Thereafter	119,344

$1,011,226

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Real Estate-Related Investments

Investment in the GKK Mezzanine Loan

On August 22, 2008, the Company, through an indirect wholly owned subsidiary, acquired a senior mezzanine loan with a face amount of $500,000,000 (the “GKK Mezzanine Loan”), which was used to fund a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The purchase price of the GKK Mezzanine Loan was approximately $496.0 million plus closing costs. The Company’s acquisition was funded with the proceeds from the Offering and two separate repurchase agreements from Goldman Sachs Mortgage Company (“Goldman”) and Citigroup Financial Products Inc. (“Citigroup”). Together, the two repurchase agreements encumber the Company’s entire ownership interest in the GKK Mezzanine Loan and financed $297.6 million of the Company’s cost of acquiring the GKK Mezzanine Loan. The repurchase agreement with Goldman is in the amount of $167.4 million and the repurchase agreement with Citigroup is in the amount of $130.2 million.

The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of September 30, 2008, AFR and its subsidiaries own over 900 office and bank branch properties located in 37 states and Washington, D.C. and partial ownership interests in 84 bank branch properties (a 99% interest in 52 properties and a 1% interest in 32 properties) occupied primarily by Citizens Bank.

The GKK Mezzanine Loan bears interest at a variable rate of one-month LIBOR plus 520 basis points. The GKK Mezzanine Loan has an initial maturity date of March 11, 2010 with a one-year option to extend subject to certain conditions. Prior to maturity, the Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America (the “Dana Portfolio”) is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The Borrower is also permitted to release certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

The GKK Mezzanine Loan is secured by, among other things, a first lien priority pledge in 100% of the equity interests in AFR (the upper tier pledge) and various first lien priority pledges in the equity interests of certain of the entities that own the AFR portfolio and certain entities that own some or all of the equity interests in the property owning entities (the lower tier pledges). In certain cases, the lower tier pledge is of 100% of the equity interests of the applicable property owning entity and in other cases the pledge is less than 100% depending upon what type of pledges were permitted under the existing senior loans that were assumed at closing. Unlike a foreclosure under a deed of trust, the foreclosure of an equity interest entitles the foreclosing party (in this case, the Company’s indirect wholly owned subsidiary) to take title to an equity interest rather than taking title to the real property. Foreclosure on the equity interests in AFR would allow the Company to take direct control of AFR and indirect control of the AFR portfolio of properties, subject to the senior loans. With respect to certain material misrepresentations or other acts of bad faith as set forth in the guarantee agreement, amounts under the GKK Mezzanine Loan are guaranteed by Gramercy.

The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.8 billion at September 30, 2008. Approximately $1.6 billion (face value) of the senior loans were assumed by Gramercy as part of its acquisition of AFR. The Company’s right to payment under the GKK Mezzanine Loan is subordinate to the right to payment of the senior lenders. As holder of the GKK Mezzanine Loan, the Company entered into intercreditor agreements with seven of the senior lenders. Each intercreditor agreement provides that in the event of a default under the GKK Mezzanine Loan, the Company would be entitled to foreclose on the pledged ownership interests subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Below is summary financial information of the collateral securing the GKK Mezzanine Loan. For periods prior to Gramercy’s acquisition of AFR on April 1, 2008, AFR’s historical summary financial information is presented. For the periods subsequent to Gramercy’s acquisition of AFR, the summary consolidated financial information of the Borrower is presented. The Company is providing the consolidated financial information of the Borrower of the GKK Mezzanine Loan for the periods after April 1, 2008 because the only assets of the Borrower are ownership interests in AFR and subsidiaries of AFR and the GKK Mezzanine Loan is secured by pledges of 100% of the equity interests in AFR and 100% or less of the equity interests in certain subsidiaries of AFR. The consolidated financial information of the Borrower is not directly comparable to historical financial information of AFR due to closing adjustments associated with Gramercy’s acquisition of AFR.

The summarized financial information is as follows (in thousands):

	AFR Pre-Acquisition (1)				Borrower Post-Acquistion (2)
Balance Sheet	As of 12/31/2005	As of 12/31/2006	As of 12/31/2007	As of 3/31/2008	As of 6/30/2008	As of 9/30/2008

Real estate investments, net	$3,296,026	$2,320,600	$2,108,532	$2,092,686	$3,187,626	$3,148,799
Cash and cash equivalents	110,245	106,006	124,848	155,356	36,206	25,890
Other assets	1,217,305	1,179,558	997,998	870,403	947,898	914,564

Total assets	$4,623,576	$3,606,164	$3,231,378	$3,118,445	$4,171,730	$4,089,253

Mortgage notes payable	$2,467,596	$1,557,313	$1,436,248	$1,428,654	$2,473,676	$2,540,743
Other liabilities	1,194,913	1,250,494	1,181,333	1,086,377	1,054,727	912,671

Total liabilities	3,662,509	2,807,807	2,617,581	2,515,031	3,528,403	3,453,414
Minority interest	53,224	12,393	7,380	4,833	2,386	2,463
Total stockholders’ equity	907,843	785,964	606,417	598,581	640,941	633,376

Total liabilities and stockholders’ equity	$4,623,576	$3,606,164	$3,231,378	$3,118,445	$4,171,730	$4,089,253

	AFR Pre-Acquisition (1)				Borrower Post-Acquistion (2)
Income Statement	Three Months Ended 3/31/07	Three Months Ended 6/30/07	Three Months Ended 9/30/07	Three Months Ended 3/31/08	Three Months Ended 6/30/08	Three Months Ended 9/30/08

Total revenues	$101,191	$100,002	$101,914	$96,671	$107,137	$110,448
Total expenses	(123,428)	(123,630)	(134,239)	(116,853)	(107,714)	(111,968)
Interest and other income	-	1,766	3,138	-	1,091	1,218

Income (loss) before net gain on sale of properties, equity in loss from joint venture, net loss on investments, minority interest and discontinued operations	(22,237)	(21,862)	(29,187)	(20,182)	514	(302)
Gain on sale of properties	76	604	-	-	-	-
Equity in loss from joint venture	-	-	(702)	(542)	(728)	(674)
Net loss on investments	-	-	-	-	-	-
Minority interest	233	(146)	1,038	1,220	(241)	24

Income (loss) from continuing operations	(21,928)	(21,404)	(28,851)	(19,504)	(455)	(952)
Discontinued operations	4,015	35,542	6,069	10,024	(933)	321

Net income (loss)	$(17,913)	$14,138	$(22,782)	$(9,480)	$(1,388)	$(631)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

	AFR Pre-Acquisition (1)
Income Statement	Year Ended 12/31/05	Year Ended 12/31/06	Year Ended 12/31/07
Total revenues	$ 349,188	$ 388,774	$ 372,900
Total expenses	(436,200)	(529,953)	(465,608)
Interest and other income	3,839	6,315	11,728

Loss before net gain on sale of properties, equity in loss from joint venture, net loss on investments, minority interest and discontinued operations	(83,173)	(134,864)	(80,980)
Gain on sale of properties	1,596	2,043	782
Equity in loss from joint venture	-	(1,397)	(2,878)
Net loss on investments	(530)	-	-
Minority interest	2,175	2,731	1,174

Loss from continuing operations	(79,932)	(131,487)	(81,902)
Discontinued operations	(13,683)	110,889	32,391

Net loss	$ (93,615)	$ (20,598)	$ (49,511)

(1) Represents the historical summary financial information of AFR.

(2) Represents the summarized consolidated financial information of the Borrower.

Loan Origination – 55 East Monroe

On August 27, 2008, the Company, through an indirect wholly owned subsidiary, originated and fully funded a mezzanine loan in the amount of $55 million (the “55 East Monroe Mezzanine Loan”) on the office component of the 55 East Monroe building, a 49-story office and residential condominium building (the “55 East Monroe Office Building”). The 55 East Monroe Office Building contains 1,202,503 square feet of office space and is located in downtown Chicago, Illinois. The 55 East Monroe Mezzanine Loan matures on September 1, 2010, with three one-year extension options subject to certain conditions, and bears interest at a fixed rate of 12%. Neither the Company nor the Advisor is affiliated with the borrower under the 55 East Monroe Mezzanine Loan. The loan was funded with proceeds from the Offering.

Arden Portfolio Mezzanine Loans Update

On January 30, 2008, the Company purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans with an aggregate face amount of $175 million related to more than 30 office properties located throughout Southern California (the office properties are the “Arden Portfolio”). The borrowers under the loans are entities affiliated with Cabi Developers (“Cabi”). At full funding, there would be approximately $1.51 billion of mortgage and mezzanine financing related to the Arden Portfolio, including the loans acquired by the Company.

All of the Cabi borrowers are required to contribute a pro rata portion (equal to their percentage of the total loan amount) to pay a minimum amortization payment of $150 million to the Arden Portfolio lenders on a date that is two weeks after the payment date occurring in September 2008, and on or before each payment date occurring in August of each calendar year thereafter. The amount of the annual minimum amortization payment due for a particular year is adjusted downward to the extent that the principal amount outstanding under the mortgage and mezzanine loans is paid down from the sale of assets in the Arden Portfolio. The minimum amortization payment is to be allocated pro rata to the holders of the Arden Portfolio mortgage and mezzanine loans, using a formula based on the outstanding principal amount of each loan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The Cabi borrowers have not made the first mandatory amortization payment due under these loans. The first mandatory amortization payment was due to the Arden Portfolio mortgage and mezzanine lenders by October 6, 2008, including the additional period of time in the loan documents for payment that essentially gave the borrowers from September 23, 2008 to October 6, 2008. Cabi continues to discuss alternatives with the lenders. Earlier in the year, the Cabi borrowers had sold two assets in the Arden Portfolio, and used the proceeds from such sales and a capital contribution, to reduce the principal outstanding under the Arden Portfolio mortgage and mezzanine loans by approximately $45.0 million, thereby reducing the amount due to all lenders pursuant to the first mandatory amortization payment for 2008 from $150.0 million to approximately $105.0 million. As of October 13, 2008, all of the lenders under the mortgage and mezzanine loans have received the interest payments due under the loans.

As of September 30, 2008, the total book value of the Arden Portfolio mezzanine loans is $150.0 million, plus $0.8 million of unamortized closing costs. Based on its evaluation, the Company has concluded that no impairment adjustment is warranted on the Arden Portfolio mezzanine loans. During the three and nine months ended September 30, 2008, the Company recognized $3.8 million and $10.0 million, respectively, of interest income (excluding amortization of closing costs and accretion of discounts on purchase price) from the Arden Portfolio mezzanine loans.

Extension of Maturity Date on Tribeca Loans

As of September 30, 2008, the Company had invested an aggregate of $47.9 million in two mezzanine loans (the first in the principal amount of approximately $15.9 million and the second in the principal amount of approximately $32.0 million) (together, the “First and Second Tribeca Mezzanine Loans”) and $15.0 million in a 25% participation interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a ten-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York.

The First and Second Tribeca Mezzanine Loans are subordinate to the Senior Mortgage Loans totaling approximately $60.0 million and a $25.0 million senior mezzanine loan.

The Tribeca Loans had an initial maturity date of May 1, 2008, each with a one-year extension option subject to the satisfaction of certain conditions. On April 30, 2008, the Company entered into loan modification agreements with the borrower to extend the maturity date of the First and Second Tribeca Mezzanine Loans to November 1, 2008. The Senior Mortgage Loan documents and the senior mezzanine loan documents with the mortgage lender and the senior mezzanine lender, respectively, were also simultaneously modified in order to extend the maturity dates of the other Tribeca Loans to November 1, 2008, subject to certain terms, debt covenants, and loan extension fees. The Company is currently negotiating with the borrower and the other lenders to extend the November 1, 2008 maturity date on the loans to May 1, 2009, subject to certain terms and conditions.

As of September 30, 2008, based on total number of units available for sale, approximately 34% of the condominium units in the Tribeca Building had been sold and approximately 26% were under contracts of sale.

On September 26, 2008, the general contractor for the Tribeca Building filed a mechanics’ lien on the property for approximately $12 million. In connection with the extension of the maturity date on the loans, the Company is working with the borrower to remove the lien from the property.

Based on its evaluation, the Company has concluded that no impairment adjustment is warranted on the Tribeca Loans. During the three and nine months ended September 30, 2008, the Company recognized $3.4 million and $9.2 million, respectively, of interest income (excluding amortization of closing costs) under the Tribeca Loans.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

7.	MARKETABLE REAL ESTATE SECURITIES

At September 30, 2008, the Company held two investments in securities classified as available for sale. The Company evaluates its investments in available for sale marketable real estate securities for impairment and determines if a decline in market value of the security below the Company’s cost basis is other-than-temporary based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investments for a period of time sufficient to allow for the recovery in the fair value.

On April 19, 2007, the Company acquired at a discount approximately $17.8 million of CMBS that accrue interest at a coupon rate of 30-day LIBOR plus 2.30% (“Floating Rate CMBS”). The Floating Rate CMBS were rated BBB- and BB+ by Standard & Poor’s and Fitch, respectively, on the date of acquisition. Since the time the Company acquired the securities there have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular. In addition, spreads in the primary mortgage market have widened significantly. While this capital market stress has not to date been reflected in the performance of the commercial mortgages in the form of increased defaults in mortgage pools underlying the Floating Rate CMBS, pricing of the Floating Rate CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. In addition, in July 2008, the credit rating for the Floating Rate CMBS was downgraded to B and BB- by Standard & Poor’s and Fitch, respectively. As a result of these factors, the Company recognized $7.0 million of other-than-temporary impairment charges in the second quarter of 2008 and established a new cost basis for the Floating Rate CMBS of $10.7 million. Prior to the second quarter of 2008, the Company had recognized $2.4 million of unrealized losses on these securities through accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. The $2.4 million of unrealized losses were reclassified out of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity as part of the $7.0 million other-than-temporary impairment charge included in the consolidated statements of operations. Based on the new cost basis of $10.7 million, the Company calculated a revised yield for the securities and recognized additional interest increase of $0.4 million during the three months ended September 30, 2008. For the three months ended September 30, 2008, the Company recorded unrealized loss of $0.4 million, related to the Floating Rate CMBS, which was recognized through other comprehensive loss in the consolidated statement of stockholders’ equity.

Additionally, on June 13, 2008, the Company acquired $82.0 million of investment grade securities at a discount, which accrue interest at a coupon rate of 4.5% and that are indirectly backed by CMBS (“Fixed Rate Securities”). For the three and nine months ended September 30, 2008, the Company recorded net unrealized losses of $8.2 million and $7.8 million, respectively, related to the Fixed Rate Securities, which was recognized through other comprehensive loss in the consolidated statement of stockholders’ equity. The unrealized loss as of September 30, 2008 was deemed to be a temporary impairment based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral and (iii) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for the recovery in the fair value. The Company determined that these gross unrealized losses resulted from volatility in interest rates, widening of credit spreads and other qualitative factors relating to macro-credit conditions in the mortgage market. Additionally, as of September 30, 2008, management determined that the subordinate CMBS tranches below the Company’s CMBS investment adequately protect the Company’s ability to recover the investment and that the Company’s estimates of anticipated future cash flows from the CMBS investment have not been adversely impacted by the deterioration in the creditworthiness of the specific CMBS issuers.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The following summarizes the activity related to marketable real estate securities for the nine months ended September 30, 2008 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Marketable real estate securities - December 31, 2007	$17,685	$(2,085)	$15,600
Face value of marketable real estate securities acquired	81,958	-	81,958
Discounts on purchases of marketable real estate securities	(37,758)	-	(37,758)
Decrease in fair value of marketable real estate securities	-	(13,154)	(13,154)
Accretion of discount on marketable real estate securities	1,082	-	1,082
Recognition of other-than-temporary impairment	(7,027)	7,027	-

Marketable real estate securities - September 30, 2008	$55,940	$(8,212)	$47,728

The following table presents fair value and unrealized gains (losses) of the Company’s investments in marketable real estate securities at September 30, 2008:

	Holding Period of Unrealized Gains (Losses) of Investments in Marketable Real Estate Securities (dollar amounts in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Losses	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Losses
Floating Rate CMBS	$10,743	$(385)	$-	$-	$10,743	$(385)
Fixed Rate Securities	36,985	(7,827)	-	-	36,985	(7,827)

	$47,728	$(8,212)	$-	$-	$47,728	$(8,212)

8.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Tenant receivables, net of allowance for doubtful accounts of $641 and $234 as of September 30, 2008 and December 31, 2007, respectively	$4,696	$2,687
Deferred rent	6,108	2,437
Interest receivable on real estate loans receivable	4,968	1,631
Interest receivable on cash and cash equivalents	69	79
Interest receivable on marketable real estate securities	172	93
Other receivables	14	3,704

	$16,027	$10,631

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

9.	DEFERRED FINANCING COSTS, PREPAID EXPENSES AND OTHER ASSETS

Deferred financing costs, prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Investment in master lease, net of accumulated amortization of $965 and $321 as of September 30, 2008 and December 31, 2007, respectively	$12,396	$13,040
Deferred financing costs, net of accumulated amortization of $9,150 and $3,112 as of September 30, 2008 and December 31, 2007, respectively	9,042	10,704
Derivative instruments at fair value, net of accumulated loss of $4,170 and $1,524 as of September 30, 2008 and December 31, 2007, respectively	2,107	310
Prepaid insurance	1,997	1,428
Lease commissions, net of accumulated amortization of $200 and $10 as of September 30, 2008 and December 31, 2007, respectively	3,323	588
Closing costs on loans receivable, net of accumulated amortization of $2,464 and $882 as of September 30, 2008 and December 31, 2007, respectively	7,008	1,783
Escrow deposits for future real estate purchases	-	1,000
Other assets and prepaid expenses	2,403	1,360

	$38,276	$30,213

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

10.	NOTES PAYABLE

Notes payable, all of which are interest-only loans during the term with principal payable upon maturity, consist of the following as of September 30, 2008 (in thousands):

	Principal as of 9/30/08	Principal as of 12/31/07	Average Interest Rate(1)	Index and Margin	Maturity Date (2)
Opus National Industrial Portfolio
Cedar Bluffs - Mortgage Loan	$4,627	$4,627	5.8600%	Fixed rate of 5.86%	07/01/2011
Hartman Business Center One - Mortgage Loan (3)	9,185	9,479	4.6729%	(3)	07/09/2012
Cardinal Health - Mortgage Loan (3)	6,325	6,900	4.6729%	(3)	07/09/2012
Corporate Express - Mortgage Loan (3)	5,005	5,318	4.6729%	(3)	07/09/2012
Rickenbacker IV - Medline - Mortgage Loan (3)	8,676	9,465	4.6729%	(3)	07/09/2012
Plainfield Business Center - Mortgage Loan (3)	9,350	10,200	4.6729%	(3)	07/09/2012
Crystal Park II - Buildings D & E - Mortgage Loan (3)	11,330	12,009	4.6729%	(3)	07/09/2012
Park 75 - Dell - Mortgage Loan (3)	9,955	10,138	4.6729%	(3)	07/09/2012
Advo-Valassis - Mortgage Loan (3)	4,824	4,988	4.6729%	(3)	07/09/2012

Nashville Flex Portfolio
Nashville Flex Portfolio - Mortgage Loan (3)	29,728	32,430	4.6729%	(3)	07/09/2012

Sabal Pavilion Building - Mortgage Loan	14,700	14,700	6.3800%	Fixed rate of 6.38%	08/01/2036
Plaza in Clayton - Mortgage Loan	62,200	62,200	5.8990%	Fixed rate of 5.899%	10/06/2016
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	18,000	5.6725%	Fixed rate of 5.6725%	12/06/2016
825 University Avenue Building - Mortgage Loan	19,000	19,000	5.5910%	Fixed rate of 5.591%	12/06/2013
Midland Industrial Buildings - Mortgage Loan	24,050	24,050	5.7550%	Fixed rate of 5.755%	01/06/2011
Crescent Green Building - Mortgage Loan	32,400	32,400	5.1800%	Fixed rate of 5.18%	02/01/2012
625 Second Street Building - Mortgage Loan	33,700	33,700	5.8500%	Fixed rate of 5.85%	02/01/2014
Sabal VI Building - Mortgage Loan	11,040	11,040	5.1400%	Fixed rate of 5.14%	10/01/2011
Sabal VI Building - Mezzanine Loan (4)	-	3,000	(4)	(4)	(4)
The Offices at Kensington - Mortgage Loan	18,500	18,500	5.5200%	Fixed rate of 5.52%	04/01/2014
Royal Ridge Building - Mortgage Loan	21,718	21,718	5.9600%	Fixed rate of 5.96%	09/01/2013
Bridgeway Technology Center - Mortgage Loan	26,824	26,824	6.0700%	Fixed rate of 6.07%	08/01/2013
Plano Corporate Center I & II - Mortgage Loan	30,591	30,591	5.9000%	Fixed rate of 5.9%	09/01/2012
2200 West Loop South Building - Mortgage Loan	17,426	17,426	5.8900%	Fixed rate of 5.89%	10/01/2014
ADP Plaza - Mortgage Loan	20,900	20,900	5.5600%	Fixed rate of 5.56%	10/01/2013
Woodfield Preserve Office Center - Mortgage Loan (5)	80,000	68,400	5.3000%	Fixed rate of 5.3%	05/01/2011
Patrick Henry Corporate Center - Mortgage Loan (3)	10,175	11,100	4.6729%	(3)	07/09/2012
South Towne Corporate Center I and II - Mortgage Loan (5)	22,500	25,200	5.3000%	Fixed rate of 5.3%	05/01/2011
Rivertech I and II - Mortgage Loan (3)	25,025	-	4.6729%	(3)	07/09/2012
Suwanee Pointe - Mortgage Loan	9,790	-	4.6729%	(3)	07/09/2012
Millennium I Building - Mortgage Loan	28,228	-	4.7469%	(6)	12/05/2008
Tysons Dulles Plaza - Mortgage Loan	76,375	-	5.9000%	Fixed rate of 5.9%	03/10/2014
Great Oaks Center - Mortgage Loan	19,349	-	4.6729%	(3)	07/09/2012

	721,496	564,303

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

	Principal as of 9/30/08	Principal as of 12/31/07	Average Interest Rate(1)	Index and Margin	Maturity Date (2)
National Industrial Portfolio
National Industrial Portfolio - Mortgage Loan (7)	300,000	315,000	3.3263%	30-day Libor + 0.84%	08/09/2009
National Industrial Portfolio - Mezzanine Loan A (7)	40,200	116,000	4.1923%	30-day Libor + 1.71%	08/09/2009
National Industrial Portfolio - Mezzanine Loan B (7)	32,300	-	4.4923%	30-day Libor + 2.01%	08/09/2009
National Industrial Portfolio - Mezzanine Loan C (7)	32,300	-	4.7423%	30-day Libor + 2.26%	08/09/2009
National Industrial Portfolio - Mezzanine Loan D (7)	26,200	-	5.4923%	30-day Libor + 3.01%	08/09/2009
National Industrial Portfolio - Mezzanine Loan E (7)	644	-	3.7323%	30-day Libor + 1.25%	08/09/2009
National Industrial Portfolio - Mezzanine Loan E (7)	1,759	-	3.7275%	30-day Libor + 1.25%	08/09/2009

Repurchase Agreements
Marketable Real Estate Securities - Repurchase Agreement (8)	-	13,261	4.2577%	30-day Libor + 0.85%	(8)
GKK I - Mezzanine Loans - Repurchase Agreement	167,413	-	3.9813%	30-day Libor + 1.50%	03/09/2011
GKK II - Mezzanine Loans - Repurchase Agreement	130,210	-	3.9813%	30-day Libor + 1.50%	03/09/2011
Fixed Rate Securities - Repurchase Agreement	22,264	-	3.4813%	30-day Libor + 1.00%	08/14/2013

	$1,474,786	$1,008,564

(1) Represents the weighted-average interest rate for the current year to date; however, if the loan was refinanced during the year, the weighted-average interest rate is from the refinancing date to September 30, 2008.

(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) On July 11, 2008, the Company paid off the principal and interest under short-term bridge loans and completed four-year secured financing of the referenced properties, which is shown above. Principal as of December 31, 2007 reflects the principal amount outstanding under the prior short-term bridge loans that were paid off on July 11, 2008. At the Company’s election, the interest rate on this loan may be calculated at a variable rate of Prime or 220 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively.

(4) On February 22, 2008, the Company paid off the principal and interest outstanding under the note.

(5) On April 29, 2008, the Company paid off principal and interest under short-term bridge loans and completed three-year secured financing on the referenced properties, which are shown above. Principal as of December 31, 2007, reflects the principal amount outstanding under the prior short-term bridge loans that were paid off on April 29, 2008. The borrowers under the referenced loan are co-borrowers under a single mortgage loan. The individual deed of trust and mortgage on the respective properties securing the loan are cross-defaulted and this in effect creates cross-collateralization of the properties.

(6) At the Company’s election, the interest rate on this loan may be calculated at a variable rate of Prime or 225 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively.

(7) Held through a consolidated joint venture. On March 28, 2008 and May 8, 2008, the mortgage and mezzanine loans were restructured to provide for additional debt tranches with varying interest rates. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over the 30-day LIBOR. The terms of the loan agreements provide for the right to extend the loan for three successive one-year periods upon satisfaction of certain terms and conditions. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(8)	On April 16, 2008, the Company paid off the principal and interest outstanding under the agreement.

During the three and nine months ended September 30, 2008, the Company incurred $18.1 million and $48.2 million of interest expense, respectively. Of this amount, $4.5 million was payable at September 30, 2008. Included in interest expense for the three and nine months ended September 30, 2008 was $2.4 million and $6.0 million of amortization of deferred financing costs, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The following is a schedule of maturities for all notes payable outstanding as of September 30, 2008 (in thousands):

October 1, 2008 through December 31, 2008	$28,228
2009	433,403
2010	-
2011	439,840
2012	221,708
Thereafter	351,607

$1,474,786

During the three months ended September 30, 2008, the Company entered into the following financings related to its real property portfolio:

Portfolio Secured Mortgage Loan Facility

On July 11, 2008, certain of the Company’s wholly owned subsidiaries (the “Borrowers”), entered into a secured four-year mortgage loan agreement with an unaffiliated lender providing for a secured mortgage loan facility in the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The determination of the total amount of the Portfolio Secured Mortgage Loan Facility was based on a percentage of the appraised value of the properties in the portfolio that will serve as collateral for the facility. The maturity date of the loan is July 9, 2012, with two one-year extension options subject to certain conditions. The Portfolio Secured Mortgage Loan Facility bears interest at a floating rate of 220 basis points over 30-day LIBOR. The Company has purchased interest rate protection for the majority of the loan in the form of an interest rate swap agreement, effectively fixing the interest rate on a majority of the loan at 6.02%. Proceeds from the Portfolio Secured Mortgage Loan Facility were used to pay off short-term bridge loans on 11 properties, aggregating to $139.3 million as of July 11, 2008, which now secure this loan. In addition, the Portfolio Secured Mortgage Loan Facility was used to fund $19.3 million of the purchase price of Great Oaks Center, which secures the loan, and $9.8 million was drawn on this facility to finance Suwanee Pointe, which also secures the loan. The Borrowers under the Portfolio Secured Mortgage Loan Facility are co-borrowers under a single mortgage loan agreement pursuant to which all of the Borrowers’ assets make up a collateral pool. All of the deeds of trust and mortgages on the properties securing the Portfolio Secured Mortgage Loan Facility are cross-defaulted and this in effect creates cross-collateralization of all the properties. The following properties secure the loan: Hartman Business Center One, Cardinal Health, Corporate Express, Rickenbacker IV – Medline, Plainfield Business Center, Crystal Park II – Buildings D & E, Park 75 – Dell, Advo-Valassis, the Nashville Flex Portfolio, Patrick Henry Corporate Center, Rivertech I and II, Suwanee Pointe and Great Oaks Center.

Financings Related to the Investment in the GKK Mezzanine Loans

In connection with the Company’s acquisition of the GKK Mezzanine Loan on August 22, 2008, the Company, through indirect wholly owned subsidiaries, entered into two repurchase agreements with Goldman Sachs Mortgage Company (“Goldman”) and Citigroup Financial Products Inc. (“Citigroup”). Together, the two repurchase agreements encumber the Company’s entire ownership interest in the GKK Mezzanine Loan and financed $297.6 million of the Company’s cost of acquiring the GKK Mezzanine Loan. The repurchase agreement with Goldman is in the amount of $167.4 million and the repurchase agreement with Citigroup is in the amount of $130.2 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The repurchase agreements with Goldman and Citigroup currently bear interest at a rate of 30-day LIBOR plus 150 basis points and have a maturity date of the earliest to occur of (a) March 9, 2011, (b) the maturity or termination date of the GKK Mezzanine Loan, or (c) such earlier date on which the repurchase agreements shall terminate in accordance with their terms or by operation of law. Though certain indirect wholly owned subsidiaries are the parties that entered the repurchase agreements, the Company has guaranteed amounts outstanding under the agreements. The Company may prepay amounts outstanding under the repurchase agreements, though prepayments are subject to breakage fees. The repurchase agreements also require the Company to meet certain financial covenants and contain other covenants and events of default that are typical for this type of financing.

Guarantees

The Company provides financial guarantees as required by creditors in connection with certain debt financing. As of September 30, 2008, the following financial guarantees were outstanding (in thousands):

	Legal Entity - Guarantor (Name of Entity)	Amount of Guarantee	Type
Sabal Pavilion Building - Mortgage Loan	KBS Limited Partnership	$1,500	Tenant Improvement & Leasing

Sabal VI Building - Mortgage Loan	KBS Limited Partnership	189	Repayment Guarantee

The Offices at Kensington - Mortgage Loan	KBS Limited Partnership	135	Repayment Guarantee

Royal Ridge Building - Mortgage Loan	KBS REIT Properties, LLC	5,000	Tenant Improvement & Leasing

ADP Plaza - Mortgage Loan	KBS REIT Properties, LLC	3,650	Tenant Improvement & Leasing

GKK I Mezzanine Loan - Repurchase Agreement	KBS Real Estate Investment Trust, Inc.	167,413	Repayment Guarantee

GKK II Mezzanine Loan - Repurchase Agreement	KBS Real Estate Investment Trust, Inc.	130,210	Repayment Guarantee

Fixed Rate Securities - Repurchase Agreement	KBS Real Estate Investment Trust, Inc.	22,264	Repayment Guarantee

		$330,361

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts payable and other accrued liabilities	$13,986	$9,052
Accrued interest expense	4,521	4,027
Real estate taxes payable	10,342	3,490

	$28,849	$16,569

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

12.	OTHER LIABILITIES

Other liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Tenant security deposits	$4,972	$3,952
Interest rate swap agreement	713	-
Prepaid rent and other	2,427	3,655

	$8,112	$7,607

13.	DERIVATIVE INSTRUMENTS

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2008 and December 31, 2007. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

					Fair Value of Asset (Liability)
	Notional Value	Interest Rate	Effective Date	Maturity Date	September 30, 2008	December 31, 2007
Interest Rate Cap (1)	$405,000	5.75%	08/08/2007	08/15/2010	$320	$308
Interest Rate Cap (1)	46,000	6.00%	08/08/2007	08/15/2009	1	2
Interest Rate Floor (2)	83,721	4.50%	01/30/2008	08/09/2009	931	-
Interest Rate Floor (2)	60,279	4.50%	01/30/2008	08/09/2009	670	-
Interest Rate Floor (2)	15,850	4.50%	03/09/2008	08/09/2009	185	-
Interest Rate Swap (3)	119,037	4.67%	07/11/2008	07/11/2012	(713)	-

	$729,887				$1,394	$310

(1) The Company has not designated either of these contracts as cash flow hedges for accounting purposes. The interest rate caps have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of September 30, 2008. The gain (loss) resulting from the increase (decrease) in fair value of the interest rate caps for the three and nine months ended September 30, 2008 of approximately ($181,000) and $11,000, respectively, is reflected on the accompanying unaudited consolidated statements of operations as an unrealized gain on derivative instruments. The Company marks the interest rate cap agreements to their estimated fair values as of each balance sheet date and records the changes in fair value in the consolidated statement of operations.

(2) The Company designated each of these three interest rate floor agreements as cash flow hedges. The interest rate floor agreements have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of September 30, 2008. Changes in the fair value of the effective portion of the interest rate floor agreements designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the three and nine months ended September 30, 2008 relating to the fair value adjustments of the three interest rate floor agreements amounted to approximately $179,000 and $806,000, respectively. During the three and nine months ended September 30, 2008, the Company also amortized, as an offset to interest income, the cost of the interest rate floor agreements of approximately $809,000 and $1.9 million, respectively.

(3) The Company designated the interest rate swap as a cash flow hedge. The interest rate swap effectively fixes the interest rate on $119,037,000 of debt at 4.67% based on a LIBOR swap rate of 3.815%. Changes in the fair value of the effective portion of the interest rate swap designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the three and nine months ended September 30, 2008 relating to the fair value adjustments of the interest rate swap agreement amounted to $713,000.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157, on January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework required for the valuation of investments uses a three-tiered approach. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require significant adjustment by the Company to derive a fair value measurement. Additionally, in an inactive market, market prices quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. In these instances, the Company places less reliance on quotes that do not reflect the result of market transactions and classifies the fair value measurement of these financial instruments as Level 3 in accordance with FSP SFAS 157-3.

At September 30, 2008, the Company held the following financial instruments measured under the SFAS 157 hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Real Estate Securities	$47,728	$-	$-	$47,728
Derivative Instruments	$1,394	$-	$1,394	$-

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The table below presents a reconciliation of the beginning and ending balance of financial instruments of the Company having fair value measurements based on significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2008 (in thousands):

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Balance, beginning of the period	$-	$-
Realized gains (losses) included in net income (loss)	-	-
Unrealized gains (losses) included in other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or (out) of Level 3	47,728	47,728

Balance, end of the period	$47,728	$47,728

Unrealized loss included in other comprehensive income (loss)	$(8,568)	$(8,568)

15.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2009 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Pursuant to the terms of the agreements described above, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2008 and 2007, respectively, and any related amounts payable as of September 30, 2008 and December 31, 2007 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2008	December 31, 2007
	2008	2007	2008	2007
Expensed
Asset management fees	$4,051	$1,481	$12,056	$2,847	$4,546	$2,215

Additional Paid-in Capital
Selling commissions (1)	1,831	10,432	48,533	31,050	-	337
Dealer manager fees (1)	817	6,326	30,100	19,113	-	232
Reimbursable other offering costs (1) (2)	415	1,272	2,838	2,838	-	156

Capitalized
Acquisition fees (3)	5,020	5,109	8,977	7,516	-	-

Advances from Advisor (4)	-	-	-	-	1,600	1,600

	$12,134	$24,620	$102,504	$63,364	$6,146	$4,540

(1) Selling commissions, dealer manager fees and reimbursements of other offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated financial statements.

(2) Reimbursable other offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs (other than selling commissions and dealer manager fees) related to the Offering of $0.9 million and $4.4 million for the three and nine months ended September 30, 2008, respectively, including both organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were or will be subsequently reimbursed by the Company.

(3) Represents acquisition fees related to purchases of real estate and real estate-related investments during the three and nine months ended September 30, 2008. The acquisition fees for the real estate loans receivable are capitalized as deferred financing costs, prepaid expenses and other assets in the accompanying consolidated financial statements and amortized over the life of the loans.

(4) In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending January 31, 2009 exceeds the amount of the Company’s funds from operations (as defined by the National Association of Real Estate Investment Trusts) from January 1, 2006 through January 31, 2009. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and nine months ended September 30, 2008.

The fees and reimbursement obligations under the Advisory Agreement and Dealer Manager Agreement are as follows:

Form of Compensation	Amount
Selling Commission

The Company paid the Dealer Manager up to 6.0% of the gross offering proceeds before reallowance of commissions earned by participating broker-dealers in its primary offering of up to 200,000,000 shares of common stock. The Dealer Manager reallowed 100% of commissions earned to participating broker-dealers. The Company ceased offering shares in its primary offering on May 30, 2008. Subscriptions from nonqualified accounts had to be postmarked as of May 30, 2008. For investments by qualified accounts, subscription agreements must have been dated on or before May 30, 2008 with all documents and funds received by the Company by the end of business on September 1, 2008. The Company has now terminated the primary offering upon completion of review of subscriptions submitted in accordance with its processing procedures.

The Company continues to offer shares under its dividend reinvestment plan. To the extent permitted under state securities laws, if the Company paid selling commissions in connection with the issuance of shares to the investor in the primary offering, the Company may pay the Dealer Manager up to 3.0% of gross offering proceeds from the dividend reinvestment plan. The Dealer Manager will reallow 100% of commissions payable on shares issued through the dividend reinvestment plan to the broker-dealer associated with such account.

Dealer Manager Fee

The Company paid the Dealer Manager 3.5% of gross offering proceeds for shares sold pursuant to the Company’s up to 200,000,000 share primary offering, which has terminated as described immediately above. In some instances, the Dealer Manager reallowed to participating broker-dealers up to 1% of the gross offering proceeds attributable to the respective broker-dealer as a marketing fee, provided that the Dealer Manager increased the amount of the reallowance in special cases. The dealer manager fee was reduced for certain volume discount sales.

No dealer manager fee is payable on shares issued under the ongoing dividend reinvestment plan offering.

Reimbursement of Organization and Offering Expenses

The Company reimburses the Advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, dealer manager fees and organization and other offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Form of Compensation	Amount
Acquisition Fee	The Company pays the Advisor 0.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments.

Asset Management Fee*

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate investments the Company owns and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments, provided that with respect to the Company’s investment in the Joint Venture that owns the National Industrial Portfolio, the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the Joint Venture investment, which equals the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the Joint Venture, inclusive of expenses related thereto, and the amount of any outstanding debt associated with such properties and the Joint Venture and (ii) the percentage that represents the Company’s economic interest in the Joint Venture. The Advisor may also earn a performance fee related to the joint venture investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the Joint Venture through the date of calculation. This fee is conditioned upon the amount of the Company’s funds from operations. As of September 30, 2008, the Company’s operations were sufficient to meet the funds from operations condition per the Advisory Agreement. As a result, as of September 30, 2008, the Company had accrued for incurred but unpaid performance fees of $2.3 million. Although these performance fees have been incurred as of September 30, 2008, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of September 30, 2008, $1.6 million of advances from the Advisor remain unpaid.

Although the asset management fees earned by the Advisor through September 30, 2008 have been accrued for and expensed in the appropriate period in the Company’s financial statements, the Advisor deferred, without interest, payment of the asset management fees it earned from July 2006 through September 2007. The Company has paid $1.0 million of the $3.2 million initially deferred. Per the terms of the Advisory Agreement, the Advisor may choose to be paid the accrued but unpaid asset management fees in such future period as the Advisor may determine.

At September 30, 2008, there were $2.2 million of accrued but unpaid asset management fees for the months of July 2006 through September 2007 outstanding and $2.3 million of accrued but unpaid performance fees related to the Company’s investment in the Joint Venture that owns the National Industrial Portfolio. The Company has paid the Advisor asset management fees of $12.0 million earned pursuant to the Advisory Agreement for services related to the months of October 2007 through September 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

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

Stock-based Compensation Awards*

The Company may issue stock-based awards to affiliates of the Advisor. As of September 30, 2008, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

* The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending September 30, 2008 or 2007.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that the Company does not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee may be limited by the restriction on “total operating expenses.” In addition, stock-based awards treated as an expense under GAAP will count, toward the restriction on “total operating expenses.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

16.	MINORITY INTEREST

On August 8, 2007, the Company entered into an operating agreement with New Leaf Industrial Partners Fund, L.P (“New Leaf”) for the Joint Venture (the “Operating Agreement”). The purpose of the Joint Venture, which is managed by New Leaf, is to invest in 23 institutional quality industrial properties and hold a master lease with a remaining term of approximately 14.5 years with respect to another industrial property (collectively, the “National Industrial Portfolio”). The Company made an initial capital contribution of approximately $85.5 million and holds an 80% membership interest in the Joint Venture. New Leaf made an initial capital contribution of approximately $21.4 million and owns a 20% membership interest in the Joint Venture. Pursuant to the Operating Agreement, the Company and New Leaf may be required to make additional capital contributions to the Joint Venture to fund operating reserves or expenses approved by the budget or business plan.

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

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

17.	PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2008 and 2007, as if all the Company’s acquisitions that were completed during the year ending December 31, 2007 and nine months ended September 30, 2008 were completed as of January 1, 2007. As of September 30, 2008, the Company owned 20 office buildings, one light industrial property, three corporate research buildings, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties, and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14.5 years with respect to another industrial property. In addition, the Company owns seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and two first mortgage loans. The Company has also originated three secured loans and one mezzanine loan and holds two investments in securities directly or indirectly backed by commercial mortgage loans. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred as of January 1, 2007, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$67,448	$76,028	$223,926	$226,690

Depreciation and amortization	$(25,038)	$(21,474)	$(68,110)	$(62,737)

Net income (loss)	$2,680	$(4,007)	$31,922	$23,573

Net Income (loss) per common share, basic and diluted	$0.02	$(0.03)	$0.22	$0.16

Weighted-average number of common shares outstanding	145,181,047	145,181,047	145,181,047	145,181,047

18. SUPPLEMENTAL CASH FLOW DISCLOSURES Supplemental cash disclosures were as follows (in thousands):

	For the Nine Months Ended September 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$41,709	$13,668

Supplemental Disclosure of Non-Cash Transactions:
(Decrease) increase in commissions on stock sales and related dealer manager fees due to affiliates	$(569)	$563

Decrease in other offering costs due to affiliates	$(156)	$(135)

Increase in distributions payable	$5,167	$3,126

Increase in accretion of other-than-temporary impairment of marketable real estate securities	$385	$-

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

19.	SEGMENT INFORMATION

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

The following tables summarize total revenues and net income for each reportable segment for the three and nine months ended September 30, 2008 and 2007, respectively, and total assets and total liabilities for each reportable segment as of September 30, 2008 and December 31, 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Revenues
Real Property Investments Segment	$53,145	$24,016	$144,334	$42,523
Real Estate-Related Assets Segment	25,414	4,604	53,891	8,074
Corporate-Level Accounts	50	-	50	-

Consolidated Total Revenues	$78,609	$28,620	$198,275	$50,597

Net Income (Loss)
Real Property Investments Segment	$(6,319)	$(4,528)	$(15,410)	$(6,769)
Real Estate-Related Assets Segment	23,973	4,455	51,733	7,934
Corporate-Level Accounts	(3,866)	(1,341)	(18,573)	(2,350)

Consolidated Net Income	$13,788	$(1,414)	$17,750	$(1,185)

	September 30, 2008	December 31, 2007
Total Assets
Real Property Investments Segment	$1,899,510	$1,527,538
Real Estate-Related Assets Segment	1,078,247	234,546
Corporate-Level Accounts (1)	76,885	55,088

Consolidated Total Assets	$3,054,642	$1,817,172

Total Liabilities
Real Property Investments Segment	$1,232,386	$1,052,692
Real Estate-Related Assets Segment	321,979	13,941
Corporate-Level Accounts (2)	17,382	11,224

Consolidated Total Liabilities	$1,571,747	$1,077,857

(1) Total assets in the corporate-level accounts consisted primarily of offering proceeds being held in the form of cash and cash equivalents of approximately $76.4 million and $53.5 million as of September 30, 2008 and December 31, 2007, respectively, for future real estate and real estate-related investments.

(2) As of September 30, 2008 and December 31, 2007, total liabilities in the corporate-level accounts consisted primarily of amounts due to affiliates for commissions, dealer manager fees, reimbursements of organizational and offering costs, accruals for legal and accounting fees and distributions payable.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

20.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of properties and other investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2008.

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

September 30, 2008

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

21.	SUBSEQUENT EVENTS

Distributions Paid

On October 15, 2008, the Company paid distributions of approximately $10.1 million, which related to distributions declared for each day in the period from September 1, 2008 through September 30, 2008.

Distributions Declared

On October 21, 2008, the Company’s board of directors declared a daily distribution for the period from November 1, 2008 through November 30, 2008, which the Company expects to pay in December 2008. On November 7, 2008, the Company’s board of directors declared a daily distribution for the period from December 1, 2008 through December 31, 2008, which the Company expects to pay in January 2008, and a daily distribution for the period from January 1, 2009 through January 31, 2009, which distribution the Company expects to pay in February 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending January 31, 2009 exceeds the amount of the Company’s funds from operations (as defined by NAREIT) from January 1, 2006 through January 31, 2009, see Note 15, “Related Party Transactions.”

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2008

(unaudited)

Subsequent Investments and Financings

Acquisition and Related Financing of Five Tower Bridge Building

On October 14, 2008, the Company, through an indirect wholly owned subsidiary, purchased an eight-story office building containing 223,726 rentable square feet (the “Five Tower Bridge Building”) from a seller unaffiliated with the Company or the Advisor. The Five Tower Bridge Building is located on an approximate 10.3-acre parcel of land in West Conshohocken, Pennsylvania. The purchase price of the Five Tower Bridge Building was approximately $73.0 million plus closing costs.

The Company funded the acquisition with a $41.0 million mortgage loan and with proceeds from the Offering.

Purchase and Sale Agreement for City Gate Plaza

On October 20, 2008, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with the Company or the Advisor to purchase a five-story office building and a single-story amenities building containing a total of 105,003 rentable square feet (“City Gate Plaza”). Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of City Gate Plaza is approximately $20.6 million plus closing costs. There can be no assurance that the Company will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit $400,000 of earnest money.

Repurchase Agreement

On August 14, 2008, the Company entered into a repurchase transaction under a master repurchase agreement with Deutsche Bank Securities, Inc. (“Deutsche Bank”), providing the Company with $22.3 million to finance its investment in $82.0 million (face amount) of investment grade securities that are backed by commercial mortgage-backed securities (the “Fixed Rate Securities”). Based on Deutsche Bank’s methodology for valuing the Fixed Rate Securities, Deutsche Bank concluded that the fair market value of the securities declined in excess of the threshold amount and made margin calls under the repurchase agreement on October 29 and October 30, 2008 and on November 3 and November 4, 2008. The Company met the margins calls under the repurchase agreement by making cash payments in the aggregate amount of $4.4 million. Because Deutsche Bank looks to credit spreads to determine fair market value, and because the Company expects credit spreads to continue to widen in the short term, the Company has also paid an additional $2.4 million under the repurchase agreement for total payments to Deutsche Bank of $6.8 million. The amount the Company must repay Deutsche Bank to repurchase the Fixed Rate Securities under the repurchase agreement is reduced by these cash payments to Deutsche Bank.

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

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•

Our investments in mortgage, mezzanine, bridge and other loans as well as investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

•

The current credit market disruptions have caused the spreads on prospective debt financing to increase. This could cause the costs and terms of new financings to be less attractive than the terms of our current indebtedness and increase the cost of our variable rate debt.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Part II, Item 1A of this quarterly report.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On June 23, 2005, we filed a registration statement on Form S-11 (File No. 333-126087) with the SEC to offer a maximum of 280,000,000 shares of common stock for sale to the public. Of the 280,000,000 shares offered, 200,000,000 shares were registered in our primary public offering and 80,000,000 shares were registered under our dividend reinvestment plan. The SEC declared the registration statement effective on January 13, 2006, and we launched our initial public offering on January 27, 2006. On July 5, 2006, we broke escrow in our initial public offering and then commenced our real estate operations. As of September 30, 2008, we had sold 176,767,285 shares of common stock in our public offering for gross offering proceeds of approximately $1.76 billion, inclusive of shares sold in the primary offering and under the dividend reinvestment plan. As of September 30, 2008, we had redeemed 687,564 of the shares sold in our public offering pursuant to our share redemption program for approximately $6.6 million. We ceased offering shares of common stock in our primary offering of up to 200,000,000 shares on May 30, 2008 and terminated the offering upon the completion of review of subscriptions submitted in accordance with our processing procedures. We continue to offer shares of common stock under our dividend reinvestment plan.

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

As of September 30, 2008, we owned 62 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage loans. The 62 real estate properties total 20.4 million square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 20 office properties, one light industrial property, three corporate research properties, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and a master lease with respect to another property. At September 30, 2008, the portfolio was approximately 95% leased. Our real estate loans receivable portfolio includes three secured loans and one mezzanine loan that we originated as well as seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, two first mortgage loans, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT. Our marketable real estate securities portfolio includes two investments in securities directly or indirectly backed by commercial mortgage loans.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook

Real Estate Finance Market

Events in the residential mortgage market have impacted the commercial mortgage market as well as the market for debt related real estate-related investments generally. Credit spreads on commercial mortgages (i.e., the interest rate spread overall given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (i) supply and demand for such mortgage loans and (ii) the ability to sell or finance such commercial mortgage assets. In the case of the former, the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity or “demand” increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders are subject to the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital markets decreases. As credit conditions in the market tighten, many lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

For existing loans, when credit spreads widen, the fair value of these existing loans decrease in market price. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest forgone from the widened credit spread. Accordingly, when a lender wishes to sell the loan in a whole loan transaction, issue commercial mortgage-backed securities, finance the loan under a warehouse facility, or pledge the loan in a commercial real estate collateralized debt obligation financing, the reduced fair value of the loan will impact the total proceeds that the lender will receive.

Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-based securities and commercial real estate bonds and loans. This has resulted in a general reduction of demand in the commercial real estate sector. It has also caused a significant widening of the credit spreads on both commercial mortgage-backed securities and commercial real estate collateralized debt obligations in recent months. We can not foresee when these markets will stabilize.

More generally, the capital and credit markets have been experiencing extreme volatility and disruption for more than 15 months, triggered by losses tied to the residential mortgage markets. The effects of increased rates of delinquency, foreclosure and loss in residential mortgages have spread throughout the capital markets and have affected the overall economy. These circumstances have materially impacted the cost and availability of debt to borrowers. As of November 12, 2008, we had debt obligations in the aggregate principal amount of $1.5 billion. Short-term loans constituting $461.6 million of this debt mature within the next year and long-term loans constituting the remaining $1.0 billion of this debt mature primarily between 2011 and 2016. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness on terms as attractive as our current indebtedness.

The disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Furthermore, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments.

Over the short-term, management expects continued volatility in the capital markets, and with that, continued volatility in the commercial real estate, the real estate finance and the structured finance markets. This may present a short-term opportunity to acquire properties, loans and securities that are undervalued. However, the opportunity is hampered by the increased cost of capital and uncertainty as to when credit markets and the general economy will stabilize.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to stockholders.

Net cash flows from financing activities for the nine months ended September 30, 2008 were $1.2 billion, consisting primarily of net offering proceeds of $810.4 million (after payment of selling commissions, dealer manager fees and organization and other offering expenses of $83.7 million and redemptions of common stock of $5.7 million) and net aggregate borrowings of $461.8 million (after payment of deferred financing costs of $4.4 million). Net aggregate borrowings during the nine months ended September 30, 2008 related to (i) new borrowings totaling $460.9 million used to purchase real estate and real estate-related investments, (ii) loan draws totaling $2.4 million used to fund capital expenditures, (iii) borrowings and the subsequent repayment of repurchase agreements totaling $86.4 million relating to the financing of the Arden Portfolio Mezzanine Loans, (iv) repayment of repurchase agreements totaling $13.3 million related to marketable real estate securities, (v) repayment of a mezzanine loan totaling $3.0 million and (vi) refinancing proceeds of $337.6 million, which were used to repay $318.4 million of notes payable, bringing our aggregate borrowings related to the purchase of real estate and real estate-related investments to $1.5 billion as of September 30, 2008. In addition, we paid distributions of $67.9 million to our investors and purchased three separate interest rate floor agreements for $2.5 million. With capital and borrowings from our financing activities, we invested approximately $418.8 million in real estate, $804.7 million in real estate loans receivable including acquisition fees and closing costs of $6.8 million, and $44.2 million in marketable real estate securities. We also received $16.1 million in principal payments on our loans receivable during the nine months ended September 30, 2008. Net cash provided by operating activities was $86.2 million from the operation of our real estate investments and interest income from our investments in real estate loans. At September 30, 2008, we had cash and cash equivalents of $102.5 million available for investment in properties and real estate-related investments and the repayment of debt.

As of September 30, 2008, our liabilities totaled $1.6 billion and consisted primarily of long-term notes payable with a maturity of longer than one year of $1.0 billion and short-term notes payable with a maturity of one year or less of $461.6 million. Long-term notes payable consisted of $534.6 million of fixed rate mortgage loans with a weighted-average interest rate of 5.70% and $478.6 million of variable rate mortgage loans with a weighted-average interest rate of 4.30% for the nine months ended September 30, 2008. Short-term notes payable consisted of $461.6 million of variable rate mortgage loans with a weighted-average interest rate of 3.75% for the nine months ended September 30, 2008. These financings are described below under “—Contractual Commitments and Contingencies.”

As discussed above, in 2007 and throughout 2008, the global capital markets have experienced significant dislocations and liquidity disruptions which have led the credit spreads of debt to widen considerably. These circumstances have materially impacted the cost and availability of debt to borrowers. Our investment strategy is to utilize debt to finance our investment portfolio; however, given the current debt market environment, we elected to forgo the use of debt on our most recent real estate acquisitions. Management remains vigilant in monitoring the risks inherent to our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may elect to place financing on our recent acquisitions in the future. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2008, our borrowings were approximately 49% of the cost (before depreciation or other non-cash reserves) of all of our real estate investments.

In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and the dealer manager. During our public offering, these payments included payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager, our advisor and their affiliates for reimbursement of certain organization and other offering expenses. We will continue to pay the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with the issuance of shares under the dividend reinvestment plan, to the extent permitted under state securities laws and to the extent that we paid selling commissions in connection with the issuance of shares to the investor in the primary offering. We will also continue to reimburse the advisor and the dealer manager for certain organization and offering costs. In addition, we pay our advisor fees in connection with the selection and purchase of real estate investments, the management of our assets and for certain costs incurred by our advisor in providing services to us.

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

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2008 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations (1)	$1,474,786	$28,228	$433,403	$661,548	$351,607
Interest payments on outstanding debt obligations (2)	$243,086	$18,010	$110,577	$61,004	$53,495
Outstanding funding obligations under real estate loans receivable	$17,089	$17,089	$-	$-	$-
Purchase obligations (3)	$73,000	$73,000	$-	$-	$-

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of September 30, 2008. We incurred interest expense of $42.0 million, excluding amortization of deferred financing costs totaling $6.2 million, during the nine months ended September 30, 2008.

(3) As of September 30, 2008, we had entered into a purchase and sale agreement to acquire the Five Tower Bridge Building, an eight-story office building containing 223,726 rentable square feet in West Conshohocken, Pennsylvania. We completed the acquisition of the Five Tower Bridge Building on October 14, 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our outstanding debt obligations as of September 30, 2008 were as follows (in thousands):

	Principal as of 9/30/08	Average Interest Rate (1)	Index and Margin	Maturity Date (2)	Percent of Total Indebtedness
Opus National Industrial Portfolio
Cedar Bluffs - Mortgage Loan	$4,627	5.8600%	Fixed rate of 5.86%	07/01/2011	0.31%
Hartman Business Center One - Mortgage Loan (3) (4)	9,185	4.6729%	(4)	07/09/2012	0.62%
Cardinal Health - Mortgage Loan (3) (4)	6,325	4.6729%	(4)	07/09/2012	0.43%
Corporate Express - Mortgage Loan (3) (4)	5,005	4.6729%	(4)	07/09/2012	0.34%
Rickenbacker IV - Medline - Mortgage Loan (3) (4)	8,676	4.6729%	(4)	07/09/2012	0.59%
Plainfield Business Center - Mortgage Loan (3) (4)	9,350	4.6729%	(4)	07/09/2012	0.63%
Crystal Park II - Buildings D & E - Mortgage Loan (3) (4)	11,330	4.6729%	(4)	07/09/2012	0.76%
Park 75 - Dell - Mortgage Loan (3) (4)	9,955	4.6729%	(4)	07/09/2012	0.68%
Advo-Valassis - Mortgage Loan (3) (4)	4,824	4.6729%	(4)	07/09/2012	0.33%

Nashville Flex Portfolio
Nashville Flex Portfolio - Mortgage Loan (3) (4)	29,728	4.6729%	(4)	07/09/2012	2.02%

Sabal Pavilion Building - Mortgage Loan	14,700	6.3800%	Fixed rate of 6.38%	08/01/2036	1.00%
Plaza in Clayton - Mortgage Loan	62,200	5.8990%	Fixed rate of 5.899%	10/06/2016	4.22%
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	5.6725%	Fixed rate of 5.6725%	12/06/2016	1.22%
825 University Avenue Building - Mortgage Loan	19,000	5.5910%	Fixed rate of 5.591%	12/06/2013	1.29%
Midland Industrial Buildings - Mortgage Loan	24,050	5.7550%	Fixed rate of 5.755%	01/06/2011	1.63%
Crescent Green Building - Mortgage Loan	32,400	5.1800%	Fixed rate of 5.18%	02/01/2012	2.20%
625 Second Street Building - Mortgage Loan	33,700	5.8500%	Fixed rate of 5.85%	02/01/2014	2.29%
Sabal VI Building - Mortgage Loan	11,040	5.1400%	Fixed rate of 5.14%	10/01/2011	0.75%
The Offices at Kensington - Mortgage Loan	18,500	5.5200%	Fixed rate of 5.52%	04/01/2014	1.25%
Royal Ridge Building - Mortgage Loan	21,718	5.9600%	Fixed rate of 5.96%	09/01/2013	1.47%
Bridgeway Technology Center - Mortgage Loan	26,824	6.0700%	Fixed rate of 6.07%	08/01/2013	1.82%
Plano Corporate Center I & II - Mortgage Loan	30,591	5.9000%	Fixed rate of 5.9%	09/01/2012	2.07%
2200 West Loop South Building - Mortgage Loan	17,426	5.8900%	Fixed rate of 5.89%	10/01/2014	1.18%
ADP Plaza - Mortgage Loan	20,900	5.5600%	Fixed rate of 5.56%	10/01/2013	1.42%
Woodfield Preserve Office Center - Mortgage Loan (5)	80,000	5.3000%	Fixed rate of 5.3%	05/01/2011	5.42%
Patrick Henry Corporate Center - Mortgage Loan (3) (4)	10,175	4.6729%	(4)	07/09/2012	0.69%
South Towne Corporate Center I and II - Mortgage Loan (5)	22,500	5.3000%	Fixed rate of 5.3%	05/01/2011	1.53%
Rivertech I and II - Mortgage Loan (3) (4)	25,025	4.6729%	(4)	07/09/2012	1.70%
Suwanee Pointe - Mortgage Loan (4)	9,790	4.6729%	(4)	07/09/2012	0.66%
Millennium I Building - Mortgage Loan	28,228	4.7469%	(6)	12/05/2008	1.91%
Tysons Dulles Plaza - Mortgage Loan	76,375	5.9000%	Fixed rate of 5.9%	03/10/2014	5.18%
Great Oaks Center - Mortgage Loan (4)	19,349	4.6729%	(4)	07/09/2012	1.31%

National Industrial Portfolio
National Industrial Portfolio - Mortgage Loan (7)	300,000	3.3263%	30-day Libor + 0.84%	08/09/2009	20.34%
National Industrial Portfolio - Mezzanine Loan A (7)	40,200	4.1923%	30-day Libor + 1.71%	08/09/2009	2.73%
National Industrial Portfolio - Mezzanine Loan B (7)	32,300	4.4923%	30-day Libor + 2.01%	08/09/2009	2.19%
National Industrial Portfolio - Mezzanine Loan C (7)	32,300	4.7423%	30-day Libor + 2.26%	08/09/2009	2.19%
National Industrial Portfolio - Mezzanine Loan D (7)	26,200	5.4923%	30-day Libor + 3.01%	08/09/2009	1.78%
National Industrial Portfolio - Mezzanine Loan E (7)	644	3.7323%	30-day Libor + 1.25%	08/09/2009	0.04%
National Industrial Portfolio - Mezzanine Loan E (7)	1,759	3.7275%	30-day Libor + 1.25%	08/09/2009	0.12%

Repurchase Agreement
GKK I - Mezzanine Loans - Repurchase Agreement	167,413	3.9813%	30-day Libor + 1.50%	03/09/2011	11.35%
GKK II - Mezzanine Loans - Repurchase Agreement	130,210	3.9813%	30-day Libor + 1.50%	03/09/2011	8.83%
Fixed Rate Securities - Repurchase Agreement	22,264	3.4813%	30-day Libor + 1.00%	08/14/2013	1.51%

	$1,474,786				100.00%

(1) Represents the weighted-average interest rate for the current year to date; however, if the loan was refinanced during the year, the weighted-average interest rate is from the refinancing date to September 30, 2008.

(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) On July 11, 2008, we paid off the principal and interest under short-term bridge loans and completed four-year secured financing of the referenced properties, which is shown above.

(4) At our election, the interest rate on this loan may be calculated at a variable rate of Prime or 220 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively. The borrowers under the secured mortgage loan facility are co-borrowers under a single mortgage loan agreement pursuant to which all of the borrowers’ assets make up a collateral pool. All of the deeds of trust and mortgages on the properties securing the secured mortgage loan facility are cross-defaulted and this in effect creates cross-collateralization of all the properties.

(5) On April 29, 2008, we paid off principal and interest under short-term bridge loans and completed three-year secured financing on the referenced properties, which are shown above. The borrowers under the referenced loan are co-borrowers under a single mortgage loan. The individual deed of trust and mortgage on the respective properties securing the loan are cross-defaulted and this in effect creates cross-collateralization of the properties.

(6) At our election, the interest rate on this loan may be calculated at a variable rate of Prime or 225 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively.

(7) Held through a consolidated joint venture. On March 28, 2008 and May 8, 2008, the mortgage and mezzanine loans were restructured to provide for additional debt tranches with varying interest rates. In the aggregate, the weighted-average interest rate of the loans is 125 basis points over the 30-day LIBOR. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the contractual obligations set forth above, at September 30, 2008, we have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. We are only obligated to reimburse the advisor for these advances if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

We also have a liability with respect to the payment of asset management fees and performance fees earned by the advisor of approximately $4.5 million at September 30, 2008. Our advisor has agreed to defer, without interest, the payment of $2.2 million of asset management fees it has earned for the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006, plus the amount of the advance from the advisor through the date of payment of the accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on this criteria for payment of deferred asset management fees, on October 31, 2007, we paid our advisor $1.0 million of the $3.2 million of asset management fees that had been deferred for the months of July 2006 through September 2007. In addition, we have paid our advisor asset management fees of $12.0 million earned pursuant to the advisory agreement for services related to the months of October 2007 through September 2008. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders.

In addition to deferred asset management fees for the months of July 2006 through September 2007 of $2.2 million, we have incurred but unpaid performance fees totaling $2.3 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by the advisor only upon our meeting certain funds from operation thresholds and makes the advisor’s cumulative fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of September 30, 2008, our operations were sufficient to meet the funds from operations condition in the advisory agreement. Although these performance fees have been incurred as of September 30, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from the advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of our advisor’s deferred asset management fee and unpaid performance fees.

Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2008 are not indicative of those expected in future periods as we expect that rental income and tenant reimbursements, interest income from real estate loans receivable, parking revenues and other operating income, property operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the assets acquired during the three and nine months ended September 30, 2008 for an entire period and as a result of anticipated future acquisitions of real estate investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our initial public offering commenced on January 27, 2006. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on July 5, 2006, we acquired 23 real estate properties, an 80% membership interest in a joint venture that owns a portfolio of 23 properties and a master lease with respect to another property, three mezzanine real estate loans, a partial ownership interest in a third mezzanine real estate loan, a partial ownership interest in a senior mortgage loan, and an investment in CMBS during 2006 and the first nine months of 2007. We also originated three secured loans. During the remainder of 2007 and first nine months of 2008, we invested in 12 real estate properties, and one office/flex portfolio consisting of four properties. Also during this period, we acquired five mezzanine real estate loans, two B-Notes, a partial ownership interest in two mezzanine real estate loans, two loans representing senior subordinated debt of a private REIT, two first mortgage loans, and made an investment in securities indirectly backed by CMBS. Accordingly, the results of operations presented for the three and nine months ended September 30, 2008 and 2007, respectively, are not directly comparable.

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2007

The following table provides summary information about our results of operations for the three months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase	Percentage Change	Increase Due to Acquisitions (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2008	2007
Rental income	$42,592	$20,005	$22,587	113%	$22,655	$(68)
Tenant reimbursements	9,882	3,591	6,291	175%	5,943	348
Interest income from real estate loans receivable	23,454	4,263	19,191	450%	18,823	368
Interest income from marketable real estate securities	2,252	341	1,911	560%	1,183	728
Property operating, maintenance, and management costs	9,749	3,582	6,167	172%	6,125	42
Real estate taxes, property-related taxes, and insurance	7,236	2,952	4,284	145%	4,403	(119)
Asset management fees	4,051	1,481	2,570	174%	2,469	101
General and administrative expenses (3)	1,424	1,124	300	27%	n/a	n/a
Depreciation and amortization expense	25,857	12,196	13,661	112%	14,011	(350)
Interest expense	18,099	10,719	7,380	69%	7,267	113
Interest income (3)	1,578	1,182	396	34%	n/a	n/a

(1) Represents the dollar amount increase for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of properties and other real estate-related assets acquired on or after July 1, 2007.

(2) Represents dollar amount increase (decrease) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 with respect to properties and other real estate-related investments owned by us throughout both periods.

(3) Relates to general and administrative expenses and interest income at corporate-level accounts.

Rental income and tenant reimbursements increased from $20.0 million and $3.6 million, respectively, for the three months ended September 30, 2007 to $42.6 million and $9.9 million, respectively, for the three months ended September 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the nine months ended September 30, 2008. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended September 30, 2008 for an entire period and future acquisitions of real estate assets.

Interest income from real estate loans receivable increased from $4.3 million for the three months ended September 30, 2007 to $23.5 million for the three months ended September 30, 2008, primarily as a result of the growth in the real estate loans receivable portfolio during 2007 and the nine months ended September 30, 2008. While interest income from real estate loans receivable is expected to continue to increase in future periods compared to historical periods, as a result of owning assets acquired during the three months ended September 30, 2008 for the entire period and future acquisitions of real estate loans receivable, interest income on loans receivable will also be dependent on our ability to reinvest maturing real estate loans receivable at similar yields. The Tribeca Loans, which contributed $3.4 million or 15% of interest income from real estate loans receivable for the three months ended September 30, 2008, were scheduled to mature on November 1, 2008. As of November 14, 2008, we are negotiating an extension of the maturity date to May 1, 2009. The Arden Portfolio Mezzanine loans, which contributed $5.3 million or 22% of interest income from real estate loans receivable during the three months ended September 30, 2008, are scheduled to mature on August 9, 2009.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from marketable real estate securities increased from $0.3 million for the three months ended September 30, 2007 to $2.3 million for the three months ended September 30, 2008. The increase is related to interest income from fixed rate securities purchased on June 13, 2008 and from floating rate CMBS for the three months ended September 30, 2008. Interest income from fixed rate securities was $1.5 million, including amortization of discount of $0.6 million, for the three months ended September 30, 2008, and interest income from floating rate CMBS was $0.8 million, including $0.4 million accretion relating to the $7.0 million other-than-temporary impairment during second quarter 2008.

Property operating, maintenance and management costs and real estate and other property-related taxes increased from $3.6 million and $3.0 million, respectively, for the three months ended September 30, 2007 to $9.7 million and $7.2 million, respectively, for the three months ended September 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the nine months ended September 30, 2008. Property operating, maintenance and management costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended September 30, 2008 for an entire period and future acquisitions of real estate assets.

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $1.5 million for the three months ended September 30, 2007 to $4.1 million for the three months ended September 30, 2008 as a result of the growth in the portfolio during 2007 and the nine months ended September 30, 2008. As of September 30, 2008, we have paid the advisor asset management fees earned pursuant to the advisory agreement for services related to the months of October 2007 through September 2008, other than $2.3 million of performance fees discussed below. In addition, the payment of asset management fees earned by our advisor from July 2006 through September 2007 of $2.2 million has been deferred without interest. Although, pursuant to the advisory agreement, the advisor may demand payment of deferred asset management fees at any time, the advisor does not intend to request payment of deferred asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of the deferred asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. As of September 30, 2008, our advisor had earned $2.3 million of performance fees related to our joint venture investment in the National Industrial Portfolio, which are included in the $4.1 million of asset management fees for the three months ended September 30, 2008. The performance fee is incurred but unpaid as of September 30, 2008. The performance fee is earned by the advisor only upon our meeting certain funds from operation thresholds and makes the advisor’s cumulative fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of September 30, 2008, our operations were sufficient to meet the funds from operations condition in the advisory agreement. Although these performance fees have been incurred as of September 30, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from the advisor. Advances from the advisor total $1.6 million and have not been paid as of September 30, 2008.

General and administrative expenses increased from $1.1 million for the three months ended September 30, 2007 to $1.4 million for the three months ended September 30, 2008. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make additional investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $12.2 million for the three months ended September 30, 2007 to $25.9 million for the three months ended September 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the nine months ended September 30, 2008. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the three months ended September 30, 2008 for an entire period and future acquisitions of real estate assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have financed the acquisition of our investments in part with debt. See above “—Contractual Commitments and Contingencies.” Interest expense (including amortization of deferred financing costs) increased from $10.7 million for the three months ended September 30, 2007 to $18.1 million for the three months ended September 30, 2008, primarily as a result of our use of debt in acquiring real property investments during 2007 and the nine months ended September 30, 2008. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

Interest income increased from $1.2 million for the three months ended September 30, 2007 to $1.6 million for the three months ended September 30, 2008, due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments and an increase in gross offering proceeds raised from $554.7 million for the nine months ended September 30, 2007 to $899.8 million for the nine months ended September 30, 2008.

Net loss of $1.4 million was recognized for the three months ended September 30, 2007 as compared to net income of $13.8 million for the three months ended September 30, 2008, due primarily to increased revenue as a result of significant real estate and real estate loans receivable acquisitions during 2007 and the nine months ended September 30, 2008 and lower operating expenses as a percentage of revenue.

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The following table provides summary information about our results of operations for the nine months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase	Percentage Change	Increase Due to Acquisitions (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2008	2007
Rental income	$113,845	$35,256	$78,589	223%	$78,514	$75
Tenant reimbursements	28,571	6,109	22,462	368%	21,587	875
Interest income from real estate loans receivable	50,943	7,406	43,537	588%	43,638	(101)
Interest income from marketable real estate securities	2,948	668	2,280	341%	2,280	-
Property operating, maintenance, and management costs	25,494	6,379	19,115	300%	19,061	54
Real estate taxes, property-related taxes, and insurance	19,292	5,394	13,898	258%	13,645	253
Asset management fees	12,056	2,847	9,209	323%	9,187	22
General and administrative expenses (3)	3,934	2,614	1,320	50%	n/a	n/a
Depreciation and amortization expense	70,227	20,806	49,421	238%	49,792	(371)
Interest expense	48,241	17,629	30,612	174%	31,103	(491)
Interest income (3)	4,056	3,105	951	31%	n/a	n/a

(1) Represents the dollar amount increase for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of properties and other real estate-related assets acquired on or after January 1, 2007.

(2) Represents dollar amount increase (decrease) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 with respect to properties and other real estate-related investments owned by us throughout both periods.

(3) Relates to general and administrative expenses and interest income at corporate-level accounts.

Rental income and tenant reimbursements increased from $35.3 million and $6.1 million, respectively, for the nine months ended September 30, 2007 to $113.8 million and $28.6 million, respectively, for the nine months ended September 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the nine months ended September 30, 2008. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the nine months ended September 30, 2008 for an entire period and future acquisitions of real estate assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable increased from $7.4 million for the nine months ended September 30, 2007 to $50.9 million for the nine months ended September 30, 2008, primarily as a result of the growth in the real estate loans receivable portfolio during 2007 and the nine months ended September 30, 2008. While interest income from real estate loans receivable is expected to continue to increase in future periods compared to historical periods, as a result of owning assets acquired during the nine months ended September 30, 2008 for the entire period and future acquisitions of real estate loans receivable, interest income on loans receivable will also be dependent on our ability to reinvest maturing real estate loans receivable at similar yields. The Tribeca Loans, which contributed $9.1 million or 18% of interest income from real estate loans receivable for the nine months ended September 30, 2008, were scheduled to mature on November 1, 2008. As of November 14, 2008, we are negotiating an extension of the maturity date to May 1, 2009. The Arden Portfolio Mezzanine loans, which contributed $13.2 million or 26% of interest income from real estate loans receivable during the nine months ended September 30, 2008, are scheduled to mature on August 9, 2009.

Interest income from marketable real estate securities increased from $0.7 million for the nine months ended September 30, 2007 to $2.9 million for the nine months ended September 30, 2008. The increase is a result of owning the floating rate CMBS acquired on April 19, 2007 for the entire period in 2008 as opposed to a partial period in 2007 and the acquisition of the fixed rate securities on June 13, 2008.

Property operating, maintenance and management costs and real estate and other property-related taxes increased from $6.4 million and $5.4 million, respectively, for the nine months ended September 30, 2007 to $25.5 million and $19.3 million, respectively, for the nine months ended September 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the nine months ended September 30, 2008. Property operating, maintenance and management costs and real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the nine months ended September 30, 2008 for an entire period and future acquisitions of real estate assets.

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $2.8 million for the nine months ended September 30, 2007 to $12.1 million for the nine months ended September 30, 2008 as a result of the growth in the portfolio during 2007 and the nine months ended September 30, 2008 and the recognition of incurred but unpaid performance fees totaling $2.3 million related to our joint venture investment in the National Industrial Portfolio. The payment of asset management fees from July 2006 through September 2007 has been deferred as explained above.

General and administrative expenses increased from $2.6 million for the nine months ended September 30, 2007 to $3.9 million for the nine months ended September 30, 2008. These general and administrative costs consisted primarily of legal, audit and other professional fees. We expect general and administrative costs to increase in the future as we make additional investments, but to decrease as a percentage of total revenue.

Depreciation and amortization increased from $20.8 million for the nine months ended September 30, 2007 to $70.2 million for the nine months ended September 30, 2008, primarily as a result of the growth in the real property investment portfolio during 2007 and the nine months ended September 30, 2008. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the nine months ended September 30, 2008 for an entire period and future acquisitions of real estate assets.

Interest expense (including amortization of deferred financing costs) increased from $17.6 million for the nine months ended September 30, 2007 to $48.2 million for the nine months ended September 30, 2008, primarily as a result of our use of debt in acquiring real property investments during 2007 and the nine months ended September 30, 2008. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the cost of borrowings and the opportunity to acquire real estate assets and real estate-related investments meeting our investment objectives.

During the nine months ended September 30, 2008, we recognized an other-than-temporary impairment of marketable real estate securities of approximately $7.0 million. The other-than-temporary impairment was recognized due to a prolonged decrease of the market value of our floating rate CMBS below our cost basis and a downgrade in the credit rating of these securities in July 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income increased from $3.1 million for the nine months ended September 30, 2007 to $4.1 million for the nine months ended September 30, 2008 due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments and an increase in gross offering proceeds raised from $554.7 million for the nine months ended September 30, 2007 to $899.8 million for the nine months ended September 30, 2008.

Net loss of $1.2 million was recognized for the nine months ended September 30, 2007 as compared to net income of $17.8 million for the nine months ended September 30, 2008 due primarily to increased revenue as a result of significant real estate and real estate loans receivable acquisitions during 2007 and the nine months ended September 30, 2008 and lower operating expenses as a percentage of revenue offset by other-than-temporary impairment of marketable real estate securities of $7.0 million for the nine months ended September 30, 2008.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) were paid in part by our advisor, the dealer manager and their affiliates on our behalf and the advisor, dealer manager or their affiliates may continue to pay these costs of the dividend reinvestment plan offering on our behalf. Other offering costs include all expenses incurred by us in connection with our public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder and expenses of the advisor for administrative services related to the issuance of shares; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging, and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees, and organization and other offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred on our behalf organization and offering costs (excluding selling commissions and dealer manager fees) of $10.9 million through September 30, 2008; all such amounts have been reimbursed as of September 30, 2008. Such costs are only a liability to us to the extent selling commissions, dealer manager fees and organization and other offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our initial public offering through September 30, 2008, including shares sold through our dividend reinvestment plan, we had issued 176,787,285 shares for gross offering proceeds of $1.76 billion and recorded organization and other offering costs of $16.4 million and selling commissions and dealer manager fees of $155.8 million.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands, except share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$13,788	$(1,414)	$17,750	$(1,185)
Add:
Depreciation of real estate assets	9,017	5,638	23,864	10,721
Amortization of lease-related costs	16,840	6,558	46,363	10,085
Deduct:
Adjustments for minority interest in consolidated entity (1)	(1,670)	(1,044)	(5,277)	(1,044)

FFO	$37,975	$9,738	$82,700	$18,577

Weighted-average shares outstanding, basic and diluted	174,737,711	58,315,091	139,029,826	36,874,092

(1) Relates to consolidated joint venture minority interest portion of depreciation of real estate assets in the amount of $493 and $1,457 and amortization of lease-related costs in the amount of $1,177 and $3,820 for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the depreciation of real estate assets was $294 and amortization of lease-related costs was $750. We acquired our interest in the joint venture in the third quarter of 2007.

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

Noncash Items Included in Net Income (Loss):

•

Revenues in excess of actual cash received of $1.1 million (net of adjustment for minority interest of $55,149) for the three months ended September 30, 2008 and $0.7 million (net of adjustment for minority interest of $28,695) for the three months ended September 30, 2007, and $3.5 million (net of adjustment for minority interest of $0.2 million) for the nine months ended September 30, 2008 and $1.2 million (net of adjustment for minority interest of $28,695) for the nine months ended September 30, 2007, as a result of straight-line rent;

•

Revenues in excess of actual cash received of approximately $1.7 million (net of adjustment for minority interest of $0.2 million) for the three months ended September 30, 2008 and $1.1 million (net of adjustment for minority interest of $0.2 million) for the three months ended September 30, 2007, and approximately $4.2 million (net of adjustment for minority interest of $0.8 million) for the nine months ended September 30, 2008 and $1.6 million (net of adjustment for minority interest of $0.2 million) for the nine months ended September 30, 2007, respectively, as a result of amortization of above-market/below-market in-place leases;

•

Amortization of deferred financing costs related to notes payable of approximately $2.2 million (net of adjustment for minority interest of $0.2 million) for the three months ended September 30, 2008 and $0.8 million (net of adjustment for minority interest of $0.2 million) for the three months ended September 30, 2007 were recognized as interest expense; and approximately $5.5 million (net of adjustment for minority interest of $0.7 million) for the nine months ended September 30, 2008 and $1.3 million (net of adjustment for minority interest of $0.2 million) for the nine months ended September 30, 2007 were recognized as interest expense;

•

Accretion of discounts on real estate loans receivable and marketable real estate securities of $7.6 million and $17.1 million were recognized for the three and nine months ended September 30, 2008, respectively;

•	Other-than-temporary impairment of marketable real estate securities of $7.0 million was recognized for the nine months ended September 30, 2008;

•	Accretion of other-than-temporary impairment of marketable real estate securities of $0.4 million was recognized for the three and nine months ended September 30, 2008; and

•

Loss on an interest rate cap of $0.1 million and gain on interest rate swap of $8,582 (net of adjustment for minority interest of interest cap loss of $36,299 and interest cap gain of $2,146) were recognized for the three and nine months ended September 30, 2008, respectively.

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

Real Estate Purchase Price Allocation

Real estate, consisting of land, buildings and improvements, is recorded at cost. We allocate the cost of an acquisition to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases. Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. We include the amortization of tenant origination and absorption costs as depreciation and amortization expense in the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

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

Impairment of Real Estate Assets and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we believe that we will not be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses during the nine months ended September 30, 2008 and 2007.

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

Real Estate Loans Receivable

The real estate loans receivable are recorded at cost and reviewed for potential impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”), and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Under SFAS 114, a loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. Our determination of impairment considers, among other things, delinquency trends, prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. The amount of impairment loss, if any, would be measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. We recorded no impairment losses on real estate loans receivable during the nine months ended September 30, 2008 and 2007. However, in the future, especially given the current market disruption, it may become probable that we will experience a loss from our investments in loans receivable requiring loan loss reserves to be recorded. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

Marketable Real Estate Securities

In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our investments in marketable real estate securities as available-for-sale since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

We account for our CMBS that are rated below “AA” in accordance with the Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Under EITF 99-20, we review on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on our quarterly estimate of cash flows that a market participant would use to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. We calculate a revised yield for the security based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield for the securities is then applied prospectively to recognize interest income. If there have been no adverse changes to our assumptions and the change in value is solely due to interest rate changes, we do not recognize an impairment of our CMBS investments in our consolidated statements of operations. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

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

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We will recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”). The specific timing of a sale will be measured against various criteria in SFAS 66 related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

We have elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Derivative Instruments

In the normal course of business, we use certain types of derivative instruments for the purpose of managing or hedging interest rate risks. We have entered into various interest rate cap and floor agreements to hedge our exposure to changing interest rates on variable rate real estate loans receivable and notes payable. We account for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are amortized as adjustments to interest income or expense, respectively, based on the fair value and intrinsic value of the related derivative instrument.

Subsequent Events

Distribution Declaration

On October 21, 2008, our board of directors declared a daily distribution for the period from November 1, 2008 through November 30, 2008, which we expect to pay in December 2008. On November 7, 2008, our board of directors declared a daily distribution for the period from December 1, 2008 through December 31, 2008, which distribution we expect to pay in January 2008, and a daily distribution for the period from January 1, 2009 through January 31, 2009, which we expect to pay in February 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions we declare from January 1, 2006 through the period ending January 31, 2009 exceeds the amount of our funds from operations (as defined by NAREIT) from January 1, 2006 through January 31, 2009.

Investments and Financings Subsequent to September 30, 2008

Acquisition and Related Financing of Five Tower Bridge Building

On October 14, 2008, we, through an indirect wholly owned subsidiary, purchased an eight-story office building containing 223,726 rentable square feet (the “Five Tower Bridge Building”) from a seller unaffiliated with us or our advisor. The Five Tower Bridge Building is located on an approximate 10.3-acre parcel of land in West Conshohocken, Pennsylvania. The purchase price of the Five Tower Bridge Building was approximately $73.0 million plus closing costs.

We funded the acquisition with a $41.0 million mortgage loan and with proceeds from our initial public offering.

Purchase and Sale Agreement for City Gate Plaza

On October 20, 2008, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement with a seller unaffiliated with us or our advisor to purchase a five-story office building and a single-story amenities building containing a total of 105,003 rentable square feet (“City Gate Plaza”). Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfactory completion of agreed upon closing conditions. The purchase price of City Gate Plaza is approximately $20.6 million plus closing costs. There can be no assurance that we will complete the acquisition. In some circumstances, if we fail to complete the acquisition, we may forfeit $400,000 of earnest money.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Arden Portfolio Mezzanine Loans Update

On January 30, 2008, we purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans with an aggregate face amount of $175 million related to more than 30 office properties located throughout Southern California (the office properties are the “Arden Portfolio”). The borrowers under the loans are entities affiliated with Cabi Developers (“Cabi”). At full funding, there would be approximately $1.51 billion of mortgage and mezzanine financing related to the Arden Portfolio, including the loans acquired by us.

All of the Cabi borrowers are required to contribute a pro rata portion (equal to their percentage of the total loan amount) to pay a minimum amortization payment of $150 million to the Arden Portfolio lenders on a date that is two weeks after the payment date occurring in September 2008, and on or before each payment date occurring in August of each calendar year thereafter. The amount of the annual minimum amortization payment due for a particular year is adjusted downward to the extent that the principal amount outstanding under the mortgage and mezzanine loans is paid down from the sale of assets in the Arden Portfolio. The minimum amortization payment is to be allocated pro rata to the holders of the Arden Portfolio mortgage and mezzanine loans, using a formula based on the outstanding principal amount of each loan.

The Cabi borrowers have not made the first mandatory amortization payment due under these loans. The first mandatory amortization payment was due to the Arden Portfolio mortgage and mezzanine lenders by October 6, 2008, including the additional period of time in the loan documents for payment that essentially gave the borrowers from September 23, 2008 to October 6, 2008. Cabi continues to discuss alternatives with the lenders. Earlier in the year, the Cabi borrowers had sold two assets in the Arden Portfolio, and used the proceeds from such sales and a capital contribution, to reduce the principal outstanding under the Arden Portfolio mortgage and mezzanine loans by approximately $45.0 million, thereby reducing the amount due to all lenders pursuant to the first mandatory amortization payment for 2008 from $150.0 million to approximately $105.0 million. As of October 13, 2008, all of the lenders under the mortgage and mezzanine loans have received the interest payments due under the loans.

Extension of Maturity Date on Tribeca Loans

As of September 30, 2008, we had invested an aggregate of $47.9 million in two mezzanine loans (the first in the principal amount of approximately $15.9 million and the second in the principal amount of approximately $32.0 million) (together, the “First and Second Tribeca Mezzanine Loans”) and $15.0 million in a 25% participation interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a ten-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York.

The First and Second Tribeca Mezzanine Loans are subordinate to the Senior Mortgage Loans totaling approximately $60.0 million and a $25.0 million senior mezzanine loan.

The Tribeca Loans had an initial maturity date of May 1, 2008, each with a one-year extension option subject to the satisfaction of certain conditions. On April 30, 2008, we entered into loan modification agreements with the borrower to extend the maturity date of the First and Second Tribeca Mezzanine Loans to November 1, 2008. The Senior Mortgage Loan documents and the senior mezzanine loan documents with the mortgage lender and the senior mezzanine lender, respectively, were also simultaneously modified in order to extend the maturity dates of the other Tribeca Loans to November 1, 2008, subject to certain terms, debt covenants, and loan extension fees. We are currently negotiating with the borrower and the other lenders to extend the November 1, 2008 maturity date on the loans.

As of September 30, 2008, based on total number of units available for sale, approximately 34% of the condominium units in the Tribeca Building had been sold and approximately 26% were under contracts of sale.

On September 26, 2008, the general contractor for the Tribeca Building filed a mechanics’ lien on the property for approximately $12 million. In connection with the extension of the maturity date on the loans, we are working with the borrower to remove the lien from the property.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Repurchase Agreement

On August 14, 2008, we entered into a repurchase transaction under a master repurchase agreement with Deutsche Bank Securities, Inc. (“Deutsche Bank”), providing us with $22.3 million to finance our investment in $82.0 million (face amount) of investment grade securities that are backed by commercial mortgage-backed securities (the “Fixed Rate Securities”). Based on Deutsche Bank’s methodology for valuing the Fixed Rate Securities, Deutsche Bank concluded that the fair market value of the securities declined in excess of the threshold amount and made margin calls under the repurchase agreement on October 29 and October 30, 2008 and on November 3 and November 4, 2008. We met the margins calls under the repurchase agreement by making cash payments in the aggregate amount of $4.4 million. Because Deutsche Bank looks to credit spreads to determine fair market value, and because we expect credit spreads to continue to widen in the short term, we also paid an additional $2.4 million under the repurchase agreement for total payments to Deutsche Bank of $6.8 million. The amount we must repay Deutsche Bank to repurchase the Fixed Rate Securities under the repurchase agreement is reduced by these cash payments to Deutsche Bank.

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

The following is a summary of our outstanding debt obligations as of September 30, 2008 (dollar amounts in thousands):

	Balance	Weighted Average Interest Rate	Change in Estimated Fair Value of Fixed Rate Debt at 9/30/08 if Interest Rates were		Change in Interest Expense of Variable Rate Debt during the 12 months ended 9/30/09 if Interest Rates were

			100 basis points		100 basis points
			higher	lower	higher	lower
Notes payable:
Fixed rate	$534,551	5.70%	$(22,702)	$24,197	$-	$-
Variable rate	$940,235	3.91%	$-	$-	$9,402	$(9,402)

We are also exposed to the effects of changes in interest rates as a result of our acquisition and origination of mortgage and mezzanine loans. As of September 30, 2008, we had acquired, through wholly owned subsidiaries, seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, two first mortgage loans, a partial ownership interest in a senior mortgage loan, and two loans representing senior subordinated debt of a private REIT and had originated three mortgage loans and one mezzanine loan. The following is a summary of the effects of changes in interest rates on our fixed rate real estate loans receivable (dollar amounts in thousands):

Loan Name Location of Related Property or Collateral	Maturity Date (1)	Interest Rate at 9/30/2008	Face Value	Book Value as of 9/30/08	Change in Estimated Fair Value at 9/30/08 if Interest Rates were
					100 basis points
					higher	lower
Second Tribeca Mezzanine Loan New York, New York	11/01/2008	25.00%	$31,224	$31,967	$(52)	$52
Sandmar Mezzanine Loan Southeast retail portfolio	01/01/2017	12.00%	8,000	8,000	(406)	435
San Diego Office Portfolio B-Note San Diego, California	10/11/2017	5.775%	20,000	13,750	(861)	933

Petra Subordinated Debt Tranche A	04/27/2009	11.50%	25,000	25,000	(140)	141

Petra Subordinated Debt Tranche B	10/26/2009	11.50%	25,000	25,000	(252)	255

4929 Wilshire B-Note Los Angeles, California	07/11/2017	6.05%	4,000	2,611	(155)	168
San Antonio Business Park Mortgage Loan San Antonio, Texas	11/11/2017	6.54%	30,600	24,033	(1,490)	1,615
2600 Michelson Mezzanine Loan Irvine, California	05/11/2017	8.00%	15,000	8,596	(437)	469
18301 Von Karman Mortgage and Mezzanine Loans Irvine, California	05/11/2017	5.73%	85,000	62,354	(3,842)	4,155
55 East Monroe Mezzanine Loan Chicago, Illinois	09/01/2010	12.00%	55,000	55,000	(964)	983

			$298,824	$256,311	$(8,599)	$9,206

(1) Represents maturity dates as of September 30, 2008. Some maturity dates may have been extended subsequent to September 30, 2008.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.     Quantitative and Qualitative Disclosures about Market Risk (continued)

The following is a summary of the effects of changes in interest rates on our variable rate real estate loans receivable (dollar amounts in thousands):

Loan Name Location of Related Property or Collateral	Maturity Date (1)	Index and Margin	Interest Rate at 9/30/2008	Face Value	Change in Interest Income during the 12 months ended 9/30/08 if Interest Rates were

					100 basis points
					higher	lower

First Tribeca Mezzanine Loan
New York, New York	11/01/2008	30-day LIBOR + 8.50%	11.31%	$15,896	$131	$(159)

Tribeca Senior Mortgage Participation
New York, New York	11/01/2008	30-day LIBOR + 2.70%	5.51%	15,001	150	(150)

Park Central Mezzanine Loan
New York, New York	11/09/2009	30-day LIBOR + 4.48%	7.29%	15,000	150	(150)
200 Professional Drive Loan Origination (2)
Gaithersburg, Maryland	07/31/2009	30-day LIBOR + 3.00%	8.00%	10,543	-	-

Lawrence Village Plaza Loan Origination
New Castle, Pennsylvania (3)	09/01/2010	30-day LIBOR + 2.50%	7.50%	8,278	-	-

11 South LaSalle Loan Origination
Chicago, Illinois (4)	09/01/2010	30-day LIBOR + 2.95%	7.95%	43,300	-	-

Artisan Multifamily Portfolio Mezzanine Loan
Las Vegas, Nevada (5)	08/09/2009	30-day LIBOR + 2.50%	6.88%	20,000	109	(42)

Arden Portfolio M3 Mezzanine Loan
Southern California (5)	08/09/2009	30-day LIBOR + 5.25%	9.65%	72,728	381	(124)

Arden Portfolio M2 Mezzanine Loan
Southern California (5)	08/09/2009	30-day LIBOR + 3.50%	7.92%	96,971	489	(133)

GKK Mezzanine Loan
National	03/11/2010	30-day LIBOR + 5.20%	7.67%	500,000	5,000	(5,000)

				$797,717	$6,410	$(5,758)

(1) Represents maturity dates as of September 30, 2008. Some maturity dates may have been extended subsequent to September 30, 2008.

(2) There would be no impact on interest income for 200 Professional Drive Loan Origination as the 30-day LIBOR at September 30, 2008 was at 3.9263%. If the 30-day LIBOR rate were 100 basis points higher, the interest rate on the loan would be 7.93%, which would still be under the minimum interest rate under the loan agreement of 8.0%.

(3) There would be no impact on interest income for the Lawrence Village Plaza Loan Origination as the 30-day LIBOR at September 30, 2008 was at 3.9263%. If the 30-day LIBOR rate were 100 basis points higher, the interest rate on the loan would be 7.43%, which would still be under the minimum interest rate under the loan agreement of 7.50%.

(4) There would be no impact on interest income for the 11 South LaSalle Loan Origination as the 30-day LIBOR at September 30, 2008 was at 3.9263%. If the 30-day LIBOR rate were 100 basis points higher, the interest rate on the loan would be 7.88%, which would still be under the minimum interest rate under the loan agreement of 7.95%.

(5) There would be minimal impact on the interest income from the Artisan Multifamily Portfolio, the Arden Portfolio M2 or the Arden Portfolio M3 Mezzanine Loans if interest rates were 100 basis points lower than the 30-day LIBOR rate of 3.926% at September 30, 2008, as the majority of the loans are covered by interest rate floor agreements which effectively set the minimum 30-day LIBOR rate at 4.5%.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (continued)

We are also exposed to the effects of changes in interest rates as a result of our acquisition of marketable real estate securities. At September 30, 2008, we held two investments in securities classified as available for sale. The following is a summary of the effects of changes in interest rates on our marketable real estate securities (dollar amounts in thousands):

Investment Description	Coupon Rate	Face Amount	Fair Value at 9/30/08 if Interest Rates were		Change in Interest Income during the 12 months ended 9/30/09 if Interest Rates were
			100 basis points		100 basis points
			higher	lower	higher	lower
Marketable Real Estate Securities:
Floating Rate CMBS	30-day LIBOR + 2.30%	$17,770	$-	$-	$178	$(178)
Fixed Rate Securities	Fixed rate of 4.5%	$82,000	$(1,584)	$2,913	$-	$-

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

The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s deferred asset management fee and unpaid performance fees.

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through September 30, 2008, all of which is outstanding. Of the $1.6 million advanced from our advisor to cover distributions and expenses in excess of revenues as of September 30, 2008, no amount has been advanced since January 2007. We are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative funds from operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the advisor.

Our advisor has deferred, without interest, the payment of approximately $2.2 million of accrued but unpaid asset management fees related to the months of July 2006 through September 2007. Although pursuant to the advisory agreement, the advisor may demand payment of accrued but unpaid asset management fees at any time, the advisor does not intend to request payment of accrued but unpaid asset management fees until our cumulative funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor through the date of payment of accrued but unpaid asset management fees exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such payment. Based on these criteria for payment of deferred asset management fees, on October 31, 2007 we paid the advisor $1.0 million of the $3.2 million of asset management fees that had been accrued but unpaid for the months of July 2006 through September 2007. In addition, we have paid our advisor asset management fees of $12.0 million earned pursuant to the advisory agreement for services related to the months of October 2007 through September 2008. If necessary in future periods, the advisor intends to defer payment of its asset management fee if the cumulative amount of our funds from operations for the period commencing January 1, 2006 plus the amount of the advance from the advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of the advisor’s accrued but unpaid asset management fee.

In addition to deferred asset management fees for the months of July 2006 through September 2007 of $2.2 million, we have incurred but unpaid performance fees totaling $2.3 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by the advisor only upon our meeting certain funds from operation thresholds and makes the advisor’s cumulative fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of September 30, 2008, our operations were sufficient to meet the funds from operations condition in the advisory agreement. Although these performance fees have been incurred as of September 30, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from the advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from the advisor and the payment of our advisor’s deferred asset management fee and unpaid performance fees.

PART II.	OTHER INFORMATION (CONTINUED)

Item 1A.    Risk Factors (continued)

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 15 months. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We have relied on debt financing to finance our properties. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

The disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Furthermore, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•

revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing; and/ or

•	revenues on the properties and other assets underlying our loan investments could decrease, making it more difficult for borrowers to meet their payment obligations to us.

The current capital market and general economic conditions also heighten risks with respect to our borrowings under repurchase agreements. If the value of the collateral underlying a repurchase agreement decreases, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. In addition, and unlike traditional secured financings, should a counterparty under a repurchase agreement file for bankruptcy, we may have to spend time and money asserting claims to the assets serving as the collateral under the repurchase agreement.

All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On January 13, 2006, our Registration Statement on Form S-11 (File No. 333-126087), covering a public offering of up to 280,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The offering commenced on January 27, 2006. We ceased offering shares of common stock in our primary offering of up to 200,000,000 shares on May 30, 2008 and terminated the offering upon the completion of review of subscriptions submitted in accordance with our processing procedures. We are continuing to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all 80,000,000 shares.

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

As of September 30, 2008, including shares sold through our dividend reinvestment plan, we had sold 176,767,285 shares for gross offering proceeds of $1.76 billion. As of September 30, 2008, we had redeemed 687,564 of the shares sold in our public offering pursuant to our share redemption program for approximately $6.6 million. At September 30, 2008, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$155,835	Actual
Finders’ fees	-
Expenses paid to or for underwriters	-
Organization and other offering costs	16,411	Actual

Total expenses	$172,246	Actual

From the commencement of our initial public offering through September 30, 2008, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $1.6 billion, including net offering proceeds from our dividend reinvestment plan of $47.1 million, which are available for the purchase of shares under our share redemption program. We have used the net proceeds from our initial public offering and debt financing to purchase or fund $3.0 billion of real estate and real estate-related investments, including $34.0 million in acquisition fees and closing costs.

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

We may amend, suspend or terminate the program upon 30 days’ notice.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2008, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	101,024	$9.85	(3)
February 2008	21,619	$9.55	(3)
March 2008	17,146	$9.54	(3)
April 2008	115,642	$9.81	(3)
May 2008	34,183	$9.48	(3)
June 2008	67,445	$9.60	(3)
July 2008	69,183	$9.42	(3)
August 2008	71,275	$9.53	(3)
September 2008	94,787	$9.34	(3)

Total	592,304

(1) We announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007) and August 14, 2008 (which amendment became effective on September 13, 2008).

(2) Pursuant to the program, as amended, we currently redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

•	Notwithstanding the above, upon the death or qualifying disability of a stockholder, the redemption price would be the amount paid to acquire the shares from us.

Once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share beginning three years after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

Item 3.    Defaults upon Senior Securities

None.

PART II.    OTHER INFORMATION (CONTINUED)

Item 4.    Submission of Matters to a Vote of Security Holders

a)	On July 14, 2008, we held our annual meeting of stockholders at 660 Newport Center Drive, Suite 1200, Newport Beach, California.

b)	Our stockholders elected the following individuals to the board of directors: Charles J. Schreiber, Jr., Peter McMillan III, Hank Adler, Barbara R. Cambon, and Stuart A. Gabriel, PhD.

c)	The number of votes cast for and votes withheld from each of the director nominees was as follows:

Name	Vote For	Votes Withheld
Charles J. Schreiber, Jr.	62,361,774	996,073
Peter McMillan III	62,361,958	995,889
Hank Adler	62,389,707	968,140
Barbara R. Cambon	62,398,413	959,434
Stuart A. Gabriel, PhD	62,379,600	978,247

Item 5.    Other Information

None.

Item 6.    Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

4.3	Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

10.1	Amendment no. 4 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of July 31, 2008, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

10.2	Amendment no. 5 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of August 12, 2008, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

10.3	Amendment no. 6 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of October 21, 2008

10.4	Advisory Agreement between the Company and KBS Capital Advisors, dated as of November 8, 2008

10.5	Amended and Restated Senior Mezzanine Loan Agreement (related to the acquisition of the GKK Mezzanine Loan), among Goldman Sachs Mortgage Company and Citicorp North America, Inc., as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, dated as of August 22, 2008

10.6	Amended and Restated Mezzanine Promissory Note A-1 (related to the acquisition of the GKK Mezzanine Loan), between American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as makers, and Goldman Sachs Mortgage Company, as holder, dated as of August 22, 2008

10.7	Amended and Restated Mezzanine Promissory Note A-2 (related to the acquisition of the GKK Mezzanine Loan), between American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as makers, and Citicorp North America, Inc., as holder, dated as of August 22, 2008

10.8	Participation Agreement (related to the acquisition of the GKK Mezzanine Loan) by and between KBS Debt Holdings, LLC, KBS GKK Participation Holdings, LLC, KBS GKK Participation Holdings II, LLC and Archon Group, L.P., dated as of August 22, 2008

10.9	Assignment and Assumption Agreement (related to the acquisition of the GKK Mezzanine Loan) among Goldman Sachs Mortgage Company and Citicorp North America, Inc., as assignor and KBS Debt Holdings, as assignee, dated as of August 22, 2008

10.10	Intercreditor agreement (related to the acquisition of the GKK Mezzanine Loan) by and among, Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SLG Stars Mortgage Loan LLC, collectively, as senior lender, Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as senior mezzanine lender and Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SLG Stars Mezz Loan LLC, collectively, as junior mezzanine lender, dated as of August 22, 2008

10.11	Master Repurchase Agreement (related to the acquisition of the GKK Mezzanine Loan) between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of August 22, 2008

10.12	Parent Guaranty and Indemnity (related to the acquisition of the GKK Mezzanine Loan) between KBS Real Estate Investment Trust, Inc. and Citigroup Financial Products Inc., dated as of August 22, 2008

PART II.    OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

10.13	Master Repurchase Agreement (related to the acquisition of the GKK Mezzanine Loan) between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of August 22, 2008

10.14	Parent Guaranty and Indemnity (related to the acquisition of the GKK Mezzanine Loan) between KBS Real Estate Investment Trust, Inc. and Goldman Sachs Mortgage Company, dated as of August 22, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2008	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board,
Chief Executive Officer and Director

Date: November 14, 2008	By:	/s/ Stacie K. Yamane
Stacie K. Yamane
Chief Financial Officer and Chief Accounting Officer