Form 10-K
period 2008-12-31
KBS Real Estate Investment Trust, Inc.
filed 2009-03-27
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

    Yes  ☐     No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

    Yes  ☐     No  ☑

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on May 30, 2008. The last price paid to acquire a share in the Registrant’s primary public offering was $10.00. There were approximately 172,133,293 shares of common stock held by non-affiliates at June 30, 2008.

As of March 26, 2009, there were 177,751,968 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Both we and our advisor have limited operating histories. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•

Our investments in real estate and mortgage, mezzanine, bridge and other loans as well as investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

•

The current credit market disruptions have caused the spreads on prospective debt financing to increase. This could cause the costs and terms of new financings to be less attractive than the terms of our current indebtedness and increase the cost of our variable rate debt. In addition, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

•	Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of our investments.

•

Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•

Additionally certain of our loan receivable investments are also variable rate with interest rate and related payments that vary with the movement of LIBOR. Decreases in these indexes could decrease the interest income payments received and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of this annual report on

Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related assets. The Company has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner.

On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We continue to issue shares of common stock under our dividend reinvestment plan. As of December 31, 2008, we had sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and 7,503,942 shares under our dividend reinvestment plan for gross offering proceeds of $71.3 million.

We have used the net proceeds from our initial public offering to acquire and manage a diverse portfolio of real estate properties and real estate-related investments. We purchased our first property and commenced our real estate operations on July 7, 2006. As of December 31, 2008, we owned 64 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage-backed securities (“CMBS”). The 64 real estate properties total 20.8 million rentable square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 22 office buildings, one light industrial property, three corporate research buildings, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and a portfolio of 23 institutional quality industrial properties and a master lease with respect to another property. We hold the 23 industrial properties and the master lease through a consolidated joint venture. At December 31, 2008, the portfolio was approximately 93% leased. Our real estate loans receivable portfolio includes three secured loans and one mezzanine loan that we originated as well as seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, two first mortgage loans, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT. We also own two investments in securities directly or indirectly backed by commercial mortgage loans.

Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors, LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.

Investment Objectives

We invest in and manage a diverse portfolio of real estate and real estate-related assets. We have diversified our portfolio by investment type, geographic region, investment size and investment risk with the goal of attaining a portfolio of income producing real estate and real estate-related assets that provide attractive and stable returns to our investors. We have targeted to acquire approximately 70% core investments and approximately 30% enhanced-return properties and other real estate-related investments. Though these percentages represent our target portfolio, we will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Code”), the portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments. As of December 31, 2008, as a percentage of our total investments, the purchase price of our real estate properties represented 65% of our portfolio and the purchase price of our real estate-related investments represented 35% of our portfolio.

Our board of directors has adopted a policy that requires our conflicts committee to approve by a majority vote all of our acquisitions and dispositions of real estate and real estate-related investments. Our board of directors may revise this policy without the approval of our stockholders. The conflicts committee has approved two investment grade securities purchase programs. Pursuant to the first program, the conflicts committee granted authority to an investment committee of our advisor to approve acquisitions of investment grade CMBS, collateralized debt obligations and credit default swaps up to an aggregate amount of $50 million. Our conflicts committee has approved an additional investment grade securities purchase program pursuant to which the conflicts committee authorized an investment committee of our advisor to approve and settle acquisitions of investment grade securities (rated AAA to A) up to an aggregate amount of $50 million.

Real Estate Portfolio

Real Estate Properties

We invest in core properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. The types of properties that we may invest in include office, industrial, and retail properties located throughout the United States. Although we may invest in any of these types of properties, to date we have invested in:

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

We generally hold fee title or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities (including non-affiliated entities) in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.

We generally intend to hold our core properties for four to seven years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. However, economic and market conditions may influence us to hold our investments for different periods of time.

Each of our investments is subject to our advisor’s stringent underwriting standards and the approval of our independent directors.

Real Estate-Related Assets

We also make investments in real estate-related assets. The real estate-related investments in which we invest are generally higher-yield and higher-risk investments and include: (i) mortgage loans; (ii) equity securities such as common stocks, preferred stocks and convertible preferred securities of real estate companies; (iii) debt securities such as mortgage-backed securities, collateralized debt obligations, commercial mortgages, mortgage loan participations and debt securities issued by other real estate companies; and (iv) certain types of illiquid securities, such as mezzanine loans and bridge loans. While we may invest in any of these real estate-related investments, to date the substantial majority of these investments consist of mortgage loans, mezzanine loans, and participations in such loans.

Financing Objectives

We have financed our acquisitions to date with a combination of the proceeds we received from our initial public offering and debt. There is no limitation on the amount we may borrow for the purchase of any single property. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during any quarter of 2008. Our target leverage is approximately 50% of the cost of our real estate investments (before deducting depreciation or other noncash reserves) plus the value of our other assets. As of December 31, 2008, our borrowings were approximately 50% of the cost of all of our tangible assets (before depreciation or other noncash reserves).

We will obtain the capital required to purchase properties and other investments and conduct our operations from any future offerings we may conduct, from the proceeds from our dividend reinvestment plan, from secured or unsecured financings from banks and other lenders, from any undistributed funds from our operations and from the sale or maturity of investments. See Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through March 26, 2009, all of which is outstanding. Of the $1.6 million advanced from our advisor to cover distributions and expenses in excess of revenues as of March 26, 2009, no amount has been advanced since January 2007. Pursuant to our advisory agreement, as amended, with KBS Capital Advisors, we are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges.

In addition to the advance from our advisor, at December 31, 2008, we have incurred but unpaid performance fees totaling $2.8 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor only upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of December 31, 2008, our operations were sufficient to meet the Funds from Operations condition in the advisory agreement. Although these performance fees have been incurred as of December 31, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s performance fees.

Economic Dependency

We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

The success of our portfolio of real estate-related investments depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our acquisition and origination volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

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

New Leaf – KBS JV, LLC purchased an environmental insurance policy from Indian Harbor Insurance Company that provides 10 years of coverage for pollution legal liability and remediation legal liability, among other coverage for the National Industrial Portfolio. We believe the scope and limits of the policy are appropriate for the risks presented by our properties.

Employees

We have no paid employees. The employees of our advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Industry Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their annual financial statements. We acquire and operate commercial properties and invest in real estate-related assets, including real estate loans, and as a result, we operate in two business segments. For financial data by segment, see Note 19 “Segment Information” in the notes to consolidated financial statements filed herewith.

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

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares it will likely be at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase them only as a long-term investment and be prepared to hold them for an indefinite period of time.

Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption for nearly two years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We rely on debt financing to finance our properties. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

The continued disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Furthermore, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•

revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing; and/ or

•

revenues on the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

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

We and our advisor have limited operating histories, which makes our future performance difficult to predict.

We and our advisor have limited operating histories. We were incorporated in the State of Maryland on June 13, 2005, and our advisor was formed on October 18, 2004. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor. We are the first publicly offered investment program sponsored by the affiliates of our advisor. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with our initial public offering nor all of the laws and regulations that apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and our stockholders should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and our advisor’s limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate assets. Our advisor has a limited operating history and it depends upon the fees and other compensation that it receives from us and KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues through March 26, 2009, all of which is outstanding. Of the $1.6 million advanced from our advisor to cover distributions and expenses in excess of revenues as of March 26, 2009, no amount has been advanced since January 2007. Pursuant to the advisory agreement, as amended, we are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by our advisor. The advisory agreement, as amended, defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges.

In addition to the advance by our advisor, at December 31, 2008, we have incurred but unpaid performance fees totaling $2.8 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor only upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of December 31, 2008, our operations were sufficient to meet the Funds from Operations condition in the advisory agreement. Although these performance fees have been incurred as of December 31, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s performance fees.

From July 2006 through September 2007, our advisor deferred payment of approximately $3.2 million of asset management fees. As of December 31, 2008, we had paid our advisor for these accrued but deferred fees. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our Funds from Operations (as defined above) for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders.

If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings or sources other than cash flow from operations, the overall return to our stockholders may be reduced. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our Funds from Operations (as defined above) for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. We may also look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

The loss of or the inability to obtain key real estate professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan, or Schreiber. Messrs. Bren, Hall, McMillan, and Schreiber may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

If our involvement in a May 2007 article published by Real Estate Finance & Investment was held to be in violation of the Securities Act of 1933, we could be subject to potential liability.

On May 21, 2007, Real Estate Finance & Investment newsweekly published an interview between Institutional Investor, Inc. reporter William Sprouse and Peter M. Bren, who is our president, the president of our advisor, KBS Capital Advisors, and the chairman of the board and president of KBS Realty Advisors LLC. The interview was also made available to Real Estate Finance & Investment subscribers on the Institutional Investor, Inc. website on May 21, 2007. The article was not reviewed by us prior to its publication, nor were we aware of the publication of the article prior to May 25, 2007.

The Institutional Investor, Inc. website states that (i) the average readership of the newsweekly is 5,500, (ii) subscribers pay $2,195 annually to receive the newsletter and (iii) its readers include asset management firms, investment banks, hedge funds, pension funds, law firms and real estate development and management firms. Given the foregoing and the retail nature of our offering, i.e., it was directed largely to individual investors, we do not believe that we received material investment proceeds from those who received the newsweekly.

If our involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, we could be required to repurchase the shares from investors in our public offering who received the newsweekly article before receiving a written prospectus. Such potential repurchase obligation would last for a period of one year following the date of the alleged violation. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

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

Given the local focus of the St. Louis Business Journal, we do not believe that we received material investment proceeds from those who received the article or viewed it online. If our dealer manager’s involvement with the article were held by a court to be in violation of Section 5 of the Securities Act of 1933, we could be required to repurchase the shares from investors in our public offering who received the article before receiving a written prospectus. Such potential repurchase obligation would last for a period of one year following the date of the alleged violation. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

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

Risks Related to Conflicts of Interest

KBS Capital Advisors and its affiliates, including all of our executive officers, some of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

All of our executive officers, some of our directors and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	public offerings of equity by us, which would entitle KBS Capital Markets Group to dealer-manager fees and would likely entitle KBS Capital Advisors to increased acquisition and asset-management fees;

•	sales of properties and other investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•

acquisitions of properties and other investments and originations of loans, which entitle KBS Capital Advisors to acquisition fees and asset-management fees, and, in the case of acquisitions of investments from other KBS-sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments and to originate loans, which borrowings will increase the acquisition and asset-management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive listing fee;

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate professionals at our advisor and its affiliates that may result in such individuals receiving more compensation from us than they currently receive from our advisor; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee.

The fees our advisor receives in connection with the acquisition and management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

KBS Capital Advisors faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets and obtain less creditworthy tenants, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

We rely on our sponsors and other key real estate professionals at our advisor, including Peter M. Bren, Keith Hall, Peter McMillan III and Charles J. Schreiber, Jr., to identify suitable investment opportunities for us. KBS REIT II is also advised by KBS Capital Advisors and relies on our sponsors and the same real estate professionals. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, our advisors to the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As such, the one private KBS-sponsored program that is currently raising funds for investment and any future programs all rely on many of the same group of real estate professionals. Many investment opportunities that are suitable for us may also be suitable for other KBS programs and investors. When these real estate professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor, they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our charter disclaims any interest in an investment opportunity known to KBS Capital Advisors or its affiliates that KBS Capital Advisors has not recommended to us. Thus, the real estate professionals of KBS Capital Advisors could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.

We and other KBS-sponsored programs and KBS-advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals direct creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

KBS Capital Advisors, the real estate professionals assembled by our advisor, their affiliates and our officers will face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and the real estate professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan and Schreiber, for the day-to-day operation of our business. Messrs. Bren, Hall, McMillan and Schreiber are also executive officers of KBS REIT II, and Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan and Schreiber will face conflicts of interest in allocating their time among us, KBS REIT II, KBS Capital Advisors and other KBS-sponsored programs and other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same real estate professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If this occurs, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to other KBS programs, including KBS REIT II. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s loyalties to KBS REIT II and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.

All of our directors are also directors of KBS REIT II, another public, non-traded REIT sponsored by Messrs. Bren, Hall, McMillan and Schreiber. The loyalties of our directors serving on the board of KBS REIT II and possibly other future KBS-sponsored programs may influence the judgment of our board when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

•

We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Decisions of the board or the conflicts committee regarding the terms of those transactions may be influenced by the board’s or committee’s loyalties to such other KBS-sponsored programs.

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

Because our independent directors are also independent directors of KBS REIT II, they will receive compensation for service on the board of KBS REIT II. Like us, KBS REIT II will pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman will be paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman will be paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT II reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

For the year ended December 31, 2008, the independent directors of KBS REIT II earned compensation as follows:

Independent Director	Compensation Earned in 2008 (1)	Compensation Paid in 2008 (1)
Hank Adler	$ 63,347 (2)	$ 57,514
Barbara Cambon	$ 68,347 (3)	$ 59,014
Stuart A. Gabriel, Ph.D	$ 57,347 (4)	$ 51,514

(1) Note that independent director compensation was increased effective October 1, 2008 to the amounts set forth the paragraph above.

(2) This amount includes (i) fees earned for attendance at eight board meetings, eight conflicts committee meetings and four audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(3) This amount includes (i) fees earned for attendance at eight board meetings, eight conflicts committee meetings and three audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(4) This amount includes (i) fees earned for attendance at eight board meetings, eight conflicts committee meetings and four audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

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

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

We intend to qualify for an exemption from registration under Section 3(c)(5)(C) of the Investment Company Act, which means we must engage primarily in the business of buying real estate, mortgages and other liens on or interests in real estate. The position of the SEC staff generally requires us to maintain at least 55% of our portfolio in “qualifying real estate assets” (that is, real estate, mortgage loans and CMBS that represent the entire ownership in a pool of mortgage loans and other qualifying interests in real estate) and at least another 25% of our portfolio in additional qualifying real estate assets or “real estate-related assets.” Participations in mortgage loans, mortgaged-backed securities, mezzanine loans, preferred equity investments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, depending on the characteristics of the specific investments, including the rights that we have with respect to the underlying assets. Our ownership of these investments, therefore, may be limited by provisions of the Investment Company Act and SEC staff interpretations.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want to make and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the Investment Company Act.

If the market value or income potential of our qualifying assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

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

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death or “qualifying disability.” Effective April 26, 2009, we limit the number of shares redeemed pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan from the prior calendar year less amounts we deem necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and funding obligations under our real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with a stockholder’s death or qualifying disability (as defined in the plan), we will honor such redemptions to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Based on our budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death or qualifying disability, we do not currently expect to have funds available for redemption for the remainder of 2009. Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice.

The prices at which we will initially redeem shares under the program are as follows:

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

Notwithstanding the above, once we establish an estimated value per share of our common stock, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share no later than three years after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities, except through the dividend reinvestment plan, and have not done so for one year. The restrictions of our share redemption program severely limit our stockholders’ ability to sell their shares should they require liquidity and limit their ability to recover the value they invested.

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they paid. For up to three years after we have completed our offering stage, we may use the most recent price paid to acquire a share in our offering as the estimated value of our shares. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares in our initial public offering bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price was not based upon any independent valuation, the offering price does not represent the amount of proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 511, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the last price paid to acquire a share in our primary offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). We ceased offering shares in our primary public offering on May 30, 2008. Although this estimated value was the last price paid to acquire a share in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering was net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

For up to three years after we have completed our offering stage, our advisor has indicated that we may use the last price paid to acquire a share in our public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) Our charter does not restrict our ability to conduct offerings in the future.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in our public offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (1) sell additional shares in future public offerings, (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase shares in our initial public offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

KBS Capital Advisors and its affiliates perform services for us in connection with the selection and acquisition or origination of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, affiliates of KBS Capital Advisors could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might be preceded by a decision to become self-managed. Given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiation. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from other sources beyond our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses and in generating funds from operations sufficient to repay our advisor for advances made to us to pay cash distributions and expenses in excess of revenues, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

Our properties and their performance are subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office and industrial buildings;

•

adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

If our acquisitions fail to perform as expected, cash distributions to our stockholders may decline.

Since breaking escrow in July 2006, we have made acquisitions of properties and other real estate-related assets. If these assets do not perform as expected we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investment.

We depend on tenants for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants.

The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would lower our net income. A default by a tenant on its lease payments would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-letting the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of the properties in which we invest may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. Because the market value of a property depends principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders.

Our inability to sell a property when we want could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

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

Although we have invested primarily in properties that have operating histories or whose construction is complete, from time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We believe that the current market for properties that meet our investment objectives is extremely limited and competitive and many of our competitors may have greater resources than we do. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for properties and other investments, our returns will be lower. If such events occur, our stockholders may experience a lower return on their investment.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.

We may enter into joint ventures with third parties to acquire properties and other assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

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

In addition, we own several properties that are subject to activity use limitations (“AULs”) whereby the government has placed limitations on redevelopment of the properties for certain uses, particularly residential uses. AULs are typically imposed on property that has environmental contamination in exchange for less stringent environmental clean-up standards. In view of the locations of the affected properties, the environmental characteristics of the contaminants and the characteristics of the neighborhoods, we do not believe that these AULs have a material impact on our portfolio valuation, but they could in individual cases result in a depression of the value of a property, should we resell the property for uses different from its existing uses. Properties subject to AULs include 495-515 Woburn, Tewksbury, MA; 15 Independence Drive, Devens, MA; 100 Simplex Drive, Westminster, MA; 57-59 Daniel Webster Highway, Merrimack, NH; and ADP Plaza, Portland, OR.

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

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Many of our investments are in major metropolitan areas. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. The costs of obtaining terrorism insurance and any uninsured losses we may suffer as a result of terrorist attacks could reduce the returns on our investments and limit our ability to make distributions to our stockholders.

Risks Related to Real Estate-Related Investments

Our investments in real estate-related investments are subject to the risks typically associated with real estate.

Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by real estate property values. Therefore, our real estate-related investments will be subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”

Our investments in mortgage, mezzanine, bridge and other real estate loans are subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.

With respect to our fixed rate, long-term loans, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to make new loans at the higher interest rate. With respect to our variable rate loans, if interest rates decrease, our revenues will also decrease. For these reasons, our returns on these loans and the value of our stockholders’ investment in us is subject to fluctuations in interest rates.

The mortgage loans we invest in and the mortgage loans underlying the mortgage securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

The mezzanine loans in which we invest involve greater risks of loss than senior loans secured by the same properties.

We invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning (directly or indirectly) the real property or the entity that owns the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The B-Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

Our investments in subordinated loans and subordinated mortgage-backed securities may be subject to losses.

We have invested in subordinated loans and subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.

The CMBS in which we invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS, or commercial mortgage-backed securities, are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

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

Certain of the real estate-related securities that we own or may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we own or may purchase are particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Delays in restructuring or liquidating non-performing real estate securities could reduce the return on our stockholders’ investment.

Real estate securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related investments such as loans and debt and derivative securities will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of our stockholders’ investment.

Prepayments can adversely affect the yields on our investments.

The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A portion of our assets may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of our portfolio investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of our portfolio investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.

We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

We utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratios.

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

We expect that we will incur additional debt in the future and increases in interest rates will increase the cost of that debt, which could reduce the cash we have available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of March 25, 2009, our borrowings were 51% of the cost of all of our tangible assets (before deducting depreciation or other noncash reserves). High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

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

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

Real Estate Investments

At December 31, 2008, our portfolio consisted of 64 properties totaling 20.8 million rentable square feet including properties held through a consolidated joint venture. Based on the total cost of real estate purchased, the portfolio consisted of 55% commercial office properties and 45% industrial properties. At December 31, 2008, our portfolio was approximately 93% leased. The total cost of our real estate portfolio was $2.0 billion and there was $1.2 billion of mortgage and mezzanine debt on the real estate portfolio. The annualized base rent of the real estate portfolio is $175.1 million, and the average annualized base rent of the real estate portfolio is approximately $8.89 per square foot. Annualized base rent represents contractual base rental income on a U.S. generally accepted accounting principles (“GAAP”) straight-line adjustment basis from the time of our acquisition through the balance of the lease term. The weighted-average remaining lease term of the real estate portfolio is 4.26 years.

Portfolio Lease Expirations

The following table reflects lease expirations of our owned properties (including properties held through our consolidated joint venture) as of December 31, 2008:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring (2)	Percent of Portfolio Rentable Square Feet Expiring
Month-to-Month (3)	12	$1,283	1%	86,307	-
2009	86	25,093	14%	2,465,467	13%
2010	88	28,342	16%	3,932,905	20%
2011	96	31,836	18%	3,412,648	17%
2012	60	21,038	12%	2,212,585	11%
2013	42	16,100	9%	1,119,547	6%
2014	39	18,043	10%	1,234,915	6%
2015	16	8,720	5%	1,310,392	7%
2016	12	7,265	4%	454,062	2%
2017	6	3,037	2%	273,549	2%
2018	8	4,999	3%	837,072	4%
Thereafter (4)	11	9,312	6%	2,359,341	12%

Total	476	$175,068	100%	19,698,790	100%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Includes leases related to our 459,455 square foot master lease.

(3) Reflects leases expiring on or before December 31, 2008.

(4) Represents leases expiring from 2019 through 2020.

Industry Distribution of Portfolio Leases

The following table shows the tenant industry diversification of our properties (including properties held through our consolidated joint venture) as of December 31, 2008:

Industry	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet (2)	% of Portfolio Leased Rentable Square Feet
Insurance	$13,830	8%	570,165	3%
Finance	13,625	8%	578,690	3%
Manufacturing	12,088	7%	1,999,505	10%
Administrative and Support Service	11,990	7%	1,023,149	5%
Retail Trade	11,563	7%	3,502,258	18%
Information	11,449	7%	545,720	3%
Computer System and Design	10,953	6%	580,697	3%
Computer and Electronic	10,533	6%	1,491,449	8%
Wholesale Trade	8,981	5%	2,395,083	12%
Legal Services	7,417	4%	311,993	2%
Healthcare and Social Services	7,389	4%	1,126,533	6%
Transportation and Warehousing	6,219	4%	1,143,716	6%
Accommodation and Food Services	6,059	3%	632,815	3%
Accounting	4,940	3%	150,178	1%
Public Administration	3,958	2%	267,479	1%
Other Services (3)	34,074	19%	3,379,360	16%

	$175,068	100%	19,698,790	100%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Includes leases related to our 459,455 square foot master lease.

(3) Consists of other industries that individually represent no more then 2% of Annualized Base Rent.

Significant Tenants

The following table details our 10 largest tenants as a percentage of total annualized base rent as of December 31, 2008:

Tenant Name	Tenant Industry	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Leased Rentable Square Feet	% of Portfolio
	Retail Trade
The Home Depot USA, Inc.	Home Improvements	$8,387	5%	2,633,665	13%
LookSmart, LTD.	Information	4,724	3%	134,847	1%
Penn Traffic Dry Goods	Wholesale Trade	4,643	3%	1,741,784	9%
Husch Blackwell Sanders LLP	Legal Services	4,188	2%	162,203	1%
Lego	Manufacturing	4,143	2%	739,972	4%
Ford Motor Credit	Finance	2,953	2%	139,355	1%
Ernst & Young U.S. LLP	Accounting	2,882	2%	95,085	(2)
Entegris, Inc.	Semiconductor & Other	2,795	2%	175,088	1%
State of California	Public Administration	2,712	2%	128,185	1%
Ozburn-Hessey Logistics, LLC	Logistics Consulting	2,665	2%	785,790	4%

		$40,092	25%	6,735,974	35%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Less than 1%.

Geographic Distribution of Portfolio Properties

The following table reflects the geographic distribution of our property portfolio (including properties held through our consolidated joint venture) as of December 31, 2008:

State	Number of Properties	Rentable Square Feet	Annualized Base Rent (in thousands) (1) (2)	Average Annualized Base Rent per Sq. Ft. (3)	% of Portfolio Annualized Base Rent	Total Cost (in thousands)
Massachusetts	12	4,335,461	$25,380	$5.73	14%	$314,626
Texas	10	4,194,816	29,666	8.15	17%	317,327
Connecticut	3	2,165,069	9,270	4.77	5%	126,824
Georgia	5	1,741,181	11,357	6.54	6%	143,548
New York	3	1,128,984	3,085	2.73	2%	37,191
Pennsylvania	3	836,526	8,699	10.48	5%	94,799
Ohio	2	805,203	2,468	3.07	1%	35,599
Illinois	1	647,216	10,665	17.17	6%	128,586
California	5	634,203	16,241	25.77	9%	163,629
Virginia	2	586,658	15,594	29.19	9%	179,619
New Hampshire	1	578,290	2,027	4.65	1%	23,746
Tennessee	4	550,289	4,798	9.24	3%	54,399
Missouri	1	325,172	9,070	28.27	5%	95,035
Indiana	1	321,627	1,273	3.96	1%	17,359
Minnesota	2	303,079	1,343	4.43	1%	19,934
Utah	1	269,253	5,019	23.75	3%	49,811
North Carolina	1	248,823	4,238	17.48	2%	47,768
Florida	2	216,846	3,727	18.84	2%	43,350
Oklahoma	1	205,891	2,870	15.03	2%	18,678
Washington	1	205,707	3,106	16.17	2%	41,887
Oregon	1	180,772	3,600	21.86	2%	34,155
Michigan	1	160,464	714	4.45	1%	9,025
Colorado	1	140,630	858	6.10	1%	10,681

Total	64	20,782,160	$175,068	$8.89	100%	$2,007,576

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2008, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Includes leases related to our 459,455 square foot master lease.

(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased rentable square feet.

Real Estate-Related Assets

As of December 31, 2008, we held the following investments in loans (in thousands):

Investment Name Location of Investment	Property Type	Loan Type	Book Value as of 12/31/2008 (1)	Index and Margin	Annual Effective Interest Rate at 12/31/2008 (2)	Maturity Date
First Tribeca Mezzanine Loan New York, New York (3)	Multi-Family Residential	Mezzanine	$15,896	30-day LIBOR + 8.50%	11.41%	(3)
Second Tribeca Mezzanine Loan New York, New York (3)	Multi-Family Residential	Mezzanine	31,967	Fixed rate of 25.0%	23.22%	(3)
Tribeca Senior Mortgage Participation New York, New York (3)	Multi-Family Residential	Mortgage	14,192	30-day LIBOR + 2.70%	10.03%	(3)
Sandmar Mezzanine Loan Southeast U.S.	Retail	Mezzanine	8,092	Fixed rate of 12.0%	12.03%	01/01/2017
Park Central Mezzanine Loan New York, New York (4)	Hotel	Mezzanine	15,000	30-day LIBOR + 4.48%	6.81%	11/09/2009
200 Professional Drive Loan Origination Gaithersburg, Maryland (5)	Office	Mortgage	9,073	30-day LIBOR + 3.00%	8.02%	07/31/2009
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (6)	Retail	Mortgage	6,322	30-day LIBOR + 2.50%	7.51%	09/01/2010
11 South LaSalle Loan Origination Chicago, Illinois (7)	Office	Mortgage	30,771	30-day LIBOR + 2.95%	8.12%	09/01/2010
San Diego Office Portfolio B-Note San Diego, California (8)	Office	B-Note	14,029	Fixed rate of 5.775%	11.30%	10/11/2017
Petra Subordinated Debt Tranche A (9)	Various	Subordinated	25,000	Fixed rate of 11.5%	11.27%	04/27/2009
Petra Subordinated Debt Tranche B (9)	Various	Subordinated	25,000	Fixed rate of 11.5%	11.27%	10/26/2009
4929 Wilshire B-Note Los Angeles, California (8)	Office	B-Note	2,690	Fixed rate of 6.05%	12.48%	07/11/2017
Artisan Multifamily Portfolio Mezzanine Loan Las Vegas, Nevada (8) (10)	Multi Family Residential	Mezzanine	17,212	30-day LIBOR + 2.50%	12.45%	08/09/2009
Arden Portfolio M3-(A) Mezzanine Loan Southern California (8) (11)	Office	Mezzanine	64,378	30-day LIBOR + 5.25%	20.69%	08/09/2009
Arden Portfolio M2-(B) Mezzanine Loan Southern California (8) (11)	Office	Mezzanine	87,834	30-day LIBOR + 3.50%	16.47%	08/09/2009
San Antonio Business Park Mortgage Loan San Antonio, Texas (8)	Office	Mortgage	24,366	Fixed rate of 6.54%	10.02%	11/11/2017
2600 Michelson Mezzanine Loan Irvine, California (8)	Office	Mezzanine	8,813	Fixed rate of 8.0%	17.39%	05/11/2017
18301 Von Karman Mortgage and Mezzanine Loans Irvine, California (8)	Office	Mortgage & Mezzanine	63,313	Fixed rate of 5.73%	10.30%	05/11/2017
GKK Mezzanine Loan National Portfolio (8)	Bank Retail	Mezzanine	492,404	30-day LIBOR + 5.20%	7.82%	03/11/2010
55 East Monroe Mezzanine Loan Origination Chicago, Illinois	Office	Mezzanine	55,105	Fixed rate of 12.00%	12.91%	09/01/2010

			1,011,457
Reserve for Loan Losses (9) (12)			(104,000)

			$907,457

(1) Book value represents real estate loans receivable net of discounts; accretion of discounts on purchase of real estate loans receivable; additional funding for the period; origination fees and costs; accumulated amortization and principal paydown.

(2) The annual effective interest rate is calculated based on actual interest income recognized in 2008, calculated using the interest method, divided by the average cost basis of the investment less the unamortized discount. The annual effective interest rate and maturity dates presented are as of December 31, 2008.

(3) The First Tribeca Mezzanine Loan has a current interest rate cap of 13.25%. Per the loan agreement, prior to satisfaction of the First Tribeca Mezzanine Loan, the borrower shall pay us an amount that brings the annualized internal rate of return up to 25%. On January 5, 2009, we entered into a letter agreement with the holder of the Senior Tribeca Mezzanine Debt consenting to pay to the holder of the Senior Tribeca Mezzanine Debt 56% of the aggregate amount of interest due to us under the Second Tribeca Mezzanine Loan effective as of December 1, 2008. We are only accruing for 44% of the aggregate amount of interest due to us for November and December 2008. In addition, we will pay the holder of the Senior Tribeca Mezzanine Debt 63.3% of the interest due on any protective advances otherwise payable to us as holder of the First and Second Tribeca Mezzanine Loans. The allocated interest payments will be applied to the outstanding principal balance of the Senior Tribeca Mezzanine Debt. Neither we nor our advisor are affiliated with the holder of the Senior Tribeca Mezzanine Debt. An additional draw of $0.2 million and then a paydown of $11.6 million were made by the Tribeca Senior Mortgage Participation borrower during the year ended December 31, 2008. Since the November 1, 2008 maturity date, the loan has been extended through February 13, 2009. As of March 26, 2009, the borrower, and the other lenders are currently negotiating an extension of the maturity date and other terms of these loans. We have no obligation to extend the maturity date.

(4) On August 6, 2008, the borrower exercised its first extension option on this loan, extending the maturity date from November 9, 2008 to November 9, 2009. The borrower may exercise two additional one-year extension options.

(5) This loan has an interest rate floor of 8.00%. As of December 31, 2008, we may be obligated to fund up to an additional $1.5 million on the 200 Professional Drive Loan Origination, subject to satisfaction of certain conditions by the borrower. The borrower has one 12-month extension option, subject to certain terms and conditions.

(6) This loan has an interest rate floor of 7.50%. As of December 31, 2008, we may be obligated to fund up to an additional $2.0 million on the Lawrence Village Plaza Loan Origination, subject to satisfaction of certain conditions by the borrower.

(7) This loan has an interest rate floor of 7.95%. As of December 31, 2008, we may be obligated to fund up to an additional $12.5 million on the 11 South LaSalle Loan Origination, subject to satisfaction of certain conditions by the borrower. The borrower has a one-year extension option, subject to certain terms and conditions.

(8) This loan was purchased at a discount that is being accreted over the term of the loan, including assumed loan extension. As the discount on the real estate loan receivable continues to accrete, the book value of the related real estate loan receivable will increase to the lower of the expected repayment amount or face value.

(9) Based on current information, we have recorded a $50 million impairment charge for the full amount of this investment. Our current estimates show no recovery of principal.

(10) We entered into an interest floor agreement for the Artisan Multifamily Portfolio Mezzanine Loan effective through August 9, 2009 for $15,850,000 of the $20,000,000 (face amount) loan that effectively sets the 30-day LIBOR rate at 4.5%. The borrower has three one-year extension options, subject to certain terms and conditions.

(11) We entered into interest rate floor agreements effective through August 9, 2009 for $144 million of the $175 million (face amount) of the Arden M2-(B) and M3-(A) Mezzanine Loans that effectively set the 30-day LIBOR rate at 4.5%. The Arden M2-(B) and M3-(A) Mezzanine Loans provide for three one-year extension options, subject to certain terms and conditions.

(12) As of December 31, 2008, we had recorded a portfolio-based loan loss reserve of $54.0  million that provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 26, 2009, we had approximately 177.8 million shares of common stock outstanding held by a total of approximately 42,000 stockholders. The number of stockholders is based on the records of Phoenix Transfer, Inc., who serves as our transfer agent.

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 511, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the last price paid to acquire a share in our primary public offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). We ceased offering shares in our primary public offering on May 30, 2008. Although this estimated value was the last price paid to acquire a share in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our primary public offering was net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

For up to three years after we have completed our offering stage, our advisor has indicated that we may use the last price paid to acquire a share in our public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

Notwithstanding the above, in February 2009 FINRA released Regulatory Notice 09-09. This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per share for non-traded REITs from using a per share estimated value developed from data that is more than 18 months old. This would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a share in our public offering as the estimated value per share of our common stock beginning 18 months after May 30, 2008, the date we ceased offering shares in our initial public offering. We are currently evaluating the method that we will use to assist broker-dealers with this requirement.

Distribution Information

We intend to authorize and declare daily distributions that will be paid on a monthly basis. We have elected to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2006. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2008, we declared distributions based on daily record dates for each day during the period commencing January 1, 2008 through December 31, 2008, aggregated by month, as follows:

	January 1 through January 31	February 1 through February 29	March 1 through March 31	April 1 through April 30	May 1 through May 31	June 1 through June 30
Total Distributions Declared	$5,277,658	$5,373,748	$6,413,883	$7,057,882	$8,407,234	$9,697,028
Total Per Share Distribution	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

	July 1 through July 31	August 1 through August 31	September 1 through September 30	October 1 through October 31	November 1 through November 30	December 1 through December 31
Total Distributions Declared	$10,311,596	$10,399,484	$10,119,862	$10,489,118	$10,171,938	$10,544,742
Total Per Share Distribution	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

During 2007, we declared distributions based on daily record dates for each day during the period commencing January 1, 2007 through December 31, 2007, aggregated by month, as follows:
	January 1 through January 31	February 1 through February 28	March 1 through March 31	April 1 through April 30	May 1 through May 31	June 1 through June 30
Total Distributions Declared	$758,401	$854,026	$1,211,980	$1,563,451	$2,075,966	$2,550,849
Total Per Share Distribution	$0.06	$0.05	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

	July 1 through July 31	August 1 through August 31	September 1 through September 30	October 1 through October 31	November 1 through November 30	December 1 through December 31
Total Distributions Declared	$3,081,783	$3,499,317	$3,707,955	$4,183,264	$4,422,758	$4,953,319
Total Per Share Distribution	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

The tax composition of our distributions declared for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Ordinary Income	63%	51%
Return of Capital	37%	49%

Total	100%	100%

Generally, our policy is to pay distributions from our cash flow from operations. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending April 30, 2009 exceeded the amount of our Funds from Operations (as defined in our advisory agreement) for the same period. We are only obligated to reimburse our advisor for these expenses if and to the extent that our cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by our advisor. The advisory agreement, as amended, defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. Through March 26, 2009, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007.

In addition to the advance from our advisor, at December 31, 2008, we have incurred but unpaid performance fees totaling $2.8 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of December 31, 2008, our operations were sufficient to meet the Funds from Operations condition in the advisory agreement. Although these performance fees have been incurred as of December 31, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s performance fees.

If necessary in future periods, our advisor intends to defer payment of its asset management fee if the cumulative amount of our Funds from Operations (as defined in our amended advisory agreement) for the period commencing January 1, 2006 plus the amount of the advance from our advisor is less than the cumulative amount of distributions declared and currently payable to our stockholders. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s performance fee.

Our board of directors declared a daily distribution for the period from January 1, 2009 through January 31, 2009, which we paid in February 2009, and declared a daily distribution for the period from February 1, 2009 through February 28, 2009, which we paid in March 2009. Our board of directors has also declared a daily distribution for the period from March 1, 2009 through March 31, 2009, which we expect will be paid in April 2009, and a daily distribution for the period from April 1, 2009 through April 30, 2009, which distribution we expect will be paid in May 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Our distributions are calculated based on stockholders of record each day during each distribution period at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Equity Compensation Plan

We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards have been granted under the plan as of March 26, 2009. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.

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

We offered the 200,000,000 shares in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760.0 million, or $9.50 per share. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of our offering.

As of December 31, 2008, including shares sold through our dividend reinvestment plan, we had sold 171,109,494 shares in the primary offering for gross offering proceeds of $1.7 billion and 7,503,942 shares under our dividend reinvestment plan for gross offering proceeds of $71.3 million. As of December 31, 2008, we had redeemed 1,630,658 of the shares sold in our public offering pursuant to our share redemption program for approximately $15.4 million. As of December 31, 2008, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below (in thousands). The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. We did not incur any finders’ fees or expenses paid to or for the benefit of underwriters.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$156,281	Actual
Other organization and offering costs	16,528	Actual

Total expenses	$172,809	Actual

From the commencement of our initial public offering through December 31, 2008, the net offering proceeds to us, after deducting the total expenses incurred and redemptions as described above, were $1.6 billion. The dividend reinvestment proceeds from each calendar year are used to calculate the maximum dollar value of shares redeemable under our share redemption program in the subsequent year. We have used the net proceeds from our initial public offering and debt financing to purchase or fund $3.1 billion of real estate and real estate-related investments, including $34.5 million in acquisition fees and closing costs.

During the fiscal year ended December 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. We amended and restated our share redemption program on March 25, 2009. The amended and restated share redemption program will be effective as of April 26, 2009. We note below the material changes to the program.

Effective as of April 26, 2009, the limitations on our ability to redeem shares under the share redemption program are as follows:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During each calendar year, redemptions are limited to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year less amounts we deem necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and funding obligations under our real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with a stockholder’s death or qualifying disability (as defined in the plan), we will honor such redemptions to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Based on our budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death or qualifying disability, we do not currently expect to have funds available for redemption for the remainder of 2009. We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to our stockholders.

During the year ended December 31, 2008, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	101,024	$9.85	(3)
February 2008	21,619	$9.55	(3)
March 2008	17,146	$9.54	(3)
April 2008	115,642	$9.81	(3)
May 2008	34,183	$9.48	(3)
June 2008	67,445	$9.60	(3)
July 2008	69,183	$9.42	(3)
August 2008	71,275	$9.53	(3)
September 2008	94,787	$9.34	(3)
October 2008	198,216	$9.38	(3)
November 2008	107,967	$9.48	(3)
December 2008	636,911	$9.20	(3)

Total	1,535,398

(1) We announced commencement of the share redemption program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008) and March 26, 2009 (which amendment will become effective on April 26, 2009). See “Subsequent Events - Share Redemption Program.”

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

Notwithstanding the above, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, the time frame before which we establish an estimated value per share may be difficult depending on regulatory requirements or if necessary to assist the broker-dealers who sold shares in our public offering. We will consider our offering stage complete when we are no longer publicly offering equity securities and have not done so for one year. Until we establish an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from us.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2008	2007	2006
Balance sheet data
Total real estate investments	$2,807,768	$1,680,777	$228,019
Total assets	2,928,550	1,816,494	283,152
Notes payable	1,499,806	1,008,564	179,750
Total liabilities	1,605,451	1,077,179	189,127
Redeemable common stock	55,907	14,645	369
Total stockholders’ equity	1,255,141	706,440	93,656

	For the Years Ended December 31,
	2008	2007	2006
Operating data
Total revenues	$282,641	$100,302	$6,248
Net loss	(120,627)	(7,198)	(2,571)

Per share data
Net loss per common share - basic and diluted	$(0.81)	$(0.15)	$(1.37)
Distributions declared per common share (1)	0.70	0.70	0.32

Other data
Cash flows provided by operations	$115,178	$43,982	$326
Cash flows used in investing activities	(1,340,848)	(1,498,999)	(228,418)
Cash flows provided by financing activities	1,203,972	1,473,600	276,646

Distributions declared	104,264	32,862	1,286

Weighted-average number of common shares outstanding, basic and diluted	148,539,558	46,973,602	1,876,583

Reconciliation of funds from operations (2)
Net loss	$(120,627)	$(7,198)	$(2,571)
Depreciation of real estate assets	33,605	14,035	1,441
Amortization of lease-related costs	63,416	28,881	1,097
Minority interest - consolidated entity (3)	(6,711)	(3,231)	-

FFO	$(30,317)	$32,487	$(33)

(1) Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2008 and 2007, respectively, and each day during the period from July 18, 2006 through December 31, 2006. The daily distribution for the periods was $0.0019178 per share per day. Each day during the periods from July 18, 2006 through December 31, 2008 was a record date for distributions.

(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity real estate investment trust (“REIT”). Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ definition. FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

(3) Relates to our consolidated joint venture. The minority interest holder’s share of our consolidated venture’s real estate depreciation was $1,956 and $721, respectively, in 2008 and 2007. Their share of amortization of lease-related costs was $4,755 and $2,510, respectively, in 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. As of December 31, 2008, we had sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and 7,503,942 shares under our dividend reinvestment plan for gross offering proceeds of $71.3 million. We use the proceeds from our dividend reinvestment plan to repurchase shares of our common stock under our share redemption program and for general corporate purposes. As of December 31, 2008, we had redeemed 1,630,658 of the shares sold in our public offering pursuant to our share redemption program for $15.4 million. We ceased offering shares of common stock in our primary offering on May 30, 2008 and terminated the offering upon the completion of a review of subscriptions submitted in accordance with our processing procedures. We continue to offer shares of common stock under our dividend reinvestment plan.

We have used the proceeds of our public offering to acquire and manage a diverse portfolio of real estate properties and real estate-related investments. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, KBS Capital Advisors, LLC (“KBS Capital Advisors”), conducts our operations and manages our portfolio of real estate investments.

As of December 31, 2008, we owned 64 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage loans. The 64 real estate properties total 20.8 million square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 22 office properties, one light industrial property, three corporate research properties, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 industrial properties and a master lease with respect to another property. At December 31, 2008, the portfolio was approximately 93% leased. Our real estate loans receivable portfolio includes three secured loans and one mezzanine loan that we originated as well as seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, two first mortgage loans, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT. Our marketable real estate securities portfolio includes two investments in securities directly or indirectly backed by commercial mortgage loans.

In constructing our portfolio, we have targeted to acquire approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. Though our target portfolio would consist of 30% real estate-related investments and enhanced-return properties, we will not forego a good investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of enhanced-return properties and real estate-related investments. As of December 31, 2008, as a percentage of our total investments, the purchase price of our real estate properties represented 65% of our portfolio and the purchase price of our real estate-related investments represented 35% of our portfolio.

Now that we have invested the net proceeds from our primary public offering, our focus in 2009 will be to manage our existing portfolio. We do not anticipate making a significant number of investments in the future. To the extent we receive proceeds from the repayment of real estate-related investments or the sale of a real estate asset, we expect to retain a portion of these funds for liquidity purposes, but may use a portion of the funds to make additional investments or to pay special distributions to our stockholders.

Market Outlook – Real Estate and Real Estate Finance Market

In the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans; we cannot foresee when these markets will stabilize. The United States economy is currently in a recession, which has negatively affected all businesses, including ours.

These disruptions in the financial markets and deteriorating economic conditions have increased the cost of credit in the commercial real estate sector and therefore could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer real estate transactions, increased capitalization rates and lower property values. Furthermore, these deteriorating economic conditions have negatively impacted and may continue to negatively impact commercial real estate fundamentals and may result in lower occupancy, lower rental rates and declining values in our real estate portfolio, in the collateral securing our loan investments and in the collateral underlying our CMBS investments.

Over the short-term, management expects continued volatility in the capital markets and with that, continued volatility in the commercial real estate, the real estate finance and the structured finance markets. These circumstances have materially impacted the cost and availability of credit to borrowers.

As of December 31, 2008, we had debt obligations in the aggregate principal amount of $1.5 billion. Short-term loans representing $463.4 million of this debt mature within the next year and long-term loans representing the remaining $1.0 billion of this debt mature primarily between 2011 and 2016. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or obtain additional debt financing on terms as attractive as our current indebtedness.

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is for the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to stockholders. To date, we have had three primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering, including our dividend reinvestment plan;

•	Debt financings, including mortgage loans and repurchase agreements; and

•	Cash flow generated by our real estate operations and real estate-related investments.

For the year ended December 31, 2008, we used proceeds from our public offering and debt financing to fund our acquisitions. We met our operating cash needs with cash flow generated by our properties and real estate-related investments. We believe that our expected proceeds from our dividend reinvestment plan, potential debt financings and refinancings and our cash flow from operations will be sufficient to meet our liquidity needs for the upcoming year.

Cash Flows from Operating Activities

Net cash flows provided by operating activities were $115.2 million, $44.0 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. This was primarily due to:

•

Increases in rental revenue from our real estate and interest income from our real estate-related investments as a result of our investment activities during 2007 and 2008, offset by increases in rental expenses, asset management fees, interest expense and general and administrative expenses; and

•	Increases in interest income as a result of higher cash balances attributable to proceeds received from our primary public offering.

Cash Flows from Investing Activities

Real Estate and Real Estate-Related Investments

Net cash flows used in investing activities were $1.3 billion, $1.5 billion and $228.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This was primarily due to our real estate and real estate-related investment activity as follows:

•	Acquisition of real estate totaled $504.1 million, $1.3 billion and $214.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

•	Acquisition or origination of real estate loans receivable totaled $794.8 million, $218.0 million and $13.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

•	Acquisition of marketable securities totaled $44.2 million and $17.7 million for the years ended December 31, 2008 and 2007, respectively.

•	Principal payments on real estate loans receivable totaled $24.2 million and $21.0 million for the years ended December 31, 2008 and 2007, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities were $1.2 billion, $1.5 billion and $276.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our significant financing activities were as follows:

Debt Financings

•

Net aggregate borrowings of $491.2 million during the year ended December 31, 2008 related to (i) new borrowings totaling $588.3 million used to purchase real estate and real estate-related investments, (ii) loan draws totaling $4.1 million used to fund capital expenditures, (iii) refinancing proceeds of $337.6 million, which were used to repay $318.4 million of notes payable, (iv) repayment of repurchase agreements totaling $86.4 million and $4.3 million relating to the financings of the Arden Portfolio Mezzanine Loans and the GKK Mezzanine Loans respectively, (v) repayment of repurchase agreements totaling $26.7 million related to marketable real estate securities, and (vi) repayment of a mezzanine loan totaling $3.0 million, bringing our outstanding net aggregate borrowings related to the purchase of real estate and real estate-related investments to $1.5 billion as of December 31, 2008.

•

Net aggregate borrowings of $828.8 million during the year ended December 31, 2007 related to new borrowings totaling $955.4 million used to purchase real estate and real estate-related investments and repayment of those borrowings totaling $126.6 million.

•

Net aggregate borrowings of $179.8 million during the year ended December 31, 2006 related to new borrowings totaling $200.7 million used to purchase real estate and real estate-related investments and repayment of those borrowings totaling $20.9 million.

•

Payments of deferred financing costs related to the purchase of real estate and real estate-related investments were $5.0 million, $12.7 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Minority Interest Contributions and Distributions

•

Minority interest contributions related to our joint venture investment in the National Industrial Portfolio were $80,000 and $21.4 million for the years ended December 31, 2008 and 2007, respectively.

•

Minority interest distributions related to our joint venture investment in the National Industrial Portfolio were $3.0 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

Public Offering Proceeds and Payment of Offering and Other Costs and Expenses

•

Net offering proceeds from our public offering were $766.6 million for the year ended December 31, 2008, consisting of gross offering proceeds of $865.3 million, less redemptions of common stock of $14.4 million, payment of selling commissions and related dealer manager fees of $79.6 million, payment of other offering costs of $4.7 million.

•

Net offering proceeds from our public offering were $666.1 million for the year ended December 31, 2007, consisting of gross offering proceeds of $740.9 million, less redemptions of common stock of $0.9 million, payment of selling commissions and related dealer manager fees of $66.4 million and payment of other offering costs of $7.5 million.

•

Net offering proceeds from our public offering were $97.8 million for the year ended December 31, 2006, consisting of gross offering proceeds of $112.4 million, less payment of selling commissions and related dealer manager fees of $10.2 million and payment of other offering costs of $4.4 million.

Distributions Paid to Common Stockholders

•	Distributions paid to our stockholders were $43.0 million, $28.5 million, and $0.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

As of December 31, 2008, our liabilities totaled $1.6 billion and consisted primarily of long-term notes payable with a maturity of longer than one year of $1.0 billion and short-term notes payable with a maturity of one year or less of $463.4 million. Long-term notes payable consisted of $534.6 million of fixed rate mortgage loans with a weighted-average interest rate of 5.70% and $501.9 million of variable rate mortgage loans and repurchase agreements with a weighted-average interest rate of 4.79% for the year ended December 31, 2008, although $119.0 million of the variable rate mortgage loans are effectively fixed at an interest rate of 6.02% through an interest rate swap agreement. Short-term notes payable consisted of $463.4 million of variable rate mortgage and mezzanine loans with a weighted-average interest rate of 3.79% for the year ended December 31, 2008. The short-term notes payable are comprised of $435.2 million of notes with three successive one-year extensions upon satisfaction of certain terms and conditions which we expect to extend for at least one additional year and a $28.2 million note that was repaid in February 2009. As of December 31, 2008, our borrowings were approximately 50% of the cost of our tangible assets (before depreciation or other noncash reserves).

As discussed above, in 2007 and throughout 2008, the global capital markets have experienced significant dislocations and liquidity disruptions that have led the credit spreads of debt to widen considerably and caused significant volatility in LIBOR rates. We have $965.3 million of variable rate notes payable and $753.1 million of variable rate loans receivable that are impacted by fluctuations in interest rates. In addition, our loans receivable are generally directly or indirectly secured by real property. To the extent that the value of the underlying property is impacted by unfavorable market conditions, the return of our investment and realization of discounts could be negatively impacted.

In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and the dealer manager. During our public offering, these payments included payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager, our advisor and their affiliates for reimbursement of certain organization and other offering expenses. We will continue to pay the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with the issuance of shares under the dividend reinvestment plan, to the extent permitted under state securities laws and to the extent that we paid selling commissions in connection with the issuance of shares to the investor in the primary offering. We will also continue to reimburse our advisor and the dealer manager for certain organization and offering costs. In addition, we pay our advisor fees in connection with the selection and purchase of real estate investments, the management of our assets and for certain costs incurred by our advisor in providing services to us.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2008 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations (1)	$1,499,806	$463,378	$476,513	$333,714	$226,201
Interest payments on outstanding debt obligations (2)	$196,718	$55,460	$83,396	$42,699	$15,163
Outstanding funding obligations under real estate loans receivable	$15,910	$10,210	$5,700	$-	$-
Other obligations (3)	$4,444	(3)	(3)	(3)	(3)

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2008, adjusted for the impact of interest rate swap agreements. We incurred interest expense of $60.4 million, excluding amortization of deferred financing costs totaling $7.9 million, during the year ended December 31, 2008.

(3) Represents the $1.6 million advance from our advisor and $2.8 million of incurred but unpaid performance fees as of December 31, 2008. We have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. Pursuant to the advisory agreement, as amended, with KBS Capital Advisors, we are only obligated to reimburse our advisor for these advances if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges.

In addition to the advances to us from our advisor in the amount of $1.6 million, at December 31, 2008, we have incurred but unpaid performance fees totaling $2.8 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of December 31, 2008, our operations were sufficient to meet the Funds from Operations condition as defined in the amended advisory agreement. Although these performance fees have been incurred as of December 31, 2008, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

We have reflected both of the above items in the total column only, as they have no fixed payment date, but they may be repaid in any future year depending on our financial condition.

Results of Operations

Overview

Our results of operations for the year ended December 31, 2008 are not indicative of those expected in future periods as we expect that rental income and tenant reimbursements, interest income from real estate loans receivable, parking revenues and other operating income, property operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the investments acquired during the year ended December 31, 2008 for an entire period.

Comparison of the year ended December 31, 2008 versus year ended December 31, 2007

During 2008, we invested in 10 real estate properties, three mezzanine real estate loans, two first mortgage loans, partial ownership interests in two mezzanine real estate loans, and one investment in securities directly or indirectly backed by CMBS. During 2007, we invested in 13 real estate properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio totaling approximately 11.4 million rentable square feet and consists of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14.25 years with respect to another industrial property. In addition, we originated three secured loans, made an investment in CMBS, acquired three mezzanine real estate loans, two B-Notes, a partial ownership interest in one mezzanine real estate loan, a partial ownership interest in a senior mortgage loan and two loans representing senior subordinated debt of a private REIT in 2007. Accordingly, the results of operations presented for the years ended December 31, 2008 and 2007 are not directly comparable.

The following table provides summary information about our results of operations for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	For the Year Ended December 31,		Increase	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Assets Held During Both Periods (2)
	2008	2007
Rental income	$159,587	$65,833	$93,754	142%	$93,669	$85
Tenant reimbursements	37,555	13,299	24,256	182%	23,710	546
Interest income from real estate loans receivable	73,933	14,374	59,559	414%	59,698	(139)
Interest income from marketable real estate securities	4,623	1,046	3,577	342%	3,577	-
Property operating, maintenance, and management costs	37,658	13,725	23,933	174%	23,608	325
Real estate taxes, property-related taxes, and insurance	26,033	9,519	16,514	173%	16,589	(75)
Asset management fees	17,508	5,095	12,413	244%	12,758	(345)
General and administrative expenses	5,568	4,126	1,442	35%	n/a	n/a
Interest expense	68,303	33,368	34,935	105%	35,426	(491)
Depreciation and amortization expense	97,021	42,916	54,105	126%	54,538	(433)
Loan loss reserve	104,000	-	104,000	100%	n/a	n/a
Other-than-temporary impairment of marketable securities	50,079	-	50,079	100%	n/a	n/a

(1) Represents the dollar amount increase for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of properties and other real estate-related assets acquired on or after January 1, 2008.

(2) Represents dollar amount increase (decrease) for the year ended December 31, 2008 compared to the year ended December 31, 2007 with respect to properties and other real estate-related investments owned by us during both periods.

Rental income increased from $65.8 million for the year ended December 31, 2007 to $159.6 million for the year ended December 31, 2008. Of the $93.8 million increase, $24.8 million was due to new properties acquired in 2008 and the remaining $69.0 million was due to owning properties acquired in 2007 for an entire year. Although the impact of owning properties acquired during 2008 for an entire year is expected to result in an increase in rental income in future periods, decreases in rental income resulting from reduced rental rates or lower portfolio occupancy rates as a result of deteriorating economic conditions or other reasons may partially offset any such increases and may even result in a decrease in rental income in the future.

Tenant reimbursements increased from $13.3 million for the year ended December 31, 2007 to $37.6 million for the year ended December 31, 2008, primarily as a result of the growth in the real property investment portfolio during 2008 and owning the properties acquired in 2007 for an entire year. Tenant reimbursements are expected to continue to increase in future periods as a result of owning the assets acquired during 2008 for an entire year; however, lower portfolio occupancy or deflation as a result of deteriorating economic conditions or other reasons may partially offset any such increases and may even result in a decrease in tenant reimbursements.

Interest income from real estate loans receivable increased from $14.4 million for the year ended December 31, 2007 to $73.9 million for the year ended December 31, 2008, primarily as a result of the growth in the real estate loans receivable portfolio during 2008 and owning the real estate loans receivable acquired in 2007 for an entire year. Although the impact of owning assets acquired and originated during 2008 for an entire year is expected to increase interest income from real estate loans receivable in future periods compared to historical periods, this increase may be offset by lower interest rates on variable rate loans, the expiration of interest rate floors, the potential impact of loans scheduled to mature in 2009, or the potential impact of loans that may experience impairment issues in the future as a result of current market conditions. Ten loans receivable with a total book value of $305.6 million, before reserves for loan losses, and a total face value of $325.8 million are scheduled to mature in 2009. However, given current market conditions, the borrowers may not be able to repay the loans at maturity.

•

Included in the 10 loans receivable maturing in 2009 are two subordinated debt loans in Petra Fund REIT Corp. (“Petra”) totaling $50.0 million. Petra is a private real estate investment trust that invests in high-yield and structured assets secured by commercial and residential real estate. Based on the value of Petra’s assets and its access to capital, we recognized an impairment for the entire principal balance of the loan in 2008. We do not expect to receive interest income from Petra in the future. During the year ended December 31, 2008, Petra contributed $4.8 million or 6% of the interest income from real estate loans receivable.

•

The three Tribeca Loans, which have a total face value of $62.1 million relate to a condominium conversion project in New York. These loans were scheduled to mature on November 1, 2008 but were extended to February 13, 2009. Due to delays in sales of the condominium units, which the borrower depends on to pay the principal and interest on our loans, we are currently negotiating with the borrower to extend the loans. The results of our extension negotiations, the length of time it takes to sell the remaining condominium units and the amount of net sales proceeds realized from their sales will impact the amount of interest income received in the future and potentially impact the borrower’s ability to repay the principal balance of these loans. The three Tribeca Loans contributed $11.2 million or 15% of interest income from real estate loans receivable, net of amortization of closing cost, for the year ended December 31, 2008.

•

The current credit market disruptions have materially impacted the cost and availability of debt to borrowers. As a result, the ability of our borrowers to obtain alternative financing to pay off our loans receivable upon maturity is limited and our borrowers will likely exercise their extension options to the extent available. In addition, we may agree to extensions, even if the requirements for such extensions are not met or there are no extension provisions. Based on assumed extensions of certain of these loans receivable, we increased the length of time over which we are accreting the discounts at which we purchased these loans, which will result in a $10.7 million reduction in interest income in 2009 from what we would have recorded and a decrease of $10.9 million as compared to 2008.

•

In addition, $159.9 million of loans receivable are subject to interest rate floor agreements that effectively ensure that the 30-day LIBOR rate utilized in calculating interest income on these loans receivable does not drop below 4.50%. These interest rate floor agreements expire in August 2009, concurrent with the maturity of the loans receivable. If the loans receivable are extended for any reason as discussed above, our interest income would decrease if the LIBOR rate was below the current floor. As of December 31, 2008, the 30-day LIBOR rate was 0.44% and the 30-day LIBOR rate averaged 2.74% for the year ended December 31, 2008.

•	We recorded a provision for loan losses of $54.0 million related to our investment in the remaining real estate loans receivable.

Interest income for 2008 was composed of $57.0 million of contractual interest and $16.9 million of accretion of purchase price discounts, net of amortization of loan origination fees, and costs on purchases and originations of real estate loans receivable. The purchase price discounts and loan acquisition costs are accreted or amortized into interest income using the interest method over the expected life of the loans.

Interest income from marketable real estate securities increased from $1.0 million for the year ended December 31, 2007 to $4.6 million for the year ended December 31, 2008. Of the $3.6 million increase, $0.4 million of the increase is a result of interest accretion of marketable securities recorded subsequent to the recognition of an other-than-temporary impairment of the floating rate CMBS acquired on April 19, 2007 and $3.2 million of the increase is a result of the acquisition of the fixed rate securities on June 13, 2008, which consisted of interest income of $2.0 million and accretion of the discount of the purchase price of $1.2 million. Our floating rate CMBS contributed $1.4 million or 31% of interest income from marketable real estate securities for the year ended December 31, 2008. We recognized an impairment of the full amount of the floating rate CMBS at the end of 2008. We do not expect to receive interest income on the floating rate CMBS for any significant portion of 2009 and no longer expect to recover any of the principal balance. Although, we do expect to continue to receive interest income from our fixed rate securities, the ultimate realization of interest income, our book value, or the face amount of the fixed rate securities is dependent on the performance of the underlying loans. For the year ended December 31, 2008, our fixed rate securities contributed $3.2 million or 69% of interest income from marketable real estate securities.

Property operating, maintenance and management costs increased from $13.7 million for the year ended December 31, 2007 to $37.7 million for the year ended December 31, 2008, primarily as a result of the growth in our real estate portfolio during 2008 and owning the properties acquired in 2007 for an entire year. Property operating, maintenance and management costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2008 for an entire year and inflation.

Real estate and other property-related taxes increased from $9.5 million for the year ended December 31, 2007 to $26.0 million for the year ended December 31, 2008, primarily as a result of the growth in our real estate portfolio during 2008 and owning the properties acquired in 2007 for an entire year. Real estate and other property-related taxes are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2008 for an entire year.

Asset management fees incurred with respect to real estate investments increased from $5.1 million for the year ended December 31, 2007 to $17.5 million for the year ended December 31, 2008. This increase is due to the growth in the portfolio during 2008, owning the assets acquired in 2007 for an entire year and the recognition of incurred but unpaid performance fees totaling $2.8 million related to our joint venture investment in the National Industrial Portfolio. Asset management fees are expected to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2008 for an entire year.

General and administrative expenses increased from $4.1 million for the year ended December 31, 2007 to $5.6 million for the year ended December 31, 2008 due primarily to increased costs related to the general growth of our company and the number of investments. These general and administrative costs consisted primarily of legal, audit, state and local income taxes and other professional fees.

Interest expense (including amortization of deferred financing costs) increased from $33.4 million for the year ended December 31, 2007 to $68.3 million for the year ended December 31, 2008, primarily as a result of our use of debt in acquiring real property investments during 2007 and 2008. Our interest expense in future periods is expected to increase as a result of having the current debt in place for an entire year; however, interest expense will vary based on our level of future borrowings and our ability to refinance existing indebtedness at similar rates.

Depreciation and amortization increased from $42.9 million for the year ended December 31, 2007 to $97.0 million for the year ended December 31, 2008. This increase was primarily caused by the growth in the real property investment portfolio during 2008 and owning the properties acquired in 2007 for an entire year. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2008 for an entire year.

During the year ended December 31, 2008, we recognized other-than-temporary impairments of marketable real estate securities totaling approximately $50.1 million related to our floating rate CMBS and fixed rate securities. We recognized an other-than-temporary impairment of $18.2 million on our floating rate CMBS investment, including $0.4 million of accretion of other-than-temporary impairments, due to a prolonged decrease of the market value of the securities below our cost basis, a downgrade in the credit rating of these securities in July 2008 and defaults in the collateral pool. We do not currently expect to recover any of our principal on this investment. We recognized an other-than-temporary impairment of $31.9 million on our fixed rate securities due to the size of the market value decline and the length of time the fair value both has been and is expected to be below our cost. The market value of these securities was adversely affected by market perceptions that defaults on the underlying mortgage loans will increase.

As described above, during the year ended December 31, 2008, we recorded an impairment charge for the full amount of our $50 million subordinated debt investment in Petra. We no longer believe that we will be able to collect all amounts estimated to be collected at the time we acquired this debt. In addition, we recorded a provision for portfolio-based loan losses of $54.0 million related to our investment in the remaining real estate loans receivable.

A net loss of $7.2 million was recognized for the year ended December 31, 2007 as compared to a net loss of $120.6 million for the year ended December 31, 2008. The increase in our net loss was due primarily to other-than-temporary impairment charges of marketable real estate securities of $50.1 million and a provision for loan losses of $104.0 million, both as discussed above, offset in part by an increase in net revenues over expenses, as a result of significant acquisitions of real estate and real estate loans receivable during 2007 and 2008.

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

Parking revenues and other operating income increased from $0.3 million for the year ended December 31, 2006 to $1.8 million for the year ended December 31, 2007. This related primarily to an increase in the Plaza in Clayton parking revenues from $0.3 million for the year ended December 31, 2006 to $1.1 million for the year ended December 31, 2007 as a result of owning the Plaza in Clayton for the entire year of 2007. The property was acquired on September 27, 2006.

Interest income increased from $0.3 million for the year ended December 31, 2006 to $4.0 million for the year ended December 31, 2007 due to interest income earned on cash from offering proceeds being held throughout the period prior to its investment in real estate or real estate-related investments and an increase in gross offering proceeds raised from $112.4 million for the year ended December 31, 2006 to $744.6 million for the year ended December 31, 2007.

Property operating costs and real estate and other property-related taxes increased from $1.1 million and $0.8 million, respectively, for the year ended December 31, 2006 to $13.7 million and $9.5 million, respectively, for the year ended December 31, 2007 primarily as a result of the growth in the real property investment portfolio during 2007 and owning the properties acquired in 2006 for a full year.

Asset management fees incurred and payable to our advisor with respect to real estate investments increased from $0.4 million for the year ended December 31, 2006 to $5.1 million for the year ended December 31, 2007 as a result of the growth in the portfolio during 2007. The payment of asset management fees earned by our advisor from July 2006 through September 2007 was deferred without interest. On October 31, 2007, we paid our advisor $1.0 million of the $3.2 million of asset management fees that been deferred for the months of July 2006 through September 2007. In addition, as of December 31, 2007, we paid our advisor asset management fees earned pursuant to the advisory agreement for services related to the months of October, November and December 2007. As of December 31, 2007, there were $2.2 million of accrued but unpaid asset management fees for the months of July 2006 through September 2007.

General and administrative expenses increased from $1.2 million for the year ended December 31, 2006 to $4.1 million for the year ended December 31, 2007. These general and administrative costs consisted primarily of legal, audit and other professional fees.

Interest expense (including amortization of deferred financing costs) increased from $2.8 million for the year ended December 31, 2006 to $33.4 million for the year ended December 31, 2007 related to our use of debt to finance investments.

Depreciation and amortization increased from $2.5 million for the year ended December 31, 2006 to $42.9 million for the year ended December 31, 2007, primarily as a result of the growth in the real property investment portfolio during 2007 and owning the properties acquired in 2006 for a full year.

Net loss increased from $2.6 million for the year ended December 31, 2006 to $7.2 million for the year ended December 31, 2007 due primarily to expense increases discussed above exceeding rental income from our real estate properties and interest income from our real estate loans receivable for the year.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) were paid in part by our advisor, the dealer manager and their affiliates on our behalf and our advisor, dealer manager or their affiliates may continue to pay these costs of the dividend reinvestment plan offering on our behalf. Other offering costs include all expenses incurred by us in connection with our public offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder and expenses of our advisor for administrative services related to the issuance of shares; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to our advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging, and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees, and organization and other offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred organization and offering costs (excluding selling commissions and dealer manager fees) on our behalf of approximately $11.0 million through December 31, 2008; all such amounts have been reimbursed as of December 31, 2008. Such costs are only a liability to us to the extent selling commissions, dealer manager fees and organization and other offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our initial public offering through December 31, 2008, including shares sold through our dividend reinvestment plan, we had issued 178,633,436 shares for gross offering proceeds of $1.8 billion and recorded organization and other offering costs of $16.5 million and selling commissions and dealer manager fees of $156.3 million for a total of $172.8 million, or 10% of our gross offering proceeds.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands, except share amounts):

	For the Years Ended December 31,
	2008	2007	2006
Net loss	$(120,627)	$(7,198)	$(2,571)
Add:
Depreciation of real estate assets	33,605	14,035	1,441
Amortization of lease-related costs	63,416	28,881	1,097
Deduct:
Adjustments for minority interest - consolidated entity (1)	(6,711)	(3,231)	-

FFO	$(30,317)	$32,487	$(33)

(1) Relates to our consolidated joint venture. The minority interest holder’s share of our consolidated venture’s real estate depreciation was $1,956 and $721, respectively, in 2008 and 2007. Their share of amortization of lease-related costs was $4,755 and $2,510, respectively, in 2008 and 2007.

Set forth below is additional information related to certain noncash items included in our net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Loss:

•

Revenues in excess of actual cash received of $4.9 million (net of adjustment for minority interest of $0.3 million) for the year ended December 31, 2008; $2.2 million (net of adjustment for minority interest of $77,122) for the year ended December 31, 2007; and $0.1 million for the year ended December 31, 2006, as a result of straight-line rent;

•

Revenues in excess of actual cash received of approximately $5.7 million (net of adjustment for minority interest of $1.0 million) for the year ended December 31, 2008; $3.5 million (net of adjustment for minority interest of $0.5 million) for the year ended December 31, 2007; and $0.2 million for the year ended December 31, 2006, as a result of amortization of above-market/below-market in-place leases;

•

Amortization of deferred financing costs related to notes payable of approximately $6.9 million (net of adjustment for minority interest of $1.0 million) for the year ended December 31, 2008; $2.5 million (net of adjustment for minority interest of $0.4 million) for the year ended December 31, 2007; and $0.2 million for the year ended December 31, 2006 were recognized as interest expense;

•

Accretion of discounts on real estate loans receivable and marketable real estate securities, net of closing costs, a component of interest income, of $18.1 million and ($0.2) million were recognized for the years ended December 31, 2008 and 2007, respectively;

•	Other-than-temporary impairments of marketable real estate securities totaling $50.1 million were recognized for the year ended December 31, 2008;

•	Accretion of other-than-temporary impairment of marketable real estate securities of $0.4 million was recognized for the year ended December 31, 2008;

•

Loss on an interest rate cap of $0.2 million (net of adjustment for minority interest portion of interest rate cap loss of $60,534) was recognized for the year ended December 31, 2008, and loss on an interest rate cap of $1.2 million (net of adjustment for minority interest portion of interest rate cap loss of $0.3 million) was recognized for the year ended December 31, 2007; and

•

Provision for loan losses totaling $104.0 million was recognized related to our real estate-related investments for the year ended December 31, 2008 consisting of the impairment of our $50.0 million investment in Petra subordinated debt and a provision for portfolio-based loan losses of $54.0 million related to the remaining real estate loans receivable.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Tenant improvements, capital expenditures, and leasing commissions totaled $13.4 million for the year ended December 31, 2008. There were sufficient net offering proceeds in 2008 after acquisitions or originations of real estate and real estate-related investments to fund these 2008 capitablizable expenditures.

Distributions

For the year ended December 31, 2008, we declared aggregate distributions of $104.3 million, which were funded from our cash flow from operations. Our FFO for the year ended December 31, 2008 was ($30.3) million; however, our FFO includes the noncash charges listed above, including $50.1 million in other-than-temporary impairment charges related to marketable real estate securities and $104.0 million of a provision for loan losses related to certain real estate loans receivable. See the reconciliation of FFO to net income above. These noncash charges decrease our net income and FFO, but do not affect the cash from our operations available for the payment of distributions.

Over the long-term, we expect that our FFO will cover a greater percentage of our distributions (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under investments we make in mortgage, mezzanine and other loans). However, operating performance cannot be accurately predicted due to numerous factors, including the financial performance of our investments in the current real estate and financial environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies. As a result, future distributions declared and paid may continue to exceed FFO.

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

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. We include the amortization of tenant origination and absorption costs as depreciation and amortization expense in the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. Upon termination of a lease, the unamortized portion of tenant origination and absorption costs associated with the vacating tenant’s lease would be fully amortized in that period.

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

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable and intangible liabilities may not be incurred. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses on our real estate and related intangible assets and liabilities during the years ended December 31, 2008, 2007 and 2006.

Projections of future cash flows require us to estimate the expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of future cash flows and fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.

Real Estate Loans Receivable

Our real estate loans receivable are recorded at amortized cost net of loan loss reserves recorded under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the “Provision for loan losses” on our consolidated statements of operations and is decreased by charge-offs when losses are confirmed. The reserve for loan losses includes a general component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired and measured pursuant to SFAS 114. In accordance with SFAS No. 114, we consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower’s sponsors, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

We may purchase real estate loans at a discount to face value where at the acquisition date we expect to collect less than the contractual amounts due under the terms of the loan based, at least in part, on our assessment of the credit quality of the borrower. We will consider such real estate loans to be impaired when it becomes probable, based on current information, that we will be unable to collect all amounts we estimated would be collected at the time of acquisition. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.

During the year ended December 31, 2008, we recorded an asset-specific impairment for the full amount of the $50.0 million subordinated debt investment in Petra Fund REIT Corp. (“Petra”) and a provision for loan losses in the amount of $54.0 million related to the portfolio-based loan loss reserve. In the future, especially given the current market instability, it may become probable that we will experience additional losses from our investments in loans receivable requiring us to record additional loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

We will record real estate loans held for sale at the lower of amortized cost or fair value. We will determine the fair value of loans held for sale by using current secondary market information for loans with similar terms and credit quality. If fair value is lower than the amortized cost basis of the loan, we will record a valuation allowance and a provision for loan losses to write the loan down to fair value.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Marketable Real Estate Securities

In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our investments in marketable real estate securities as available-for-sale since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

We monitor our available-for-sale securities for impairment. An impairment loss is recognized when we determine that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the amount of the unrealized loss, the length of time the security has had a decline in estimated fair value below its amortized cost, the length of time we expect it will take for the value of the marketable real estate security to recover, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the interest method.

We account for our CMBS that are rated below “AA” in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1 (“FSP 99-20-1”), Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP 99-20-1 amends EITF 99-20 beginning December 31, 2008. Under FSP 99-20-1, we are no longer required to use market participant assumptions about future cash flow estimates; rather it permits us to use our own judgment in estimating cash flow. Under EITF 99-20 and FSP 99-20-1, we review, on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on our quarterly estimate of cash flows used to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. We calculate a revised yield based on the new cost basis of the investment and estimated future cash flows expected to be realized (including any other-than-temporary impairments recognized to date), which is applied prospectively to recognize interest income. If there have been no adverse changes to our assumptions and the change in value is solely due to interest rate changes and market illiquidity, we do not recognize an impairment of our CMBS investments in our consolidated statements of operations. For the year ended December 31, 2008, we have recognized other-than-temporary impairments on our marketable real estate securities of $50.1 million. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and amounts expected to be received in later years as deferred rent. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period in which the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in lower earnings.

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

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

If we purchase a real estate loan receivable at a discount to face value where we expect to collect less than the contractual amounts due under the loan and when that expectation is due, at least in part, to the credit quality of the borrower, we will recognize interest income in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments.

We will recognize interest income on real estate securities on an accrual basis according to the contractual terms of the securities. Discounts or premiums will be amortized to interest income over the life of the investment using the interest method.

Other income, including interest earned on our cash, is recognized as it is earned.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Derivative Instruments

In the normal course of business, we use certain types of derivative instruments for the purpose of managing or hedging interest rate risks. We have entered into various interest rate cap, floor and swap agreements to hedge our exposure to changing interest rates on variable rate instruments, including certain of our real estate loans receivable and notes payable. We account for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are recorded as adjustments to interest income or expense, respectively, based on the fair value and intrinsic value of the related derivative instrument.

Subsequent Events

Distribution Declaration

On November 7, 2008, our board of directors declared a daily distribution for the period from January 1, 2009 through January 31, 2009, which we paid in February 2009. On January 27, 2009, our board of directors declared a daily distribution for the period from February 1, 2009 through February 28, 2009, which we paid in March 2009, and a daily distribution for the period from March 1, 2009 through March 31, 2009, which we expect to pay in April 2009. On March 25, 2009, our board of directors declared a daily distribution for the period from April 1, 2009 through April 30, 2009, which distribution we expect to pay in May 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions we declare from January 1, 2006 through the period ending April 30, 2009 exceeds the amount of our funds from operations (as defined by the amended advisory agreement) from January 1, 2006 through April 30, 2009.

Investments and Financings Subsequent to December 31, 2008

Small Portfolio Mortgage Loan Facility

On February 5, 2009, certain of our wholly owned subsidiaries (the “Borrowers”) entered into a three-year mortgage loan agreement with an unaffiliated lender related to the following properties that secure the loan: North Creek Parkway Center, City Gate Plaza, the University Park Building and Meridian Tower. The principal amount of the facility is $54.0 million (the “Small Portfolio Mortgage Loan Facility”). As of February 5, 2009, $45.7 million had been disbursed to us and $8.3 million is available for future disbursement, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is March 1, 2012, with a one-year extension option subject to certain conditions. The Small Portfolio Mortgage Loan Facility bears interest at a floating rate of 275 basis points over 30-day LIBOR (or, at the Borrower’s election, over three-month LIBOR or six-month LIBOR). We have entered into an interest rate swap in order to hedge the floating interest rate applicable to certain amounts borrowed under the Small Portfolio Mortgage Loan Facility which effectively fixes our interest rate at approximately 5% with respect to $45,700,000 of the amount borrowed under the Small Portfolio Mortgage Loan Facility through but excluding March 1, 2012. From March 1, 2012 through but excluding March 1, 2013, the swap effectively fixes our interest rate at approximately 5% with respect to $34,275,000 of the amount borrowed under the Small Portfolio Mortgage Loan Facility. The Borrowers under the Small Portfolio Mortgage Loan Facility are co-borrowers under a single mortgage loan agreement pursuant to which all of the Borrowers’ assets make up a collateral pool. All of the deeds of trust and mortgage on the properties securing the Small Portfolio Mortgage Loan Facility are cross-defaulted and this in effect creates cross-collateralization of all the properties.

Share Redemption Program

On March 25, 2009, our board of directors approved an amended and restated share redemption program. Pursuant to the amended and restated share redemption program, the limitations on our ability to redeem shares are as follow:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year less amounts we deem necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and funding obligations under our real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with a stockholder’s death or qualifying disability (as defined in the plan), we will honor such redemption to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Based on our budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death or qualifying disability, we do not currently expect to have funds available for redemption for the remainder of 2009. We may amend, suspend or terminate the program upon 30 days’ notice to stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to our stockholders. The amended and restated share redemption program will become effective on April 26, 2009. The share redemption program plan document is filed as an exhibit to this Annual Report, which is available at the SEC’s website at http://www.sec.gov.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. We borrow funds and make investments at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may also enter into derivative financial instruments such as interest rate swaps, caps and floors in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

The table below summarizes the book values and the average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2008 based on the final maturity dates. Certain of our notes payable require periodic principal payments prior to the final maturity date. The fair value estimates for our real estate loans receivable are based on our estimate of current rates prevailing for comparable loans. The fair value for our notes payable is estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity.

	Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total Book Value	Fair Value
	(in thousands, except for percentage amounts)
Assets
Loans receivable
Mortgage loans - fixed rate	$-	$-	$-	$-	$-	$41,085	$41,085	$42,971
Average effective interest rate (1)	-	-	-	-	-	10.8%	10.8%
Mortgage loans - variable rate	$23,265	$37,093	$-	$-	$-	$-	$60,358	$67,846
Average effective interest rate (1)	6.8%	8.2%	-	-	-	-	7.7%
Mezzanine loans - fixed rate	$31,967	$55,105	$-	$-	$-	$80,218	$167,290	$139,213
Average effective interest rate (1)	25.2%	12.3%	-	-	-	10.9%	14.1%
Mezzanine loans - variable rate	$200,320	$492,404	$-	$-	$-	$-	$692,724	$611,377
Average effective interest rate (1)	7.9%	6.0%	-	-	-	-	6.5%
Unsecured loans - fixed rate	$50,000	$-	$-	$-	$-	$-	$50,000	$-
Average effective interest rate (1)(2)	11.8%	-	-	-	-	-	11.8%

Marketable securities
Fixed rate	$-	$-	$-	$-	$-	$13,420	$13,420	$13,420
Average interest rate (3)(4)	-	-	-	-	-	13.2%	13.2%
Variable rate	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate (3)(5)	-	-	2.8%	-	-	-	-

Derivative instruments
Interest rate caps, notional amount	$446,000	$405,000	$-	$-	$-	$-	$851,000	$8
Average interest rate	4.2%	5.8%	-	-	-	-	4.9%
Interest rate floors, notional amount	$159,850	$-	$-	$-	$-	$-	$159,850	$3,679
Average interest rate	4.5%	-	-	-	-	-	4.5%

Liabilities

Notes payable
Fixed rate	$-	$-	$142,217	$62,991	$103,142	$226,201	$534,551	$498,429
Average interest rate (6)	-	-	5.4%	5.5%	5.9%	5.8%	5.7%
Variable rate	$463,378	$41,000	$293,296	$158,717	$8,864	$-	$965,255	$926,008
Average interest rate (6)	2.5%	4.7%	2.7%	5.2%	2.2%	-	3.0%

Derivative instruments
Interest rate swaps	$-	$41,000	$-	$119,037	$-	$-	$160,037	$(8,354)
Average pay rate (7)	-	2.3%	-	3.8%	-	-	3.4%
Average receive rate (8)	-	0.4%	-	0.4%	-	-	0.4%

(1) The average effective interest rate is calculated based on actual interest income recognized in 2008, including interest income recognized through accretion of discounts, calculated using the interest method divided by the average cost basis of the investment less the unamortized discount. The annual effective interest rate and maturity dates presented are as of December 31, 2008.

(2) We recorded an impairment charge for the full $50.0 million cost basis of this investment as of December 31, 2008.

(3) Average interest rate is the weighted-average interest rate. The average interest rate and maturity dates presented are as of December 31, 2008.

(4) We recognized other-than-temporary impairment charges of $31.9 million as of December 31, 2008.

(5) We recognized other-than-temporary impairment charges for the full amount of the $17.8 million acquisition cost of this investment as of December 31, 2008.

(6) Average interest rate is the weighted-average interest rate. The average interest rate and maturity dates presented are as of December 31, 2008, including interest income recognized through accretion of discounts over the life of their respective loans using the interest method.

(7) Average pay rate is the interest rate swap fixed rate.

(8) Average receive rate is the 30-day LIBOR rate at December 31, 2008.

Our primary market risk exposure is interest rate risk. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As we expect to hold our fixed rate debt instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our fixed rate debt instruments.

At December 31, 2008, we were exposed to market risks related to fluctuations in interest rates on $965.3 million of variable rate debt outstanding. If the weighted-average interest rate on our variable rate debt outstanding at December 31, 2008 were 100 basis points higher or lower during the 12 months ended December 31, 2009, our interest expense would be increased or decreased by approximately $9.7 million annually.

At December 31, 2008, we were also exposed to the effects of changes in interest rates as a result of our acquisition of variable rate real estate loans receivable. If interest rates at December 31, 2008 were 100 basis points higher, the interest income on our real estate loans receivable as of December 31, 2008 would be $6.2 million higher. If interest rates at December 31, 2008 were 100 basis points lower, the interest income on our real estate loans receivable would be $5.7 million lower.

The majority of our loans receivable are secured, either directly or indirectly, by commercial property and net operating income from such properties are subject to volatility and may be affected adversely by a number of factors, including but not limited to, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, and declines in regional or local rental or occupancy rates. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Outlook.”

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics and Whistleblower Policy that apply to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics and Whistleblower Policy can be found at http://www.kbs-cmg.com/KBS_REIT.htm.

The other information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedules are included herein at page F-57 through F-59 of this report:

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

4.3	Amended and Restated Share Redemption Program

10.1	Operating Agreement of New Leaf-KBS JV, LLC (related to the acquisition of the National Industrial Portfolio) between New Leaf Industrial Partners Fund, L.P. and KBS REIT Acquisition XXIII LLC, dated August 8, 2007, incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.2	First Amendment to Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated March 6, 2008, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.3	Amended and Restated Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.4	Amended and Restated Promissory Note (related to the acquisition of the National Industrial Portfolio) between National Industrial Portfolio Borrower, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.5	First Amendment to Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC, National Industrial Mezz B, LLC and Citigroup Global Markets Realty Corp., dated March 6, 2008, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

Ex.	Description

10.6	Amended and Restated Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC, National Industrial Mezz B, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.7	Replacement Mezzanine A Promissory Note (Note A) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.8	Replacement Mezzanine A Promissory Note (Note B) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.9	Replacement Mezzanine A Promissory Note (Note C) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.10	Replacement Mezzanine A Promissory Note (Note D) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.11	Replacement Mezzanine A Promissory Note (Note E) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated March 28, 2008, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.12	Second Amended and Restated Mezzanine A Loan Agreement (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.13	Amended and Restated Replacement Mezzanine A Promissory Note (Note A) (related to the acquisition of the National Industrial Portfolio) between National Industrial Mezz A, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

Ex.	Description

10.14	Mezzanine B Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz B, LLC and Normandy NIP Holdings, LLC, dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.15	Mezzanine B Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz B, LLC and Normandy NIP Holdings, LLC, dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.16	Mezzanine C Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz C, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.17	Mezzanine C Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz C, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.18	Mezzanine D Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz D, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.19	Mezzanine D Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz D, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.20	Mezzanine E Loan Agreement (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz E, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.21	Mezzanine E Promissory Note (related to the acquisition of the National Industrial Portfolio) between NIPB Mezz E, LLC and Citigroup Global Markets Realty Corp., dated as of May 8, 2008, effective as of April 15, 2008, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.22	Advisory Agreement between the Company and KBS Capital Advisors, dated as of November 8, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

Ex.	Description

10.23	Amended and Restated Senior Mezzanine Loan Agreement (related to the acquisition of the GKK Mezzanine Loan), among Goldman Sachs Mortgage Company and Citicorp North America, Inc., as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, dated as of August 22, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.24	Amended and Restated Mezzanine Promissory Note A-1 (related to the acquisition of the GKK Mezzanine Loan), between American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as makers, and Goldman Sachs Mortgage Company, as holder, dated as of August 22, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.25	Amended and Restated Mezzanine Promissory Note A-2 (related to the acquisition of the GKK Mezzanine Loan), between American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as makers, and Citicorp North America, Inc., as holder, dated as of August 22, 2008, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.26	Participation Agreement (related to the acquisition of the GKK Mezzanine Loan) by and between KBS Debt Holdings, LLC, KBS GKK Participation Holdings, LLC, KBS GKK Participation Holdings II, LLC and Archon Group, L.P., dated as of August 22, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.27	Assignment and Assumption Agreement (related to the acquisition of the GKK Mezzanine Loan) among Goldman Sachs Mortgage Company and Citicorp North America, Inc., as assignor and KBS Debt Holdings, as assignee, dated as of August 22, 2008, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.28	Intercreditor agreement (related to the acquisition of the GKK Mezzanine Loan) by and among, Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SLG Stars Mortgage Loan LLC, collectively, as senior lender, Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as senior mezzanine lender and Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SLG Stars Mezz Loan LLC, collectively, as junior mezzanine lender, dated as of August 22, 2008, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.29	Master Repurchase Agreement (related to the acquisition of the GKK Mezzanine Loan) between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of August 22, 2008, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

Ex.	Description

10.30	Parent Guaranty and Indemnity (related to the acquisition of the GKK Mezzanine Loan) between KBS Real Estate Investment Trust, Inc. and Citigroup Financial Products Inc., dated as of August 22, 2008, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.31	Master Repurchase Agreement (related to the acquisition of the GKK Mezzanine Loan) between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of August 22, 2008, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.32	Parent Guaranty and Indemnity (related to the acquisition of the GKK Mezzanine Loan) between KBS Real Estate Investment Trust, Inc. and Goldman Sachs Mortgage Company, dated as of August 22, 2008, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008

10.33	Amendment no. 1 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of January 7, 2009

10.34	Amendment no. 2 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of January 27, 2009

10.35	Amendment no. 3 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of March 25, 2009

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2008, 2007 and 2006. Our audits also included the financial statement schedules in Item 15(a), Schedule II-Valuation and Qualifying Accounts and Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 25, 2009

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Real estate:
Land	$273,506	$186,773
Buildings and improvements	1,562,015	1,159,881
Tenant origination and absorption costs	172,055	148,354

Total real estate, at cost	2,007,576	1,495,008
Less accumulated depreciation and amortization	(120,685)	(45,444)

Total real estate, net	1,886,891	1,449,564
Real estate loans receivable, net	907,457	215,613
Marketable real estate securities	13,420	15,600

Total real estate and real estate-related investments, net	2,807,768	1,680,777
Cash and cash equivalents	45,639	67,337
Restricted cash	5,471	7,574
Rents and other receivables, net	17,223	10,631
Above-market leases, net	19,491	21,345
Deferred financing costs, prepaid expenses and other assets	32,958	28,830

Total assets	$2,928,550	$1,816,494

Liabilities and stockholders’ equity
Notes payable	$1,499,806	$1,008,564
Accounts payable and accrued liabilities	24,731	16,569
Due to affiliates	4,444	4,540
Distributions payable	10,545	4,953
Below-market leases, net	43,573	35,624
Other liabilities	22,352	6,929

Total liabilities	1,605,451	1,077,179

Commitments and contingencies (Note 21)
Minority interest	12,051	18,230
Redeemable common stock	55,907	14,645
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 177,002,778 and 86,051,975 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	1,770	860
Additional paid-in capital	1,528,718	751,582
Cumulative distributions and net losses	(268,808)	(43,917)
Accumulated other comprehensive loss	(6,539)	(2,085)

Total stockholders’ equity	1,255,141	706,440

Total liabilities and stockholders’ equity	$2,928,550	$1,816,494

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Rental income	$159,587	$65,833	$4,337
Tenant reimbursements	37,555	13,299	524
Interest income from real estate loans receivable	73,933	14,374	777
Interest income from marketable real estate securities	4,623	1,046	-
Parking revenues and other operating income	2,608	1,755	280
Interest income	4,335	3,995	330

Total revenues	282,641	100,302	6,248

Expenses:
Operating, maintenance, and management	37,658	13,725	1,097
Real estate taxes, property-related taxes, and insurance	26,033	9,519	787
Asset management fees to affiliate	17,508	5,095	369
General and administrative expenses	5,568	4,126	1,202
Interest expense	68,303	33,368	2,826
Depreciation and amortization	97,021	42,916	2,538
Provision for loan losses	104,000	-	-
Other-than-temporary impairment of marketable real estate securities	50,079	-	-
Loss on derivative instruments	303	1,524	-

Total expenses	406,473	110,273	8,819

Loss before minority interest	(123,832)	(9,971)	(2,571)
Minority interest in loss of consolidated entity	3,205	2,773	-

Net loss	$(120,627)	$(7,198)	$(2,571)

Net loss per common share, basic and diluted	$(0.81)	$(0.15)	$(1.37)

Weighted-average number of common shares outstanding, basic and diluted	148,539,558	46,973,602	1,876,583

Distributions declared per common share	$0.70	$0.70	$0.32

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2005	20,000	$1	$199	$-	$-	$200
Comprehensive loss:
Net loss	-	-	-	(2,571)	-	(2,571)

Total comprehensive loss						(2,571)
Issuance of common stock	11,289,222	112	112,318	-	-	112,430
Redeemable common stock	-	-	(369)	-	-	(369)
Distributions declared	-	-	-	(1,286)	-	(1,286)
Commissions on stock sales and related dealer manager fees	-	-	(10,241)	-	-	(10,241)
Other offering costs	-	-	(4,507)	-	-	(4,507)

Balance, December 31, 2006	11,309,222	113	97,400	(3,857)	-	93,656
Comprehensive loss:
Net loss	-	-	-	(7,198)	-	(7,198)
Unrealized loss on marketable real estate securities	-	-	-	-	(2,085)	(2,085)

Total comprehensive loss						(9,283)
Issuance of common stock	74,838,013	748	743,884	-	-	744,632
Redemptions of common stock	(95,260)	(1)	(951)	-	-	(952)
Additions to redeemable common stock	-	-	(14,276)	-	-	(14,276)
Distributions declared	-	-	-	(32,862)	-	(32,862)
Commissions on stock sales and related dealer manager fees	-	-	(66,961)	-	-	(66,961)
Other offering costs	-	-	(7,514)	-	-	(7,514)

Balance, December 31, 2007	86,051,975	860	751,582	(43,917)	(2,085)	706,440
Comprehensive loss:
Net loss	-	-	-	(120,627)	-	(120,627)
Reclassification of unrealized losses on marketable real estate securities	-	-	-	-	2,085	2,085
Unrealized loss on derivative instruments, net of minority interest	-	-	-	-	(6,539)	(6,539)

Total comprehensive loss						(125,081)
Issuance of common stock	92,486,201	925	916,398	-	-	917,323
Redemptions of common stock	(1,535,398)	(15)	(14,413)	-	-	(14,428)
Additions to redeemable common stock	-	-	(41,263)	-	-	(41,263)
Distributions declared	-	-	-	(104,264)	-	(104,264)
Commissions on stock sales and related dealer manager fees	-	-	(79,079)	-	-	(79,079)
Other offering costs	-	-	(4,507)	-	-	(4,507)

Balance, December 31, 2008	177,002,778	$1,770	$1,528,718	$(268,808)	$(6,539)	$1,255,141

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(120,627)	$(7,198)	$(2,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred rent	(5,191)	(2,336)	(101)
Allowance for doubtful accounts	531	220	14
Depreciation and amortization of real estate	97,021	42,916	2,538
Interest accretion on real estate loans receivable, net of closing costs	(16,903)	167	-
Interest accretion on marketable real estate securities, net of closing costs	(1,614)	-	-
Amortization of investment in master lease	858	321	-
Amortization of deferred financing costs	7,863	2,934	178
Amortization of above- and below-market leases, net	(6,704)	(3,998)	(192)
Amortization of cost of derivative instruments	2,919	-	-
Unrealized loss on derivative instruments	303	1,524	-
Provision for loan losses	104,000	-	-
Other-than-temporary impairment of marketable real estate securities	50,079	-	-
Minority interest in net loss of consolidated entity	(3,205)	(2,773)	-
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	753	(5,591)	-
Rents and other receivables	(4,608)	(4,059)	(664)
Prepaid expenses and other assets	(5,129)	(2,283)	(1,703)
Accounts payable and accrued liabilities	7,134	14,730	1,839
Due to affiliates	629	1,846	367
Other liabilities	7,069	7,562	621

Net cash provided by operating activities	115,178	43,982	326

Cash Flows from Investing Activities:
Acquisitions of real estate	(504,100)	(1,259,088)	(214,471)
Additions to real estate	(13,410)	(3,593)	(149)
Investment in master lease	-	(13,196)	-
Investments in real estate loans receivable	(794,815)	(218,020)	(12,950)
Principal payments on real estate loans receivable	24,190	21,000	-
Advances on real estate loans receivable	(9,835)	(6,434)	(848)
Purchase of marketable real estate securities	(44,200)	(17,685)	-
Payments of marketable real estate securities closing costs	(28)	-	-
Decrease (increase) in restricted cash for capital expenditures	1,350	(1,983)	-

Net cash used in investing activities	(1,340,848)	(1,498,999)	(228,418)

Cash Flows from Financing Activities:
Proceeds from notes payable	930,049	955,414	192,237
Principal payments on note payable	(438,807)	(126,600)	(12,487)
Proceeds from note payable to affiliate	-	-	8,447
Principal payments on note payable to affiliate	-	-	(8,447)
Purchase of derivative instruments	(2,889)	(1,834)	-
Advances from affiliates	-	700	900
Payments of deferred financing costs	(5,047)	(12,683)	(1,117)
Distributions to minority interest holder	(3,030)	(371)	-
Minority interest contributions	80	21,374	-
Proceeds from issuance of common stock	865,336	740,928	112,430
Redemptions of redeemable common stock	(14,428)	(952)	-
Payments of commissions on stock sales and related dealer manager fees	(79,648)	(66,392)	(10,241)
Payments of other offering costs	(4,663)	(7,493)	(4,371)
Distributions paid to common stockholders	(42,981)	(28,491)	(705)

Net cash provided by financing activities	1,203,972	1,473,600	276,646

Net (decrease) increase in cash and cash equivalents	(21,698)	18,583	48,554
Cash and cash equivalents, beginning of year	67,337	48,754	200

Cash and cash equivalents, end of year	$45,639	$67,337	$48,754

See accompanying notes.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.    ORGANIZATION

KBS Real Estate Investment Trust, Inc. (the “Company”) was formed on June 13, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2006. Substantially all of the Company’s assets are held by, and the Company conducts substantially all of its operations through, KBS Limited Partnership (the “Operating Partnership”) and its subsidiaries. The Company is the sole general partner of and directly owns a 99% partnership interest in the Operating Partnership. The Company’s wholly owned subsidiary, KBS REIT Holdings LLC (“KBS REIT Holdings”), owns the remaining 1% partnership interest in the Operating Partnership and is its sole limited partner.

The Company owns a diverse portfolio of real estate assets. The primary types of properties the Company has invested in include office and industrial properties located throughout the United States. All such real estate assets may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company also invests in mezzanine loans, mortgage loans and mortgage-backed securities and may make investments in other real estate-related assets, including other structured finance investments. As of December 31, 2008, the Company owned 64 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage loans. The 64 real estate properties total approximately 20.8 million rentable square feet, including properties held through a consolidated joint venture. The real estate portfolio includes 22 office properties, one light industrial property, three corporate research properties, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14.25 years with respect to another industrial property. In addition, the Company owns seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and two first mortgage loans. The Company has also originated three secured loans and one mezzanine loan and holds two investments in securities directly or indirectly backed by commercial mortgage loans.

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

On June 23, 2005, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 200,000,000 shares were registered in the Company’s primary offering and 80,000,000 shares were registered under the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on January 13, 2006, and the Company launched the Offering on January 27, 2006, upon retaining KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. From commencement of the Offering through December 31, 2008, the Company had sold 178,613,436 shares of common stock in the Offering for gross offering proceeds of approximately $1.8 billion, including shares issued through the Company’s dividend reinvestment plan. As of December 31, 2008, the Company had redeemed 1,630,658 of the shares sold in the Offering pursuant to its share redemption program for $15.4 million. The Company ceased offering shares of common stock in its primary offering on May 30, 2008. The Company continues to issue shares of common stock under its dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), and American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by Emerging Issues Task Force (“EITF”) Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with these accounting standards, the Company consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior years.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The value of these intangible assets is classified as tenant origination and absorption costs and is amortized over the remaining non-cancelable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization expense in the consolidated statement of operations. Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. Upon termination of a lease, the unamortized portion of tenant origination and absorption costs associated with the vacating tenant’s lease would be fully amortized in that period.

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

Estimates of the fair values of the tangible and intangible assets require the Company to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Company’s purchase price allocation, which would impact the amount of the Company’s net income.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company believes that it will not be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the years ended December 31, 2008, 2007 and 2006.

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost net of loan loss reserves recorded under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the “Provision for loan losses” on the Company’s Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired and measured pursuant to SFAS 114. In accordance with SFAS 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower’s sponsors, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

The Company may purchase real estate loans at a discount to face value where at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower. The Company will consider such real estate loan to be impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts the Company estimated it would be able to collect at the time of acquisition. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

During the year ended December 31, 2008, the Company recorded an asset-specific impairment for the full amount of its $50 million subordinated debt investment in Petra Fund REIT Corp. (“Petra”) and a provision for loan losses in the amount of $54.0 million related to its portfolio-based loan loss reserve. See Note 6, “Real Estate Loans Receivable –Impairment of Petra Subordinated Debt and Reserve for Loan Losses.” There were no impairment losses on real estate loans receivable recorded by the Company during the years ended December 31, 2007 and 2006. In the future, especially given the current market instability, it may become probable that the Company will experience additional losses from its investments in loans receivable requiring the Company to record additional loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

The Company will record real estate loans held for sale at the lower of amortized cost or fair value. The Company will determine the fair value of loans held for sale by using current secondary market information for loans with similar terms and credit quality. If fair value is lower than the amortized cost basis of the loan, the Company will record a valuation allowance and a provision for loan losses to write the loan down to fair value.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Marketable Real Estate Securities

In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in marketable real estate securities as available-for-sale since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

The Company monitors its available-for-sale securities for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the amount of the unrealized loss, the length of time the security has had a decline in estimated fair value below its amortized cost, the length of time the Company expects it will take for the value of the marketable real estate security to recover, the intent and ability of the Company to hold the security for that period of time, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the interest method.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

The Company accounts for its commercial mortgage-backed securities (“CMBS”) that are rated below “AA” in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP 99-20-1”). FSP 99-20-1 amends EITF 99-20 beginning December 31, 2008. Under FSP 99-20-1, the Company is no longer required to use market participant assumptions about future cash flow estimates; rather it permits the Company to use its own judgment in estimating cash flow. Under EITF 99-20 and FSP 99-20-1, the Company reviews, on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on the Company’s quarterly estimate of cash flows used to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. The Company calculates a revised yield based on the new cost basis of the investment and estimated future cash flows expected to be realized (including any other-than-temporary impairments recognized to date), which is applied prospectively to recognize interest income. If there have been no adverse changes to the Company’s assumptions and the change in value is solely due to interest rate changes and market illiquidity, the Company does not recognize an impairment of its CMBS investments in its consolidated statements of operations. For the year ended December 31, 2008, the Company has recognized other-than-temporary impairments on its marketable real estate securities of $50.1 million. See Note 7, “Marketable Real Estate Securities.” It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2008. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits the majority of its funds.

Restricted Cash

Restricted cash consists primarily of the following (in thousands):

	December 31,
	2008	2007
Capital expenditure reserve accounts required by mortgage loans (1)	$633	$1,983
Operational expenditure reserve accounts required by mortgage loans (1)	2,838	3,591
Separate cash accounts related to security deposits as required by certain lease agreements	2,000	2,000

Total restricted cash	$5,471	$7,574

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

December 31, 2008

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

At December 31, 2008, the limitations on the Company’s ability to redeem shares under the share redemption program were as follows:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the share redemption program), the Company may not redeem shares until the stockholder has held his/her shares for one year.

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

As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the current year and prior year dividend reinvestment plan offering are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as redeemable common stock in the accompanying consolidated balance sheets.

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The Company’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time the Company will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of December 31, 2008, there were no unsatisfied redemption requests.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2008, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)
January 2008	101,024	$9.85
February 2008	21,619	$9.55
March 2008	17,146	$9.54
April 2008	115,642	$9.81
May 2008	34,183	$9.48
June 2008	67,445	$9.60
July 2008	69,183	$9.42
August 2008	71,275	$9.53
September 2008	94,787	$9.34
October 2008	198,216	$9.38
November 2008	107,967	$9.48
December 2008	636,911	$9.20

Total	1,535,398

(1) The Company announced commencement of the share redemption program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008) and March 26, 2009 (which amendment will become effective on April 26, 2009). See Note 22, “Subsequent Events — Share Redemption Program.”

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

Notwithstanding the above, once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than three years after the completion of its offering stage; however, the time frame before which the Company may establish an estimated value per share may be sooner if required by any regulatory bodies or if necessary to assist broker-dealers who sold shares in the Offering. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for one year. Until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death or qualifying disability will be the amount paid to acquire the shares from the Company.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Organization, Offering, and Related Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company were paid in part by the Advisor, the Dealer Manager and their affiliates on behalf of the Company, and the Advisor, the Dealer Manager and their affiliates may continue to pay some of these costs of the dividend reinvestment plan offering on behalf of the Company. Other offering costs include all expenses incurred by the Company in connection with the Offering, including but not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) charges of the escrow holder and expenses of the Advisor for administrative services related to the issuance of shares in the Offering; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the Advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by the Company (including the travel, meal, and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the Dealer Manager for travel, meals, lodging and attendance fees incurred by employees of the Dealer Manager to attend retail seminars conducted by broker-dealers.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Offering. Through December 31, 2008, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 178,633,436 shares for gross offering proceeds of approximately $1.8 billion and recorded selling commissions and dealer manager fees of $156.3 million and organization and other offering costs of $16.5 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

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

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in lower earnings.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination or acquisition fees and costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

If the Company purchases a real estate loan receivable at a discount to face value where the Company expects to collect less than the contractual amounts due under the loan and when that expectation is due, at least in part, to the credit quality of the borrower, the Company will recognize interest income in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). Under SOP 03-3, income is recognized at an interest rate equivalent to the estimated yield on the loan, as calculated using the carrying value of the loan and the expected cash flows. Changes in estimated cash flows are recognized through an adjustment to the yield on the loan on a prospective basis. Projecting cash flows for these types of loans requires a significant amount of assumptions and judgment, which may have a significant impact on the amount and timing of revenue recognized on these investments.

The Company recognizes interest income on real estate securities on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

Other income, including interest earned on the Company’s cash, is recognized as it is earned.

General and Administrative Expenses and Asset Management Fees

General and administrative expenses, totaling $5.6 million, $4.1 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, consisted primarily of legal, audit and other professional fees. In addition, asset management fees to affiliate totaled $17.5 million, $5.1 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. State and local income taxes are also included in general and administrative expenses. To the extent included in the definition of total operating expenses (as set forth in Note 15), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 15). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for any quarter during the years ended December 31, 2008 and 2007.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Independent Director Compensation

On November 7, 2008, the Company’s conflicts committee approved changes to the compensation paid to independent directors. The changes are effective as of October 1, 2008. Pursuant to the revised compensation structure, the Company pays each of its independent directors an annual retainer of $40,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. For each of the years ended December 31, 2008, 2007 and 2006, the Company incurred independent director fees of $0.3 million, which are included in general and administrative expenses in the accompanying consolidated statement of operations. At December 31, 2008, $24,999 of independent director fees were payable and included in accounts payable and accrued liabilities. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor as discussed in Note 15.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2008, 2007 and 2006. As of December 31, 2008, returns for the calendar years 2006 through 2007 remain subject to examination by major tax jurisdictions.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Per Share Data

Basic net loss per share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock equals basic net loss per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2008, 2007 and 2006, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2008 and 2007, respectively, and each day during the period from July 18, 2006 through December 31, 2006. The daily distribution rate for the periods was $0.0019178 per share per day. Each day during the period from July 18, 2006 through December 31, 2008 was a record date for distributions.

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company acquires and operates commercial properties and invests in real estate-related assets, including real estate loans and marketable real estate securities. The Company evaluates the performance of each category of investments separately, and as a result, it operates in two business segments. For financial data by segment, see Note 19, “Segment Information.”

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

Derivative Instruments

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risks. The Company has entered into various interest rate cap, floor and swap agreements to hedge its exposure to changing interest rates on variable rate instruments, including certain of the Company’s real estate loans receivable and notes payable. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are recorded as adjustments to interest income or expense, respectively.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 is effective in fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not anticipate that the adoption of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities will have a significant effect on its consolidated financial statements.

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (the “FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As of December 31, 2008, the Company has not elected to apply the fair value option to any specific assets or liabilities and, therefore, adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The implementation of this standard on January 1, 2009 could materially impact the Company’s future financial results to the extent that the Company acquires significant amounts of real estate assets, as related acquisition costs will be expensed as incurred rather than the Company’s current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not anticipate that the adoption of SFAS 160 will have a significant effect on its consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (i) the purchase and corresponding financing are not contractually contingent; (ii) the repurchase financing provides recourse; (iii) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (iv) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require an analysis under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), to determine whether the transaction meets the requirements for sale accounting. If the linked transaction does not meet the requirements for sale accounting, the linked transaction will generally be accounted for as a forward contract. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financings in total liabilities in the consolidated balance sheet. The interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated statements of operations. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of FSP 140-3 will have a significant effect on its consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a significant effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with GAAP. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a significant effect on the Company’s consolidated financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE

Real Estate Acquisitions During the Year Ended December 31, 2008

During the year ended December 31, 2008, the Company acquired the following properties (in thousands):

				Intangibles
Property Name Location of Property	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price	Notes Payable (1)
Rivertech I and II Billerica, Massachusetts	02/20/2008	$3,931	$37,746	$4,384	$2,520	$(2,823)	$45,758	$25,025
Suwanee Pointe Suwanee, Georgia	05/22/2008	2,030	14,469	1,716	-	(142)	18,073	9,790
Millennium I Building Addison, Texas	06/05/2008	3,350	64,956	6,702	4	(2,438)	72,574	28,228
Tysons Dulles Plaza McLean, Virginia	06/06/2008	38,839	111,152	10,065	1,351	(6,669)	154,738	76,375
Great Oaks Center Alpharetta, Georgia	07/18/2008	7,743	25,506	2,765	56	(1,917)	34,153	19,349
University Park Buildings Sacramento, California	07/31/2008	4,520	19,842	2,194	-	(2,412)	24,144	-
Meridian Tower Tulsa, Oklahoma	08/18/2008	2,050	14,071	2,660	90	(1,175)	17,696	-
North Creek Parkway Center Bothell, Washington	08/28/2008	11,200	27,693	3,069	137	(546)	41,553	-
Five Tower Bridge Building West Conshohocken, Pennsylvania	10/14/2008	10,477	58,917	6,783	56	(1,683)	74,550	41,000
City Gate Plaza Sacramento, California	11/25/2008	2,880	16,861	2,038	1	(919)	20,861	-

		$87,020	$391,213	$42,376	$4,215	$(20,724)	$504,100	$199,767

(1) See Note 10, “Notes Payable” for specific terms of the Company’s notes payable.

During the year ended December 31, 2008, the Company recorded $46.6 million and $20.7 million of intangible assets and liabilities, respectively, in connection with these real estate acquisitions, which have weighted-average amortization periods as of the dates of acquisition of 4.7 years for tenant origination and absorption costs, 5.0 years for above-market lease assets, and 6.3 years for below-market lease liabilities.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

4.	REAL ESTATE

As of December 31, 2008, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was composed of approximately 20.8 million rentable square feet and was 93% leased. The properties are located in 23 states and include office and industrial properties. The following table provides summary information regarding the properties owned by the Company as of December 31, 2008 (in thousands):

Asset Name	Acquisition Date	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net

Properties Held Through Wholly Owned Subsidiaries

Office
Sabal Pavilion Building	07/07/2006	Tampa	FL	$26,025	$(3,840)	$22,185
Plaza in Clayton	09/27/2006	Saint Louis	MO	95,035	(9,412)	85,623
Crescent Green Buildings	01/31/2007	Cary	NC	47,768	(3,748)	44,020
625 Second Street Building	01/31/2007	San Francisco	CA	51,887	(4,529)	47,358
Sabal VI Building	03/05/2007	Tampa	FL	17,325	(1,094)	16,231
The Offices at Kensington	03/29/2007	Sugar Land	TX	29,161	(1,999)	27,162
Royal Ridge Building	06/21/2007	Alpharetta	GA	36,872	(2,533)	34,339
9815 Goethe Road Building	06/26/2007	Sacramento	CA	17,278	(1,162)	16,116
Plano Corporate Center I & II	08/28/2007	Plano	TX	51,809	(3,173)	48,636
2200 West Loop South Building	09/05/2007	Houston	TX	39,855	(2,114)	37,741
ADP Plaza	11/07/2007	Portland	OR	34,155	(2,352)	31,803
Woodfield Preserve Office Center	11/13/2007	Schaumburg	IL	128,586	(9,868)	118,718
Patrick Henry Corporate Center	11/29/2007	Newport News	VA	18,977	(1,254)	17,723
South Towne Corporate Center I and II	11/30/2007	Sandy	UT	49,811	(1,860)	47,951
Millennium I Building	06/05/2008	Addison	TX	75,861	(2,854)	73,007
Tysons Dulles Plaza	06/06/2008	McLean	VA	160,642	(4,104)	156,538
Great Oaks Center	07/18/2008	Alpharetta	GA	36,013	(680)	35,333
University Park Buildings	07/31/2008	Sacramento	CA	26,575	(633)	25,942
Meridian Tower	08/18/2008	Tulsa	OK	18,678	(667)	18,011
North Creek Parkway Center	08/28/2008	Bothell	WA	41,887	(1,371)	40,516
Five Tower Bridge Building	10/14/2008	West Conshohocken	PA	76,189	(1,075)	75,114
City Gate Plaza	11/25/2008	Sacramento	CA	21,775	(203)	21,572

				1,102,164	(60,525)	1,041,639

Industrial
Southpark Commerce Center II Buildings	11/21/2006	Austin	TX	29,342	(2,755)	26,587
825 University Avenue Building	12/05/2006	Norwood	MA	31,268	(2,683)	28,585
Midland Industrial Buildings	12/22/2006	McDonough	GA	35,618	(2,200)	33,418
Bridgeway Technology Center	06/27/2007	Newark	CA	46,114	(3,162)	42,952
Cardinal Health	07/25/2007	Champlin	MN	13,307	(566)	12,741
Cedar Bluffs Business Center	07/25/2007	Eagan	MN	6,627	(392)	6,235
Crystal Park II-Buildings D & E	07/25/2007	Round Rock	TX	20,842	(1,546)	19,296
Corporate Express	07/25/2007	Arlington	TX	9,324	(435)	8,889
Park 75-Dell	07/25/2007	West Chester	OH	18,692	(889)	17,803
Plainfield Business Center	07/25/2007	Plainfield	IN	17,359	(1,134)	16,225
Hartman Business Center One	07/25/2007	Austell	GA	16,830	(814)	16,016
Rickenbacker IV-Medline	07/25/2007	Groveport	OH	16,907	(1,078)	15,829
Advo-Valassis Building	07/25/2007	Van Buren	MI	9,025	(404)	8,621
Royal Parkway Center I & II	11/15/2007	Nashville	TN	13,220	(808)	12,412
Greenbriar Business Park	11/15/2007	Nashville	TN	16,922	(1,019)	15,903
Cumberland Business Center	11/15/2007	Nashville	TN	11,009	(653)	10,356
Riverview Business Center I & II	11/15/2007	Nashville	TN	13,248	(674)	12,574
Rivertech I and II	02/20/2008	Billerica	MA	46,061	(1,778)	44,283
Suwanee Pointe	05/22/2008	Suwanee	GA	18,215	(479)	17,736

				389,930	(23,469)	366,461

Total Properties Held Through Wholly Owned Subsidiaries				1,492,094	(83,994)	1,408,100

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Asset Name	Acquisition Date	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net

Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	08/08/2007	Commerce City	CO	10,681	(533)	10,148
74 Griffin Street South	08/08/2007	Bloomfield	CT	19,665	(589)	19,076
85 Moosup Pond Road	08/08/2007	Plainfield	CT	26,341	(2,224)	24,117
555 Taylor Road	08/08/2007	Enfield	CT	80,818	(5,871)	74,947
15 & 30 Independence Drive	08/08/2007	Devens	MA	32,590	(1,283)	31,307
50 Independence Drive	08/08/2007	Devens	MA	14,527	(880)	13,647
1040 Sheridan	08/08/2007	Chicopee	MA	4,139	(349)	3,790
1045 Sheridan	08/08/2007	Chicopee	MA	3,695	(415)	3,280
151 Suffolk Lane	08/08/2007	Gardner	MA	3,674	(405)	3,269
1111 Southampton Road	08/08/2007	Westfield	MA	28,505	(1,899)	26,606
100 & 111 Adams Road	08/08/2007	Clinton	MA	40,831	(3,728)	37,103
100 Simplex Drive	08/08/2007	Westminster	MA	23,489	(945)	22,544
495-515 Woburn	08/08/2007	Tewksbury	MA	69,125	(4,764)	64,361
480 Sprague Street	08/08/2007	Dedham	MA	15,262	(1,340)	13,922
625 University Avenue(1)	08/08/2007	Norwood	MA	1,460	(605)	855
57-59 Daniel Webster Highway	08/08/2007	Merrimack	NH	23,746	(1,415)	22,331
133 Jackson Avenue	08/08/2007	Ellicott	NY	10,325	(529)	9,796
1200 State Fair Boulevard	08/08/2007	Geddes	NY	17,509	(787)	16,722
3407 Walters Road	08/08/2007	Van Buren	NY	9,357	(428)	8,929
851 Beaver Drive	08/08/2007	Du Bois	PA	7,388	(328)	7,060
Shaffer Road and Route 255	08/08/2007	Du Bois	PA	11,222	(560)	10,662
9700 West Gulf Bank Road	08/08/2007	Houston	TX	10,383	(294)	10,089
1000 East I-20	08/08/2007	Abilene	TX	10,085	(456)	9,629
2200 South Business 45	08/08/2007	Corsicana	TX	40,665	(6,064)	34,601

Total Properties Held Through Consolidated Joint Venture				515,482	(36,691)	478,791

Total Real Estate				$2,007,576	$(120,685)	$1,886,891

(1) The joint venture purchased the rights to a master lease with a remaining term of 14.25 years with respect to this property as part of the National Industrial Portfolio acquisition.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2008, the leases have remaining terms of up to 11.33 years with a weighted-average remaining term of 4.27. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of December 31, 2008 for the years ending December 31 is as follows (in thousands):

2009	$165,299
2010	136,258
2011	109,017
2012	83,243
2013	61,578
Thereafter	142,231

$697,626

For the year ended December 31, 2008, no tenant represented over 5% and no industry represented over 8% of the Company’s rental income. No material tenant credit issues have been identified at this time. The Company currently has approximately 430 tenants over a diverse range of industries and geographical regions.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2008 and 2007, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2008	2007	2008	2007	2008	2007
Cost (1)	$172,055	$148,354	$27,408	$23,388	$58,722	$41,857
Accumulated Amortization (1)	(53,353)	(24,025)	(7,917)	(2,043)	(15,149)	(6,233)

Net Amount	$118,702	$124,329	$19,491	$21,345	$43,573	$35,624

(1) In 2008, the Company wrote off fully amortized costs from cost and accumulated amortization in tenant origination and absorption costs of $18.7 million, above-market lease assets of $0.2 million, and below-market lease liabilities of $3.9 million.

The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancellable terms of the respective leases. The Company includes the amortization of tenant origination and absorption costs as depreciation and amortization in the consolidated statements of operations. Amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Amortization	$48,002	$22,928	$1,097	$6,069	$1,977	$66	$(12,773)	$(5,975)	$(258)

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2008 will be amortized for the years ending December 31 (in thousands) as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2009	$42,218	$5,714	$12,645
2010	25,931	4,784	9,151
2011	16,049	3,138	6,477
2012	11,185	2,603	4,742
2013	7,576	1,545	3,572
Thereafter	15,743	1,707	6,986

	$118,702	$19,491	$43,573

Weighted-Average Remaining Amortization Period	4.96 years	4.80 years	5.41 years

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

6.	REAL ESTATE LOANS RECEIVABLE

As of December 31, 2008 and 2007, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (in thousands):

Loan Name Location of Related Property or Collateral	Property Type	Loan Type	Acquisition Date	Book Value as of 12/31/2008 (1)	Book Value as of 12/31/2007 (1)	Index and Margin	Annual Effective Interest Rate at 12/31/2008 (2)	Maturity Date

First Tribeca Mezzanine Loan New York, New York (3)	Multi Family Residential	Mezzanine	07/18/2006	$ 15,896	$ 15,912	30-day LIBOR + 8.50%	11.41%	(3)

Second Tribeca Mezzanine Loan New York, New York (3)	Multi Family Residential	Mezzanine	05/03/2007	31,967	31,205	Fixed rate of 25.0%	23.22%	(3)

Tribeca Senior Mortgage Participation New York, New York (3)	Multi Family Residential	Mortgage	06/28/2007	14,192	25,685	30-day LIBOR + 2.70%	10.03%	(3)

Sandmar Mezzanine Loan Southeast U.S.	Retail	Mezzanine	01/09/2007	8,092	8,090	Fixed rate of 12.0%	12.03%	01/01/2017

Park Central Mezzanine Loan New York, New York (4)	Hotel	Mezzanine	03/23/2007	15,000	15,083	30-day LIBOR + 4.48%	6.81%	11/09/2009

200 Professional Drive Loan Origination Gaithersburg, Maryland (5)	Office	Mortgage	07/31/2007	9,073	7,692	30-day LIBOR + 3.00%	8.02%	07/31/2009

Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (6)	Retail	Mortgage	08/06/2007	6,322	6,183	30-day LIBOR + 2.50%	7.51%	09/01/2010

11 South LaSalle Loan Origination Chicago, Illinois (7)	Office	Mortgage	08/08/2007	30,771	23,392	30-day LIBOR + 2.95%	8.12%	09/01/2010

San Diego Office Portfolio B-Note San Diego, California (8)	Office	B-Note	10/26/2007	14,029	13,638	Fixed rate of 5.775%	11.30%	10/11/2017

Petra Subordinated Debt Tranche A (9)	Various	Subordinated	10/26/2007	25,000	25,050	Fixed rate of 11.5%	11.27%	04/27/2009

Petra Subordinated Debt Tranche B (9)	Various	Subordinated	10/26/2007	25,000	25,050	Fixed rate of 11.5%	11.27%	10/26/2009

4929 Wilshire B-Note Los Angeles, California (8)	Office	B-Note	11/19/2007	2,690	2,606	Fixed rate of 6.05%	12.48%	07/11/2017

Artisan Multifamily Portfolio Mezzanine Loan Las Vegas, Nevada (8) (10)	Multi Family Residential	Mezzanine	12/11/2007	17,212	16,027	30-day LIBOR + 2.50%	12.45%	08/09/2009

Arden Portfolio M3-(A) Mezzanine Loan Southern California (8) (11)	Office	Mezzanine	01/30/2008	64,378	-	30-day LIBOR + 5.25%	20.69%	08/09/2009

Arden Portfolio M2-(B) Mezzanine Loan Southern California (8) (11)	Office	Mezzanine	01/30/2008	87,834	-	30-day LIBOR + 3.50%	16.47%	08/09/2009

San Antonio Business Park Mortgage Loan San Antonio, Texas (8)	Office	Mortgage	03/28/2008	24,366	-	Fixed rate of 6.54%	10.02%	11/11/2017

2600 Michelson Mezzanine Loan Irvine, California (8)	Office	Mezzanine	06/02/2008	8,813	-	Fixed rate of 8.0%	17.39%	05/11/2017

18301 Von Karman Mortgage and Mezzanine Loans Irvine, California (8)	Mortgage & Office	Mezzanine	06/12/2008	63,313	-	Fixed rate of 5.73%	10.30%	05/11/2017

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Loan Name Location of Related Property or Collateral	Property Type	Loan Type	Acquisition Date	Book Value as of 12/31/2008 (1)	Book Value as of 12/31/2007 (1)	Index and Margin	Annual Effective Interest Rate at 12/31/2008 (2)	Maturity Date

GKK Mezzanine Loan National Portfolio (8)	Bank Retail	Mezzanine	08/22/2008	492,404	-	30-day LIBOR + 5.20%	7.82%	03/11/2010

55 East Monroe Mezzanine Loan Origination Chicago, Illinois	Office	Mezzanine	08/27/2008	55,105	-	Fixed rate of 12.00%	12.91%	09/01/2010

				$ 1,011,457	$ 215,613
Reserve for Loan Losses (9) (12)				(104,000)	-

				$ 907,457	$ 215,613

(1) Book value represents real estate loans receivable net of discounts; accretion of discounts on purchase of real estate loans receivable; additional funding for the period; origination fees and costs; accumulated amortization and principal paydown.

(2) The annual effective interest rate is calculated based on actual interest income recognized in 2008, calculated using the interest method, divided by the average cost basis of the investment less the unamortized discount. The annual effective interest rate and maturity dates presented are as of December 31, 2008.

(3) The First Tribeca Mezzanine Loan has a current interest rate cap of 13.25%. Per the loan agreement, prior to satisfaction of the First Tribeca Mezzanine Loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return up to 25%. On January 5, 2009, the Company entered into a letter agreement with the holder of the Senior Tribeca Mezzanine Debt consenting to pay to the holder of the Senior Tribeca Mezzanine Debt 56% of the aggregate amount of interest due to the Company under the Second Tribeca Mezzanine Loan effective as of December 1, 2008. The Company is only accruing for 44% of the aggregate amount of interest due to the Company for November and December 2008. In addition, the Company will pay the holder of the Senior Tribeca Mezzanine Debt 63.3% of the interest due on any protective advances otherwise payable to the Company as holder of the First and Second Tribeca Mezzanine Loans. The allocated interest payments will be applied to the outstanding principal balance of the Senior Tribeca Mezzanine Debt. Neither the Company nor its advisor are affiliated with the holder of the Senior Tribeca Mezzanine Debt. An additional draw of $0.2 million and then a paydown of $11.6 million were made by the Tribeca Senior Mortgage Participation borrower during the year ended December 31, 2008. Since the November 1, 2008 maturity date, the loan has been extended through February 13, 2009. As of March 26, 2009, the borrower, and the other lenders are currently negotiating an extension of the maturity date and other terms of these loans. The Company has no obligation to extend the maturity date.

(4) On August 6, 2008, the borrower exercised its first extension option on this loan, extending the maturity date from November 9, 2008 to November 9, 2009. The borrower may exercise two additional one-year extension options.

(5) This loan has an interest rate floor of 8.00%. As of December 31, 2008, the Company may be obligated to fund up to an additional $1.5 million on the 200 Professional Drive Loan Origination, subject to satisfaction of certain conditions by the borrower. The borrower has one 12-month extension option, subject to certain terms and conditions.

(6) This loan has an interest rate floor of 7.50%. As of December 31, 2008, the Company may be obligated to fund up to an additional $2.0 million on the Lawrence Village Plaza Loan Origination, subject to satisfaction of certain conditions by the borrower.

(7) This loan has an interest rate floor of 7.95%. As of December 31, 2008, the Company may be obligated to fund up to an additional $12.5 million on the 11 South LaSalle Loan Origination, subject to satisfaction of certain conditions by the borrower. The borrower has a one-year extension option, subject to certain terms and conditions.

(8) This loan was purchased at a discount that is being accreted over the term of the loan, including assumed loan extension. As the discount on the real estate loan receivable continues to accrete, the book value of the related real estate loan receivable will increase to the lower of the expected repayment amount or face value.

(9) Based on current information, the Company has recorded a $50 million impairment of the full amount of this investment. The Company’s current estimates show no recovery of principal.

(10) The Company entered into an interest floor agreement for the Artisan Multifamily Portfolio Mezzanine Loan effective through August 9, 2009 for $15,850,000 of the $20,000,000 (face amount) loan that effectively sets the 30-day LIBOR rate at 4.5%. The borrower has three one-year extension options, subject to certain terms and conditions.

(11) The Company entered into interest rate floor agreements effective through August 9, 2009 for $144 million of the $175 million (face amount) of the Arden M2-(B) and M3-(A) Mezzanine Loans that effectively set the 30-day LIBOR rate at 4.5%. The Arden M2-(B) and M3-(A) Mezzanine Loans provide for three one-year extension options, subject to certain terms and conditions.

(12) See “—Reserve for Loan Losses.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2008 (in thousands):

Real estate loans receivable - December 31, 2007	$215,613
Face value of real estate loans receivable acquired or originated	860,600
Discounts on purchases of real estate loans receivable	(73,330)
Origination fees and costs on purchases and originations of real estate loans receivable	6,026
Advances under real estate loans receivable	9,835
Principal payments received on real estate loans receivable, net	(24,190)
Accretion of discounts on purchases of real estate loans receivable	18,729
Amortization of origination fees and costs on purchases and originations of real estate loans receivable	(1,826)
Reserve for loan losses	(104,000)

Real estate loans receivable - December 31, 2008	$907,457

The following summarizes the Company’s investments in real estate loans receivable as of December 31, 2008 (in thousands):

Face value of real estate loans receivable	$1,089,205
Unfunded commitments on real estate loans receivable	(15,910)
Discounts on real estate loans receivable	(85,540)
Accumulated accretion of discounts on purchases of real estate loans receivable	18,797
Origination fees and costs on purchases and originations of real estate loans receivable	6,947
Accumulated amortization of origination fees and costs on purchases and originations of real estate loans receivable	(2,042)
Reserve for loan losses	(104,000)

Real estate loans receivable - December 31, 2008	$907,457

During the years ended December 31, 2008, 2007 and 2006, the Company earned $59.7 million, $14.5 million and $0.8 million, respectively, in interest income (excluding amortization of origination fees and costs and accretion of discounts on purchase price) from its investments in real estate loans, of which $4.5 million, $1.6 million and $0.2 million was receivable at December 31, 2008, 2007 and 2006. During the years ended December 31, 2008, 2007 and 2006, the Company amortized, as an offset against interest income, $1.8 million, $0.2 million, and $46,652 of origination fees and costs related to the purchase and originations of these real estate loans. Additionally, based on the fair value and intrinsic value of its derivative instruments, the Company amortized, as an offset against interest income, the cost of its derivative instruments totaling $2.7 million for the year ended December 31, 2008. During the years ended December 31, 2008 and 2007, the Company also recognized interest income of $18.7 million and $0.1 million, respectively, related to accretion of purchase discounts on the real estate loans. During the year ended December 31, 2008, the Company received principal payments of $11.6 million on the Tribeca Senior Mortgage Participation, $5.3 million on the Arden Portfolio Mezzanine Loans and $7.3 million on the GKK Mezzanine Loans.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

The following is a schedule of maturities for all real estate loans receivable for the years ending December 31, (in thousands):

	Face Value (Funded) (1)	Book Value
2009	$325,823	$305,552
2010	584,872	584,603
2011	-	-
2012	-	-
2013	-	-
Thereafter	162,600	121,302

	$1,073,295	$1,011,457

(1) As discussed in the footnotes above, the maturity dates on some of the real estate loans receivable have been extended subsequent to December 31, 2008. In addition, some of the real estate loans receivable have extension options available to the borrower. The schedule of maturities above represents the contractual maturity date and outstanding balances as of December 31, 2008.

Real Estate-Related Investments

Investment in Arden Portfolio Mezzanine Loans

On January 30, 2008, the Company purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans (collectively, the “Arden Portfolio Mezzanine Loans”) for approximately $144.0 million plus closing costs.

The Arden Portfolio Mezzanine Loans, along with $860.0 million of mortgage loans and $475.0 million of additional mezzanine loans, were used to fund the acquisition of 33 multi-tenant office properties totaling 4.55 million square feet of rentable area in 60 buildings, located throughout Southern California (the “Arden Portfolio”). The borrowers under the Arden Portfolio Mezzanine Loans were entities affiliated with Cabi Developers (“Cabi”) and are not affiliated with the Company or the Advisor.

There are four mezzanine loans on the Arden Portfolio totaling $650.0 million in the aggregate (in order of the seniority of their interests in the Arden Portfolio):

M1-(A) Mezzanine Loan	$100.0 million
M1-(B) Mezzanine Loan	100.0 million
M2-(A) Mezzanine Loan	100.0 million
M2-(B) Mezzanine Loan	100.0 million
M3-(A) Mezzanine Loan	75.0 million
M3-(B) Mezzanine Loan	75.0 million
M4 Mezzanine Loan	100.0 million

$650.0 million

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

The Company purchased a junior participation interest in the M2 Mezzanine Loan in the amount of $100.0 million for a purchase price of approximately $83.7 million plus closing costs and a senior participation interest in the M3 Mezzanine Loan in the amount of $75.0 million for a purchase price of approximately $60.3 million plus closing costs.

Pursuant to an intercreditor agreement, the Company’s right to payment as the owner of participation interests in the M2-(B) Mezzanine Loan and the M3-(A) Mezzanine Loan is subordinate to the right to payment of the lenders under mortgage loans totaling $860.0 million, the $200.0 million M1 Mezzanine Loan and the $100.0 million senior position of the M2-(A) Mezzanine Loan.

All of the Cabi borrowers were required to contribute a pro rata portion (equal to their percentage of the total loan amount) to pay a minimum amortization payment of $150 million to the Arden Portfolio lenders on a date that was two weeks after the payment date occurring in September 2008, and on or before each payment date occurring in August of each calendar year thereafter. The amount of the annual minimum amortization payment due for a particular year is adjusted downward to the extent that the principal amount outstanding under the mortgage and mezzanine loans is paid down from the sale of assets in the Arden Portfolio. The minimum amortization payment was to be allocated pro rata to the holders of the Arden Portfolio mortgage and mezzanine loans, using a formula based on the outstanding principal amount of each loan.

The first mandatory amortization payment was due to the Arden Portfolio lenders by October 6, 2008, including the additional period of time in the loan documents for payment that essentially gave the borrowers from September 23, 2008 to October 6, 2008. The Cabi borrowers did not make the full first mandatory amortization payment due under the mortgage and mezzanine loan documents related to the Arden Portfolio, though they did pay approximately $45 million of the $150.0 million from proceeds from the sale of two properties, thereby reducing the amount due to all Arden Portfolio lenders pursuant to the first mandatory amortization payment for 2008 from $150.0 million to approximately $105.0 million.

The owner of the M4 Mezzanine Loan, the most junior mezzanine loan under the Cabi loan documents, is controlled by Hines Interests Limited Partnership (Hines Interests Limited Partnership and their affiliates are collectively referred to herein as “Hines”). On October 10, 2008, the Cabi borrower under the M4 Mezzanine Loan entered into a strict foreclosure agreement with Hines acknowledging receipt of a Notice of Default and that an Event of Default with respect to the M4 Mezzanine Loan had occurred. On November 25, 2008, Hines delivered notice to all remaining Arden Portfolio lenders that it had acquired all of the ownership interests of the borrower of the M4 Mezzanine Loan, and had thereby acquired ownership of the Arden Portfolio. As of December 31, 2008, all of the Arden Portfolio lenders have received the interest payments due under the mortgage and mezzanine loans.

As of December 31, 2008, the total book value of the Arden Portfolio Mezzanine Loans is $152.2 million, plus $0.6 million of unamortized closing costs. During the year ended December 31, 2008, the Company recognized $13.7 million of interest income (excluding amortization of closing costs and accretion of discounts on purchase price) and $14.0 million of net accretion of discount and amortization of closing costs, using the interest method, from the purchase of the Arden Portfolio Mezzanine Loans.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

The GKK Mezzanine Loan bears interest at a variable rate of 30-day LIBOR plus 520 basis points. The GKK Mezzanine Loan has an initial maturity date of March 11, 2010 with a one-year option to extend subject to certain conditions. Prior to maturity, the Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America (the “Dana Portfolio”) is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The Borrower is also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of December 31, 2008, AFR and its subsidiaries own over 900 office and bank branch properties located in 36 states and Washington, D.C. and partial ownership interests in 82 bank branch properties (a 99% interest in 52 properties and a 1% interest in 30 properties) occupied primarily by Citizens Bank.

The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.8 billion at December 31, 2008. Approximately $1.6 billion (face value) of the senior loans were assumed by Gramercy as part of its acquisition of AFR. The Company’s right to payment under the GKK Mezzanine Loan is subordinate to the right to payment of the senior lenders. As holder of the GKK Mezzanine Loan, the Company entered into intercreditor agreements with seven of the senior lenders. Each intercreditor agreement provides that in the event of a default under the GKK Mezzanine Loan, the Company would be entitled to foreclose on the pledged ownership interests subject to the satisfaction of customary transfer provisions set forth in the intercreditor agreement.

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

December 31, 2008

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

The summarized unaudited financial information is as follows (in thousands):

		AFR Pre-Acquisition (1)		Borrower Post-Acquisition (2)
Balance Sheet		As of 12/31/2006	As of 12/31/2007	As of 12/31/2008

Real estate investments, net		$2,320,600	$2,108,532	$3,178,527
Cash and cash equivalents		106,006	124,848	91,240
Other assets		1,179,558	997,998	893,419

Total assets		$3,606,164	$3,231,378	$4,163,186

Mortgage notes payable		$1,557,313	$1,436,248	$2,469,993
Other liabilities		1,250,494	1,181,333	1,052,138

Total liabilities		2,807,807	2,617,581	3,522,131

Minority interest		12,393	7,380	2,712

Total stockholders’ equity		785,964	606,417	638,343

Total liabilities and stockholders’ equity		$3,606,164	$3,231,378	$4,163,186

	AFR Pre-Acquisition (1)			Borrower Post-Acquisition (2)
Income Statement	Year Ended 12/31/06	Year Ended 12/31/07	Three Months Ended 3/31/2008	Year Ended 12/31/2008

Total revenues	$388,774	$372,900	$96,671	$325,364
Total expenses	(529,953)	(465,608)	(116,853)	(330,611)
Interest and other income	6,315	11,728	-	3,250

Loss before net gain on sale of properties, equity in loss from joint venture, net loss on investments, minority interest and discontinued operations	(134,864)	(80,980)	(20,182)	(1,997)
Gain on sale of properties	2,043	782	-	-
Equity in loss from joint venture	(1,397)	(2,878)	(542)	(2,092)
Net loss on investments	-	-	-	-
Minority interest	2,731	1,174	1,220	(382)

Loss from continuing operations	(131,487)	(81,902)	(19,504)	(4,471)
Discontinued operations	110,889	32,391	10,024	(73)

Net loss	$(20,598)	$(49,511)	$(9,480)	$(4,544)

(1) Represents the historical summary financial information of AFR.

(2) Represents the summarized consolidated financial information of the Borrower.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Tribeca Loans Update

As of December 31, 2008, the Company had invested an aggregate of $47.9 million in two mezzanine loans (the first in the principal amount of approximately $15.9 million (the “First Tribeca Mezzanine Loan”) and the second in the principal amount of approximately $32.0 million (the “Second Tribeca Mezzanine Loan”)) and $14.2 million in a 25% participation interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York.

The First Tribeca Mezzanine Loan and Second Tribeca Mezzanine Loan are subordinate to the Senior Mortgage Loans and the $25 million Senior Tribeca Mezzanine Debt.

The Tribeca Loans had an initial maturity date of May 1, 2008, each with a one-year extension option subject to the satisfaction of certain conditions. On April 30, 2008, the Company entered into loan modification agreements with the borrower to extend the maturity date of the First Tribeca Mezzanine Loan and Second Tribeca Mezzanine Loan to November 1, 2008. The Senior Mortgage Loan documents and the Senior Mezzanine Loan documents with the mortgage lender and the senior mezzanine lender, respectively, were also simultaneously modified in order to extend the maturity dates of the other Tribeca Loans to November 1, 2008, subject to certain terms, debt covenants, and loan extension fees. On January 5, 2009, the Company entered into a letter agreement with the holder of the Senior Tribeca Mezzanine Debt consenting to pay to the holder of the Senior Tribeca Mezzanine Debt 56% of the aggregate amount of interest due to the Company under the Second Tribeca Mezzanine Loan effective as of December 1, 2008. Since the November 1, 2008 maturity date, the loan has been extended through February 13, 2009. The borrower and the other lenders are currently negotiating an extension of the maturity date and other terms of the Tribeca Loans. We have no obligation to extend the maturity date.

As of December 31, 2008, based on total number of units available for sale, approximately 50% of the condominium units in the Tribeca Building had been sold and another approximately 11% were under contract to be sold. On September 26, 2008, the general contractor for the Tribeca Building filed a mechanics’ lien on the property for approximately $12 million. On October 23, 2008, the bonding company filed a mechanics’ lien on the property for approximately $3.3 million. On January 5, 2009, the Company entered into an agreement with the borrower, the bonding company and the general contractor, among others, which, among other things, sets forth a process by which the liens may be released to permit the sale of condominium units and provides that a portion of net sales proceeds from the sale of condominium units will be deposited into an escrow account as collateral against the lien.

The Company received total interest income of $10.3 million for the year ended December 31, 2008. The last payment of $1.0 million was received in November 2008. During the year ended December 31, 2008, the Company recognized $11.3 million of interest income (excluding amortization of closing costs) under the Tribeca Loans.

Impairment of Petra Subordinated Debt

On October 26, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in senior subordinated debt of Petra Fund REIT Corp. (“Petra”). Petra is a private REIT that invests primarily in a diversified portfolio of high-yield and structured assets secured by commercial and residential real estate. Neither the Company nor the Advisor is affiliated with Petra. The Company’s investment is in the form of two $25.0 million loans to Petra (the “Tranche A Loan” and the “Tranche B Loan,” respectively). The loans bear interest at a fixed rate of 11.5% per annum. Monthly installments on the loans are interest only with the principal amount being due at maturity, assuming no prior principal payment. The maturity dates of the loans are April 27, 2009 for the Tranche A Loan and October 26, 2009 for the Tranche B Loan.

The volatility in the debt markets has negatively affected the value of Petra’s assets and its access to capital. The Company continues to negotiate with Petra in an attempt to improve its anticipated outcome. As of December 31, 2008, the Company recorded an impairment of the full amount of its $50 million subordinated debt investment in Petra. The Company received interest income of $4.9 million for the year ended December 31, 2008. The last payment of $0.5 million was received in November 2008.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2005	$-
Provision for loan losses	-
Charge-offs	-

Reserve for loan losses, December 31, 2006	-
Provision for loan losses	-
Charge-offs	-

Reserve for loan losses, December 31, 2007	-
Provision for loan losses	104,000
Charge-offs	-

Reserve for loan losses, December 31, 2008	$104,000

As of December 31, 2008, the total reserve for loan losses of $104.0 million consisted of $50 million of asset-specific reserves calculated in accordance with SFAS 114 and $54.0 million of portfolio-based reserves calculated in accordance with SFAS 5. The asset-specific reserve related to one loan, the subordinated debt investment in Petra, discussed above. As of December 31, 2008, the economy and the credit markets had deteriorated to such a point that the Company determined it was necessary to establish a portfolio-based loan loss reserve in accordance with SFAS 5. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, it is probable that it will realize losses on the pool. There was no portfolio-based reserve or loans identified as being impaired as of December 31, 2007.

The Company’s $50 million Petra subordinated debt loan became impaired as of December 31, 2008. Thus, no loans were considered impaired during any of the periods presented in the accompanying Consolidated Statements of Operations. The Company recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

7.	MARKETABLE REAL ESTATE SECURITIES

At December 31, 2008, the Company held two investments in marketable securities classified as available for sale. The Company evaluates its investments in available for sale marketable real estate securities for impairment and determines if a decline in market value of an individual security below the Company’s adjusted cost basis is other-than-temporary based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral, (iii) the Company’s estimate of the period of time for the security to regain its value and its ability and intent to retain the investment for that period and (iv) other factors.

On April 19, 2007, the Company acquired at a discount approximately $17.8 million of CMBS that accrue interest at a coupon rate of 30-day LIBOR plus 2.30% (“Floating Rate CMBS”). The Floating Rate CMBS were rated BBB- and BB+ by Standard & Poor’s and Fitch, respectively, on the date of acquisition. Since the time the Company acquired the securities there have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular. In addition, spreads in the primary mortgage market have widened significantly, therefore, pricing of the Floating Rate CMBS has been adversely affected by market perceptions that defaults on the underlying mortgage loans will increase. In December 2008 and January 2009, the Company learned that a significant loan within the collateral pool of the Floating Rate CMBS was in default due to the loss of an anchor tenant at a property serving as collateral and subsequent vacancies from other tenants with leases that were tied to the anchor tenant. The Company has assessed the impact of this loan default and believes that it will not recover any of the principal amount of the Floating Rate CMBS. The Company may continue to receive monthly interest payments on the Floating Rate CMBS, but expects that such payments will cease in the near future when the losses related to the underlying loan in default are realized. As a result of these factors, the Company has recognized $18.2 million of other-than-temporary impairment charges, including $0.4 million of interest accretion of marketable real estate securities for the year ended December 31, 2008 and the entire acquisition cost of $17.8 million.

Additionally, on June 13, 2008, the Company acquired fixed rate investment grade securities with a face amount of approximately $82 million for $44 million (“Fixed Rate Securities”). The Fixed Rate Securities accrue interest at a coupon rate of 4.5% and are backed by CMBS. Since the time the Company acquired the Fixed Rate Securities, the CMBS market has been under significant stress as concerns about credit markets, commercial real estate fundamentals, and the overall economy have resulted in declines in the prices of CMBS, which has forced many financial institutions to deleverage their balance sheets, ultimately resulting in more selling pressure on CMBS. As of December 31, 2008, the capital market stress has not been reflected in the form of increased defaults on the underlying loans in the collateral pool that are significant enough to result in losses to the Company’s investment in the Fixed Rate Securities; however, pricing of the Fixed Rate Securities has been adversely affected by market perceptions that underlying mortgage defaults will increase. The Company has recognized $31.9 million of other-than-temporary impairment charges related to the Fixed Rate Securities in the fourth quarter of 2008. Prior to the fourth quarter of 2008, the Company recorded net unrealized losses of $7.8 million related to the Fixed Rate Securities, which was recognized through other comprehensive loss in the consolidated statement of stockholders’ equity. The $7.8 million of unrealized losses incurred prior to the fourth quarter of 2008 were reclassified out of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and included in the $31.9 million other-than-temporary impairment charge recorded in the consolidated statement of operations during the fourth quarter of 2008.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

The following summarizes the activity related to marketable real estate securities for the year ended December 31, 2008 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Marketable real estate securities - December 31, 2007	$17,685	$(2,085)	$15,600
Face value of marketable real estate securities acquired	81,959	-	81,959
Discounts on purchases of marketable real estate securities	(37,759)	-	(37,759)
Reclassification of unrealized losses on marketable real estate securities to other-than-temporary impairment	-	2,085	2,085
Accretion of discount on marketable real estate securities	1,614	-	1,614
Recognition of other-than-temporary impairment	(50,079)	-	(50,079)

Marketable real estate securities - December 31, 2008	$13,420	$-	$13,420

The following table presents fair value and unrealized gains (losses) of the Company’s investments in marketable real estate securities at December 31, 2008:

	Holding Period of Unrealized Gains (Losses) of Investments in Marketable Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)
Floating Rate CMBS	$-	$-	$-	$-	$-	$-
Fixed Rate Securities	13,420	-	-	-	13,420	-

	$13,420	$-	$-	$-	$13,420	$-

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

8.	RENTS AND OTHER RECEIVABLES

Rents and other receivables consist of the following (in thousands):

	December 31,
	2008	2007
Tenant receivables, net of allowance for doubtful accounts of $765 and $234 as of December 31, 2008 and December 31, 2007, respectively	$3,139	$2,687
Deferred rent	9,419	2,437
Interest receivable on real estate loans receivable	4,478	1,631
Interest receivable on cash and cash equivalents	14	79
Interest receivable on marketable real estate securities	168	93
Other receivables	5	3,704

	$17,223	$10,631

9.	DEFERRED FINANCING COSTS, PREPAID EXPENSES AND OTHER ASSETS

Deferred financing costs, prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2008	2007
Investment in master lease, net of accumulated amortization of $1,179 and $321 as of December 31, 2008 and December 31, 2007, respectively	$12,187	$13,040
Deferred financing costs, net of accumulated amortization of $8,214 and $3,112 as of December 31, 2008 and December 31, 2007, respectively	7,888	10,704
Derivative instruments at fair value	3,687	310
Prepaid insurance	1,330	1,428
Lease commissions, net of accumulated amortization of $340 and $10 as of December 31, 2008 and December 31, 2007, respectively	6,029	588
Escrow deposits for future real estate purchases	-	1,000
Other assets and prepaid expenses	1,837	1,760

	$32,958	$28,830

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

10.	NOTES PAYABLE

Notes payable, all of which are interest-only loans during the term with principal payable upon maturity, consist of the following as of December 31, 2008 (in thousands):

	Principal as of 12/31/08	Principal as of 12/31/07	Average Interest Rate (1)	Index and Margin	Maturity Date (2)
Office
Sabal Pavilion Building - Mortgage Loan	$14,700	$14,700	6.3800%	Fixed rate of 6.38%	08/01/2013
Plaza in Clayton - Mortgage Loan	62,200	62,200	5.8990%	Fixed rate of 5.899%	10/06/2016
Crescent Green Building - Mortgage Loan	32,400	32,400	5.1800%	Fixed rate of 5.18%	02/01/2012
625 Second Street Building - Mortgage Loan	33,700	33,700	5.8500%	Fixed rate of 5.85%	02/01/2014
Sabal VI Building - Mortgage Loan	11,040	11,040	5.1400%	Fixed rate of 5.14%	10/01/2011
Sabal VI Building - Mezzanine Loan (3)	-	3,000	(3)	(3)	(3)
The Offices at Kensington - Mortgage Loan	18,500	18,500	5.5200%	Fixed rate of 5.52%	04/01/2014
Royal Ridge Building - Mortgage Loan	21,718	21,718	5.9600%	Fixed rate of 5.96%	09/01/2013
Plano Corporate Center I & II - Mortgage Loan	30,591	30,591	5.9000%	Fixed rate of 5.9%	09/01/2012
2200 West Loop South Building - Mortgage Loan	17,426	17,426	5.8900%	Fixed rate of 5.89%	10/01/2014
ADP Plaza - Mortgage Loan	20,900	20,900	5.5600%	Fixed rate of 5.56%	10/01/2013
Woodfield Preserve Office Center - Mortgage Loan (4)	80,000	68,400	5.3000%	Fixed rate of 5.3%	05/01/2011
Patrick Henry Corporate Center - Mortgage Loan (5)	10,175	11,100	5.6875%	(5)	07/09/2012
South Towne Corporate Center I and II - Mortgage Loan (4)	22,500	25,200	5.3000%	Fixed rate of 5.3%	05/01/2011
Millennium I Building - Mortgage Loan (6)	28,228	-	4.6049%	(6)	03/05/2009
Tysons Dulles Plaza - Mortgage Loan	76,375	-	5.9000%	Fixed rate of 5.9%	03/10/2014
Great Oaks Center - Mortgage Loan (5)	19,349	-	5.6875%	(5)	07/09/2012
Five Tower Bridge - Mortgage Loan (7)	41,000	-	5.3222%	30-day LIBOR + 2.40%	10/14/2010

	540,802	370,875

Industrial
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	18,000	5.6725%	Fixed rate of 5.6725%	12/06/2016
825 University Avenue Building - Mortgage Loan	19,000	19,000	5.5910%	Fixed rate of 5.591%	12/06/2013
Midland Industrial Buildings - Mortgage Loan	24,050	24,050	5.7550%	Fixed rate of 5.755%	01/06/2011
Bridgeway Technology Center - Mortgage Loan	26,824	26,824	6.0700%	Fixed rate of 6.07%	08/01/2013
Cardinal Health - Mortgage Loan (5)	6,325	6,900	5.6875%	(5)	07/09/2012
Cedar Bluffs - Mortgage Loan	4,627	4,627	5.8600%	Fixed rate of 5.86%	07/01/2011
Crystal Park II - Buildings D & E - Mortgage Loan (5)	11,330	12,009	5.6875%	(5)	07/09/2012
Corporate Express - Mortgage Loan (5)	5,005	5,318	5.6875%	(5)	07/09/2012
Park 75 - Dell - Mortgage Loan (5)	9,955	10,138	5.6875%	(5)	07/09/2012
Plainfield Business Center - Mortgage Loan (5)	9,350	10,200	5.6875%	(5)	07/09/2012
Hartman Business Center One - Mortgage Loan (5)	9,185	9,479	5.6875%	(5)	07/09/2012
Rickenbacker IV - Medline - Mortgage Loan (5)	8,676	9,465	5.6875%	(5)	07/09/2012
Advo-Valassis - Mortgage Loan (5)	4,824	4,988	5.6875%	(5)	07/09/2012
Nashville Flex Portfolio - Mortgage Loan (5)	29,728	32,430	5.6875%	(5)	07/09/2012
Rivertech I and II - Mortgage Loan (5)	25,025	-	5.6875%	(5)	07/09/2012
Suwanee Pointe - Mortgage Loan (5)	9,790	-	5.6875%	(5)	07/09/2012

	221,694	193,428

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

	Principal as of 12/31/08	Principal as of 12/31/07	Average Interest Rate(1)	Index and Margin	Maturity Date (2)
National Industrial Portfolio Joint Venture
National Industrial Portfolio - Mortgage Loan (8)	300,000	315,000	3.3312%	30-day Libor + 0.84%	08/09/2009
National Industrial Portfolio - Mezzanine Loan A (8)	40,200	116,000	4.1971%	30-day Libor + 1.71%	08/09/2009
National Industrial Portfolio - Mezzanine Loan B (8)	32,300	-	4.4971%	30-day Libor + 2.01%	08/09/2009
National Industrial Portfolio - Mezzanine Loan C (8)	32,300	-	4.7471%	30-day Libor + 2.26%	08/09/2009
National Industrial Portfolio - Mezzanine Loan D (8)	26,200	-	5.4971%	30-day Libor + 3.01%	08/09/2009
National Industrial Portfolio - Mezzanine Loan E (8)	4,150	-	3.7076%	30-day Libor + 1.25%	08/09/2009

	435,150	431,000

Repurchase Agreements
Marketable Real Estate Securities - Repurchase Agreement (9)	-	13,261	4.2717%	30-day Libor + 0.85%	(9)
GKK I - Mezzanine Loans - Repurchase Agreement	164,979	-	4.1516%	30-day Libor + 1.50%	03/09/2011
GKK II - Mezzanine Loans - Repurchase Agreement	128,317	-	4.1516%	30-day Libor + 1.50%	03/09/2011
Fixed Rate Securities - Repurchase Agreement	8,864	-	3.5817%	30-day Libor + 1.00%	08/14/2013

	302,160	13,261

	$1,499,806	$1,008,564

(1) Represents the weighted-average interest rate for the current year to date; however, if the loan was refinanced during the year, the weighted-average interest rate is from the refinancing date to December 31, 2008.

(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2008; subject to certain conditions, the maturity dates of some loans may be extended beyond the date shown.

(3) On February 22, 2008, the Company paid off the principal and interest outstanding under the note.

(4) On April 29, 2008, the Company paid off principal and interest under short-term bridge loans and completed three-year secured financing on the referenced properties, which are shown above. Principal as of December 31, 2007, reflects the principal amount outstanding under the prior short-term bridge loans that were paid off on April 29, 2008. The borrowers under the referenced loan are co-borrowers under a single mortgage loan. The individual deeds of trust and mortgages on the respective properties securing the loan are cross-defaulted and this in effect creates cross-collateralization of the properties.

(5) On July 11, 2008, the Company amended, restated and consolidated the short-term bridge loans and completed a four-year secured financing, of the referenced properties, which is shown above. Principal as of December 31, 2007 reflects the principal amount outstanding under the prior short-term bridge loans that were rolled into the new loan on July 11, 2008. In addition, the four-year secured financing was used to partially fund the purchase price of Great Oaks Center and funds were drawn on the loan facility to partially fund the purchase of Suwanee Pointe. At the Company’s election, the interest rate on this loan may be calculated at a variable rate of the greater of 220 basis points over one-month, two-month, or three-month LIBOR by entering into a one-month, two-month, or three-month LIBOR contract, respectively, or the greater of (i) Fed Funds and 0.5% or (ii) Prime. The Company entered into an interest rate swap agreement to protect the interest rate for $119.0 million of the principal balance effectively fixing the interest rate on a majority of the loan at 6.02%. The Company intends to elect an interest rate based on 220 basis points over one-month LIBOR on the portion of the loan protected by an interest rate swap agreement as part of its hedging strategy.

(6) At the Company’s election, the interest rate on this loan may be calculated at a variable rate of Prime or 225 basis points over one-month, three-month, or six-month LIBOR by entering into a one-month, three-month, or six-month LIBOR contract, respectively. On February 5, 2009, the Company paid off the principal and interest outstanding under the note.

(7) On October 14, 2008, the Company entered into a mortgage loan of $41.0 million. At the Company’s election, the interest on the loans may be calculated at a variable rate of 240 basis points over one-month, two-month, three-month or six-month LIBOR by entering into an interest rate swap agreement to protect the interest rate. On November 5, 2008, the Company entered into an interest rate swap agreement to protect the interest rate, effectively fixing the interest rate at 4.69%. The Company intends to elect an interest rate based on 240 basis points over one-month LIBOR as part of its hedging strategy.

(8) Held through a consolidated joint venture. On March 28, 2008 and May 8, 2008, the mortgage and mezzanine loans were restructured to provide for additional debt tranches with varying interest rates. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over the 30-day LIBOR. The terms of the loan agreements provide for the right to extend the loan for three successive one-year periods upon satisfaction of certain terms and conditions. The Company intends to extend or refinance the mortgage and mezzanine loans upon the initial maturity date. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(9) On April 16, 2008, the Company paid off the principal and interest outstanding under the agreement.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

During the years ended December 31, 2008, 2007 and 2006, the Company incurred $68.3 million, $33.4 million, and $2.8 million, respectively, of interest expense. Of this amount, $3.7 million and $4.0 million were payable at December 31, 2008 and 2007, respectively.

The following is a schedule of maturities for all notes payable outstanding as of December 31, 2008 (in thousands):

2009	$463,378
2010	41,000
2011	435,513
2012	221,708
2013	112,006
Thereafter	226,201

$1,499,806

Portfolio Secured Mortgage Loan Facility

On July 11, 2008, certain of the Company’s wholly owned subsidiaries (the “Borrowers”), entered into a four-year mortgage loan agreement with an unaffiliated lender providing for a secured mortgage loan facility in the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The determination of the total amount of the Portfolio Secured Mortgage Loan Facility was based on a percentage of the appraised value of the properties in the portfolio that will serve as collateral for the facility. The maturity date of the loan is July 9, 2012, with two one-year extension options subject to certain conditions. At the Company’s election, the interest rate on this loan may be calculated at a variable rate of 220 basis points over one-month, two-month, or three-month LIBOR by entering into a one-month, two-month, or three-month LIBOR contract, respectively, or the greater of (i) Fed Funds and 0.5% or (ii) Prime. The Company has entered into an interest rate swap agreement for the $119.0 million of the $158.7 million borrowed, effectively fixing the interest rate on a majority of the loan at 6.02%. The Company intends to elect an interest rate based on 220 basis points over one-month LIBOR on the portion of the loan protected by an interest rate swap agreement as part of its hedging strategy. Proceeds from the Portfolio Secured Mortgage Loan Facility were used to pay off short-term bridge loans on 11 properties, aggregating to $139.3 million as of July 11, 2008, which now secure this loan. In addition, the Portfolio Secured Mortgage Loan Facility was used to fund $19.3 million of the purchase price of Great Oaks Center, which secures the loan, and $9.8 million was drawn on this facility to finance Suwanee Pointe, which also secures the loan. The Borrowers under the Portfolio Secured Mortgage Loan Facility are co-borrowers under a single mortgage loan agreement pursuant to which all of the Borrowers’ assets make up a collateral pool. All of the deeds of trust and mortgages on the properties securing the Portfolio Secured Mortgage Loan Facility are cross-defaulted and this in effect creates cross-collateralization of all the properties. The following properties secure the loan: Hartman Business Center One, Cardinal Health, Corporate Express, Rickenbacker IV – Medline, Plainfield Business Center, Crystal Park II – Buildings D & E, Park 75 – Dell, Advo-Valassis, the Nashville Flex Portfolio, Patrick Henry Corporate Center, Rivertech I and II, Suwanee Pointe and Great Oaks Center.

Financings Related to the Investment in the GKK Mezzanine Loans

In connection with the Company’s acquisition of the GKK Mezzanine Loan on August 22, 2008, the Company, through indirect wholly owned subsidiaries, entered into two repurchase agreements with Goldman Sachs Mortgage Company (“Goldman”) and Citigroup Financial Products Inc. (“Citigroup”). Together, the two repurchase agreements encumber the Company’s entire ownership interest in the GKK Mezzanine Loan and financed $297.6 million of the Company’s cost of acquiring the GKK Mezzanine Loan. As of December 31, 2008, the outstanding balance on the repurchase agreement with Goldman is $165.0 million and the outstanding balance on the repurchase agreement with Citigroup is $128.3 million.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

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

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Accounts payable and other accrued liabilities	$14,393	$9,052
Accrued interest expense	3,707	4,027
Real estate taxes payable	6,631	3,490

	$24,731	$16,569

12.	OTHER LIABILITIES

Other liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Tenant security deposits	$5,164	$3,952
Interest rate swap agreements	8,354	-
Prepaid rent and other	8,834	2,977

	$22,352	$6,929

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

13.	DERIVATIVE INSTRUMENTS

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2008 and December 31, 2007. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

					Fair Value of Asset (Liability)
	Notional Value	Interest Rate	Effective Date	Maturity Date	December 31,
					2008	2007
Interest Rate Cap (1)	$405,000	5.75%	08/08/2007	08/15/2010	$8	$308
Interest Rate Cap (1)	46,000	6.00%	08/08/2007	08/15/2009	-	2
Interest Rate Cap (2)	400,000	4.00%	10/03/2008	02/15/2009	-	-
Interest Rate Floor (3)	83,721	4.50%	01/30/2008	08/09/2009	1,925	-
Interest Rate Floor (3)	60,279	4.50%	01/30/2008	08/09/2009	1,386	-
Interest Rate Floor (3)	15,850	4.50%	03/09/2008	08/09/2009	368	-
Interest Rate Swap (4)	119,037	3.82%	07/11/2008	07/11/2012	(7,511)	-
Interest Rate Swap (5)	41,000	2.29%	11/05/2008	10/14/2010	(843)	-

	$1,170,887				$(4,667)	$310

(1) The Company has not designated either of these contracts as cash flow hedges for accounting purposes. The interest rate caps have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of December 31, 2008. The loss resulting from the decrease in fair value of the interest rate caps for the years ended December 31, 2008 and 2007 of approximately $302,000 and $1.5 million, respectively, is reflected on the accompanying consolidated statements of operations as an unrealized loss on derivative instruments. The Company marks the interest rate cap agreements to their estimated fair values at each balance sheet date and records the changes in fair value in the consolidated statement of operations.

(2) The Company designated the interest rate cap as a cash flow hedge. The interest rate cap has been recorded at its estimated fair value in the accompanying consolidated balance sheet as of December 31, 2008. Changes in the fair value of the effective portion of the interest rate cap designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the year ended December 31, 2008 relating to the fair value adjustment of the interest rate cap amounted to $120,000.

(3) The Company designated each of these three interest rate floor agreements as cash flow hedges. The interest rate floor agreements have been recorded at their estimated fair value in the accompanying consolidated balance sheet as of December 31, 2008. Changes in the fair value of the effective portion of the interest rate floor agreements designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the year ended December 31, 2008 relating to the fair value adjustments of the three interest rate floor agreements amounted to approximately $1.9 million. During the year ended December 31, 2008, the Company also amortized, as an offset to interest income, the cost of the interest rate floor agreements of approximately $2.7 million.

(4) The Company designated the interest rate swap as a cash flow hedge. The interest rate swap effectively fixes the interest rate on $119,037,000 of debt at 6.02% based on a LIBOR swap rate of 3.815%. Changes in the fair value of the effective portion of the interest rate swap designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the year ended December 31, 2008 relating to the fair value adjustments of the interest rate swap agreement amounted to $7.5 million.

(5) The Company designated the interest rate swap as a cash flow hedge. The interest rate swap effectively fixes the interest rate on $41,000,000 of debt at 4.69% based on a LIBOR swap rate of 2.29%. Changes in the fair value of the effective portion of the interest rate swap designated as hedges are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. Other comprehensive loss for the year ended December 31, 2008 relating to the fair value adjustments of the interest rate swap agreement amounted to $843,000.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the Company’s financial statements, for which it is practicable to estimate that value. SFAS 107 defines the fair value of a financial instrument as the amount at which such financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation. For certain of the Company’s financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, fair values are based upon management’s estimates using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. These techniques are significantly affected by the assumptions used, including the discount rate and the estimated future cash flows. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances reasonably approximate their fair values due to the short maturities of these items.

Marketable securities: These investments are presented on a held-for-sale basis and are presented at fair value. The fair values were obtained from a securities dealer. See Note 7, “Marketable Real Estate Securities.”

Real estate loans receivable: These instruments are presented at the amortized cost net of loan loss reserves recorded under SFAS 114 and SFAS 5 and not at fair value. The fair values were estimated by using certain institutional purchaser yield requirements for loans with similar credit characteristics.

Derivative instruments: These instruments are recorded at fair value. The fair value was obtained from a third party valuation. See Note 13, “Derivative Instruments.”

Notes Payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for similar instruments.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

	December 31, 2008 (amounts in thousands)			December 31, 2007 (amounts in thousands)
	Carrying Amount	Face Value	Fair Value	Carrying Amount	Face Value	Fair Value
Financial assets:
Marketable securities	$13,420	$99,727	$13,420	$15,600	$17,770	$15,600
Real estate loans receivable (1)	$1,011,457	$1,073,295	$861,407	$215,613	$227,050	$218,920
Financial liabilities:
Notes payable	$1,499,806	$1,499,806	$1,424,437	$1,008,564	$1,008,564	$980,122

(1) Face value of real estate loans receivable is net of unfunded commitments.

Disclosure of fair value of financial instruments is based on pertinent information available to the Company at December 31, 2008. Prices of financial instruments have been fluctuating significantly in response to the continuing deterioration of the credits markets. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

The Company adopted SFAS 157 on January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework required for the valuation of financial investments uses a three-tiered approach. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require significant adjustment by the Company to derive a fair value measurement. Additionally, in an inactive market, market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. Fair value measurements based on quotes that do not reflect the result of market transactions or that are based on information available only to the parties providing such quotes are classified as Level 3 inputs in accordance with FSP 157-3.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

At December 31, 2008, the Company held the following financial instruments measured under the SFAS 157 hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Real Estate Securities	$13,420	$-	$-	$13,420
Derivative Instruments	$(4,667)	$-	$(4,667)	$-

As of December 31, 2008, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. The dealer utilizes a proprietary valuation model that contains unobservable inputs as defined by SFAS 157. As such, the Company classifies these inputs as Level 3 inputs.

As of December 31, 2008, the Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

As of December 31, 2008, the Company based its fair value measurements of the derivative instruments on valuations provided by a third party expert, who utilizes proprietary valuation models that primarily rely on observable market data inputs. As such, the Company classifies these inputs as Level 2 inputs.

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having fair value measurements based on significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

For the Year Ended December 31, 2008
Balance, December 31, 2007	$-
Realized losses included in net income (loss)	(43,051)
Unrealized losses reclassified from other comprehensive income (loss) to earnings	8,212
Accretion of discounts on purchase of marketable real estate securities	531
Purchases, issuances and settlements	-
Transfers in and/or (out) of Level 3	47,728

Balance, December 31, 2008	$13,420

Unrealized loss included in other comprehensive income (loss)	$-

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

15.	RELATED PARTY TRANSACTIONS

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

Pursuant to the terms of the agreements described above, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2008, 2007 and 2006, respectively, and any related amounts payable as of December 31, 2008 and 2007 (in thousands):

	Incurred			Payable
	2008	2007	2006	2008	2007
Expensed
Asset management fees	$17,508	$5,095	$369	$2,844	$2,215
Reimbursement of operating expenses	-	-	212	-	-

Additional Paid-in Capital
Selling commissions (1)	48,979	41,434	6,319	-	337
Dealer manager fees (1)	30,100	25,527	3,922	-	232
Reimbursable other offering costs (1) (2)	2,918	4,338	3,773	-	156

Capitalized
Acquisition fees (3)	9,686	10,318	1,696	-	-
Advances from Advisor (4)	-	700	900	1,600	1,600

	$109,191	$87,412	$17,191	$4,444	$4,540

(1) Selling commissions, dealer manager fees and reimbursable other offering costs are charged as incurred against stockholders’ equity in the accompanying consolidated financial statements.

(2) Reimbursable other offering costs represent the portion of the Company’s organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed by the Company. The Company has recorded organization and offering costs (other than selling commissions and dealer manager fees) related to the Offering of $4.5 million, $7.5 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, including both organization and offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company, which were or will be subsequently reimbursed by the Company.

(3) Represents acquisition fees related to purchases of real estate and real estate-related investments during the three years ended December 31, 2008. The acquisition fees for the real estate loans receivable are included in the real estate loans receivable, net, in the accompanying consolidated financial statements and amortized over the life of the loans.

(4) In order that the Company’s investors could begin earning cash distributions, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending March 31, 2009 exceeds the amount of the Company’s Funds from Operations (as defined below) from January 1, 2006 through March 31, 2009. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007. The Advisory Agreement, as amended, defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2008.

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

No dealer manager fee is payable on shares issued under the ongoing dividend reinvestment plan offering.

Reimbursement of Organization and Offering Expenses	The Company reimburses the Advisor or its affiliates for organization and offering expenses (as discussed in Note 2) incurred by the Advisor or its affiliates on behalf of the Company to the extent that reimbursement would not cause selling commissions, dealer manager fees and organization and other offering expenses borne by the Company to exceed 15% of gross offering proceeds as of the date of reimbursement.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Form of Compensation	Amount
Acquisition Fee	The Company pays the Advisor 0.75% of the purchase price of investments acquired, including acquisition expenses and any debt attributable to such investments.

Asset Management Fee (1)	The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate and real estate-related investments made by the Company and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments, provided that with respect to the Company’s investment in the Joint Venture that owns the National Industrial Portfolio, the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the Joint Venture investment, which equals the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the Joint Venture, inclusive of expenses related thereto, and the amount of any outstanding debt associated with such properties and the Joint Venture and (ii) the percentage that represents the Company’s economic interest in the Joint Venture. The Advisor may also earn a performance fee related to the joint venture investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the Joint Venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement, as amended). As of December 31, 2008, the Company’s operations were sufficient to meet the Funds from Operations condition per the Advisory Agreement. As a result, as of December 31, 2008, the Company had accrued for incurred but unpaid performance fees of $2.8 million. Although these performance fees have been incurred as of December 31, 2008, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of December 31, 2008, $1.6 million of advances from the Advisor remain unpaid.

Reimbursement of Operating Expenses (1)	The Company may reimburse certain operating expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, personnel costs, utilities and IT costs. However, the Company does not reimburse the Advisor or its affiliates for personnel costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees.

Disposition Fee	For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliate a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.

Subordinated Participation in Net Cash Flows (1)	After investors receive a return of their net capital contributions and an 8.0% per year cumulative, noncompounded return, the Advisor is entitled to receive 15.0% of the net cash flows produced by the Company, whether from continuing operations, net sale proceeds or otherwise.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Form of Compensation	Amount
Subordinated Incentive Listing Fee	Upon listing the Company’s common stock on a national securities exchange, the Advisor or its affiliates will receive 15% of the amount by which (1) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing exceeds (2) the sum of invested capital and the amount of cash flow necessary to generate an 8.0% per year cumulative, noncompounded return to stockholders.

Stock-based Compensation Awards (1)	The Company may issue stock-based awards to affiliates of the Advisor. As of December 31, 2008, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

(1) The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the years ended December 31, 2008 and 2007.

“Average invested assets” means the average monthly book value of the Company’s assets during the 12-month period before deducting depreciation, bad debts or other noncash reserves.

“Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company’s operation, including advisory fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company’s stock; (b) interest payments; (c) taxes; (d) noncash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; and (f) acquisition fees, acquisition expenses (including expenses relating to potential acquisitions that the Company does not close), real estate commissions on the resale of property and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). To the extent the Advisor receives the fee described above at “Subordinated Participation in Net Cash Flows” and such fee is derived from cash flows other than net sales proceeds, that fee may be limited by the restriction on “total operating expenses.” In addition, stock-based awards treated as an expense under GAAP will count, toward the restriction on “total operating expenses.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

16.	MINORITY INTEREST

On August 8, 2007, the Company entered into an operating agreement with New Leaf Industrial Partners Fund, L.P. (“New Leaf”) for the Joint Venture (the “Operating Agreement”). The purpose of the Joint Venture, which is managed by New Leaf, is to invest in 23 industrial properties and hold a master lease with a remaining term of approximately 14.25 years with respect to another industrial property (collectively, the “National Industrial Portfolio”). The Company made an initial capital contribution of $85.5 million and holds an 80% membership interest in the Joint Venture. New Leaf made an initial capital contribution of $21.4 million and owns a 20% membership interest in the Joint Venture. Pursuant to the Operating Agreement, the Company and New Leaf may be required to make additional capital contributions to the Joint Venture to fund operating reserves or expenses approved in the budget or business plan.

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

The Company concluded that the Joint Venture meets the definition of a variable interest entity under FIN 46R and it is the primary beneficiary of the Joint Venture. Therefore, the Company consolidates the Joint Venture in its financial statements and records as minority interest the portion of the Joint Venture not owned by the Company.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

17.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for years ended December 31, 2008 and 2007, as if all the Company’s material acquisitions completed during the years ending December 31, 2008 and December 31, 2007 were consummated on the same terms at the beginning of each year. As of December 31, 2008, the Company owned 22 office buildings, one light industrial property, three corporate research buildings, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties, and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14.25 years with respect to another industrial property. In addition, the Company owns seven mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and two first mortgage loans. The Company has also originated three secured loans and one mezzanine loan and holds two investments in securities directly or indirectly backed by commercial mortgage loans. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred at the beginning of each year, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Year Ended December 31,
	2008	2007
Revenues	$335,154	$309,017

Depreciation and amortization	$(102,939)	$(82,879)

Net income (loss)	$(91,352)	$39,050

Net Income (loss) per common share	$(0.63)	$0.27

Weighted-average number of common shares outstanding	145,138,315	145,138,315

18.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash disclosures were as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$60,760	$27,068	$1,987

Supplemental Disclosure of Non-Cash Transactions:
(Decrease) increase in subscription receivable	$(3,704)	$3,704	$-

(Decrease) increase in commissions on stock sales and related dealer manager fees due to affiliates	$(569)	$569	$-

(Decrease) increase in other offering costs due to affiliates	$(156)	$20	$136

Increase in distributions payable	$5,592	$4,953	$582

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$55,691	$15,228	$369

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

19.	SEGMENT INFORMATION

The Company presently operates in two business segments: real estate investments and real estate-related investments. Under the real estate investments segment, the Company invests primarily in office and industrial properties located throughout the United States. Under the real estate-related investments segment, the Company invests in and originates mezzanine loans, mortgage loans and other real estate-related assets, including mortgage-backed securities and other structured finance investments. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 2).

The Company evaluates the performance of its segments based upon net operating income (“NOI”) which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements, interest and other income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees, loan servicing fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with management of the asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related assets and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented below may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2008, 2007 and 2006, and total assets and total liabilities for each reportable segment as of December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Total Revenues
Real Property Investments	$199,938	$81,215	$5,154
Real Estate-Related Investments	78,615	15,463	781
Corporate-Level Accounts	4,088	3,624	313

	$282,641	$100,302	$6,248

NOI
Real Property Investments	$60,281	$21,746	$628
Real Estate-Related Investments	68,474	12,853	353
Corporate-Level Accounts	49	1	(142)

	$128,804	$34,600	$839

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

	December 31,
	2008	2007
Total Assets
Real Property Investments Segment	$1,981,705	$1,527,523
Real Estate-Related Investments Segment	937,815	233,868
Corporate-Level Accounts (1)	9,030	55,103

Consolidated Total Assets	$2,928,550	$1,816,494

Total Liabilities
Real Property Investments Segment	$1,286,888	$1,052,471
Real Estate-Related Investments Segment	302,610	13,263
Corporate-Level Accounts (2)	15,953	11,445

Consolidated Total Liabilities	$1,605,451	$1,077,179

(1) Total assets in the corporate-level accounts consisted primarily of offering proceeds being held in the form of cash and cash equivalents of approximately $8.7 million and $53.5 million as of December 31, 2008 and 2007, respectively. Cash and cash equivalents as of December 31, 2008 are comprised of reserves for operations and future capital and leasing costs on existing real estate. Cash and cash equivalents as of December 31, 2007 were held primarily for the acquisition or origination of future real estate and real estate-related investments.

(2) As of December 31, 2008 and 2007, total liabilities in the corporate-level accounts consisted primarily of amounts due to affiliates for commissions, dealer manager fees, reimbursements of organizational and offering costs, accruals for legal and accounting fees and distributions payable.

The following table reconciles the Company’s net loss to its net operating income for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	Years ended December 31,
	2008	2007	2006
Net loss	$(120,627)	$(7,198)	$(2,571)
General and administrative expenses	5,568	4,126	1,202
Depreciation and amortization	97,021	42,916	2,538
Provision for loan losses	104,000	-	-
Other-than-temporary impairment of marketable real estate securities	50,079	-	-
Interest income	(4,335)	(3,995)	(330)
Loss on derivative instruments	303	1,524	-
Minority interest in loss of consolidated entity	(3,205)	(2,773)	-

Net operating income	$128,804	$34,600	$839

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

20.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$57,578	$64,563	$80,189	$80,311
Net income (loss)	$2,188	$1,774	$13,788	$(138,377)
Income (loss) per common share, basic and diluted	$0.02	$0.01	$0.08	$(0.78)
Distributions declared per common share (1)	$0.17	$0.17	$0.18	$0.18

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,366	$14,534	$29,802	$46,600
Net income (loss)	$(1,633)	$1,862	$(1,414)	$(6,013)
Income (loss) per common share, basic and diluted	$(0.10)	$0.05	$(0.02)	$(0.08)
Distributions declared per common share (1)	$0.17	$0.17	$0.18	$0.18

(1) Distributions declared per common share assumes the share was issued and outstanding each day during the respective quarterly period from January 1, 2007 through December 31, 2008. Each day during the period from January 1, 2007 through December 31, 2008 was a record date for distributions.

21.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of properties and other investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other sources.

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of December 31, 2008.

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

December 31, 2008

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

22.	SUBSEQUENT EVENTS

Distributions Paid

On January 15, 2009, the Company paid distributions of approximately $10.5 million, which related to distributions declared for each day in the period from December 1, 2008 through December 31, 2008. On February 17, 2009, the Company paid distributions of approximately $10.5 million related to distributions declared for each day in the period from January 1, 2009 through January 31, 2009, and on March 16, 2009, the Company paid distributions of approximately $9.5 million related to distributions declared for each day in the period from February 1, 2009 through February 28, 2009.

Distributions Declared

On January 27, 2009, the Company’s board of directors declared a daily distribution for the period from February 1, 2009 through February 28, 2009, which the Company paid in March 2009 and a daily distribution for the period from March 1, 2009 through March 31, 2009, which the Company expects to pay in April 2009. On March 25, 2009, the Company’s board of directors declared a daily distribution for the period from April 1, 2009 through April 30, 2009, which distribution the Company expects will be paid in May 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending April 30, 2009 exceeds the amount of the Company’s funds from operations (as defined by the Company’s advisory agreement) from January 1, 2006 through April 30, 2009, see Note 15, “Related Party Transactions.”

Subsequent Investments and Financings

Small Portfolio Mortgage Loan Facility

On February 5, 2009, certain of the Company’s wholly owned subsidiaries (the “Borrowers”) entered into a three-year mortgage loan agreement with an unaffiliated lender related to the following properties that secure the loan: North Creek Parkway Center, City Gate Plaza, the University Park Building and Meridian Tower. The principal amount of the facility is $54.0 million (the “Small Portfolio Mortgage Loan Facility”). As of February 5, 2009, $45.7 million had been disbursed to the Company and up to $8.3 million is available for a one-time future disbursement, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is March 1, 2012, with a one-year extension option subject to certain conditions. The Small Portfolio Mortgage Loan Facility bears interest at a floating rate of 275 basis points over 30-day LIBOR (or, at the Borrower’s election, over three-month LIBOR or six-month LIBOR). The Company has entered into an interest rate swap in order to hedge the floating interest rate applicable to certain amounts borrowed under the Small Portfolio Mortgage Loan Facility, which effectively fixes the interest rate at approximately 5% with respect to $45,700,000 of the amount borrowed under the Small Portfolio Mortgage Loan Facility through but excluding March 1, 2012. From March 1, 2012 through but excluding March 1, 2013, the swap effectively fixes its interest rate at approximately 5% with respect to $34,275,000 of the amount borrowed under the Small Portfolio Mortgage Loan Facility. The Borrowers under the Small Portfolio Mortgage Loan Facility are co-borrowers under a single mortgage loan agreement pursuant to which all of the Borrowers’ assets make up a collateral pool. All of the deeds of trust and mortgage on the properties securing the Small Portfolio Mortgage Loan Facility are cross-defaulted and this in effect creates cross-collateralization of all the properties.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008

Share Redemption Program

On March 25, 2009, the Company’s board of directors approved an amended and restated share redemption program. Pursuant to the amended and restated share redemption program, the limitations on the Company’s ability to redeem shares are as follow:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the program), the Company may not redeem shares until the stockholder has held his or her shares for one year.

•

During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year less amounts the Company deems necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to the Company’s investments in real estate properties; reserves required by financings of the Company’s investments in real estate properties; and funding obligations under the Company’s real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with the stockholder’s death or qualifying disability (as defined in the plan), the Company will honor such redemptions to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

The Company may amend, suspend or terminate the program upon 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to its stockholders. The amended and restated share redemption program will become effective on April 26, 2009.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2008 Allowance for doubtful accounts	$234	$531	$(5)	$760
Reserve for loan losses	-	104,000	-	104,000

Year Ended December 31, 2007 Allowance for doubtful accounts	$14	$220	$-	$234

Year Ended December 31, 2006 Allowance for doubtful accounts	$-	$14	$-	$14

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2008

(dollar amounts in thousands)

				Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Sabal Pavilion Building	Tampa, FL	100%	$14,700	$3,245	$22,455	$25,700	$325	$3,245	$22,780	$26,025	$3,840	1998	07/07/2006
Plaza in Clayton	Saint Louis, MO	100%	62,200	2,793	91,162	93,955	2,138	2,793	92,242	95,035	9,412	2001	09/27/2006
Southpark Commerce Center II Buildings	Austin, TX	100%	18,000	3,100	26,904	30,004	387	3,100	26,242	29,342	2,755	2000	11/21/2006
825 University Avenue Building	Norwood, MA	100%	19,000	4,165	27,087	31,252	16	4,165	27,103	31,268	2,683	2004/2006	12/05/2006
Midland Industrial Buildings	McDonough, GA	100%	24,050	5,040	30,504	35,544	74	5,040	30,578	35,618	2,200	2000	12/22/2006
Crescent Green Buildings	Cary, NC	100%	32,400	6,200	42,508	48,708	131	6,200	41,568	47,768	3,748	1996/1997/1998	01/31/2007
625 Second Street Building	San Francisco, CA	100%	33,700	8,400	43,430	51,830	57	8,400	43,487	51,887	4,529	1906/1999	01/31/2007
Sabal VI Building	Tampa, FL	100%	11,040	2,600	14,917	17,517	145	2,600	14,725	17,325	1,094	1988	03/05/2007
The Offices at Kensington	Sugar Land, TX	100%	18,500	1,575	27,161	28,736	834	1,575	27,586	29,161	1,999	1998	03/29/2007
Royal Ridge Building	Alpharetta, GA	100%	21,718	3,500	33,166	36,666	229	3,500	33,372	36,872	2,533	2001	06/21/2007
9815 Goethe Road Building	Sacramento, CA	100%	-	2,043	15,180	17,223	55	2,043	15,235	17,278	1,162	1992	06/26/2007
Bridgeway Technology Center	Newark, CA	100%	26,824	11,299	34,705	46,004	110	11,299	34,815	46,114	3,162	1996	06/27/2007
Opus National Industrial Portfolio	Various	100%	69,277	18,455	110,149	128,604	308	18,455	110,458	128,913	7,258	Various	07/25/2007
National Industrial Portfolio	Various	80%	435,150	71,468	452,255	523,723	4,191	71,180	444,302	515,482	36,691	Various	08/08/2007
Plano Corporate Center I & II	Plano, TX	100%	30,591	5,344	45,273	50,617	1,405	5,344	46,465	51,809	3,173	1999/2001	08/28/2007
2200 West Loop South Building	Houston, TX	100%	17,426	7,446	31,015	38,461	1,617	7,446	32,409	39,855	2,114	1974/2000	09/05/2007
ADP Plaza	Portland, OR	100%	20,900	5,100	28,755	33,855	300	5,100	29,055	34,155	2,352	1981	11/07/2007
Woodfield Preserve Office Center	Schaumburg, IL	100%	80,000	7,001	121,603	128,604	721	7,001	121,585	128,586	9,868	2001	11/13/2007
Nashville Flex Portfolio	Nashville, TN	100%	29,728	8,350	46,441	54,791	507	8,350	46,049	54,399	3,154	Various	11/15/2007
Patrick Henry Corporate Center	Newport News, VA	100%	10,175	5,050	13,900	18,950	132	5,050	13,927	18,977	1,254	1989	11/29/2007
South Towne Corporate Center I and II	Sandy, UT	100%	22,500	4,600	45,921	50,521	1,042	4,600	45,211	49,811	1,860	1999/2006	11/30/2007
Rivertech I and II	Billerica, MA	100%	25,025	3,931	42,111	46,042	19	3,931	42,130	46,061	1,778	1983/2001,2007	02/20/2008
Suwanee Pointe	Suwanee, GA	100%	9,790	2,030	16,185	18,215	-	2,030	16,185	18,215	479	2008	05/22/2008
Millennium I Building	Addison, TX	100%	28,228	3,350	71,657	75,007	854	3,350	72,511	75,861	2,854	2000	06/05/2008
Tysons Dulles Plaza	McLean, VA	100%	76,375	38,839	121,210	160,049	864	38,839	121,803	160,642	4,104	1986-1990	06/06/2008
Great Oaks Center	Alpharetta, GA	100%	19,349	7,743	28,330	36,073	430	7,743	28,270	36,013	680	1999	07/18/2008
University Park Buildings	Sacramento, CA	100%	-	4,520	22,029	26,549	26	4,520	22,055	26,575	633	1981	07/31/2008
Meridian Tower	Tulsa, OK	100%	-	2,050	16,728	18,778	202	2,050	16,628	18,678	667	1982	08/18/2008
North Creek Parkway Center	Bothell, WA	100%	-	11,200	30,755	41,955	7	11,200	30,687	41,887	1,371	1986-1987	08/28/2008
Five Tower Bridge Building	West Conshohocken, PA	100%	41,000	10,477	65,689	76,166	23	10,477	65,712	76,189	1,075	2001	10/14/2008
City Gate Plaza	Sacramento, CA	100%	-	2,880	18,895	21,775	3	2,880	18,895	21,775	203	1988-1990	11/25/2008

	TOTAL		$1,197,646	$273,794	$1,738,080	$2,011,874	$17,152	$273,506	$1,734,070	$2,007,576	$120,685

(1)	Building and improvements include tenant origination and absorption costs.
(2)	The aggregate cost of real estate (in thousands) for federal income tax purposes was $1,994,213.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

(CONTINUED)

December 31, 2008

(dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation and Amortization
Balance at December 31, 2005
Acquisitions	$216,455	$2,537
Improvements	149	1
Sales	-	-

Balance at December 31, 2006	$216,604	$2,538

Acquisitions	$1,274,810	$42,865
Improvements	3,593	41
Sales	-	-

Balance at December 31, 2007	$1,495,007	$45,444

Acquisitions	$520,609	$13,842
Improvements	13,410	82,849
Fully Depreciated and Amortized	(21,450)	(21,450)
Sales	-	-

Balance at December 31, 2008	$2,007,576	$120,685

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 27, 2009.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ CHARLES J. SCHREIBER, JR.	Chairman of the Board,	March 27, 2009
Charles J. Schreiber, Jr.	Chief Executive Officer and Director

/S/ DAVID E. SNYDER	Chief Financial Officer	March 27, 2009
David E. Snyder

/S/ PETER MCMILLAN III	Executive Vice President,	March 27, 2009
Peter McMillan III	Treasurer, Secretary and Director

/S/ STACIE K. YAMANE	Chief Accounting Officer	March 27, 2009
Stacie K. Yamane

/S/ HANK ADLER	Director	March 27, 2009
Hank Adler

/S/ BARBARA R. CAMBON	Director	March 27, 2009
Barbara R. Cambon

/S/ STUART A. GABRIEL, PH.D.	Director	March 27, 2009
Stuart A. Gabriel, Ph.D.