Form 10-Q
period 2009-03-31
KBS Real Estate Investment Trust, Inc.
filed 2009-05-13
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 7, 2009, there were 176,777,617 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

March 31, 2009

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Real estate:
Land	$273,506	$273,506
Buildings and improvements	1,561,124	1,562,015
Tenant origination and absorption costs	163,269	172,055

Total real estate, at cost	1,997,899	2,007,576
Less accumulated depreciation and amortization	(138,441)	(120,685)

Total real estate, net	1,859,458	1,886,891
Real estate loans receivable, net	889,828	907,457
Real estate securities	8,523	13,420

Total real estate and real estate-related investments, net	2,757,809	2,807,768
Cash and cash equivalents	45,321	45,639
Restricted cash	5,471	5,471
Rents and other receivables, net	27,208	17,223
Above-market leases, net	17,895	19,491
Deferred financing costs, prepaid expenses and other assets	35,163	32,958

Total assets	$2,888,867	$2,928,550

Liabilities and equity
Notes payable	$1,215,289	$1,197,646
Repurchase agreements	292,520	302,160
Accounts payable and accrued liabilities	26,919	24,731
Due to affiliates	5,212	4,444
Distributions payable	10,552	10,545
Below-market leases, net	39,469	43,573
Other liabilities	18,209	22,352

Total liabilities	1,608,170	1,605,451

Commitments and contingencies (Note 18)
Redeemable common stock	49,071	55,907
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 176,239,794 and 177,002,778 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,762	1,770
Additional paid-in capital	1,528,228	1,528,718
Cumulative distributions and net losses	(301,284)	(268,808)
Accumulated other comprehensive loss	(7,875)	(6,539)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	1,220,831	1,255,141
Noncontrolling interest	10,795	12,051

Total equity	1,231,626	1,267,192

Total liabilities and equity	$2,888,867	$2,928,550

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental income	$48,587	$34,327
Tenant reimbursements	10,916	9,844
Interest income from real estate loans receivable	18,517	12,003
Interest income from real estate securities	1,134	248
Parking revenues and other operating income	718	593
Other interest income	75	564

Total revenues	79,947	57,579

Expenses:
Operating, maintenance, and management	12,589	8,268
Real estate taxes, property-related taxes, and insurance	7,347	5,882
Asset management fees to affiliate	5,692	2,777
General and administrative expenses	1,604	1,239
Depreciation and amortization	30,882	22,377
Interest expense	15,775	15,849
Provision for loan losses	3,057	-
Other-than-temporary impairments of real estate securities	5,067	-
Loss on derivative instruments	6	169

Total expenses	82,019	56,561

Net (loss) income	(2,072)	1,018
Net loss attributable to noncontrolling interest	221	1,170

Net (loss) income attributable to common stockholders	$(1,851)	$2,188

Net (loss) income per common share, basic and diluted	$(0.01)	$0.02

Weighted-average number of common shares outstanding, basic and diluted	177,410,965	97,812,591

Distributions declared per common share	$0.17	$0.17

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2008 and Three Months Ended March 31, 2009 (unaudited)

(dollars in thousands)

	KBS Real Estate Investment Trust, Inc. Stockholders

				Cumulative
				Distributions	Accumulated
			Additional	and	Other	Total
	Common Stock		Paid-in	Net Income	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amounts	Capital	(Losses)	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2007	86,051,975	$860	$751,582	$(43,917)	$(2,085)	$706,440	$18,230	$724,670
Comprehensive loss:
Net loss	-	-	-	(120,627)	-	(120,627)	(3,205)	(123,832)
Reclassification to income of unrealized losses on real estate securities	-	-	-	-	2,085	2,085	-	2,085
Unrealized loss on derivative instruments	-	-	-	-	(6,539)	(6,539)	(24)	(6,563)

Total comprehensive loss						(125,081)	(3,229)	(128,310)
Noncontrolling interest contribution	-	-	-	-	-	-	80	80
Distributions to noncontrolling interest	-	-	-	-	-	-	(3,030)	(3,030)
Issuance of common stock	92,486,201	925	916,398	-	-	917,323	-	917,323
Redemptions of common stock	(1,535,398)	(15)	(14,413)	-	-	(14,428)	-	(14,428)
Additions to redeemable common stock	-	-	(41,263)	-	-	(41,263)	-	(41,263)
Distributions declared	-	-	-	(104,264)	-	(104,264)	-	(104,264)
Commissions on stock sales and related dealer manager fees	-	-	(79,079)	-	-	(79,079)	-	(79,079)
Other offering costs	-	-	(4,507)	-	-	(4,507)	-	(4,507)

Balance, December 31, 2008	177,002,778	1,770	1,528,718	(268,808)	(6,539)	1,255,141	12,051	1,267,192
Comprehensive loss:
Net loss	-	-	-	(1,851)	-	(1,851)	(221)	(2,072)
Unrealized loss on derivative instruments	-	-	-	-	(1,336)	(1,336)	-	(1,336)

Total comprehensive loss						(3,187)	(221)	(3,408)
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,035)	(1,035)
Issuance of common stock	1,786,844	18	16,956	-	-	16,974	-	16,974
Redemptions of common stock	(2,549,828)	(26)	(23,785)	-	-	(23,811)	-	(23,811)
Decrease in redeemable common stock	-	-	6,836	-	-	6,836	-	6,836
Distributions declared	-	-	-	(30,625)	-	(30,625)	-	(30,625)
Commissions on stock sales and related dealer manager fees	-	-	(432)	-	-	(432)	-	(432)
Other offering costs	-	-	(65)	-	-	(65)	-	(65)

Balance, March 31, 2009	176,239,794	$1,762	$1,528,228	$(301,284)	$(7,875)	$1,220,831	$10,795	$1,231,626

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(2,072)	$1,018
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,882	22,377
Amortization of investment in master lease	215	215
Interest accretion on real estate loans receivable, net	(1,923)	(3,426)
Interest accretion on real estate securities, net	(171)	(2)
Provision for loan losses	3,057	-
Other-than-temporary impairment of real estate securities	5,067	-
Deferred rent	(1,280)	(1,507)
Allowance for doubtful accounts	325	304
Amortization of deferred financing costs	1,625	1,903
Amortization of above- and below-market leases, net	(2,508)	(1,822)
Amortization of cost of derivative instruments	886	346
Unrealized loss on derivative instruments	6	169
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	-	349
Rents and other receivables	(4,791)	(5,079)
Prepaid expenses and other assets	(5,105)	(2,066)
Accounts payable and accrued liabilities	(1,776)	(1,015)
Due to affiliates	768	-
Other liabilities	(5,425)	(2,305)

Net cash provided by operating activities	17,780	9,459

Cash Flows from Investing Activities:
Acquisitions of real estate	-	(45,754)
Additions to real estate	(3,507)	(3,362)
Investments in real estate loans receivable	-	(168,986)
Principal repayments on real estate loans receivable	17,884	-
Advances on real estate loans receivable	(1,389)	(3,674)
Increase in restricted cash for capital expenditures	-	595

Net cash provided by (used in) investing activities	12,988	(221,181)

Cash Flows from Financing Activities:
Proceeds from notes payable	45,871	114,344
Principal payments on note payable	(28,228)	(91,500)
Principal payments on repurchase agreements	(9,640)	-
Purchase of derivative instruments	-	(2,524)
Payments of deferred financing costs	(601)	(392)
Proceeds from issuance of common stock	-	273,067
Payments to redeem common stock	(23,312)	(1,365)
Payments of commissions on stock sales and related dealer manager fees	(432)	(23,262)
Payments of other offering costs	(65)	(1,059)
Distributions paid to common stockholders	(13,644)	(7,054)
Distributions paid to noncontrolling interest	(1,035)	(381)

Net cash (used in) provided by financing activities	(31,086)	259,874

Net (decrease) increase in cash and cash equivalents	(318)	48,152
Cash and cash equivalents, beginning of period	45,639	67,337

Cash and cash equivalents, end of period	$45,321	$115,489

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1.	ORGANIZATION

    KBS Real Estate Investment Trust, Inc. (the “Company”) was formed on June 13, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year that ended December 31, 2006. Substantially all of the Company’s assets are held by, and the Company conducts substantially all of its operations through, KBS Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company is the sole general partner of and directly owns a 99% partnership interest in the Operating Partnership. The Company’s wholly owned subsidiary, KBS REIT Holdings LLC, a Delaware limited liability company (“KBS REIT Holdings”), owns the remaining 1% partnership interest in the Operating Partnership and is its sole limited partner.

    The Company owns a diverse portfolio of real estate and real estate-related investments. The primary types of real estate properties the Company has invested in include office and industrial properties located throughout the United States. All such real estate properties may be acquired directly by the Company or the Operating Partnership, though the Company may invest in other entities that make similar investments. The Company’s real estate-related investments include mezzanine loans, mortgage loans and mortgage-backed securities and the Company may make investments in other real estate-related assets, including other structured finance investments. As of March 31, 2009, the Company owned 64 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage loans. The 64 real estate properties total approximately 20.8 million rentable square feet, including properties held through a consolidated joint venture. The real estate portfolio includes 22 office properties, six industrial properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 institutional quality industrial properties and holds a master lease with a remaining term of 14 years with respect to another industrial property. In addition, the Company owns eight mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT, five mortgage loans and holds two investments in securities directly or indirectly backed by commercial mortgage loans.

    Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor dated November 8, 2008, as amended (the “Advisory Agreement”), in effect through November 8, 2009. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.

    On January 27, 2006, the Company launched its initial public offering (the “Offering”) for up to 200,000,000 shares in its primary offering and up to 80,000,000 shares under its dividend reinvestment plan. The Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering. The Company ceased offering shares of common stock in its primary offering on May 30, 2008 and terminated the primary offering upon completion of review of subscriptions in accordance with its processing procedures. The Company sold 171,109,494 shares of common stock in the primary offering for gross offering proceeds of $1.7 billion. The Company continues to issue shares of common stock under its dividend reinvestment plan. As of March 31, 2009, the Company had sold 9,290,786 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $88.3 million. As of March 31, 2009, the Company recorded redemptions of 4,180,486 shares sold in the Offering pursuant to its share redemption program for $39.2 million.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

    The consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership, their direct and indirect wholly owned subsidiaries, and joint ventures the Company controls or for which it is the primary beneficiary, as well as the related amounts of noncontrolling interest. The Company presents noncontrolling interests in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of APB No. 51 (“SFAS 160”). Under SFAS 160, noncontrolling interests are presented as a component of equity in the Company’s consolidated balance sheets. All significant intercompany balances and transactions are eliminated in consolidation.

    The Company evaluates the need to consolidate joint ventures based on standards set forth in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), and American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by Emerging Issues Task Force (“EITF”) Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with these accounting standards, the Company consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications

    Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

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

Real Estate Acquisition Valuation

    Prior to January 1, 2009, real estate, consisting of land, buildings and improvements, was recorded at cost. The Company allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the three months ended March 31, 2009, the Company did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

    The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

    The Company also measures the aggregate value of other intangible assets related to acquired in-place leases, including tenant origination and absorption costs and customer relationship intangibles.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

    The Company estimates the value of customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

    The Company amortizes the value of in-place leases to depreciation and amortization expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

    Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

    Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

    The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the three months ended March 31, 2009 and 2008.

Real Estate Loans Receivable

    The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

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

    The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors allows the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

    The Company may purchase real estate loans at a discount to face value where at the acquisition date the Company expects to collect less than the contractual amounts due under the terms of the loan based, at least in part, on the Company’s assessment of the credit quality of the borrower. The Company will consider such real estate loans to be impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts the Company estimated would be collected at the time of acquisition. The amount of impairment, if any, will be measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.

    As of March 31, 2009, the Company had a portfolio-based loan loss reserve of $51.0 million and an asset-specific loan loss reserve of $56.1 million consisting of the full amount of its $50.0 million subordinated debt investment in Petra Fund REIT Corp. (“Petra”) and a $6.1 million loan loss reserve for its investment in the 200 Professional Drive Mortgage Loan. During the three months ended March 31, 2009, the Company recognized a $3.1 million provision for loan losses. See Note 5, “Real Estate Loans Receivable –Impairment of Petra Subordinated Debt, Impairment of 200 Professional Drive Mortgage and Reserve for Loan Losses.” In the future, especially given the current market instability, the Company may experience additional losses from its investments in loans receivable requiring the Company to record additional loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Real Estate Securities

    In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in real estate securities as available-for-sale since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

    The Company monitors its available-for-sale securities for impairments. An impairment loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, management’s cash flow estimates for the securities, the amount of the unrealized loss, the length of time the security has had a decline in estimated fair value below its amortized cost, the length of time the Company expects it will take for the value of the real estate security to recover, the intent and ability of the Company to hold the security for that period of time, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

    Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the interest method.

    The Company accounts for its commercial mortgage-backed securities (“CMBS”) that are rated below “AA” in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends EITF 99-20 beginning December 31, 2008. Under FSP EITF 99-20-1, the Company is no longer required to use market participant assumptions about future cash flow estimates; rather it permits the Company to use its own judgment in estimating cash flow. Under EITF 99-20 and FSP EITF 99-20-1, the Company reviews, on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on the Company’s quarterly estimate of cash flows used to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. The Company calculates a revised yield based on the new cost basis of the investment (including any other-than-temporary impairments recognized to date) and estimated future cash flows expected to be realized, which is applied prospectively to recognize interest income. If there have been no adverse changes to the Company’s assumptions and the change in value is solely due to interest rate changes and market illiquidity, the Company does not recognize an impairment of its CMBS investments in its consolidated statements of operations.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    As of March 31, 2009, the Company has recognized other-than-temporary impairments on its real estate securities totaling $55.2 million, of which $5.1 million was recognized during the three months ended March 31, 2009. See Note 6, “Real Estate Securities.” It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

Cash and Cash Equivalents

    The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

    The Company’s cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2009. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits the majority of its funds.

Restricted Cash

    As of March 31, 2009 and December 31, 2008, restricted cash consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Capital expenditure reserve accounts required by mortgage loans (1)	$633	$633
Operational expenditure reserve accounts required by mortgage loans (1)	2,838	2,838
Separate cash accounts related to security deposits as required by certain lease agreements	2,000	2,000

Total restricted cash	$5,471	$5,471

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

Deferred Financing Costs

    Deferred financing costs represent commitment fees, loan fees, legal fees and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Redeemable Common Stock

    The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

    There are several limitations on the Company’s ability to redeem shares under the share redemption program. For the January 1, 2009 to March 31, 2009 redemption dates, the limitations on the Company’s ability to redeem shares were as follows:

•

Unless the shares are being redeemed in connection with a stockholder’s death or “qualifying disability” (as defined under the share redemption program), the Company may not redeem shares until the stockholder has held his or her shares for one year.

•

The share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. (See the discussion of the amended and restated share redemption program below.)

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

    On March 25, 2009, the Company’s board of directors approved an amended and restated share redemption program. Pursuant to the amended and restated share redemption program, the following additional limitation was placed on the Company’s ability to redeem shares:

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

    The amended and restated share redemption program became effective on April 26, 2009, which means the new limitations under the plan apply to any redemption requests submitted for the April 30, 2009 redemption date and any requests thereafter. By the terms of the share redemption program, a redemption request received in late March is treated as an “April redemption” because the program administrator must receive a written redemption request from the stockholder at least five business days before the redemption date, which is the last business day of the month.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

    As the use of the proceeds from the dividend reinvestment plan for redemptions is outside the Company’s control, the net proceeds from the current year and prior year dividend reinvestment plan are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as redeemable common stock in the accompanying consolidated balance sheets.

    The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. The adoption of the amended and restated share redemption program on March 25, 2009 (which became effective on April 26, 2009) changed the Company’s mandatory obligation to repurchase shares under the program. Prior to the effectiveness of the amended and restated share redemption program, a stockholder could redeem a share at his or her own option to the extent that the Company had proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year to fund the redemption. Upon effectiveness of the amended and restated share redemption program, and except with respect to redemptions sought upon a stockholder’s death or qualifying disability, the Company’s redemption obligation is limited to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year less amounts the Company determines are necessary to fund current and future funding obligations of the Company, as defined by the amended and restated share redemption program. Under SFAS 150, when the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. In addition to the redemptions noted below for March 2009, there were 54,293 shares related to March redemption requests processed in April 2009 due to administrative errors by the transfer agent. The redemption of these shares totaled $0.5 million and were reclassified from redeemable common stock to other liabilities in the consolidated balance sheets as of March 31, 2009.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The Company limits the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2009, the Company redeemed shares pursuant to its share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)
January 2009	385,758	$9.31
February 2009	651,887	$9.35
March 2009	1,512,183	$9.34

Total	2,549,828

(1) The Company announced commencement of the share redemption program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008) and March 26, 2009 (which amendment became effective on April 26, 2009).

(2)	Pursuant to the program, as amended, the Company currently redeems shares as follows:

—	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

—	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

—	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

—	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

—	Notwithstanding the above, upon the death or qualifying disability of a stockholder, the redemption price would be the amount paid to acquire the shares from the Company.

Notwithstanding the above, once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than three years after the completion of its offering stage; however, the time frame before which the Company establishes an estimated value per share may be sooner if required by any regulatory bodies or if necessary to assist broker-dealers who sold shares in the Offering. The Company will consider its offering stage complete when it is no longer publicly offering equity securities and has not done so for one year.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Offering and Related Costs of the Dividend Reinvestment Plan

    The Advisor, the Dealer Manager and their affiliates may pay some of the offering costs of the dividend reinvestment plan on behalf of the Company. The offering costs include all expenses (other than selling commissions) to be paid by the Company in connection with the dividend reinvestment plan offering, including the Company’s legal, accounting, printing, mailing and filing fees.

    Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for other offering costs paid by them on behalf of the Company. The Advisor is obligated to reimburse the Company to the extent selling commissions and other offering costs incurred by the Company in connection with the dividend reinvestment plan exceed 15% of gross offering proceeds from the plan. Offering costs, which include selling commissions, are charged as incurred as a reduction to KBS Real Estate Investment Trust, Inc. stockholders’ equity.

    The Company may continue to offer the shares registered under its dividend reinvestment plan until it has sold all 80,000,000 shares. Through March 31, 2009, the Company had sold 9,290,786 shares under the dividend reinvestment plan for gross offering proceeds of $88.3 million and recorded selling commissions of $2.3 million and other offering costs of approximately $65,000 related to the dividend reinvestment plan.

Revenue Recognition

    The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and records amounts expected to be received in later years as deferred rent. During the three months ended March 31, 2009 and 2008, the Company recognized $1.3 million and $1.5 million, respectively, of deferred rent. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

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

    Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

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

    The Company recognizes interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

    The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” in accordance with EITF 99-20, which requires the Company to periodically project estimated cash flows related to these securities and accrue interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the revised estimated cash flows and the security’s carrying value, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

    Other interest income includes interest earned on the Company’s cash and cash equivalents and is recognized as it is earned.

General and Administrative Expenses and Asset Management Fees

    General and administrative expenses totaled $1.6 million and $1.2 million for three months ended March 31, 2009 and 2008, respectively, and consisted primarily of legal fees, audit fees, state and local income taxes and other professional fees. In addition, asset management fees to affiliate totaled $5.7 million (including accrued but unpaid performance fees of $0.5 million related to our joint venture investment in the National Industrial Portfolio) and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. To the extent included in the definition of total operating expenses (as set forth in Note 14), general and administrative expenses, including asset management fees due to affiliates, are an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor (as discussed in Note 14). Pursuant to the operating expense reimbursement obligation, the Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income, unless the conflicts committee of the Company’s board of directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2009 and 2008.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Income Taxes

    The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

    The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company or its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2008, 2007 and 2006. As of March 31, 2009, returns for the calendar years 2006 through 2007 remain subject to examination by major tax jurisdictions.

Per Share Data

    Basic net income per share of common stock is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income per share of common stock equals basic net income per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2009 and 2008.

    Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2009 and 2008 and is based on daily record dates for distributions for the periods of $0.0019178 per share per day. Each day during the periods from January 1, 2008 through March 31, 2008 and January 1, 2009 through March 31, 2009 was a record date for distributions.

Industry Segments

    SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 17, “Segment Information.”

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Derivative Instruments

    In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risks. The Company has entered into various interest rate cap, floor and swap agreements to hedge its exposure to changing interest rates on variable rate instruments, including certain of the Company’s real estate loans receivable and notes payable. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities at fair value. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are recognized on an accrual basis and are recorded as adjustments to interest income or expense, respectively. The costs of the Company’s derivative instruments, if any, are amortized to interest income or expense, respectively, over the contractual life of the instrument. For further information regarding the Company’s derivative instruments, see Note 12, “Derivative Instruments.”

Recently Issued Accounting Standards

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 became effective for the Company on January 1, 2009. The adoption of SFAS 157 for the Company’s financial assets and liabilities and the adoption of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements.

    In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance. The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

    In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Furthermore, this FSP requires additional disclosures regarding the inputs and valuation technique(s) used in estimating the fair value of assets and liabilities as well as any changes in such valuation technique(s). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. The Company did not adopt this FSP early and is currently evaluating the impact that FSP SFAS 157-4 will have on its consolidated financial statements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In accordance with the requirements of SFAS No. 160, noncontrolling interests are reported within the equity section of the consolidated balance sheets, and amounts attributable to controlling and noncontrolling interests are reported separately in the consolidated statements of operations and consolidated statements of equity. The adoption of SFAS No. 160 did not impact earnings per share attributable to our common stockholders.

    In February 2008, the FASB issued FSP SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS 140-3”). FSP SFAS 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (i) the purchase and corresponding financing are not contractually contingent; (ii) the repurchase financing provides recourse; (iii) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (iv) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require an analysis under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), to determine whether the transaction meets the requirements for sale accounting. If the linked transaction does not meet the requirements for sale accounting, the linked transaction will generally be accounted for as a forward contract. Linked repurchase financings that were entered into prior to the adoption of FSP SFAS 140-3 by the Company on January 1, 2009 are currently, and will continue to be, presented gross, with the acquired financial assets in total assets and the related repurchase agreements as financings in total liabilities in the consolidated balance sheets. The interest income earned on the debt investments and interest expense incurred on the repurchase obligations related to linked transactions entered into prior to January 1, 2009 are currently, and will continue to be, reported gross on the consolidated statements of operations. The Company has not entered into any linked repurchase financings subsequent to the Company’s adoption of FSP SFAS 140-3 on January 1, 2009. If the Company does enter into any linked repurchase agreements in the future, it does not anticipate that the application of FSP SFAS 140-3 will have a significant impact on the Company’s consolidated financial statements.

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. An entity is required to provide enhanced disclosures about (a) how and why the entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 on January 1, 2009, which requires the Company to make additional disclosures on derivative instruments and hedging activities, did not have a significant impact on the Company’s consolidated financial statements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under GAAP, including SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS 142-3 by the Company did not have a material impact on the consolidated financial statements.

    In April 2008, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends and clarifies SFAS 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The adoption of FSP SFAS 141R-1 by the Company did not have a material impact on the consolidated financial statements.

    In April 2009, the FASB issued FSP SFAS No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and 124-2”). FSP SFAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities under existing GAAP to make the guidance more operational and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP changes the definition of recoverability for other-than-temporary impairment assessments of debt securities from a definition that is based on the collectibility of all amounts due to a definition that is based on the recoverability of the amortized cost basis of a security. Furthermore, this FSP prescribes separate recognition principles for other-than-temporary impairment losses on securities that holders do not intend to sell and where it is not more likely than not that the holder will be required to sell the security prior to the anticipated recovery of its amortized cost basis. In such instances, under this FSP, an other-than-temporary impairment loss will be separated into a credit component, computed as the difference between the amortized cost basis of a security and the present value of its estimated cash flows discounted at the effective interest rate at acquisition, and a component related to other factors, with the credit component recorded to earnings and the component related to other factors recorded to other comprehensive income. The FSP is effective for the Company on April 1, 2009. The Company will recognize the cumulative effect of initially applying this FSP to its real estate securities as an adjustment to the opening balance of its April 1, 2009 retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amount of the transition adjustment will be calculated by comparing the present value of the Company’s estimated cash flows for its real estate securities as of April 1, 2009 to the April 1, 2009 amortized cost basis of the securities. The adjustment will reflect the cumulative other-than-temporary impairment losses that have been recorded on the Company’s real estate securities that are not related to credit, as defined by this FSP. The Company did not adopt this FSP early and is currently evaluating the impact that FSP SFAS 115-2 and 124-2 will have on its consolidated financial statements.

    In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company did not adopt this FSP early and does not expect it will have a material impact on its consolidated financial statements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

3.	REAL ESTATE

    As of March 31, 2009, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was composed of properties encompassing approximately 20.8 million rentable square feet and was 92% leased. The properties are located in 23 states and include office and industrial properties. The following table provides summary information regarding the properties owned by the Company as of March 31, 2009 (in thousands):

Property	Date Acquired	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Properties Held Through Wholly Owned Subsidiaries
Office
Sabal Pavilion Building	07/07/2006	Tampa	FL	$22,109	$(1,343)	$20,766
Plaza in Clayton	09/27/2006	Saint Louis	MO	88,998	(7,770)	81,228
Crescent Green Buildings	01/31/2007	Cary	NC	47,781	(4,234)	43,547
625 Second Street Building	01/31/2007	San Francisco	CA	51,931	(5,106)	46,825
Sabal VI Building	03/05/2007	Tampa	FL	17,376	(1,250)	16,126
The Offices at Kensington	03/29/2007	Sugar Land	TX	29,330	(2,236)	27,094
Royal Ridge Building	06/21/2007	Alpharetta	GA	36,935	(2,955)	33,980
9815 Goethe Road Building	06/26/2007	Sacramento	CA	17,278	(1,351)	15,927
Plano Corporate Center I & II	08/28/2007	Plano	TX	52,103	(3,771)	48,332
2200 West Loop South Building	09/05/2007	Houston	TX	39,795	(2,395)	37,400
ADP Plaza	11/07/2007	Portland	OR	34,405	(2,875)	31,530
Woodfield Preserve Office Center	11/13/2007	Schaumburg	IL	127,964	(11,971)	115,993
Patrick Henry Corporate Center	11/29/2007	Newport News	VA	19,138	(1,537)	17,601
South Towne Corporate Center I and II	11/30/2007	Sandy	UT	49,924	(2,336)	47,588
Millennium I Building	06/05/2008	Addison	TX	75,859	(3,876)	71,983
Tysons Dulles Plaza	06/06/2008	McLean	VA	160,559	(5,801)	154,758
Great Oaks Center	07/18/2008	Alpharetta	GA	36,015	(1,051)	34,964
University Park Buildings	07/31/2008	Sacramento	CA	26,778	(959)	25,819
Meridian Tower	08/18/2008	Tulsa	OK	18,805	(866)	17,939
North Creek Parkway Center	08/28/2008	Bothell	WA	41,256	(1,599)	39,657
Five Tower Bridge Building	10/14/2008	West Conshohocken	PA	76,179	(2,366)	73,813
City Gate Plaza	11/25/2008	Sacramento	CA	21,780	(609)	21,171

				1,092,298	(68,257)	1,024,041

Industrial
Southpark Commerce Center II Buildings	11/21/2006	Austin	TX	29,360	(3,091)	26,269
825 University Avenue Building	12/05/2006	Norwood	MA	31,268	(3,011)	28,257
Midland Industrial Buildings	12/22/2006	McDonough	GA	35,618	(2,470)	33,148
Bridgeway Technology Center	06/27/2007	Newark	CA	46,114	(3,678)	42,436
Cardinal Health	07/25/2007	Champlin	MN	13,307	(663)	12,644
Cedar Bluffs Business Center	07/25/2007	Eagan	MN	6,627	(459)	6,168
Crystal Park II-Buildings D & E	07/25/2007	Round Rock	TX	20,842	(1,812)	19,030
Corporate Express	07/25/2007	Arlington	TX	9,324	(509)	8,815
Park 75-Dell	07/25/2007	West Chester	OH	18,692	(1,042)	17,650
Plainfield Business Center	07/25/2007	Plainfield	IN	17,359	(1,328)	16,031
Hartman Business Center One	07/25/2007	Austell	GA	16,829	(953)	15,876
Rickenbacker IV-Medline	07/25/2007	Groveport	OH	16,907	(1,263)	15,644
Advo-Valassis Building	07/25/2007	Van Buren	MI	9,025	(473)	8,552
Royal Parkway Center I & II	11/15/2007	Nashville	TN	13,220	(988)	12,232
Greenbriar Business Park	11/15/2007	Nashville	TN	16,968	(1,246)	15,722
Cumberland Business Center	11/15/2007	Nashville	TN	11,009	(798)	10,211
Riverview Business Center I & II	11/15/2007	Nashville	TN	13,249	(824)	12,425
Rivertech I and II	02/20/2008	Billerica	MA	46,061	(2,286)	43,775
Suwanee Pointe	05/22/2008	Suwanee	GA	18,215	(670)	17,545

				389,994	(27,564)	362,430

Total Properties Held Through Wholly Owned Subsidiaries				1,482,292	(95,821)	1,386,471

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Property	Date Acquired	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Properties Held Through Consolidated Joint Venture
National Industrial Portfolio
9410 Heinz Way	08/08/2007	Commerce City	CO	10,681	(630)	10,051
74 Griffin Street South	08/08/2007	Bloomfield	CT	19,665	(697)	18,968
85 Moosup Pond Road	08/08/2007	Plainfield	CT	26,354	(2,653)	23,701
555 Taylor Road	08/08/2007	Enfield	CT	80,850	(6,939)	73,911
15 & 30 Independence Drive	08/08/2007	Devens	MA	32,590	(1,517)	31,073
50 Independence Drive	08/08/2007	Devens	MA	14,528	(1,050)	13,478
1040 Sheridan	08/08/2007	Chicopee	MA	4,139	(413)	3,726
1045 Sheridan	08/08/2007	Chicopee	MA	3,695	(491)	3,204
151 Suffolk Lane	08/08/2007	Gardner	MA	3,674	(479)	3,195
1111 Southampton Road	08/08/2007	Westfield	MA	28,535	(2,258)	26,277
100 & 111 Adams Road	08/08/2007	Clinton	MA	40,087	(3,553)	36,534
100 Simplex Drive	08/08/2007	Westminster	MA	23,469	(1,125)	22,344
495-515 Woburn	08/08/2007	Tewksbury	MA	69,127	(5,637)	63,490
480 Sprague Street	08/08/2007	Dedham	MA	15,262	(1,591)	13,671
625 University Avenue (1)	08/08/2007	Norwood	MA	1,460	(715)	745
57-59 Daniel Webster Highway	08/08/2007	Merrimack	NH	23,761	(1,684)	22,077
133 Jackson Avenue	08/08/2007	Ellicott	NY	10,325	(625)	9,700
1200 State Fair Boulevard	08/08/2007	Geddes	NY	17,509	(930)	16,579
3407 Walters Road	08/08/2007	Van Buren	NY	9,357	(506)	8,851
851 Beaver Drive	08/08/2007	Du Bois	PA	7,389	(388)	7,001
Shaffer Road and Route 255	08/08/2007	Du Bois	PA	11,223	(662)	10,561
9700 West Gulf Bank Road	08/08/2007	Houston	TX	10,666	(354)	10,312
1000 East I-20	08/08/2007	Abilene	TX	10,595	(556)	10,039
2200 South Business 45	08/08/2007	Corsicana	TX	40,666	(7,167)	33,499

Total Properties Held Through Consolidated Joint Venture				515,607	(42,620)	472,987

Total Real Estate				$1,997,899	$(138,441)	$1,859,458

(1) The joint venture purchased the rights to a master lease with a remaining term of 14 years with respect to this property as part of the National Industrial Portfolio acquisition.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Operating Leases

    The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2009, the leases have remaining terms of up to 14.0 years with a weighted-average remaining term of 4.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants either in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets. (See Note 11, “Other Liabilities”)

    As of March 31, 2009, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

April 1, 2009 through December 31, 2009	$127,195
2010	146,676
2011	121,641
2012	96,398
2013	74,974
Thereafter	214,109

$780,993

    For the three months ended March 31, 2009, no tenant represented over 5% and no industry represented over 8% of the Company’s rental income. No material tenant credit issues have been identified at this time. The Company currently has approximately 410 tenants over a diverse range of industries and geographical regions.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

    As of March 31, 2009 and December 31, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Cost	$163,269	$172,055	$27,270	$27,408	$56,764	$58,722

Accumulated Amortization	(59,236)	(53,353)	(9,375)	(7,917)	(17,295)	(15,149)

Net Amount	$104,033	$118,702	$17,895	$19,491	$39,469	$43,573

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Amortization	$(14,669)	$(11,948)	$(1,596)	$(1,274)	$4,104	$3,096

    The remaining unamortized balance for these outstanding intangible assets and liabilities as of March 31, 2009 is expected to be amortized as an increase (decrease) to income as follows (dollars in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
April 1, 2009 through December 31, 2009	$(29,561)	$(4,118)	$9,010
2010	(25,010)	(4,784)	8,940
2011	(15,296)	(3,138)	6,319
2012	(10,993)	(2,603)	4,695
2013	(7,543)	(1,545)	3,553
Thereafter	(15,630)	(1,707)	6,952

	$(104,033)	$(17,895)	$39,469

Weighted-Average Remaining
Amortization Period	4.9 years	4.7 years	5.3 years

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE

    As of March 31, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of March 31, 2009 (1)	Book Value as of December 31, 2008 (1)	Contractual Interest Rate (2)	Annual Effective Interest Rate at March 31, 2009 (2)	Maturity Date as of March 31, 2009 (2)
First Tribeca Mezzanine Loan		Multi Family				One-month LIBOR
New York, New York (3)	07/18/2006	Residential	Mezzanine	$15,896	$15,896	+8.50%	8.97%	05/08/2009
Second Tribeca Mezzanine Loan		Multi Family
New York, New York (3)	05/03/2007	Residential	Mezzanine	32,117	31,967	25.00% (3)	7.63%	05/08/2009
Tribeca Senior Mortgage Participation		Multi Family				One-month LIBOR
New York, New York (3)	06/28/2007	Residential	Mortgage	8,852	14,192	+2.70%	12.10%	05/08/2009
Sandmar Mezzanine Loan
Southeast U.S.	01/09/2007	Retail	Mezzanine	8,090	8,092	12.00%	11.78%	01/01/2017
Park Central Mezzanine Loan						One-month LIBOR
New York, New York (4)	03/23/2007	Hotel	Mezzanine	15,000	15,000	+4.48%	4.98%	11/09/2009
200 Professional Drive Loan Origination						One-month LIBOR
Gaithersburg, Maryland (5)	07/31/2007	Office	Mortgage	9,307	9,073	+3.00% (5)	7.95%	07/31/2009
Lawrence Village Plaza Loan Origination						One-month LIBOR
New Castle, Pennsylvania (6)	08/06/2007	Retail	Mortgage	6,320	6,322	+2.50% (6)	7.39%	09/01/2010
11 South LaSalle Loan Origination						One-month LIBOR
Chicago, Illinois (7)	08/08/2007	Office	Mortgage	31,782	30,771	+2.95% (7)	8.05%	09/01/2010
San Diego Office Portfolio B-Note
San Diego, California (8)	10/26/2007	Office	B-Note	14,129	14,029	5.78%	11.05%	10/11/2017
Petra Subordinated Debt Tranche A (9)	10/26/2007	Unsecured	Subordinated	25,000	25,000	11.50%	(9)	04/27/2009
Petra Subordinated Debt Tranche B (9)	10/26/2007	Unsecured	Subordinated	25,000	25,000	11.50%	(9)	10/26/2009
4929 Wilshire B-Note
Los Angeles, California (8)	11/19/2007	Office	B-Note	2,712	2,690	6.05%	12.18%	07/11/2017
Artisan Multifamily Portfolio Mezzanine Loan		Multi Family				One-month LIBOR
Las Vegas, Nevada (8) (10)	12/11/2007	Residential	Mezzanine	17,367	17,212	+2.50%	7.05%	08/09/2009
Arden Portfolio M3-(A) Mezzanine Loan						One-month LIBOR
Southern California (8) (11)	01/30/2008	Office	Mezzanine	64,828	64,378	+5.25%	11.25%	08/09/2009
Arden Portfolio M2-(B) Mezzanine Loan						One-month LIBOR
Southern California (8) (11)	01/30/2008	Office	Mezzanine	88,350	87,834	+3.50%	8.77%	08/09/2009
San Antonio Business Park Mortgage Loan
San Antonio, Texas (8)	03/28/2008	Office	Mortgage	24,474	24,366	6.54%	9.97%	11/11/2017
2600 Michelson Mezzanine Loan
Irvine, California (8)	06/02/2008	Office	Mezzanine	8,895	8,813	8.00%	17.28%	05/11/2017
18301 Von Karman Loans			Mortgage &
Irvine, California (8)	06/12/2008	Office	Mezzanine	63,720	63,313	5.73%	10.24%	05/11/2017

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Book Value as of March 31, 2009 (1)	Book Value as of December 31, 2008 (1)	Contractual Interest Rate (2)	Annual Effective Interest Rate at March 31, 2009 (2)	Maturity Date as of March 31, 2009 (2)
GKK Mezzanine Loan		Office/				One-month LIBOR
National Portfolio (8)	08/22/2008	Bank Retail	Mezzanine	479,955	492,404	+5.20%	5.82%	03/11/2010
55 East Monroe Mezzanine Loan Origination
Chicago, Illinois	08/27/2008	Office	Mezzanine	55,091	55,105	12.00%	11.87%	09/01/2010

				$996,885	$1,011,457
Reserve for Loan Losses (12)				(107,057)	(104,000)

				$889,828	$907,457

(1) Book value of real estate loans receivable represents unpaid principal balance net of unamortized acquisition discounts, origination fees, and direct origination and acquisition costs.

(2) Contractual interest rates are the stated interest rates on the face of the loans. Annual effective interest rates are calculated as the actual interest income recognized in 2009, using the interest method, divided by the average amortized cost basis of the investment. The annual effective interest rates and contractual interest rates presented are for the three months ended March 31, 2009. Maturity dates are as of March 31, 2009.

(3) The First Tribeca Mezzanine Loan has a current interest rate cap of 13.25%. Per the loan agreement, prior to satisfaction of the First Tribeca Mezzanine Loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return up to 25%. See “—Tribeca Loans Update” for information on the contractual interest rate of the Second Tribeca Mezzanine Loan.

(4) On August 6, 2008, the borrower exercised its first extension option on this loan, extending the maturity date from November 9, 2008 to November 9, 2009. The borrower may exercise two additional one-year extension options.

(5) This loan has an interest rate floor of 8.00%. As of March 31, 2009, the Company may be obligated to fund up to an additional $1.2 million on the 200 Professional Drive Loan Origination, subject to satisfaction of certain conditions by the borrower. The borrower has one 12-month extension option, subject to certain terms and conditions. The Company recorded a loan loss reserve of $6.1 million related to this loan as of March 31, 2009. The Company did not recognize interest income from this investment for March 2009.

(6) This loan has an interest rate floor of 7.50%. As of March 31, 2009, the Company may be obligated to fund up to an additional $2.0 million on the Lawrence Village Plaza Loan Origination, subject to satisfaction of certain conditions by the borrower.

(7) This loan has an interest rate floor of 7.95%. As of March 31, 2009, the Company may be obligated to fund up to an additional $11.5 million on the 11 South LaSalle Loan Origination, subject to satisfaction of certain conditions by the borrower. The borrower has a one-year extension option, subject to certain terms and conditions.

(8) This loan was purchased at a discount that is being accreted over the term of the loan, including the assumed loan extension. As the discount on the real estate loan receivable continues to accrete, the book value of the related real estate loan receivable will increase to face value less principal repayments.

(9) The Company recorded a $50.0 million impairment of the full amount of this investment at December 31, 2008. The Company’s current estimates show no recovery of principal. The Company did not recognize interest income from this investment for the three months ended March 31, 2009.

(10) The Company entered into an interest rate floor agreement for the Artisan Multifamily Portfolio Mezzanine Loan effective through August 9, 2009 for $15.9 million of the $20.0 million (face amount) loan that effectively sets the one-month LIBOR at 4.5%. The borrower has three one-year extension options, subject to certain terms and conditions.

(11) The Company entered into interest rate floor agreements effective through August 9, 2009 for $144.0 million of the $175.0 million (face amount) Arden M2-(B) and M3-(A) Mezzanine Loans that effectively set one-month LIBOR at 4.5%. The Arden M2-(B) and M3-(A) Mezzanine Loans provide for three one-year extension options, subject to certain terms and conditions.

(12) See “—Reserve for Loan Losses.”

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2009 (in thousands):

Real estate loans receivable - December 31, 2008	$907,457
Principal repayments received on real estate loans receivable, net	(17,884)
Advances on real estate loans receivable	1,389
Accretion of discounts on purchases of real estate loans receivable	2,787
Amortization of origination fees and costs on purchases and originations of real estate loans receivable	(864)
Provision for loan losses	(3,057)

Real estate loans receivable - March 31, 2009	$889,828

    The following summarizes the Company’s investments in real estate loans receivable as of March 31, 2009 (in thousands):

Face value of real estate loans receivable	$1,071,471
Unfunded commitments on real estate loans receivable	(14,671)
Discounts on real estate loans receivable	(85,540)
Accumulated accretion of discounts on purchases of real estate loans receivable	21,584
Origination fees and costs on purchases and originations of real estate loans receivable	6,947
Accumulated amortization of origination fees and costs on purchases and originations of real estate loans receivable	(2,906)
Reserve for loan losses	(107,057)

Real estate loans receivable - March 31, 2009	$889,828

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    For the three months ended March 31, 2009 and 2008, interest income from real estate loans receivable consists of the following (in thousands):

	March 31,
	2009	2008
Contractual interest income from real estate loans receivable	$17,360	$8,923
Accretion of purchase discounts	2,787	3,742
Amortization of origination fees and costs on purchase	(864)	(316)
Amortization of cost of derivative instruments	(766)	(346)

Interest income from real estate loans receivable	$18,517	$12,003

Interest receivable from real estate loans receivable at end of the period	$4,063	$2,599

    The following is a schedule of maturities for all real estate loans receivable outstanding as of March 31, 2009 (in thousands):

	Face Value (Funded) (1)	Book Value before Reserve for Loan Loss
April 1, 2009 through December 31, 2009	$320,869	$301,717
2010	573,331	573,148
2011	-	-
2012	-	-
2013	-	-
Thereafter	162,600	122,020

	$1,056,800	$996,885

(1) The schedule of maturities above represents the contractual maturity dates and outstanding balances as of March 31, 2009. In addition, some of the real estate loans receivable have extension options available to the borrower.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Real Estate-Related Investments

    The following is an update on real estate-related investments that either represented a concentration of credit risk as of March 31, 2009, had asset-specific loan loss reserves as of March 31, 2009, had a change in the ownership of the borrowing entity during the current or prior year, or had modifications to their loan agreements during the current or prior year:

Investment in the GKK Mezzanine Loan

    On August 22, 2008, the Company, through an indirect wholly owned subsidiary, acquired a senior mezzanine loan with a face amount of $500.0 million (the “GKK Mezzanine Loan”), which was used to fund a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The purchase price of the GKK Mezzanine Loan was approximately $496.0 million plus closing costs.

    The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of March 31, 2009, AFR and its subsidiaries own over 900 office and bank branch properties located in 36 states and Washington, D.C. and partial ownership interests in 76 bank branch properties (a 99% interest in 52 properties and a 1% interest in 24 properties) occupied primarily by Citizens Bank.

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

    The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.8 billion at March 31, 2009.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

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

The summarized unaudited financial information is as follows (in thousands):

	AFR Pre-Acquisition (1)		Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2006	As of December 31, 2007	As of December 31, 2008	As of March 31, 2009
Real estate investments, net	$2,320,600	$2,108,532	$3,178,527	$3,179,604
Cash and cash equivalents	106,006	124,848	91,240	45,066
Other assets	1,179,558	997,998	893,419	858,836

Total assets	$3,606,164	$3,231,378	$4,163,186	$4,083,506

Mortgage notes payable	$1,557,313	$1,436,248	$2,469,993	$2,396,775
Other liabilities	1,250,494	1,181,333	1,052,138	1,087,399

Total liabilities	2,807,807	2,617,581	3,522,131	3,484,174
Total AFR or the Borrower’s stockholders’ equity	785,964	606,417	638,343	596,600
Noncontrolling interest	12,393	7,380	2,712	2,732

Total equity	798,357	613,797	641,055	599,332

Total liabilities and equity	$3,606,164	$3,231,378	$4,163,186	$4,083,506

		AFR	Borrower
		Pre-Acquisition (1)	Post-Acquisition (2)
Income Statement		Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Total revenues		$96,671	$108,034
Total expenses		(116,853)	(106,046)
Interest and other income		-	988
Gain on sale of properties		-	-
Equity in loss from joint venture		(542)	(641)
Loss on investments, net		-	-
Discontinued operations		10,024	(6,006)

Net loss		(10,700)	(3,671)
Less: Net loss (income) attributable to the noncontrolling interest		1,220	(20)

Net loss attributable to AFR or the Borrower		$(9,480)	$(3,691)

(1)	Represents the historical summary financial information of AFR.
(2)	Represents the summarized consolidated financial information of the Borrower.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Tribeca Loans Update

    As of March 31, 2009, the Company had outstanding investments of: an aggregate of $48.0 million in two mezzanine loans (the first in the principal amount of approximately $15.9 million (the “First Tribeca Mezzanine Loan”) and the second in the principal amount of approximately $32.1 million (the “Second Tribeca Mezzanine Loan”)) and $8.9 million in a 25% participation interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York.

    The First Tribeca Mezzanine Loan and Second Tribeca Mezzanine Loan are subordinate to the Senior Mortgage Loans and the $25.0 million Senior Tribeca Mezzanine Debt.

    The Tribeca Loans had an initial maturity date of May 1, 2008, each with a one-year extension option subject to the satisfaction of certain conditions. On April 30, 2008, the Company entered into loan modification agreements with the borrower to extend the maturity date of the First Tribeca Mezzanine Loan and Second Tribeca Mezzanine Loan to November 1, 2008. The Senior Mortgage Loan documents and the Senior Mezzanine Loan documents with the mortgage lender and the senior mezzanine lender, respectively, were also simultaneously modified in order to extend the maturity dates of the other Tribeca Loans to November 1, 2008, subject to certain terms, debt covenants, and loan extension fees. On January 5, 2009, the Company entered into a letter agreement with the holder of the Senior Tribeca Mezzanine Debt consenting to pay to the holder of the Senior Tribeca Mezzanine Debt 56% of the aggregate amount of interest due to the Company under the Second Tribeca Mezzanine Loan effective as of December 1, 2008. The Company is only accruing 44% of the aggregate amount of interest due to the Company for January through March 2009. In addition, the Company will pay the holder of the Senior Tribeca Mezzanine Debt 63.3% of the interest due on any protective advances otherwise payable to the Company as holder of the First and Second Tribeca Mezzanine Loans. The allocated interest payment will be applied to the outstanding principal balance of the Senior Tribeca Mezzanine Debt. Neither the Company nor its advisor are affiliated with the holder of the Senior Tribeca Mezzanine Debt. Since the November 1, 2008 maturity date, the Tribeca Loans have been extended through May 8, 2009. The borrower and the other lenders are currently negotiating an extension of the maturity date and other terms of the Tribeca Loans. We have no obligation to extend the maturity date.

    On September 26, 2008, the general contractor for the Tribeca Building filed a mechanics’ lien on the property for approximately $12.0 million. On October 23, 2008, the bonding company filed a mechanics’ lien on the property for approximately $3.3 million. On January 5, 2009, the Company entered into an agreement with the borrower, the bonding company and the general contractor, among others, which, among other things, sets forth a process by which the liens may be released to permit the sale of condominium units and provides that a portion of net sales proceeds from the sale of condominium units will be deposited into an escrow account as collateral against the lien.

    As of March 31, 2009, based on total number of units available for sale, approximately 50% of the condominium units in the Tribeca Building had been sold and another approximately 11% were under contract to be sold. If the borrower under the loans is unable to extend the maturity date of the loans on the Tribeca Building and/or is unable to sell the units at the prices and within a period of time that allows the borrower to avoid defaulting on the loans and to repay our total outstanding principal balance, the Company could incur significant losses on this investment.

    During the three months ended March 31, 2009, the Company received principal payments of $5.3 million and funded an additional draw of $0.2 million on the Senior Mortgage Loans.

    The Company recognized total interest income of $1.3 million for the three months ended March 31, 2009, of which $0.9 million was receivable as of March 31, 2009. The $0.9 million receivable was paid on April 20, 2009.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

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

    There were four mezzanine loans on the Arden Portfolio totaling $650.0 million in the aggregate (in order of the seniority of their interests in the Arden Portfolio):

M1-(A) Mezzanine Loan	$100.0 million
M1-(B) Mezzanine Loan	100.0 million
M2-(A) Mezzanine Loan	100.0 million
M2-(B) Mezzanine Loan	100.0 million
M3-(A) Mezzanine Loan	75.0 million
M3-(B) Mezzanine Loan	75.0 million
M4 Mezzanine Loan	100.0 million

$650.0 million

    The Company purchased the M2-(B) Mezzanine Loan in the amount of $100.0 million for a purchase price of approximately $83.7 million plus closing costs and the M3-(A) Mezzanine Loan in the amount of $75.0 million for a purchase price of approximately $60.3 million plus closing costs.

    Pursuant to an intercreditor agreement, the Company’s right to payment as the owner of the M2-(B) Mezzanine Loan and the M3-(A) Mezzanine Loan is subordinate to the right to payment of the lenders under mortgage loans totaling $860.0 million, the $200.0 million M1 Mezzanine Loan and the $100.0 million M2-(A) Mezzanine Loan.

    The owner of the M4 Mezzanine Loan, the most junior mezzanine loan under the Cabi Loan Documents, is controlled by Hines Interests Limited Partnership (Hines Interests Limited Partnership and their affiliates are collectively referred to herein as “Hines”). On October 10, 2008, after the Cabi borrowers did not make a mandatory amortization payment due under the mortgage and mezzanine loan documents related to the Arden Portfolio, the Cabi borrower under the M4 Mezzanine Loan entered into a strict foreclosure agreement with Hines acknowledging receipt of a Notice of Default and that an Event of Default with respect to the M4 Mezzanine Loan had occurred. On November 25, 2008, Hines delivered notice to all remaining Arden Portfolio lenders that it had acquired all right, title and interest in and to the borrower under the M4 Mezzanine Loan, and had thereby acquired ownership of the Arden Portfolio.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    As of March 31, 2009, the Company had received all of the interest payments due related to its investment in the Arden Portfolio Mezzanine Loans. All of the mortgage and mezzanine loans related to the Arden Portfolio have an initial maturity of August 9, 2009. These loans provide for three one-year extension options to the borrowers provided that the borrowers meet certain financial requirements. At this time, it does not appear likely that the borrowers will meet such requirements. The Company is uncertain as to whether the mortgage lenders and the M1 and M2-(A) mezzanine lenders will agree to extend the loans at initial maturity. If the loans are not extended, it is unlikely that the borrowers will be able to repay the loan amounts. If the loans are not extended and the borrowers cannot repay the loan amounts, the Company could face significant losses on these investments. Given the complex nature of this arrangement, the number of parties involved and the unknown, but potentially disparate, goals and intentions of the parties, it is very difficult for the Company to predict at this time what the ultimate resolution of its investments in the Arden Portfolio Mezzanine Loans will be.

    As of March 31, 2009, the total book value of the Arden Portfolio Mezzanine Loans is $153.2 million. As part of its portfolio impairment review as of March 31, 2009, the Company has concluded that the Arden Portfolio Mezzanine Loans are not impaired in accordance with SFAS 114. These loans are factored into the Company’s SFAS 5 portfolio-based loan loss reserve of $51.0 million based on the Company’s estimated probabilities of default and estimated loss severities for the portfolio as of March 31, 2009. However, the portfolio-based loan loss reserve of $51.0 million is not sufficient to cover the total book value of these loans should the senior lenders not extend the loans or should actual results materially differ from these estimates for other reasons. During the three months ended March 31, 2009, the Company recognized $3.7 million of interest income (including amounts earned on interest rate floors specific to these loans, amortization of the costs of these floors, accretion of acquisition discount, and amortization of closing costs), related to the Arden Portfolio Mezzanine Loans.

Impairment of Petra Subordinated Debt

    On October 26, 2007, the Company, through an indirect wholly owned subsidiary, made an investment totaling $50.0 million in unsecured senior subordinated debt of Petra. Petra is a private REIT that invests primarily in a diversified portfolio of high-yield and structured assets secured by commercial and residential real estate.

    As of December 31, 2008, the Company recorded an impairment of the full amount of this $50.0 million investment. No interest income was received or recognized for the three months ended March 31, 2009 related to this investment. The Company’s current estimates show no recovery of principal. The Company continues to negotiate with Petra in an attempt to improve its anticipated outcome.

Impairment of 200 Professional Drive Mortgage

    On July 31, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a senior mortgage loan on an office property located at 200 Professional Drive in Gaithersburg, Maryland (“200 Professional Drive Mortgage”). The Company provided a $10.5 million bridge loan to the borrower to refinance existing debt and to provide funding for renovation and lease-up of the property. As of March 31, 2009, the outstanding principal balance on the loan was $9.3 million. The loan bears interest at one-month LIBOR plus 3.0% with an interest rate floor of 8.0%. The maturity date of the loan is July 31, 2009. Due to renovation delays and difficulty leasing up the property, the borrower missed its debt service payment due April 1, 2009 and it appears that the borrower does not have sufficient debt service or capital reserves to meet its debt service obligations. Based on this, the Company determined this loan was impaired as of March 31, 2009 in accordance with SFAS 114 and recorded a loan loss provision of $6.1 million for the three months ended March 31, 2009 related to this loan. The Company recognized $0.1 million of interest income on this loan during the three months ended March 31, 2009.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Reserve for Loan Losses

    Changes in the Company’s reserve for loan losses for the three months ended March 31, 2009 were as follows (in thousands):

Reserve for loan losses, December 31, 2008	$104,000
Provision for loan losses	3,057
Charge-offs	-

Reserve for loan losses, March 31, 2009	$107,057

    As of March 31, 2009, the total reserve for loan losses of $107.1 million consisted of $56.1 million of asset-specific reserves calculated in accordance with SFAS 114 and $51.0 million of portfolio-based reserves calculated in accordance with SFAS 5. The asset-specific reserve relates to two loans, the subordinated debt investment in Petra and the 200 Professional Drive Mortgage, discussed above. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, it is probable that it will realize losses on the pool. The impairment of the 200 Professional Drive Mortgage resulted in the Company increasing its aggregate loan loss reserves by $3.1 million as of March 31, 2009 (through a $3.0 million decrease to its portfolio-based reserve and a $6.1 million increase to its asset-specific reserves). During the three months ended March 31, 2009, the Company recognized a $3.1 million provision for loan losses in the consolidated statement of operations.

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

6.	REAL ESTATE SECURITIES

    At March 31, 2009, the Company held two investments in real estate securities classified as available for sale. The Company evaluates its investments in available for sale real estate securities for impairment and determines if a decline in market value of an individual security below the Company’s adjusted cost basis is other-than-temporary based upon (i) the length of time and the extent to which the fair value has been less than cost, (ii) an analysis of the anticipated future cash flow from the underlying collateral, (iii) the Company’s estimate of the period of time for the security to regain its value and its ability and intent to retain the investment for that period and (iv) other factors.

    On April 19, 2007, the Company acquired at a discount approximately $17.8 million of CMBS that accrued interest at a coupon rate of one-month LIBOR plus 2.30% (“Floating Rate CMBS”). Since the time the Company acquired the securities there have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular. In December 2008 and January 2009, the Company learned that a significant loan within the collateral pool of the Floating Rate CMBS was in default and after assessing the impact of this loan default, believes that it will not recover any of the principal amount of the Floating Rate CMBS. The Company may continue to receive monthly interest payments on the Floating Rate CMBS, but expects that such payments will cease in the near future when the losses related to the underlying loan in default are realized. As a result, for the year ended December 31, 2008, the Company recognized other-than-temporary impairments for the full amount of its investment in the Floating Rate CMBS. For the three months ended March 31, 2009, the Company received $42,398 in interest income related to this investment.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    Additionally, on June 13, 2008, the Company acquired fixed rate investment grade securities with a face amount of approximately $82.0 million for $44.0 million (“Fixed Rate Securities”). The Fixed Rate Securities accrue interest at a coupon rate of 4.5% and are backed by CMBS. Since the time the Company acquired the Fixed Rate Securities, the CMBS market has been under significant stress as concerns about credit markets, commercial real estate fundamentals, and the overall economy have resulted in declines in the prices of CMBS, which has forced many financial institutions to deleverage their balance sheets, ultimately resulting in more selling pressure on CMBS. As of March 31, 2009, the capital market stress has not been reflected in the form of increased defaults on the underlying loans in the collateral pool that are significant enough to result in losses to the Company’s investment in the Fixed Rate Securities; however, pricing of the Fixed Rate Securities has been adversely affected by market perceptions that underlying mortgage defaults will increase. In addition, in March 2009, the credit ratings on the Fixed Rate Securities were downgraded by Moody’s. As a result, during the three months ended March 31, 2009, the Company recognized an additional $5.1 million of other-than-temporary impairment charges related to these securities. As of March 31, 2009, the Company has recognized other-than-temporary impairment charges related to the Fixed Rate Securities totaling $37.0 million. During the three months ended March 31, 2009, the Company received $0.9 million in interest income related to the Fixed Rate Securities.

    The following summarizes the activity related to real estate securities for the three months ended March 31, 2009 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Real estate securities - December 31, 2008	$13,420	$-	$13,420
Recognition of other-than-temporary impairment	(5,067)	-	(5,067)
Interest accretion on real estate securities	170	-	170

Real estate securities - March 31, 2009	$8,523	$-	$8,523

    The following table presents fair value and unrealized gains (losses) of the Company’s investments in real estate securities at March 31, 2009:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)
Floating Rate CMBS	$-	$-	$-	$-	$-	$-

Fixed Rate Securities	8,523	-	-	-	8,523	-

	$8,523	$-	$-	$-	$8,523	$-

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

7.	RENTS AND OTHER RECEIVABLES

    As of March 31, 2009 and December 31, 2008, rents and other receivables consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Tenant receivables, net of allowance for doubtful accounts of $1,081 and $765 as of March 31, 2009 and December 31, 2008, respectively	$7,697	$3,139
Deferred rent	15,248	9,419
Interest receivable on real estate loans receivable	4,063	4,478
Interest receivable on cash and cash equivalents	-	14
Interest receivable on real estate securities	113	168
Other receivables	87	5

	$27,208	$17,223

8.	DEFERRED FINANCING COSTS, PREPAID EXPENSES AND OTHER ASSETS

    As of March 31, 2009 and December 31, 2008, deferred financing costs, prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Investment in master lease, net of accumulated amortization of $1,394 and $1,179 as of March 31, 2009 and December 31, 2008, respectively	$11,973	$12,187
Deferred financing costs, net of accumulated amortization of $9,267 and $8,214 as of March 31, 2009 and December 31, 2008, respectively	6,867	7,888
Derivative instruments at fair value	2,240	3,687
Prepaid insurance	2,921	1,330
Lease commissions, net of accumulated amortization of $552 and $340 as of March 31, 2009 and December 31, 2008, respectively	8,055	6,029
Other assets and prepaid expenses	3,107	1,837

	$35,163	$32,958

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

9.	NOTES PAYABLE AND REPURCHASE AGREEMENTS

    As of March 31, 2009 and December 31, 2008, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of March 31, 2009	Principal as of December 31, 2008	Average Interest Rate (1)	Contractual Interest Rate	Maturity Date (2)
Office
Sabal Pavilion Building - Mortgage Loan	$14,700	$14,700	6.38%	6.38%	08/01/2013
Plaza in Clayton - Mortgage Loan	62,200	62,200	5.90%	5.90%	10/06/2016
Crescent Green Building - Mortgage Loan	32,400	32,400	5.51%	5.68%	02/01/2012
625 Second Street Building - Mortgage Loan	33,700	33,700	5.85%	5.85%	02/01/2014
Sabal VI Building - Mortgage Loan	11,040	11,040	5.14%	5.14%	10/01/2011
The Offices at Kensington - Mortgage Loan	18,500	18,500	5.52%	5.52%	04/01/2014
Royal Ridge Building - Mortgage Loan	21,718	21,718	5.96%	5.96%	09/01/2013
Plano Corporate Center I & II - Mortgage Loan	30,591	30,591	5.90%	5.90%	09/01/2012
2200 West Loop South Building - Mortgage Loan	17,426	17,426	5.89%	5.89%	10/01/2014
ADP Plaza - Mortgage Loan	20,900	20,900	5.56%	5.56%	10/01/2013
Woodfield Preserve Office Center - Mortgage Loan (3)	80,000	80,000	5.30%	5.30%	05/01/2011
Patrick Henry Corporate Center - Mortgage Loan (4)	10,175	10,175	5.17%	(4)	07/09/2012
South Towne Corporate Center I and II - Mortgage Loan (3)	22,500	22,500	5.30%	5.30%	05/01/2011
Millennium I Building - Mortgage Loan (5)	-	28,228	2.90%	(5)	03/05/2009
Tysons Dulles Plaza - Mortgage Loan	76,375	76,375	5.90%	5.90%	03/10/2014
Great Oaks Center - Mortgage Loan (4)	19,349	19,349	5.17%	(4)	07/09/2012
University Park Buildings - Mortgage Loan (6)	10,123	-	5.00%	(6)	03/01/2012
Meridian Tower - Mortgage Loan (6)	7,626	-	5.00%	(6)	03/01/2012
North Creek Parkway Center - Mortgage Loan (6)	18,634	-	5.00%	(6)	03/01/2012
Five Tower Bridge - Mortgage Loan (7)	41,000	41,000	4.69%	One-month LIBOR + 2.40%	10/14/2010
City Gate Plaza - Mortgage Loan (6)	9,317	-	5.00%	(6)	03/01/2012

	558,274	540,802

Industrial
Southpark Commerce Center II Buildings - Mortgage Loan	18,000	18,000	5.67%	5.67%	12/06/2016
825 University Avenue Building - Mortgage Loan	19,000	19,000	5.59%	5.59%	12/06/2013
Midland Industrial Buildings - Mortgage Loan	24,050	24,050	5.85%	5.86%	01/06/2011
Bridgeway Technology Center - Mortgage Loan	26,824	26,824	6.07%	6.07%	08/01/2013
Cardinal Health - Mortgage Loan (4)	6,325	6,325	5.17%	(4)	07/09/2012
Cedar Bluffs - Mortgage Loan	4,627	4,627	5.86%	5.86%	07/01/2011
Crystal Park II - Buildings D & E - Mortgage Loan (4)	11,330	11,330	5.17%	(4)	07/09/2012
Corporate Express - Mortgage Loan (4)	5,005	5,005	5.17%	(4)	07/09/2012
Park 75 - Dell - Mortgage Loan (4)	9,955	9,955	5.17%	(4)	07/09/2012
Plainfield Business Center - Mortgage Loan (4)	9,350	9,350	5.17%	(4)	07/09/2012
Hartman Business Center One - Mortgage Loan (4)	9,185	9,185	5.17%	(4)	07/09/2012
Rickenbacker IV - Medline - Mortgage Loan (4)	8,676	8,676	5.17%	(4)	07/09/2012
Advo-Valassis - Mortgage Loan (4)	4,824	4,824	5.17%	(4)	07/09/2012
Nashville Flex Portfolio - Mortgage Loan (4)	29,728	29,728	5.17%	(4)	07/09/2012
Rivertech I and II - Mortgage Loan (4)	25,025	25,025	5.17%	(4)	07/09/2012
Suwanee Pointe - Mortgage Loan (4)	9,790	9,790	5.17%	(4)	07/09/2012

	221,694	221,694

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

	Principal as of March 31, 2009	Principal as of December 31, 2008	Average Interest Rate (1)	Contractual Interest Rate	Maturity Date (2)
National Industrial Portfolio Joint Venture
National Industrial Portfolio - Mortgage Loan (8)	300,000	300,000	1.39%	One-month LIBOR + 0.84%	08/09/2009
National Industrial Portfolio - Mezzanine Loan A (8)	40,200	40,200	2.26%	One-month LIBOR + 1.71%	08/09/2009
National Industrial Portfolio - Mezzanine Loan B (8)	32,300	32,300	2.56%	One-month LIBOR + 2.01%	08/09/2009
National Industrial Portfolio - Mezzanine Loan C (8)	32,300	32,300	2.81%	One-month LIBOR + 2.26%	08/09/2009
National Industrial Portfolio - Mezzanine Loan D (8)	26,200	26,200	3.56%	One-month LIBOR + 3.01%	08/09/2009
National Industrial Portfolio - Mezzanine Loan E (8)	4,321	4,150	1.74%	One-month LIBOR + 1.25%	08/09/2009

	435,321	435,150

Total Notes Payable	$1,215,289	$1,197,646

Repurchase Agreements
GKK I - Mezzanine Loan - Repurchase Agreement (9)	160,779	164,979	2.05%	One-month LIBOR + 1.50%	03/09/2011
GKK II - Mezzanine Loan - Repurchase Agreement (9)	125,050	128,317	2.04%	One-month LIBOR + 1.50%	03/09/2011
Fixed Rate Securities - Repurchase Agreement (9)	6,691	8,864	1.63%	One-month LIBOR + 1.00%	08/14/2013

Total Repurchase Agreements	$292,520	$302,160

Total Notes Payable and Repurchase Agreements	$1,507,809	$1,499,806

(1) Average interest rate is calculated as the weighted-average interest rate for the current year to date; however, if the loan was refinanced or modified during the year, the weighted-average interest rate is calculated from the effective date of the refinancing or modification to March 31, 2009.

(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2009; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) The borrowers under the referenced loan are co-borrowers under a single mortgage loan. The individual deeds of trust and mortgages on the respective properties securing the loan are cross-defaulted and this in effect creates cross-collateralization of the properties.

(4) The Company has elected to have interest calculated at a variable rate of 220 basis points over one-month LIBOR by entering into a one-month LIBOR contract. The Company entered into an interest rate swap agreement to protect the interest rate for $119.0 million of the principal balance, effectively fixing the interest rate on a majority of the loan at 6.02% as part of its hedging strategy. The borrowers under the referenced loan are co-borrowers under a single mortgage loan. The individual deeds of trust and mortgages on the respective properties securing the loan are cross-defaulted and this in effect creates cross-collateralization of the properties.

(5) At the Company’s election, the interest rate on this loan was calculated at a variable rate of Prime or 225 basis points over one-month LIBOR. On February 5, 2009, the Company paid off the principal and interest outstanding under the note.

(6) On February 5, 2009, the Company entered into a $54.0 million mortgage loan facility. As of March 31, 2009, $45.7 million had been disbursed to the Company. The borrowers under the referenced loan are co-borrowers under a single mortgage loan. The individual deeds of trust and mortgages on the respective properties securing the loan are cross-defaulted and this in effect creates cross-collateralization of the properties. The Company has elected to have interest calculated at a variable rate of 275 basis points over one-month LIBOR. On February 5, 2009, the Company entered into an interest rate swap agreement effectively fixing the interest rate at 5% as part of its hedging strategy.

(7) On October 14, 2008, the Company entered into a $41.0 million mortgage loan. The Company has elected to have interest calculated at a variable rate of 240 basis points over one-month LIBOR. On November 5, 2008, the Company entered into an interest rate swap agreement effectively fixing the interest rate at 4.69% as part of its hedging strategy.

(8) These loans are held through a consolidated joint venture. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. The terms of the loan agreements provide for the right to extend the loan for three successive one-year periods upon satisfaction of certain terms and conditions. The Company expects to extend or refinance the mortgage and mezzanine loans upon the initial maturity date. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(9)	See “—Repurchase Agreements.”

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    During the three months ended March 31, 2009, the Company incurred $15.8 million of interest expense. Of this amount, $4.1 million was payable as of March 31, 2009. Included in interest expense for the three months ended March 31, 2009 was $1.6 million of amortization of deferred financing costs.

    The following is a schedule of maturities for all notes payable outstanding as of March 31, 2009 (in thousands):

April 1, 2009 through December 31, 2009	$435,321
2010	41,000
2011	428,046
2012	267,408
2013	109,833
Thereafter	226,201

$1,507,809

Repurchase Agreements

    As of March 31, 2009, the Company had three repurchase agreements with remaining maturities of greater than 90 days, relating to the GKK I and II Mezzanine Loans and Fixed Rate Securities. The repurchase agreement carrying values, the book value of underlying collateral and the repurchase agreement counterparties are as follows (dollars in thousands):

	Carrying Value	Book Value of Underlying Collateral	Repurchase Agreement Counterparties
GKK I - Mezzanine Loan	$160,779	$269,975	Goldman Sachs Mortgage Company
GKK II - Mezzanine Loan	125,050	209,980	Citigroup Financial Products, Inc.
Fixed Rate Securities	6,691	8,523	Deutsche Bank Securities, Inc.

	$292,520	$488,478

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    During the three months ended March 31, 2009, the Company entered into the following financings related to its real property portfolio:

Small Portfolio Mortgage Loan Facility

    On February 5, 2009, certain of the Company’s wholly owned subsidiaries (the “Borrowers”) entered into a three-year mortgage loan agreement with an unaffiliated lender related to the following properties that secure the loan: North Creek Parkway Center, City Gate Plaza, the University Park Buildings and Meridian Tower. The principal amount of the facility is $54.0 million (the “Small Portfolio Mortgage Loan Facility”). As of March 31, 2009, $45.7 million had been disbursed to the Company and up to $8.3 million is available for a one-time future disbursement, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is March 1, 2012, with a one-year extension option subject to certain conditions. The Small Portfolio Mortgage Loan Facility bears interest at a floating rate of 275 basis points over one-month LIBOR (or, at the Borrowers’ election, over three-month LIBOR or six-month LIBOR). The Company has entered into an interest rate swap in order to hedge the floating interest rate applicable to certain amounts borrowed under the Small Portfolio Mortgage Loan Facility, which effectively fixes the interest rate at approximately 5% with respect to $45.7 million of the amount borrowed under the Small Portfolio Mortgage Loan Facility through but excluding March 1, 2012. From March 1, 2012 through but excluding March 1, 2013, the swap effectively fixes its interest rate at approximately 5% with respect to $34.3 million of the amount borrowed under the Small Portfolio Mortgage Loan Facility. The Borrowers under the Small Portfolio Mortgage Loan Facility are co-borrowers under a single mortgage loan agreement pursuant to which all of the Borrowers’ assets make up a collateral pool. All of the deeds of trust and mortgages on the properties securing the Small Portfolio Mortgage Loan Facility are cross-defaulted and this in effect creates cross-collateralization of all the properties.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    As of March 31, 2009 and December 31, 2008, accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable and other accrued liabilities	$18,141	$14,393
Accrued interest expense	4,093	3,707
Real estate taxes payable	4,685	6,631

	$26,919	$24,731

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

11.	OTHER LIABILITIES

    As of March 31, 2009 and December 31, 2008, other liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Tenant security deposits	$5,178	$5,164
Interest rate swap agreements	9,136	8,354
Prepaid rent and other	3,895	8,834

	$18,209	$22,352

12.	DERIVATIVE INSTRUMENTS

    The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate real estate loans receivable and notes payable. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. When the Company purchases or originates a variable rate debt instrument for investment, or obtains variable rate financing, it considers several factors in determining whether or not to use a derivative instrument to hedge the related interest rate risk. These factors include the Company’s return objectives, the expected life of the investment, the expected life of the financing instrument, interest rates, costs to purchase hedging instruments, the terms of the debt investment, the terms of the financing instrument, the overall interest rate risk exposure of the Company, and other factors.

    The Company enters into interest rate caps to mitigate its exposure to rising interest rates on its variable rate notes payable. Under an interest rate cap, if the reference interest rate, such as one-month LIBOR, increases above the cap rate, the holder of the instrument receives a payment based on the notional value of the instrument, the length of the period, and the difference between the current reference rate and the cap rate. If the reference rate increases above the cap rate, the payment received under the interest rate cap will offset the increase in the payments due under the variable rate notes payable. The value of interest rate caps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate cap is amortized to interest expense over the contractual life of the instrument. Interest rate caps are viewed as a series of call options or caplets which exist for each period the cap agreement is in existence. As each caplet expires, the related cost of the expired caplet is amortized to interest expense with the remaining caplets carried at fair value. For interest rate caps that are designated as cash flow hedges under SFAS 133, the change in the fair value of an effective interest rate cap is recorded to accumulated comprehensive income in equity. For interest rate caps that are not designated as cash flow hedges, the change in the fair value of the instrument is recorded to gain (loss) on derivative instruments in the accompanying consolidated statements of operations. Amounts the Company is entitled to under interest rate caps, if any, are recognized on an accrual basis, and are recorded to as a reduction against interest expense in the accompanying consolidated statements of operations.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The Company enters into interest rate floors to mitigate its exposure to decreasing interest rates on its variable rate loans receivable. Under an interest rate floor, if the reference interest rate, such as one-month LIBOR, decreases below the floor rate, the holder of the instrument receives a payment based on the notional value of the instrument, the length of the period, and the difference between the current reference rate and the floor rate. If the reference rate decreases below the floor rate, the payment received under the interest rate floor will offset the decrease in the payments received under the variable rate loans receivable. The value of interest rate floors is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, decreases in interest rates, or anticipated decreases in interest rates, will increase the value of interest rate floors. As the remaining life of an interest rate floor decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate floor is amortized as a reduction against interest income over the contractual life of the instrument. Interest rate floors are viewed as a series of put options or floorlets which exist for each period the floor agreement is in existence. As each floorlet expires, the related cost of the expired floorlet is amortized to interest income with the remaining floorlets carried at fair value. All of the Company’s interest rate floors are designated as cash flow hedges under SFAS 133. Changes in the fair value of an effective interest rate floor are recorded to accumulated comprehensive income in equity. Amounts the Company is entitled to under interest rate floors, if any, are recognized on an accrual basis and are recorded as interest income in the accompanying consolidated statements of operations.

    The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. Under a typical interest rate swap, each counterparty agrees to pay either a fixed or variable rate to the other party based on the same notional amount. The notional amount is not exchanged. If the Company enters into variable rate financing, it may elect to become the fixed rate payer in an interest rate swap to effectively convert its variable rate note payable to a fixed rate obligation. Under this arrangement, the Company will receive a payment based on the variable rate and use that payment received to effectively pay for the debt service on its variable rate note payable. The change in the variable rate payment received under the interest rate swap due to changes in interest rates should effectively mirror the change in the payment made on the floating rate note payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All of the Company’s interest rate swaps are designated as cash flow hedges under SFAS 133. Changes in the fair value of an effective interest rate swap are recorded to accumulated comprehensive income in equity. Amounts the Company is obligated to pay under interest rate swaps are recognized on an accrual basis, and are recorded to interest expense in the accompanying consolidated statements of operations. Amounts the Company is entitled to receive under interest rate swaps are recognized on an accrual basis and are recorded as a reduction against interest expense in the accompanying consolidated statements of operations. There were no costs incurred by the Company upon entering into the interest rate swaps.

    As of March 31, 2009, the Company has a balance of $3.4 million of accumulated other comprehensive income related to net unrealized losses on derivative instruments designated as cash flow hedges in accordance with SFAS 133 that it anticipates it will reclass to earnings during the next 12 months as the related hedged transactions occur.

    The Company’s accounting policies for derivative instruments are also discussed above in Note 2, “Summary of Significant Accounting Policies.”

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of March 31, 2009 and December 31, 2008. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

					Fair Value of Asset (Liability)
	Notional Value	Reference Rate	Effective Date	Maturity Date	March 31, 2009	December 31, 2008

Derivatives designated as hedging instruments under SFAS 133

Interest Rate Floor	$ 83,721	One-month LIBOR at 4.50%	01/30/2008	08/09/2009	$1,170	$1,925
Interest Rate Floor	60,279	One-month LIBOR at 4.50%	01/30/2008	08/09/2009	842	1,386

Interest Rate Floor	15,850	One-month LIBOR at 4.50%	03/09/2008	08/09/2009	227	368
Interest Rate Swap	119,037	One-month LIBOR at 0.50%/ Fixed at 3.82%	07/11/2008	07/11/2012	(7,367)	(7,511)
Interest Rate Swap	41,000	One-month LIBOR at 0.50%/ Fixed at 2.29%	11/05/2008	10/14/2010	(851)	(843)
Interest Rate Swap	45,700	One-month LIBOR at 0.50%/ Fixed at 2.26%	02/05/2009	03/01/2013	(918)	-

Total derivatives designated as hedging instruments under SFAS 133	$ 365,587				$(6,897)	$(4,675)

Derivatives not designated as hedging instruments under SFAS 133

Interest Rate Cap	$ 405,000	One-month LIBOR at 5.75%	08/08/2007	08/15/2010	$1	$8
Interest Rate Cap	46,000	One-month LIBOR at 6.00%	08/08/2007	08/15/2009	-	-

Total derivatives not designated as hedging instruments under SFAS 133	$ 451,000				$1	$8

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

The following table summarizes the location of the Company’s derivative financial instruments in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives			Liability Derivatives
		March 31, 2009	December 31, 2008		March 31, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Interest rate floors	Deferred financing costs, prepaid expenses and other assets	$2,239	$3,679	Other liabilities	$-	$-

Interest rate swaps	Deferred financing costs, prepaid expenses and other assets	-	-	Other liabilities	(9,136)	(8,354)

Total derivatives designated as hedging instruments under SFAS 133		$2,239	$3,679		$(9,136)	$(8,354)

Derivatives not designated as hedging instruments under SFAS 133

Interest rate caps	Deferred financing costs, prepaid expenses and other assets	$1	$8	Other liabilities	$-	$-

Total derivatives not designated as hedging instruments under SFAS 133		$1	$8		$-	$-

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The following tables summarize the location of the Company’s gains (losses) related to derivative financial instruments in the accompanying consolidated financial statements for the three months ended March 31, 2009 and 2008 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Interest rate cap	$119	$-	Interest expense	$(119)	$-	Gain (loss) on derivative instruments	$-	$-
Interest rate floors	(673)	935	Interest income	766	347	Gain (loss) on derivative instruments	-	-
Interest rate swaps	(782)	-	Interest expense	(1,057)	-	Gain (loss) on derivative instruments	-	-

Total	$(1,336)	$935		$(410)	$347		$-	$-

		Amount of Gain (Loss) Recognized in Income on Derivatives

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest rate caps	Gain (loss) on derivative instruments	$(6)	$(169)

Total		$(6)	$(169)

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require significant adjustment by the Company to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. Fair value measurements based on quotes that do not reflect the result of market transactions or that are based on information available only to the parties providing such quotes are classified as Level 3 inputs in accordance with FSP 157-3.

    At March 31, 2009, the Company held the following financial instruments measured under the SFAS 157 hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real Estate Securities	$8,523	$-	$-	$8,523
Asset Derivatives	2,240	-	2,240	-
Nonrecurring Basis:
Impaired Real Estate Loan Receivable	3,250	-	-	3,250

Total Assets	$14,013	$-	$2,240	$11,773

Recurring Basis:
Liability Derivatives	$(9,136)	$-	$(9,136)	$-

Total Liabilities	$(9,136)	$-	$(9,136)	$-

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    As of March 31, 2009, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. The dealer utilizes a proprietary valuation model that contains unobservable inputs as defined by SFAS 157. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

    As of March 31, 2009, the Company based its fair value measurements of the derivative instruments on valuations provided by a third-party expert, who utilizes proprietary valuation models that primarily rely on observable market data inputs. As such, the Company classifies these inputs as Level 2 inputs.

    When the Company has a loan that is identified as being impaired in accordance with SFAS 114 and is collateral dependent, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. Due to the nature of the individual property collateralizing the Company’s only collateral dependent impaired loan as of March 31, 2009, the Company used the income approach through an internally developed valuation model to estimate the fair value of the collateral. This approach requires the Company to make significant judgments with respect to capitalization rates, market rental rates, occupancy rates, and operating expenses that are considered Level 3 inputs in accordance with SFAS 157.

    The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having fair value measurements based on significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

For the Three Months Ended March 31, 2009
Balance, December 31, 2008	$13,420
Other-than-temporary impairment	(5,067)
Unrealized losses on real estate securities	-
Interest accretion on real estate securities	170
Purchases, issuances and settlements	-
Transfers in and/or (out) of Level 3	-

Balance, March 31, 2009	$8,523

Unrealized loss included in other comprehensive income (loss)	$-

14.    RELATED PARTY TRANSACTIONS

    The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2009 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    Pursuant to the terms of the agreements described above, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2009 and 2008 and any related amounts payable as of March 31, 2009 and December 31, 2008 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31, 2009	December 31, 2008
	2009	2008
Expensed
Asset management fees	$5,692	$2,777	$3,612	$2,844
Reimbursement of operating expenses (1)	228	-	-	-

Additional Paid-in Capital
Selling commissions (2)	432	16,252	-	-
Dealer manager fees (2)	-	9,558	-	-
Reimbursable other offering costs (2) (3)	72	1,211	-	-

Capitalized
Acquisition fees (4)	-	1,601	-	-
Advances from Advisor (5)	-	-	1,600	1,600

	$6,424	$31,399	$5,212	$4,444

(1) Reimbursement of operating expenses represents transfer agent administrative and processing costs incurred by the Advisor on behalf of the Company and subsequently reimbursed by the Company for the three months ended March 31, 2009.

(2) Selling commissions, dealer manager fees and reimbursable other offering costs are charged as incurred against KBS Real Estate Investment Trust, Inc. stockholders’ equity in the accompanying consolidated financial statements.

(3) Reimbursable other offering costs represent the portion of the Company’s other offering costs incurred by the Advisor and its affiliates on behalf of the Company and subsequently reimbursed or reimbursable by the Company. The Company has recorded other offering costs related to the Offering of approximately $72,000 and $1.7 million for the three months ended March 31, 2009 and 2008, respectively, including both other offering costs incurred directly by the Company and those costs incurred by the Advisor and its affiliates on behalf of the Company. The $72,000 total of other offering costs recorded by the Company during the three months ended March 31, 2009 was incurred by the Advisor and its affiliates as reimbursable other offering costs. Of the total other offering costs recorded by the Company during the three months ended March 31, 2008, $1.2 million was incurred by the Advisor and its affiliates as reimbursable other offering costs and $0.5 million had been incurred directly by the Company.

(4) Represents acquisition fees related to purchases of real estate and real estate-related investments during the three months ended March 31, 2009 and 2008. The acquisition fees for the real estate loans receivable are included in the real estate loans receivable, net, in the accompanying consolidated financial statements and amortized over the life of the loans.

(5) Pursuant to the Advisory Agreement, as amended, the Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending June 30, 2009 exceeds the amount of the Company’s Funds from Operations (as defined below) from January 1, 2006 through June 30, 2009. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007. The Advisory Agreement, as amended, defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other-than-temporary impairments of real estate securities, or other similar charges.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The Company had granted no stock-based compensation awards and it had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2009.

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

March 31, 2009

(unaudited)

Form of Compensation	Amount
Acquisition Fee	The Company pays the Advisor 0.75% of the purchase price of investments acquired, including acquisition expenses and any debt attributable to such investments.
Asset Management Fee (1)

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the cost of all real estate and real estate-related investments made by the Company and of the Company’s investments in joint ventures, including acquisition fees, acquisition expenses and any debt attributable to such investments, provided that with respect to the Company’s investment in the Joint Venture that owns the National Industrial Portfolio, the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the Joint Venture investment, which equals the product of (i) the amount actually paid or allocated to the purchase, development, construction or improvement of properties by the Joint Venture, inclusive of expenses related thereto, and the amount of any outstanding debt associated with such properties and the Joint Venture and (ii) the percentage that represents the Company’s economic interest in the Joint Venture. The Advisor may also earn a performance fee related to the joint venture investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the Joint Venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds, from Operations (as defined in the Advisory Agreement, as amended). As of March 31, 2009, the Company’s operations were sufficient to meet the Funds from Operations condition per the Advisory Agreement. As a result, as of March 31, 2009, the Company had accrued for incurred but unpaid performance fees of $3.3 million. Although these performance fees have been incurred as of March 31, 2009, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of March 31, 2009, $1.6 million of advances from the Advisor remain unpaid.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

Form of Compensation	Amount
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

Stock-based Compensation Awards (1)

The Company may issue stock-based awards to affiliates of the Advisor. As of March 31, 2009, no awards had been granted under the plan. The Company has no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the Company’s board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan.

(1) The Advisor will reimburse the Company at the end of any fiscal quarter for total operating expenses that in the four consecutive fiscal quarters then ended exceed the greater of 2% of its average invested assets or 25% of its net income for such year, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Company’s total operating expenses were not in excess of the operating expense reimbursement obligation for the four trailing fiscal quarters ending March 31, 2009 or 2008.

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

The Advisory Agreement has a one-year term. The Company may terminate the Advisory Agreement on 60 days’ written notice.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

15.    CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

    On August 8, 2007, the Company entered into a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”) subject to an operating agreement (the “Operating Agreement”). The Joint Venture, which is managed by New Leaf, owns 23 industrial properties and holds a master lease with a remaining term of 14 years with respect to another industrial property (collectively, the “National Industrial Portfolio”). The Company made an initial capital contribution of $85.5 million and holds an 80% membership interest in the Joint Venture. New Leaf made an initial capital contribution of $21.4 million and owns a 20% membership interest in the Joint Venture. Pursuant to the Operating Agreement, the Company and New Leaf may be required to make additional capital contributions to the Joint Venture to fund operating reserves or expenses approved in the budget or business plan.

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

    The Company concluded that the Joint Venture meets the definition of a variable interest entity under FIN 46R and it is the primary beneficiary of the Joint Venture. Therefore, the Company consolidates the Joint Venture in its financial statements and records as noncontrolling interest the portion of the Joint Venture not owned by the Company.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

16.    SUPPLEMENTAL CASH FLOW DISCLOSURES

    Supplemental cash flow and significant noncash transaction disclosures are as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,764	$14,609

Supplemental Disclosure of Significant Noncash Transaction:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$16,975	$8,551

17.    SEGMENT INFORMATION

    The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. Under the real estate-related segment, the Company has invested in and originated mezzanine loans, mortgage loans and other real estate-related assets, including mortgage-backed securities and other structured finance investments. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies (see Note 2).

    The Company evaluates the performance of its segments based upon net operating income (“NOI”) which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements, interest and other income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2009 and 2008, and total assets and total liabilities for each reportable segment as of March 31, 2009 and December 31, 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Revenues
Real estate segment	$60,259	$44,816
Real estate-related segment	19,672	12,262

Total segment revenues	79,931	57,078
Corporate-level	16	501

Total Revenues	$79,947	$57,579

Interest Expense:
Real estate segment	14,279	15,161
Real estate-related segment	1,496	688

Total interest expense	$15,775	$15,849

NOI
Real estate segment	$22,539	$13,324
Real estate-related segment	15,989	10,978

Total NOI	$38,528	$24,302

	As of March 31, 2009	As of December 31, 2008

Assets:
Real estate segment	$1,964,576	$1,981,705
Real estate-related segment	912,846	937,815

Total segment assets	2,877,422	2,919,520
Corporate-level (1)	11,445	9,030

Total assets	$2,888,867	$2,928,550

Liabilities:
Real estate segment	$1,298,539	$1,286,888
Real estate-related segment	292,831	302,610

Total segment liabilities	1,591,370	1,589,498
Corporate-level (2)	16,800	15,953

Total liabilities	$1,608,170	$1,605,451

(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $10.7 million and $8.7 million as of March 31, 2009 and December 31, 2008, respectively.

(2) As of March 31, 2009 and December 31, 2008, corporate-level liabilities consisted primarily of amounts due to affiliates for commissions, reimbursements of offering costs, accruals for legal and accounting fees and distributions payable.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The following table reconciles the Company’s net income attributable to common stockholders to its net operating income for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net (loss) income	$(2,072)	$1,018
Corporate-level other interest income	(16)	(501)
General and administrative expenses	1,604	1,239
Depreciation and amortization	30,882	22,377
Provision for loan losses	3,057	-
Other-than-temporary impairments of real estate securities	5,067	-
Loss on derivative instruments	6	169

Net operating income	$38,528	$24,302

18.    COMMITMENTS AND CONTINGENCIES

Economic Dependency

    The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other sources.

Concentration of Credit Risk

    The Company owns a significant number of mezzanine loans that as of and for the three months ended March 31, 2009 comprise 27% of the Company’s total assets and provided 19% of the Company’s revenues. Mezzanine loans are secured by a pledge of the ownership interests of an entity that owns real property and involve a higher degree of risk than a senior mortgage loan with a first priority lien. If a borrower defaults on a mezzanine loan, the mezzanine lender may foreclose on the ownership interests of the entity that owns the property and assume the more senior loans. If the Company does not have the ability or willingness to assume the senior loans and operate the properties, for any reason, including that the senior loans have matured or are maturing, the cash flow from the properties is insufficient to cover the debt service on the senior loans or the Company’s own liquidity or other concerns, the Company could face significant losses on defaulted mezzanine loans. Losses realized by mezzanine lenders may be greater than losses realized by senior lenders as the rights of mezzanine lenders are subordinate to those of senior lenders. For example, if a property was liquidated by a group of lenders consisting of a senior lender and a mezzanine lender, the proceeds of the liquidation would be applied to the senior lender’s loan balance first with any remaining proceeds going to the mezzanine lender.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

    The GKK Mezzanine Loan represents a significant investment to the Company that as of and for the three months ended March 31, 2009 comprises 17% of the Company’s total assets and provided 9% of the Company’s revenues. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the borrower’s debt service obligations. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the borrower might rely on its sponsors to fund any debt service shortfalls. In the event the borrower’s sponsors were unable or unwilling to do so, the borrower might default on the loan. Under such a scenario, the most junior lender could foreclose on the ownership interests of the properties and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender were to default, the Company could foreclose on the membership interests of the properties and assume the more senior loans. Under such a scenario, the Company could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell the properties and repay the remaining loans. The Company may not have the ability to operate the properties or assume the liabilities related to the properties.

Environmental

    As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of March 31, 2009.

Legal Matters

    From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Publications Related to the Company

    On October 27, 2006, the St. Louis Business Journal published an article related to the Company’s acquisition of the Plaza in Clayton, a 16-story office building containing 325,172 rentable square feet in St. Louis, Missouri. The article included statements about the acquisition and statements about the Company made by the national sales manager of the Dealer Manager. The article is also available on the St. Louis Business Journal’s web site. Also, on May 21, 2007, Real Estate Finance & Investment newsweekly published an interview between Institutional Investor, Inc. reporter William Sprouse and Peter M. Bren, who is the Company’s president, the president of the Advisor and the chairman of the board and president of KBS Realty Advisors LLC. The interview was also made available to Real Estate Finance & Investment subscribers on the Institutional Investor, Inc. website on May 21, 2007.

    If the involvement of the Company with the above publications (and/or the Dealer Manager with respect to the St. Louis Business Journal article) were held by a court to be in violation of Section 5 of the Securities Act of 1933, the Company could be required to repurchase the shares from investors in the Offering who received the respective publication before receiving a written prospectus. Such potential repurchase obligation would last for a period of one year following the date of the alleged violation. The repurchase price would be the original purchase price, plus statutory interest from the date of purchase.

    The Company intends to contest any claim that a Section 5 violation occurred; nevertheless, the Company can give no assurance that a court would agree with its determination. Because the Company does not know the amount of shares purchased in the Offering, if any, from those who received either publication before receiving a prospectus, the Company cannot know the amount of the Company’s potential liability should a court hold that a Section 5 violation occurred. Therefore, the Company can give no assurance that the ultimate outcome with respect to any such Section 5 claim would not materially adversely affect the Company’s operating results, financial position or liquidity.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009

(unaudited)

19.	SUBSEQUENT EVENTS

Distributions Paid

    On April 15, 2009, the Company paid distributions of $10.6 million, which related to distributions declared for each day in the period from March 1, 2009 through March 31, 2009.

Distributions Declared

    On March 25, 2009, the Company’s board of directors declared distributions for the period from April 1, 2009 through April 30, 2009, based on daily record dates, which the Company expects to pay in May 2009. On April 24, 2009, the Company’s board of directors declared distributions for the period from May 1, 2009 through May 31, 2009, based on daily record dates, which the Company expects to pay in June 2009. On May 8, 2009, the Company’s board of directors declared distributions for the period from June 1, 2009 through June 30, 2009, based on daily record dates, which the Company expects to pay in July 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

    Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending June 30, 2009 exceeds the amount of the Company’s funds from operations (as defined by the Company’s advisory agreement) from January 1, 2006 through June 30, 2009, see Note 14, “Related Party Transactions.”

Amended and Restated Share Redemption Program

    On May 8, 2009, the Company’s board of directors approved an amended and restated share redemption program. The terms of the amended and restated share redemption program are identical to the prior program except that the amended and restated share redemption program provides that redemptions sought upon a stockholder’s “determination of incompetence” are treated the same as redemptions sought upon a stockholder’s death or qualifying disability. In order for a determination of incompetence or incapacitation to entitle a stockholder to the special redemption terms, a state or federal court located in the United States must declare, determine or find the stockholder to be (i) mentally incompetent to enter into a contract, to prepare a will or to make medical decisions or (ii) mentally incapacitated. In both cases such determination must be made by the court after the date the stockholder acquired the shares to be redeemed. A determination of incompetence or incapacitation by any other person or entity, or for any purpose other than those listed above, will not entitle a stockholder to the special redemption terms. Redemption requests following a “determination of incompetence” must be accompanied by the court order, determination or certificate declaring the stockholder incompetent or incapacitated.

    The amended and restated share redemption program will become effective on June 12, 2009.

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

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•

Our investments in real estate and mortgage, mezzanine, bridge and other loans as well as investments in mortgage-backed securities, collateralized debt obligations and other debt may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from the properties and other assets directly securing our loan investments and underlying our investments in mortgage-backed securities could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Additionally certain of our loan receivable investments are also variable rate with interest rate and related payments that vary with the movement of LIBOR. Decreases in these indexes could decrease the interest income payments received and limit our ability to pay distributions to our stockholders.

•	We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including but not limited to the repurchase of shares under our share redemption program, the funding of capital expenditures on our real estate investments, the funding of outstanding loan commitments on our real estate loans receivable, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions, and we will continue to be limited in our ability to redeem any shares under the share redemption program.

    All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Part II, Item 1A of this quarterly report.

Overview

    We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan.

    We ceased offering shares of common stock in our primary offering on May 30, 2008 and terminated the offering upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 171,109,494 shares of common stock in the primary offering for gross offering proceeds of $1.7 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of March 31, 2009, we had sold 9,290,786 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $88.3 million. As of March 31, 2009, we recorded redemptions of 4,180,486 shares sold in our public offering pursuant to our share redemption program for $39.2 million.

    We have used the proceeds of our public offering to acquire and manage a diverse portfolio of real estate properties and real estate-related investments. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. We have no paid employees. Our advisor, KBS Capital Advisors, LLC (“KBS Capital Advisors”), conducts our operations and manages our portfolio of real estate and real estate-related investments.

    As of March 31, 2009, we owned 64 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage loans. The 64 real estate properties total 20.8 million rentable square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 22 office properties, six industrial properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 industrial properties and a master lease with respect to another property. At March 31, 2009, the portfolio was approximately 92% leased. Our real estate loans receivable portfolio includes eight mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and five mortgage loans. Our real estate securities portfolio includes two investments in securities directly or indirectly backed by commercial mortgage loans.

    In constructing our portfolio, we have targeted to acquire approximately 70% core investments, which are generally existing properties with at least 80% occupancy and minimal near-term lease rollover, and approximately 30% real estate-related investments and enhanced-return properties. However, we will not forego an investment opportunity because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater or lesser percentage of enhanced-return properties and real estate-related investments. As of March 31, 2009, as a percentage of our total investments, the purchase price of our real estate properties represented 65% of our portfolio and the purchase price of our real estate-related investments represented 35% of our portfolio.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Now that we have invested the net proceeds from our primary public offering, our focus in 2009 will be to manage our existing portfolio. We do not anticipate making a significant number of investments in the future. To the extent we receive proceeds from the repayment of real estate-related investments or the sale of a real estate asset, we expect to retain a portion of these funds for liquidity purposes, but may use a portion of the funds to make additional investments or to pay distributions to our stockholders.

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

    These disruptions in the financial markets and deteriorating economic conditions have increased the cost of credit in the commercial real estate sector and therefore could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer real estate transactions, increased capitalization rates and lower property values. Furthermore, these deteriorating economic conditions have negatively impacted and may continue to negatively impact commercial real estate fundamentals and may result in lower occupancy, lower rental rates and declining values in our real estate portfolio, in the collateral securing our loan investments and in the collateral underlying our commercial mortgage-backed securities (“CMBS”) investments.

    Over the short-term, management expects continued volatility in the capital markets and with that, continued volatility in the commercial real estate, the real estate finance and the structured finance markets. These circumstances have materially impacted the cost and availability of credit to borrowers.

    As of March 31, 2009, we had debt obligations in the aggregate principal amount of $1.5 billion. Short-term loans representing $435.3 million of this debt mature within the next year and long-term loans representing the remaining $1.1 billion of this debt mature primarily between 2011 and 2016. The terms of the loan agreements for the $435.3 million of debt maturing within the next year provide for the right to extend the loans for three successive one-year periods upon satisfaction of certain terms and conditions. We intend to extend or refinance these mortgage and mezzanine loans upon their initial maturity date. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or obtain additional debt financing on terms as attractive as our current indebtedness.

Liquidity and Capital Resources

    Our principal demand for funds during the short and long-term is for the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering which closed in 2008;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings, including mortgage loans and repurchase agreements;

•	Cash flow generated by our real estate operations and real estate-related investments; and

•	Principal payments on our real estate loans receivable.

    In addition, for the three months ended March 31, 2009, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments. We believe that the expected proceeds from our dividend reinvestment plan, potential debt financings and refinancings and our cash flow from operations will be sufficient to meet our liquidity needs for the upcoming year.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities

    Net cash provided by operating activities were $17.8 million and $9.5 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cash flows from operating activities was primarily due to increases in rental revenue from our real estate and increases in interest income from our real estate-related investments as a result of our investment activities during 2008, partially offset by increases in rental expenses, asset management fees, interest expense and general and administrative expenses.

Cash Flows from Investing Activities

    Net cash provided by investing activities was $13.0 million for the three months ended March 31, 2009. Net cash used in investing activities was $221.2 million for the three months ended March 31, 2008. Our significant investing activities were as follows:

•	Additions to real estate of $3.5 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

•	Principal repayments on our real estate loans receivable of $17.9 million for the three months ended March 31, 2009.

•	Advances on our real estate loans receivable of $1.4 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively.

•	Acquisitions of real estate totaling $45.8 million for the three months ended March 31, 2008.

•	Acquisitions or originations of real estate loans receivable of $169.0 million for the three months ended March 31, 2008.

Cash Flows from Financing Activities

    Net cash used in financing activities was $31.1 million for the three months ended March 31, 2009. Net cash provided by financing activities was $259.9 million for the three months ended March 31, 2008. Our significant financing activities were as follows:

Debt Financings

•	Proceeds from notes payable of $45.9 million and $114.3 million for the three months ended March 31, 2009 and 2008, respectively.

•	Principal payments on notes payable of $28.2 million and $91.5 million for the three months ended March 31, 2009 and 2008, respectively.

•	Principal payments on repurchase agreements of $9.6 million for the three months ended March 31, 2009.

Public Offering Proceeds, Payments to Redeem Common Stock, and Payment of Offering and Other Costs and Expenses

•	Payments to redeem common stock of $23.3 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

•	Payments of commissions on stock sales and related dealer manager fees of $0.4 million and $23.3 million for the three months ended March 31, 2009 and 2008, respectively.

•

Proceeds from the issuance of common stock of $273.1 million related to our initial public offering (excluding proceeds from our dividend reinvestment plan of $8.6 million) for the three months ended March 31, 2008.

Distributions Paid to Common Stockholders

•

Declared aggregate distributions of $30.6 million and paid net cash distributions of $13.6 million after giving effect to dividends reinvested by stockholders of $17.0 million, for the three months ended March 31, 2009.

•

Declared aggregate distributions of $17.1 million and paid net cash distributions of $7.1 million after giving effect to dividends reinvested by stockholders of $8.6 million, for the three months ended March 31, 2008.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    As of March 31, 2009, our liabilities totaled $1.6 billion and consisted primarily of long-term notes payable and repurchase agreements with a maturity of longer than one year of $1.1 billion and short-term notes payable with a maturity of one year or less of $435.3 million. Long-term notes payable and repurchase agreements consisted of $534.6 million of fixed rate loans with a weighted-average interest rate of 5.73%, $205.7 million of variable rate loans which are effectively fixed through interest rate swap agreements at a weighted-average interest rate of 5.53%, and $332.2 million of unhedged variable rate loans with a weighted-average interest rate of 2.07%. Short-term notes payable consisted of $435.3 million of variable rate loans with a weighted-average interest rate of 1.75% for the three months ended March 31, 2009. The short-term notes payable have three successive one-year extension options upon satisfaction of certain terms and conditions. We expect to extend the short-term notes payable for at least one additional year. As of March 31, 2009, our borrowings were approximately 51% of the cost of our tangible assets (before depreciation or other noncash reserves).

Contractual Commitments and Contingencies

    As discussed above, throughout 2008 and the first quarter of 2009, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to widen considerably and caused significant volatility in interest rates including LIBOR. We have a total of $767.5 million of unhedged variable rate notes payable and $737.7 million of variable rate loans receivable that are impacted by fluctuations in interest rates. In addition, our loans receivable are generally directly or indirectly secured by real property. To the extent that the value of the underlying property is impacted by unfavorable market conditions, the return of our investment and realization of discounts on acquired real estate loans receivable and securities could be negatively impacted.

    In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and the dealer manager. We pay our advisor fees in connection with the selection and purchase of real estate and real estate-related investments, the management of our assets and for certain costs incurred by our advisor in providing services to us. We also pay the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with the issuance of shares under the dividend reinvestment plan, to the extent permitted under state securities laws and to the extent that we paid selling commissions in connection with the issuance of shares to the investor in the primary offering. We will also continue to reimburse our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The following is a summary of our contractual obligations as of March 31, 2009 (in thousands):

Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations (1)	$ 1,507,809	$ 435,321	$ 469,046	$ 377,241	$ 226,201
Interest payments on outstanding debt obligations (2)	$ 157,527	$ 32,751	$ 69,153	$ 40,460	$ 15,163
Outstanding funding obligations under real estate loans receivable	$ 14,671	$ 8,971	$ 5,700	$ -	$ -
Other obligations (3)	$ 4,948	(3)	(3)	(3)	(3)

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2009, adjusted for the impact of interest rate swap agreements. We incurred interest expense of $14.2 million, excluding amortization of deferred financing costs totaling $1.6 million, during the three months ended March 31, 2009.

(3) Represents the $1.6 million advance from our advisor and $3.3 million of incurred but unpaid performance fees as of March 31, 2009. We have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. Pursuant to the advisory agreement, as amended, with KBS Capital Advisors, we are only obligated to reimburse our advisor for these advances if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of real estate securities, or other similar charges.

In addition to the advances to us from our advisor in the amount of $1.6 million, at March 31, 2009, we have incurred but unpaid performance fees totaling $3.3 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of March 31, 2009, our operations were sufficient to meet the Funds from Operations condition as defined in the amended advisory agreement. Although these performance fees have been incurred as of March 31, 2009, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

We have reflected both of the above items in the total column only, as they have no fixed payment date, but they may be repaid in any future year depending on our financial condition.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

    The results of operations presented for the three months ended March 31, 2009 and 2008 are not directly comparable because we were still investing the proceeds of our initial public offering during 2008. In addition to acquisitions made during the three months ended March 31, 2008, subsequent to March 31, 2008, we invested in nine real estate properties, three mezzanine loans, a first mortgage loan and a security indirectly backed by CMBS and originated one mezzanine loan. We did not make any acquisitions during the three months ended March 31, 2009.

Comparison of the three months ended March 31, 2009 versus the three months ended March 31, 2008

    The following table provides summary information about our results of operations for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2009	2008
Rental income	$48,587	$34,327	$14,260	42%	$12,872	$1,388
Tenant reimbursements	10,916	9,844	1,072	11%	1,502	(430)
Interest income from real estate loans receivable	18,517	12,003	6,514	54%	9,981	(3,467)
Interest income from real estate securities	1,134	248	886	357%	1,092	(206)
Property operating, maintenance, and management costs	12,589	8,268	4,321	52%	2,913	1,408
Real estate taxes, property-related taxes, and insurance	7,347	5,882	1,465	25%	1,647	(182)
Asset management fees	5,692	2,777	2,915	105%	2,471	444
General and administrative expenses	1,604	1,239	365	29%	na	na
Depreciation and amortization expense	30,882	22,377	8,505	38%	7,381	1,124
Interest expense	15,775	15,849	(74)	0%	3,552	(3,626)
Provision for loan losses	3,057	-	3,057	100%	na	na
Other-than-temporary impairment of real estate securities	5,067	-	5,067	100%	na	na

(1) Represents the dollar amount increase for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of properties and other real estate-related assets acquired on or after January 1, 2008.

(2) Represents dollar amount increase (decrease) for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 with respect to properties and other real estate-related investments owned by us during both periods.

    The $14.3 million net increase in rental income was primarily due to an increase of $12.9 million from properties acquired in 2008 and an increase of $1.4 million from properties owned prior to 2008. The increase due to properties owned prior to 2008 primarily relates to an increase in lease termination fees of $1.6 million for the three months ended March 31, 2009. Our rental income varies in large part based on the occupancy rates and rental rates at the buildings in our portfolio. While we would generally expect rental income to increase over time, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.

    The $1.1 million net increase in tenant reimbursements was primarily due to an increase of $1.5 million from properties acquired in 2008, partially offset by a $0.4 million decrease relating to properties owned prior to 2008. The decrease from properties owned prior to 2008 is primarily due to lower recovery of operating expenses caused by both the reset of tenant base years as a result of tenant rollover and lower recoverable property tax expenses as a result of the current market conditions. Our tenant reimbursements vary based on such things as the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over time, the current deteriorating economic conditions could result in lower occupancy rates and increased tenant turnover resulting in lower tenant reimbursements. Generally, as new leases are negotiated the base year resets to operating expenses incurred in the year the lease was signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed due to tenant rollover, tenant reimbursements generally decrease.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The $6.5 million net increase in interest income from loans receivable was primarily due to an increase of $10.0 million from real estate loans receivable acquired or originated during 2008, partially offset by a $3.5 million decrease relating to loans receivable held prior to 2008. The $3.5 million decrease due to loans receivable held prior to 2008 is primarily due to the following: a decrease of $1.1 million related to the reduction in the current monthly interest payment, under the terms of a letter agreement, of 56% of the interest due under the Second Tribeca Mezzanine Loan until the holder of the Senior Mezzanine Loan is paid off; a decrease of $1.4 million related to the termination of interest income payments on the fully impaired Petra Subordinated Loan beginning in November 2008 due to liquidity issues impacting the borrower, Petra Fund REIT Corp. (“Petra”); and a decrease of $0.4 million related to a decrease in accretion of the loan discount on the Artisan Multifamily Portfolio Mezzanine Loan due to the increase in the term over which the discount is accreted based on the assumed exercise of extension options.

    Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR to the extent we have variable rate loans, the upcoming expiration of interest rate floors and the potential impact of loans scheduled to mature during the next 12 months. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions.

    Twelve loans receivable with a total book value of $781.7 million, before reserves for loan losses, and a total remaining face value, after principal paydowns, of $801.1 million are scheduled to mature prior to March 31, 2010. However, given current and future market conditions, the borrowers may not be able to repay the loans at maturity. In addition, all of our investments in real estate loans receivable may be directly or indirectly impacted by the affect the current unfavorable real estate market and general economic conditions may have on either the value of or the cash flows from the underlying real estate properties. To the extent a borrower’s debt obligations exceed the value of the underlying real estate properties or the cash flow from the underlying real estate properties is insufficient to cover debt service payments, a borrower may default on its loan. As of March 31, 2009, only the borrowers under the Petra Subordinated Loan and the 200 Professional Drive Loan are delinquent. We have recognized impairments for both loans, as more fully discussed below.

    If any of the borrowers under our loans receivable are unable to repay a loan at maturity or default on their loan, the impact to future interest income may be significant and will depend on several factors unique to each individual loan. In general, if we have a first priority lien on the collateral securing a loan, we may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If we foreclose on the collateral, we may either operate the property, resulting in our receipt of any cash flows generated by the property or our payment of any cash shortfalls, or sell the property for whatever amount we are able to obtain, which may or may not be equal to loan balance prior to foreclosure. In general, if we own a mezzanine loan or a B-note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and take legal title to the property subject to the existing senior loans. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The following is a summary of the status of the 12 loans receivable maturing during the next 12 months and/or the potential impact these loans may have on our operations in future periods:

•

Two subordinated debt loans in Petra totaling $50.0 million were fully reserved as of December 31, 2008 based on the value of Petra’s assets and its access to capital. In addition, we did not receive or recognize interest income from Petra during the three months ended March 31, 2009. Based on our current estimates, we do not expect to receive any additional interest income or to recover any of the principal in the future.

•

The three Tribeca Loans, which have a total remaining face value, after principal paydowns, of $56.9 million, relate to a condominium conversion project in New York. These loans were originally scheduled to mature on May 1, 2008 but were extended to May 8, 2009. Due to delays in sales of the condominium units, that the borrower depends on to pay the principal and interest on our loans, we are currently negotiating with the borrower and senior lenders to extend the loans. The results of such negotiations, the length of time it takes to sell the remaining condominium units and the amount of net sales proceeds realized from their sales may impact the amount of interest income received in the future and the borrower’s ability to repay the principal balance of these loans. The three Tribeca Loans contributed $1.3 million or 7% of our interest income from real estate loans receivable for the three months ended March 31, 2009.

•

The two GKK Mezzanine Loans, which have a total remaining face value, after principal paydowns, of $480.2 million as of March 31, 2009, were used to fund a portion of Gramercy Capital Corp.’s acquisition of American Financial Realty Trust that closed on April 1, 2008. These loans are scheduled to mature on March 11, 2010. The two GKK Mezzanine Loans contributed $7.1 million or 38% of interest income from real estate loans receivable, including accretion of purchase discounts and net of amortization of closing costs, for the three months ended March 31, 2009.

•

The 200 Professional Drive Loan, which has a total face value of $9.3 million and is scheduled to mature on July 31, 2009, relates to a 60,528 square foot office property in Gaithersburg, Maryland. The borrower did not make its debt service payment of $64,098 due April 1, 2009 and is not expected to make any future debt service payments. As a result, we placed the 200 Professional Drive Loan on non-accrual status and determined it was impaired as of March 31, 2009. We have an asset-specific loan loss reserve of $6.1 million for the 200 Professional Drive Loan as of March 31, 2009. The 200 Professional Drive Loan contributed $0.1 million or 0.60% of interest income from real estate loans receivable for the three months ended March 31, 2009.

•

The current credit market disruptions have materially impacted the cost and availability of debt to borrowers. As a result, the ability of our borrowers to obtain alternative financing to pay off our loans receivable upon maturity is limited and our borrowers will likely exercise their extension options to the extent available. In addition, we may agree to extensions, even if the requirements for such extensions are not met or there are no extension provisions. In the case of mezzanine loans, if the borrower does not have extension options or cannot meet the requirements of such extension options, the senior lender may not grant an extension and we may have limited options, as discussed above, to recover the value of our investment. In addition to the three Tribeca Loans, the two Petra loans, the two GKK Mezzanine Loans and the 200 Professional Drive Loan, discussed above, the following four loans which have a total remaining face value, after principal paydowns, of $204.7 million are scheduled to mature during the next 12 months: the two Arden Portfolio Mezzanine Loans, the Artisan Multifamily Portfolio Mezzanine Loan and the Park Central Mezzanine Loan. These four loans contributed $4.2 million or 23% of interest income from real estate loans receivable, including accretion of purchase discounts and net of amortization of closing costs, for the three months ended March 31, 2009. All four loans are current as of May 7, 2009.

•

In addition, the two Arden Portfolio Mezzanine Loans and the Artisan Multifamily Portfolio Mezzanine Loan receivables are subject to interest rate floor agreements that effectively ensure that the one-month LIBOR utilized in calculating interest income on these loans receivable does not drop below 4.50%. These interest rate floor agreements expire in August 2009, concurrent with the original maturity of the loans receivable. If the loans receivable are extended for any reason as discussed above, our interest income would decrease if LIBOR was below the current floor. As of March 31, 2009, the one-month LIBOR was 0.50% and the one-month LIBOR averaged 0.46% for the three months ended March 31, 2009.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The $0.9 million net increase in interest income from real estate securities was primarily due to an increase of $1.1 million related to interest income received or recognized from our fixed rate securities purchased in June 2008, partially offset by a $0.2 million decrease in interest income from our floating rate CMBS. We recognized an impairment of the full amount of the floating rate CMBS during the year ended December 31, 2008. We do not expect to receive any significant amounts of interest income on the floating rate CMBS in the future and no longer expect to recover any of the principal balance. Although, we do expect to continue to receive interest income from our fixed rate securities, the ultimate realization of interest income, our book value, or the face amount of the fixed rate securities is dependent on the performance of the underlying loans.

    The $4.3 million increase in property operating, maintenance and management costs was primarily due to an increase of $2.9 million as a result of the growth in our real estate portfolio during 2008 and an increase of $1.4 million was due to a general increase in utilities and other operating expenses related to properties acquired prior to 2008. Property operating, maintenance and management costs may continue to increase in future periods, as compared to historical periods, as a result of inflation.

    The $1.5 million increase in real estate and other property-related taxes for the three months ended March 31, 2009 was primarily a result of the growth in our real estate portfolio during 2008.

    The $2.9 million increase in asset management fees is primarily due to an increase of $2.5 million from the growth in our investment portfolio during 2008 and an increase of $0.5 million from the recognition of incurred but unpaid performance fees during the three months ended March 31, 2009 related to our joint venture investment in the National Industrial Portfolio.

    The $0.4 million increase in general and administrative costs is primarily due to increased costs related to the general growth of our company and growth of our investment portfolio. These general and administrative costs consisted primarily of legal fees, audit fees, state and local income taxes and other professional fees.

    The $8.5 million increase in depreciation and amortization is primarily due to an increase of $7.4 million from properties acquired in 2008 and an increase of $1.1 million from properties owned prior to 2008. The $1.1 million increase relating to properties owned prior to 2008 was due primarily to the acceleration of depreciation and amortization of unamortized tenant improvements, tenant origination and absorption costs related to the early termination of several tenant leases during the three months ended March 31, 2009. Depreciation and amortization may continue to increase in future periods, as compared to historical periods, to the extent we experience additional early termination of tenant leases in the future due to the impact of the current economic conditions.

    Although interest expense increased by $3.6 million due to new acquisitions in 2008, this increase was offset by a $3.3 million decrease in interest expense on the National Industrial Portfolio mortgage and mezzanine loans. The National Industrial Portfolio mortgage and mezzanine loans are variable rate loans based on one-month LIBOR. The one-month LIBOR has been decreasing throughout 2008 and the first quarter of 2009. At March 31, 2008, the one-month LIBOR was 2.70% as compared to 0.50% at March 31, 2009. We do not expect our interest expense in future periods to increase significantly since we do not plan to acquire or originate more real estate and real estate-related assets and we currently have borrowings in place for a majority of our real estate investments. However, interest expense will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates.

    The provision for loan losses for the three months ended March 31, 2009 increased by $3.1 million from the three months ended March 31, 2008 due to the determination that the 200 Professional Drive Loan was impaired as of March 31, 2009.

    We recognized an other-than-temporary impairment related to the fixed rate securities of $5.1 million for the three months ended March 31, 2009. Continued stress in the economy in general and the CMBS market in particular have impacted CMBS prices resulting in a lower valuation for our securities. In addition, a ratings downgrade in March 2009 likely impacted the valuation of our securities in addition to causing us to classify the reduction in value as an other-than-temporary impairment.

    A net loss attributable to common stockholders of $1.9 million was recognized for the three months ended March 31, 2009 as compared to net income attributable to common stockholders of $2.2 million for the three months ended March 31, 2008. The $4.1 million decrease was a result of a provision for loan losses of $3.1 million and an other-than temporary impairment of real estate securities of $5.1 million, offset by income from significant acquisitions of real estate and real estate loans receivable during 2008.

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

    Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net (loss) income	$(2,072)	$1,018
Add:
Depreciation of real estate assets	9,951	7,253
Amortization of lease-related costs	20,931	15,124
Deduct:
Adjustments for noncontrolling interest - consolidated entity (1)	(1,342)	(1,935)

FFO	$27,468	$21,460

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $508 and $481, respectively, for the three months ended March 31, 2009 and 2008. Its share of amortization of lease-related costs was $834 and $1,454, respectively, for the three months ended March 31, 2009 and 2008.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Set forth below is additional information related to certain noncash items included in our net income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

    Significant Noncash Items Included in Net Income:

•

Revenues in excess of actual cash received as a result of straight-line rent of $1.4 million (net of amount attributable for noncontrolling interest of $28,371) for the three months ended March 31, 2009 and $1.4 million (net of amount attributable for noncontrolling interest of $0.1 million) for the three months ended March 31, 2008;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $2.3 million (net of amount attributable for noncontrolling interest of $0.2 million) for the three months ended March 31, 2009 and $1.5 million (net of amount attributable for noncontrolling interest of $0.3 million) for the three months ended March 31, 2008;

•

Interest income from the accretion of discounts on real estate loans receivable and real estate securities, net of amortization of closing costs and origination fee, which is a component of interest income, of $2.1 million for the three months ended March 31, 2009 and $3.4 million for the three months ended March 31, 2008;

•

Interest expense from the amortization of the purchase price of interest rate floors related to loans receivable of approximately $0.8 million for the three months ended March 31, 2009 and $0.4 million for the three months ended March 31, 2008;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $1.4 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended March 31, 2009 and $1.7 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended March 31, 2008;

•

Provision for loan losses of $3.1 million for the three months ended March 31, 2009 related to our real estate-related investments (through a $3.0 million decrease to our portfolio-based reserve and a $6.1 million increase related to the 200 Professional Drive Loan); and

•	Other-than-temporary impairment of $5.1 million for the three months ended March 31, 2009 related to real estate securities.

    Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements, and deferred leasing costs. Tenant improvements and capital expenditures totaled $3.5 million while leasing commissions were $2.2 million for the three months ended March 31, 2009.

Distributions

    For the three months ended March 31, 2009, we paid aggregate distributions of $30.6 million, including $13.6 million of distributions paid in cash and $17.0 million of distributions reinvested through our dividend reinvestment plan. Our FFO for the three months ended March 31, 2009 was $27.5 million and we funded the net cash distributions from our net cash flow from operations of $17.8 million and operating cash reserves. See the reconciliation of FFO to net income above.

    While our FFO and cash flow from operations were sufficient to cover the $13.6 million of our distributions paid in cash to stockholders for the three months ended March 31, 2009, in future periods they may not be sufficient to pay distributions at our historical levels. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and “Results of Operations,” herein, and the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC and the risks identified in Part II, Item 1A of this quarterly report. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Real Estate

Depreciation and Amortization

    We have to make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Acquisition Valuation

    Prior to January 1, 2009, real estate, consisting of land, buildings and improvements, was recorded at cost. We allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. On January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the three months ended March 31, 2009, we did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

    We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

    We also measure the aggregate value of other intangible assets related to acquired in-place leases, including tenant origination and absorption costs and customer relationship intangibles.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

    We estimate the value of customer relationship intangible values, if any, based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

    We amortize the value of in-place leases to depreciation and amortization expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

    Upon termination of a lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with the vacating tenant’s lease would be charged to expense in that period.

    Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate estimates would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

    We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses on our real estate and related intangible assets and liabilities during the three months ended March 31, 2009 and 2008.

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

Real Estate Loans Receivable

    Our real estate loans receivable are recorded at amortized cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15 (“SFAS 114”) and SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

    The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on our consolidated statements of operations and is decreased by charge-offs when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The asset-specific reserve component relates to reserves for losses on loans considered impaired and measured pursuant to SFAS 114. In accordance with SFAS 114, we consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan.

    The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors allows the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

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

    As of March 31, 2009, we had a portfolio-based loan loss reserve of $51.0 million and an asset-specific loan loss reserve of $56.1 million consisting of the full amount of our $50.0 million subordinated debt investment in Petra and a $6.1 million loan loss reserve for our investment in the 200 Professional Drive Loan. During the three months ended March 31, 2009, we recognized a $3.1 million provision for loan losses. In the future, especially given the current market instability, we may experience additional losses from our investments in loans receivable requiring us to record additional loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

Real Estate Securities

    In accordance with the standards set forth in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our investments in real estate securities as available-for-sale since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    We monitor our available-for-sale securities for impairments. An impairment loss is recognized when we determine that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, management’s cash flow estimates for the securities, the amount of the unrealized loss, the length of time the security has had a decline in estimated fair value below its amortized cost, the length of time we expect it will take for the value of the real estate security to recover, our intent and ability to hold the security for that period of time, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

    Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the interest method.

    We account for our CMBS that are rated below “AA” in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1 (“FSP EITF 99-20-1”), Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 amends EITF 99-20 beginning December 31, 2008. Under FSP EITF 99-20-1, we are no longer required to use market participant assumptions about future cash flow estimates; rather it permits us to use our own judgment in estimating cash flow. Under EITF 99-20 and FSP EITF 99-20-1, we review, on a quarterly basis, the projected future cash flows of CMBS investments for changes in assumptions due to prepayments, credit loss experience and other factors. If based on our quarterly estimate of cash flows used to determine the current fair value of the security, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. When a security is deemed to be other-than-temporarily impaired, the security is written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis is established. We calculate a revised yield based on the new cost basis of the investment (including any other-than-temporary impairments recognized to date) and estimated future cash flows expected to be realized, which is applied prospectively to recognize interest income. If there have been no adverse changes to our assumptions and the change in value is solely due to interest rate changes and market illiquidity, we do not recognize an impairment of our CMBS investments in our consolidated statements of operations. As of March 31, 2009, we have recognized other-than-temporary impairments on our real estate securities of $55.2 million, of which $5.1 million was recognized during the three months ended March 31, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

Revenue Recognition

    We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and we record amounts expected to be received in later years as deferred rent. During the three months ended March 31, 2009 and 2008, we recognized $1.3 million and $1.5 million, respectively, of deferred rent. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

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

    Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We will place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we will reserve the accrual for unpaid interest and will not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

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

    We recognize interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

    We recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” in accordance with EITF 99-20, which requires us to periodically project estimated cash flows related to these securities and accrue interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the revised estimated cash flows and the security’s carrying value, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

    Other interest income includes interest earned on our cash and cash equivalents and is recognized as it is earned.

Income Taxes

    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

    We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements, nor have we or our subsidiaries been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2008, 2007 and 2006. As of March 31, 2009, returns for the calendar years 2006 through 2007 remain subject to examination by major tax jurisdictions.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Derivative Instruments

    In the normal course of business, we use certain types of derivative instruments for the purpose of managing or hedging interest rate risks. We have entered into various interest rate cap, floor and swap agreements to hedge our exposure to changing interest rates on variable rate instruments, including certain of our real estate loans receivable and notes payable. We account for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities at fair value. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. Net amounts received or paid under the derivative instruments are recognized on an accrual basis and are recorded as adjustments to interest income or expense, respectively. The costs of our derivative instruments, if any, are amortized to interest income or expense, respectively, over the contractual life of the instrument.

Subsequent Events

Distributions Declared

    On March 25, 2009, our board of directors declared distributions for the period from April 1, 2009 through April 30, 2009, based on daily record dates, which we expect to pay in May 2009. On April 24, 2009, our board of directors declared distributions for the period from May 1, 2009 through May 31, 2009, based on daily record dates, which we expect to pay in June 2009. On May 8, 2009, our board of directors declared distributions for the period from June 1, 2009 through June 30, 2009, based on daily record dates, which we expect to pay in July 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

    Distributions are calculated based on stockholders of record each day during these periods at a rate of $0.0019178 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. The advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by us from January 1, 2006 through the period ending June 30, 2009 exceeds the amount of our funds from operations (as defined by our advisory agreement) from January 1, 2006 through June 30, 2009.

Amended and Restated Share Redemption Program

    On May 8, 2009, our board of directors approved an amended and restated share redemption program. The terms of the amended and restated share redemption program are identical to the prior program except that the amended and restated share redemption program provides that redemptions sought upon a stockholder’s “determination of incompetence” are treated the same as redemptions sought upon a stockholder’s death or qualifying disability. In order for a determination of incompetence or incapacitation to entitle a stockholder to the special redemption terms, a state or federal court located in the United States must declare, determine or find the stockholder to be (i) mentally incompetent to enter into a contract, to prepare a will or to make medical decisions or (ii) mentally incapacitated. In both cases such determination must be made by the court after the date the stockholder acquired the shares to be redeemed. A determination of incompetence or incapacitation by any other person or entity, or for any purpose other than those listed above, will not entitle a stockholder to the special redemption terms. Redemption requests following a “determination of incompetence” must be accompanied by the court order, determination or certificate declaring the stockholder incompetent or incapacitated.

    The amended and restated share redemption program will become effective on June 12, 2009. The share redemption program plan document is filed as an exhibit to this Quarterly Report, which is available at the SEC’s website at http://www.sec.gov.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about the Market Risk

    Our primary market risk exposure is interest rate risk. We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. We do not enter into derivative or interest rate transactions for speculative purposes.

    We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our fixed rate instruments.

    At March 31, 2009, we were exposed to market risks related to fluctuations in interest rates on $767.5 million of our $973.2 million of variable rate debt outstanding, after giving consideration of the impact of interest swap agreements on approximately $205.7 million of our variable rate debt. If the weighted-average interest rate on our variable rate debt outstanding at March 31, 2009 were 100 basis points higher or lower during the 12 months ended March 31, 2010, our interest expense would be increased or decreased by approximately $7.7 million.

    At March 31, 2009, we were also exposed to the effects of changes in interest rates as a result of our investments in variable rate real estate loans receivable. If the weighted-average interest rate on our variable rate real estate loans receivable at March 31, 2009 were 100 basis points higher or lower during the 12 months ended March 31, 2010, our interest income would be increased or decreased by approximately $5.5 million, after giving consideration of the impact of interest rate floor derivatives and embedded floors on approximately $207.3 million of our $737.7 million of variable rate real estate loans receivable.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

    None.

Item 1A.  Risk Factors

    The following risks should be read together with the risk factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

If the borrowers under our investments in the Arden Portfolio Mezzanine Loans or the Tribeca Loans default, we could suffer significant losses, which could cause us to lower our dividend rate and could reduce the return on our stockholders’ investment.

    In January 2008, we purchased, at a discount, participation interests in two mezzanine loans related to a portfolio of office properties in Southern California for $144.0 million plus closing costs. We refer to our investment as the Arden Portfolio Mezzanine Loans. The total remaining face value of the loans we acquired as of March 31, 2009 is $169.7 million. There are $860.0 million of mortgage loans and $300.0 million of mezzanine loans senior to our interests. All of the mortgage and mezzanine loans related to the Arden Portfolio have an initial maturity of August 9, 2009 and all of these loans provide for three one-year extension options, provided that the borrowers meet certain financial requirements. At this time, it is not likely that the borrowers will meet these requirements. The mortgage lenders and the mezzanine lenders senior to us may not agree to extend their loans at the initial maturity date. If the loans are not extended, it is unlikely that the borrowers will be able to repay or refinance the loan amounts. If the loans are not extended or refinanced and the borrowers cannot repay the loan amounts, we could face significant losses on our investment. Given the complex nature of the lending arrangement, the number of parties involved and the unknown, but potentially disparate, goals and intentions of the parties, it is very difficult for us to predict our ability to collect all amounts we estimated we would be able to collect at the time of our investment in these two loans.

    In 2006 and 2007, we made investments in two junior mezzanine loans and a mortgage loan participation related to the conversion of an eight-story loft building into a 10-story condominium building located at 415 Greenwich Street in New York, New York (the “Tribeca Building”). As of March 31, 2009, our outstanding investments in the loans were $15.9 million in the First Tribeca Mezzanine Loan, $32.1 million in the Second Tribeca Mezzanine Loan and $8.9 million in a 25% participation interest in the Senior Mortgage Loans (collectively, the “Tribeca Loans”). The First Tribeca Mezzanine Loan and Second Tribeca Mezzanine Loan are subordinate to the Senior Mortgage Loans and the $25.0 million Senior Tribeca Mezzanine Debt.

    The Tribeca Loans had an initial maturity date of May 1, 2008, and were subsequently extended to November 1, 2008 and then to May 8, 2009. The borrower and the lenders are currently negotiating an extension of the maturity date and other terms of the Tribeca Loans. On January 5, 2009, we entered into a letter agreement with the holder of the Senior Tribeca Mezzanine Debt consenting to pay to the holder of the Senior Tribeca Mezzanine Debt 56% of the aggregate amount of interest due to us under the Second Tribeca Mezzanine Loan effective as of December 1, 2008. In addition, we will pay the holder of the Senior Tribeca Mezzanine Debt 63.3% of the interest due on any protective advances otherwise payable to us as holder of the First and Second Tribeca Mezzanine Loans. The allocated interest payment will be applied to the outstanding principal balance of the Senior Tribeca Mezzanine Debt.

    On September 26, 2008, the general contractor for the Tribeca Building filed a mechanics’ lien on the property for approximately $12.0 million. On October 23, 2008, the bonding company filed a mechanics’ lien on the property for approximately $3.3 million. On January 5, 2009, the Company entered into an agreement with the borrower, the bonding company and the general contractor, among others, which, among other things, sets forth a process by which the liens may be released to permit the sale of condominium units and provides that a portion of net sales proceeds from the sale of condominium units will be deposited into an escrow account as collateral against the lien.

    As of March 31, 2009, based on total number of units available for sale, approximately 50% of the condominium units in the Tribeca Building had been sold and another approximately 11% were under contract to be sold. If the borrower under the loans is unable to extend the maturity date of the loans on the Tribeca Building and/or is unable to sell the units at the prices and within a period of time that allows the borrower to avoid defaulting on the loans and to repay our total outstanding principal balance, we could incur significant losses on this investment.

PART II.    OTHER INFORMATION (CONTINUED)

Item 1A.  Risk Factors (continued)

    Our portfolio-based loan loss reserve is a reserve against all of the loans in our portfolio that are not specifically reserved. It is based on estimated probabilities of default and estimated loss severities for the portfolio. The $51.0 million current reserve balance may not be sufficient to cover losses under these loans. If the borrowers under our investments in the Tribeca Loans default, we could suffer significant losses. If the borrowers under the Arden Portfolio Mezzanine Loans default, we could suffer significant losses up to the full book value of the loans. Such losses could cause us to lower our dividend rate and could reduce the return on our stockholders’ investment.

If funds are not available from the dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and greatly limit our ability to redeem any shares under the share redemption program.

    We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; the repayment of debt; and the repurchase of shares under our share redemption program. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and greatly limit our ability to redeem any shares under the share redemption program.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances. We amended and restated our share redemption program on March 25, 2009. The amended and restated share redemption program became effective on April 26, 2009, which means the new limitations under the plan apply to any redemption submitted for the April 30, 2009 redemption date. By the terms of the share redemption program, a redemption request received in late March is treated as an “April redemption” because the program administrator must receive a written redemption request from the stockholder at least five business days before the redemption date, which is the last business day of the month.

Under the terms of the amended and restated share redemption program effective April 26, 2009, there are several limitations on our ability to redeem shares:

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

PART II.    OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Based on our budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death or qualifying disability (and “determination of incompetence” as discussed below), we do not currently expect to have funds available for redemption for the remainder of 2009. We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

    During the three months ended March 31, 2009, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2009	385,758	$9.31	(3)
February 2009	651,887	$9.35	(3)
March 2009	1,512,183	$9.34	(3)

Total	2,549,828

(1) We announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008) and March 26, 2009 (which amendment became effective on April 26, 2009).

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

Notwithstanding the above, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share no later than three years after the completion of our offering stage; however, the time frame before which we establish an estimated value per share may be different depending on regulatory requirements or if necessary to assist the broker-dealers who sold shares in our public offering. We will consider our offering stage complete when we are no longer publicly offering equity securities and have done so for one year.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

On May 8, 2009, our board of directors approved an amendment to our share redemption program to address redemptions sought upon a stockholder’s “determination of incompetence.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the first quarter of 2009.

Item 5.    Other Information

None.

PART II.    OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

4.3	Amended and Restated Share Redemption Program

10.1	Amendment no. 1 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of January 7, 2009, incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.2	Amendment no. 2 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of January 27, 2009, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amendment no. 3 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of March 25, 2009, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	First Amendment to Operating Agreement of New Leaf-KBS JV, LLC (related to the acquisition of the National Industrial Portfolio) between New Leaf Industrial Partners Fund, L.P. and KBS REIT Acquisition XXIII,LLC, dated April 15, 2009

10.5	Amendment no. 4 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of April 24, 2009

10.6	Amendment no. 5 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of May 8, 2009

PART II.    OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 13, 2009	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board,
Chief Executive Officer and Director

Date: May 13, 2009	By:	/s/ David E. Snyder
David E. Snyder
Chief Financial Officer