Form 10-Q
period 2009-06-30
KBS Real Estate Investment Trust, Inc.
filed 2009-08-14
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, there were 178,226,061 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

June 30, 2009

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Real estate:
Land	$273,506	$273,506
Buildings and improvements	1,568,172	1,562,015
Tenant origination and absorption costs	159,689	172,055

Total real estate, at cost	2,001,367	2,007,576
Less accumulated depreciation and amortization	(158,282)	(120,685)

Total real estate, net	1,843,085	1,886,891
Real estate loans receivable, net	709,217	907,457
Real estate securities	10,549	13,420

Total real estate and real estate-related investments, net	2,562,851	2,807,768
Cash and cash equivalents	56,482	45,639
Restricted cash	6,110	5,471
Rents and other receivables, net	24,237	17,223
Above-market leases, net	16,434	19,491
Deferred financing costs, prepaid expenses and other assets	31,166	32,958

Total assets	$2,697,280	$2,928,550

Liabilities and equity
Notes payable	$1,216,336	$1,197,646
Repurchase agreements	289,382	302,160
Accounts payable and accrued liabilities	30,736	24,731
Due to affiliates	5,451	4,444
Distributions payable	10,216	10,545
Below-market leases, net	36,314	43,573
Other liabilities	13,330	22,352

Total liabilities	1,601,765	1,605,451

Commitments and contingencies (Note 14)
Redeemable common stock	63,654	55,907
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 1,000,000,000 shares authorized, 177,783,018 and 177,002,778 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,778	1,770
Additional paid-in capital	1,527,726	1,528,718
Cumulative distributions and net losses	(488,179)	(268,808)
Accumulated other comprehensive loss	(18,891)	(6,539)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	1,022,434	1,255,141
Noncontrolling interest	9,427	12,051

Total equity	1,031,861	1,267,192

Total liabilities and equity	$2,697,280	$2,928,550

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:

Rental income	$45,155	$36,926	$93,742	$71,253

Tenant reimbursements	9,792	8,845	20,708	18,689

Interest income from real estate loans receivable	15,799	15,486	34,316	27,488

Interest income from real estate securities	797	448	1,931	696

Parking revenues and other operating income	702	946	1,420	1,539

Gain on derivative instruments	-	361	-	192

Other interest income	60	1,912	136	2,476

Total revenues	72,305	64,924	152,253	122,333

Expenses:

Operating, maintenance, and management	11,639	7,872	24,228	16,139

Real estate taxes, property-related taxes, and insurance	7,042	6,175	14,389	12,056

Asset management fees to affiliate	5,431	5,227	11,122	8,004

General and administrative expenses	2,553	1,242	4,159	2,481

Depreciation and amortization	24,885	21,992	55,768	44,370

Interest expense	15,734	14,292	31,509	30,141

Provision for loan losses	176,035	-	179,092	-

Other-than-temporary impairments of real estate securities	-	7,027	5,067	7,027

Loss on derivative instruments	2	-	8	-

Total expenses	243,321	63,827	325,342	120,218

Net (loss) income	(171,016)	1,097	(173,089)	2,115

Net loss attributable to noncontrolling interest	246	677	467	1,848

Net (loss) income attributable to common stockholders	$(170,770)	$1,774	$(172,622)	$3,963

Net (loss) income per common share, basic and diluted	$(0.96)	$0.01	$(0.97)	$0.03

Weighted-average number of common shares outstanding, basic and diluted	177,089,891	144,176,496	177,257,895	120,978,761

Distributions declared per common share	$0.175	$0.175	$0.347	$0.349

See accompanying notes.

PART I.     FINANCIAL INFORMATION (CONTINUED)

Item 1.     Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2008 and Six Months Ended June 30, 2009 (unaudited)

(dollars in thousands)

	KBS Real Estate Investment Trust, Inc. Stockholders

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

	Shares	Amounts
Balance, December 31, 2007	86,051,975	$860	$751,582	$(43,917)	$(2,085)	$706,440	$18,230	$724,670
Comprehensive loss:
Net loss	-	-	-	(120,627)	-	(120,627)	(3,205)	(123,832)
Reclassification to income of unrealized losses on real estate securities	-	-	-	-	2,085	2,085	-	2,085
Unrealized loss on derivative instruments	-	-	-	-	(6,539)	(6,539)	(24)	(6,563)

Total comprehensive loss						(125,081)	(3,229)	(128,310)
Noncontrolling interest contribution	-	-	-	-	-	-	80	80
Distributions to noncontrolling interest	-	-	-	-	-	-	(3,030)	(3,030)
Issuance of common stock	92,486,201	925	916,398	-	-	917,323	-	917,323
Repurchases of common stock	(1,535,398)	(15)	(14,413)	-	-	(14,428)	-	(14,428)
Additions to redeemable common stock	-	-	(41,263)	-	-	(41,263)	-	(41,263)
Distributions declared	-	-	-	(104,264)	-	(104,264)	-	(104,264)
Commissions on stock sales and related dealer manager fees	-	-	(79,079)	-	-	(79,079)	-	(79,079)
Other offering costs	-	-	(4,507)	-	-	(4,507)	-	(4,507)

Balance, December 31, 2008	177,002,778	1,770	1,528,718	(268,808)	(6,539)	1,255,141	12,051	1,267,192
Comprehensive loss:
Net loss	-	-	-	(172,622)	-	(172,622)	(467)	(173,089)
Unrealized gain on real estate securities	-	-	-	-	2,203	2,203	-	2,203
Unrealized gain on derivative instruments	-	-	-	-	225	225	-	225

Total comprehensive loss						(170,194)	(467)	(170,661)
Cumulative transition adjustment of adopting FSP SFAS 115-2 and 124-2	-	-	-	14,780	(14,780)	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	(2,157)	(2,157)
Issuance of common stock	3,553,824	36	33,724	-	-	33,760	-	33,760
Repurchases of common stock	(2,773,584)	(28)	(26,018)	-	-	(26,046)	-	(26,046)
Additions to redeemable common stock	-	-	(7,746)	-	-	(7,746)	-	(7,746)
Distributions declared	-	-	-	(61,529)	-	(61,529)	-	(61,529)
Commissions on stock sales and related dealer manager fees	-	-	(870)	-	-	(870)	-	(870)
Other offering costs	-	-	(82)	-	-	(82)	-	(82)

Balance, June 30, 2009	177,783,018	$1,778	$1,527,726	$(488,179)	$(18,891)	$1,022,434	$9,427	$1,031,861

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(173,089)	$2,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,768	44,370
Amortization of investment in master lease	428	429
Noncash interest income on real estate-related investments	(2,383)	(8,800)
Provision for loan losses	179,092	-
Other-than-temporary impairments of real estate securities	5,067	7,027
Deferred rent	(2,424)	(2,559)
Bad debt expense	1,232	239
Amortization of deferred financing costs	3,271	3,643
Amortization of above- and below-market leases, net	(4,202)	(3,109)
Amortization of cost of derivative instruments	1,605	1,041
Unrealized loss (gain) on derivative instruments	8	(192)
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(775)	50
Rents and other receivables	(1,534)	703
Prepaid expenses and other assets	(4,195)	(204)
Accounts payable and accrued liabilities	303	3,528
Due to affiliates	1,007	2,205
Other liabilities	(7,566)	(400)

Net cash provided by operating activities	51,613	50,086

Cash Flows from Investing Activities:
Acquisitions of real estate	-	(291,436)
Additions to real estate	(10,624)	(7,620)
Investments in real estate loans receivable	-	(240,102)
Principal repayments on real estate loans receivable	23,942	6,674
Advances on real estate loans receivable	(2,402)	(6,011)
Purchase of real estate securities	-	(44,205)
Increase in restricted cash for capital expenditures	136	988

Net cash provided by (used in) investing activities	11,052	(581,712)

Cash Flows from Financing Activities:
Proceeds from notes payable	46,918	244,164
Principal payments on note payable	(28,228)	(96,600)
Proceeds from repurchase agreement	-	86,400
Principal payments on repurchase agreements	(12,778)	(99,660)
Purchase of derivative instruments	-	(2,524)
Payments of deferred financing costs	(609)	(1,807)
Proceeds from issuance of common stock	-	838,307
Payments to redeem common stock	(25,918)	(3,471)
Payments of commissions on stock sales and related dealer manager fees	(870)	(76,396)
Payments of other offering costs	(82)	(3,116)
Distributions paid to common stockholders	(28,098)	(16,726)
Distributions paid to noncontrolling interest	(2,157)	(1,045)

Net cash (used in) provided by financing activities	(51,822)	867,526

Net increase in cash and cash equivalents	10,843	335,900
Cash and cash equivalents, beginning of period	45,639	67,337

Cash and cash equivalents, end of period	$56,482	$403,237

See accompanying notes.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2009, the Company owned 64 real estate properties, one master lease, 21 real estate loans receivable and two investments in securities directly or indirectly backed by commercial mortgage loans.

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor dated November 8, 2008, as amended (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.

Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement dated January 27, 2006 (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in its primary offering on May 30, 2008 and continues to issue shares of common stock under its dividend reinvestment plan.

The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of June 30, 2009, the Company had sold 11,057,766 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $105.0 million. Also as of June 30, 2009, the Company had repurchased 4,404,242 of the shares sold in the Offering for $41.4 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership, their direct and indirect wholly owned subsidiaries, and joint ventures the Company controls or for which it is the primary beneficiary, as well as the related amounts of noncontrolling interest. The Company presents noncontrolling interests in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of APB No. 51 (“SFAS 160”). Under SFAS 160, noncontrolling interests are presented as a component of equity in the Company’s consolidated balance sheets and net income (loss) attributable to noncontrolling interests is no longer a component of net income (loss). All significant intercompany balances and transactions are eliminated in consolidation.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The Company evaluates the need to consolidate joint ventures based on standards set forth in FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), and American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), as amended by Emerging Issues Task Force (“EITF”) Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. In accordance with these accounting standards, the Company consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Real Estate

Real Estate Acquisition Valuation

Prior to January 1, 2009, acquisitions of real estate, consisting of land, buildings and improvements, were recorded at cost. The Company allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) based on their estimated fair values in accordance with SFAS No. 141, Business Combinations. On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations while expanding the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the six months ended June 30, 2009, the Company did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the six months ended June 30, 2009 and 2008.

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

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

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

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The Company recorded a provision for loan losses of $176.0 million and $179.1 million for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2009, the provision for loan losses was comprised of $201.0 million calculated on an asset-specific basis, offset by a reduction of $25.0 million calculated on a portfolio basis. For the six months ended June 30, 2009, the provision for loan losses was comprised of $207.1 million calculated on an asset-specific basis, offset by a reduction of $28.0 million calculated on a portfolio basis. The Company did not provide for any asset-specific or portfolio-based loan losses during the three and six months ended June 30, 2008.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Real Estate Securities

The Company classifies its investments in real estate securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

On a quarterly basis, the Company evaluates its real estate securities for impairment. The Company reviews the projected future cash flows under these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flows is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred.

Prior to April 1, 2009, when a security was deemed to be other-than-temporarily impaired, the security was written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis was established. The Company would calculate a revised yield based on the new cost basis of the investment (including any other-than-temporary impairments recognized to date) and estimated future cash flows expected to be realized, which was applied prospectively to recognize interest income.

On April 1, 2009, the Company adopted FASB Staff Position (“FSP”) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and 124-2”). Under this FSP, when the Company holds an other-than-temporarily impaired security that it does not intend to sell and where it is not more likely than not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis, the Company will separate the other-than-temporary impairment loss into a credit component and a component related to other factors (e.g., market fluctuations). The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Upon adoption of FSP SFAS 115-2 and 124-2, the Company recognized a cumulative transition adjustment of $14.8 million as an adjustment to the opening balance of its April 1, 2009 retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss) and to the amortized cost basis of its real estate securities. The transition adjustment was calculated as the difference between the present value of the Company’s estimated cash flows for its real estate securities as of April 1, 2009 discounted at the yield used to recognize income prior to the recognition of any other-than-temporary impairments and the April 1, 2009 amortized cost basis of the securities, which reflects the cumulative other-than-temporary impairment losses that have been recorded on the Company’s real estate securities that are not related to credit, as defined by this FSP. Although the Company increased its amortized cost basis in the securities as a result of this transition adjustment, the securities are ultimately presented at fair value in the accompanying consolidated balance sheets with differences between fair value and amortized cost basis presented as unrealized gains or losses in accumulated other comprehensive income (loss) within the equity section of the accompanying consolidated balance sheets.

During the six months ended June 30, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million prior to the adoption of FSP SFAS 115-2 and 124-2 on April 1, 2009. On April 1, 2009, through its cumulative transition adjustment related to the adoption of FSP SFAS 115-2 and 124-2, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges, as defined by this FSP, from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheets. The Company did not recognize other-than-temporary impairments on its real estate securities during the three months ended June 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses could materially differ from these estimates.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of June 30, 2009 and December 31, 2008, the Company’s deferred financing costs were $5.2 million and $7.9 million, respectively, net of amortization.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). The Company measures fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. SFAS 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework required for the valuation of financial investments uses a three-tiered approach. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources in accordance with FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”).

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. The Company adopted FSP SFAS 107-1 and APB 28-1 during the three months ended June 30, 2009. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the Company’s financial statements, for which it is practicable to estimate that value.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or “determination of incompetence” (as defined under the share redemption program), the Company may not redeem shares until the stockholder has held his or her shares for one year.

•

During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year less amounts the Company deems necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to the Company’s investments in real estate properties; reserves required by financings of the Company’s investments in real estate properties; and funding obligations under the Company’s real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with the stockholder’s death, “qualifying disability” or “determination of incompetence”, the Company will honor such redemptions to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Pursuant to the program, the Company will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years;

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years; and

•

Notwithstanding the above, until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount paid to acquire the shares from the Company.

Once the Company establishes an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company originally expected to establish an estimated value per share no later than three years after the completion of its offering stage; however, the Company now expects it will establish an estimated value per share by December 2009 to assist broker-dealers who sold shares in the Offering in meeting the requirements of the Financial Industry Regulatory Authority (“FINRA”).

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock (“ASR 268”) since the shares are mandatorily redeemable at the option of the holder upon the holder’s death, “qualifying disability” or “determination of incompetence” and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could repurchase with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, ASR 268 states that determinable amounts that can become redeemable but that are contingent on an event that is likely to occur (e.g., the passage of time) should be presented as redeemable when such amount is known. Therefore, the net proceeds from the current year and prior year dividend reinvestment plan are considered to be temporary equity under ASR 268 and presented as redeemable common stock in the accompanying consolidated balance sheets.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. On March 25, 2009, the Company adopted an amended and restated share redemption program (which became effective on April 26, 2009) that changed the Company’s mandatory obligation to repurchase shares under the program. Prior to the effectiveness of the amended and restated share redemption program, a stockholder could redeem a share at his or her own option to the extent of the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. Upon effectiveness of the amended and restated share redemption program, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence”, the Company’s redemption obligation is limited to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year less amounts the Company determines are necessary to fund current and future funding obligations of the Company, as defined by the amended and restated share redemption program. Under SFAS 150, when the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

For the six months ended June 30, 2009, the Company redeemed $26.0 million of common stock. In addition, there were 12,822 shares related to June redemption requests processed in July 2009. The redemption of these shares totaled $0.1 million and was reclassified from redeemable common stock to other liabilities in the consolidated balance sheets as of June 30, 2009.

Related Party Transactions

Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services, including the investment of funds in real estate and real estate-related investments, management of the Company’s investments and other services (including, but not limited to the disposition of investments), as well as to reimburse the Advisor for offering costs related to the dividend reinvestment plan, acquisition and origination expenses, and certain operating expenses incurred by the Advisor on behalf of the Company or incurred in connection with providing services to the Company. As detailed in the Advisory Agreement, the Advisor is also entitled to certain other fees, including an incentive fee, upon achieving certain performance goals and the Advisor and its affiliates may receive compensation in the form of stock-based awards.

Also, under the Dealer Manager Agreement, and to the extent permitted under state securities laws, if the Company paid selling commissions in connection with the issuance of shares to the investor in the primary offering, the Company may pay the Dealer Manager up to 3.0% of gross offering proceeds from the dividend reinvestment plan, all of which the Dealer Manager reallows to the broker-dealer associated with such account. The Company also reimburses the Dealer Manager for certain expenses related to the dividend reinvestment plan offering.

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it has not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and six months ended June 30, 2009.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Asset Management Fee

With respect to its investments, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the sum of the amount paid or allocated to acquire the investment, inclusive of expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

Notwithstanding the above, with respect to the Company’s investment in a consolidated joint venture (the “National Industrial Portfolio”) with New Leaf Industrial Partners Fund, L.P. (“New Leaf”), the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the joint venture investment, as defined in the Advisory Agreement. The Advisor may also earn a performance fee related to the Company’s investment in this joint venture that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment, as defined, on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the Company achieving certain performance thresholds and may only be paid after the repayment of advances from the Advisor.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and records amounts expected to be received in later years as deferred rent. During the six months ended June 30, 2009 and 2008, the Company recognized deferred rent from tenants of $2.4 million and $2.6 million, respectively. These excess amounts for the six months ended June 30, 2009 are net of $0.3 million of lease incentive amortization; there was no amortization of lease incentives for the six months ended June 30, 2008. As of June 30, 2009 and December 31, 2008, the cumulative deferred rent balance was $16.8 million and $9.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.4 million and $1.7 million of unamortized lease incentives as of June 30, 2009 and December 31, 2008, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in lower earnings. During the six months ended June 30, 2009 and 2008, the Company recorded bad debt expense related to its tenant receivables of $1.2 million and $0.2 million, respectively. The Company recorded bad debt expense related to its deferred rent receivables of $29,000 during the six months ended June 30, 2009. No bad debt expense was recorded for deferred receivables during the six months ended June 30, 2008.

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and does not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The Company recognizes interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” in accordance with EITF Issue No. 99-20, Recognition of Interest Income on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

Other interest income includes interest earned on the Company’s cash and cash equivalents and is recognized as it is earned.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2009 and 2008, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2009 and 2008, respectively, and is based on daily record dates for distributions for the periods of $0.0019178 per share per day. Each day during the periods from January 1, 2008 through June 30, 2008 and January 1, 2009 through June 30, 2009 was a record date for distributions.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Industry Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in their financial statements. The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 13, “Segment Information.”

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate real estate loans receivable and notes payable. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities at fair value. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.

In addition to recording any changes in fair value for interest rate caps and floors, the purchase price of an interest rate cap or floor is amortized over the contractual life of the instrument. Interest rate caps (floors) are viewed as a series of call (put) options or caplets (floorlets) and as the caplets (floorlets) expire, the related cost of the expiring caplets (floorlet) is amortized to interest expense (income) and the remaining caplets and floorlets are carried at fair value.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the balance sheet. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.

For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This SFAS also requires public entities to evaluate subsequent events through the date that the financial statements are issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation 46R (“SFAS 167”). SFAS No. 167 requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a quarterly basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. SFAS 167 amends FIN 46R to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before SFAS 167, FIN 46R required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. SFAS 167 eliminates the exception under FIN 46R that a troubled debt restructuring as defined in paragraph two of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity. SFAS No. 167 is effective for interim periods and fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of SFAS No. 167 on its consolidated financial position and results of operations. The adoption of SFAS 167 is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following the issuance of SFAS 168, the FASB will not issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS 168 supersedes and replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The adoption of SFAS 168 is not expected to have a significant impact on the Company’s financial statements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

3.	REAL ESTATE

As of June 30, 2009, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was composed of properties encompassing approximately 20.8 million rentable square feet and was 92% leased. The properties are located in 23 states and include office and industrial properties. The following table provides summary information regarding the properties owned by the Company as of June 30, 2009 (in thousands):

Property	Date Acquired	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net

Properties Held Through Wholly Owned Subsidiaries

Office
Sabal Pavilion Building	07/07/2006	Tampa	FL	$22,116	$(1,473)	$20,643
Plaza in Clayton	09/27/2006	Saint Louis	MO	93,462	(8,626)	84,836
Crescent Green Buildings	01/31/2007	Cary	NC	47,813	(4,719)	43,094
625 Second Street Building	01/31/2007	San Francisco	CA	51,956	(5,684)	46,272
Sabal VI Building	03/05/2007	Tampa	FL	17,605	(1,407)	16,198
The Offices at Kensington	03/29/2007	Sugar Land	TX	29,415	(2,533)	26,882
Royal Ridge Building	06/21/2007	Alpharetta	GA	36,939	(3,377)	33,562
9815 Goethe Road Building	06/26/2007	Sacramento	CA	17,278	(1,540)	15,738
Plano Corporate Center I & II	08/28/2007	Plano	TX	52,420	(4,432)	47,988
2200 West Loop South Building	09/05/2007	Houston	TX	39,858	(2,728)	37,130
ADP Plaza	11/07/2007	Portland	OR	34,560	(3,420)	31,140
Woodfield Preserve Office Center	11/13/2007	Schaumburg	IL	126,623	(12,042)	114,581
Patrick Henry Corporate Center	11/29/2007	Newport News	VA	19,059	(1,634)	17,425
South Towne Corporate Center I and II	11/30/2007	Sandy	UT	49,976	(2,726)	47,250
Millennium I Building	06/05/2008	Addison	TX	75,717	(4,928)	70,789
Tysons Dulles Plaza	06/06/2008	McLean	VA	160,151	(6,978)	153,173
Great Oaks Center	07/18/2008	Alpharetta	GA	35,914	(1,254)	34,660
University Park Buildings	07/31/2008	Sacramento	CA	26,854	(1,258)	25,596
Meridian Tower	08/18/2008	Tulsa	OK	18,957	(1,162)	17,795
North Creek Parkway Center	08/28/2008	Bothell	WA	41,133	(2,018)	39,115
Five Tower Bridge Building	10/14/2008	West Conshohocken	PA	76,182	(3,657)	72,525
City Gate Plaza	11/25/2008	Sacramento	CA	21,553	(715)	20,838

				1,095,541	(78,311)	1,017,230

Industrial
Southpark Commerce Center II Buildings	11/21/2006	Austin	TX	29,141	(3,099)	26,042
825 University Avenue Building	12/05/2006	Norwood	MA	31,268	(3,340)	27,928
Midland Industrial Buildings	12/22/2006	McDonough	GA	35,618	(2,739)	32,879
Bridgeway Technology Center	06/27/2007	Newark	CA	46,114	(4,194)	41,920
Cardinal Health	07/25/2007	Champlin	MN	13,307	(760)	12,547
Cedar Bluffs Business Center	07/25/2007	Eagan	MN	6,627	(526)	6,101
Crystal Park II-Buildings D & E	07/25/2007	Round Rock	TX	20,562	(1,821)	18,741
Corporate Express	07/25/2007	Arlington	TX	9,325	(584)	8,741
Park 75-Dell	07/25/2007	West Chester	OH	18,729	(1,194)	17,535
Plainfield Business Center	07/25/2007	Plainfield	IN	17,359	(1,523)	15,836
Hartman Business Center One	07/25/2007	Austell	GA	16,829	(1,093)	15,736
Rickenbacker IV-Medline	07/25/2007	Groveport	OH	16,907	(1,448)	15,459
Advo-Valassis Building	07/25/2007	Van Buren	MI	9,026	(543)	8,483
Royal Parkway Center I & II	11/15/2007	Nashville	TN	13,221	(1,167)	12,054
Greenbriar Business Park	11/15/2007	Nashville	TN	17,256	(1,419)	15,837
Cumberland Business Center	11/15/2007	Nashville	TN	11,009	(1,054)	9,955
Riverview Business Center I & II	11/15/2007	Nashville	TN	13,268	(974)	12,294
Rivertech I and II	02/20/2008	Billerica	MA	46,061	(2,794)	43,267
Suwanee Pointe	05/22/2008	Suwanee	GA	18,215	(861)	17,354

				389,842	(31,133)	358,709

Total Properties Held Through Wholly Owned Subsidiaries				1,485,383	(109,444)	1,375,939

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Property	Date Acquired	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net

Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	08/08/2007	Commerce City	CO	10,681	(727)	9,954
74 Griffin Street South	08/08/2007	Bloomfield	CT	19,666	(804)	18,862
85 Moosup Pond Road	08/08/2007	Plainfield	CT	26,354	(3,081)	23,273
555 Taylor Road	08/08/2007	Enfield	CT	80,898	(8,009)	72,889
15 & 30 Independence Drive	08/08/2007	Devens	MA	32,590	(1,750)	30,840
50 Independence Drive	08/08/2007	Devens	MA	14,528	(1,220)	13,308
1040 Sheridan	08/08/2007	Chicopee	MA	4,139	(476)	3,663
1045 Sheridan	08/08/2007	Chicopee	MA	3,273	(135)	3,138
151 Suffolk Lane	08/08/2007	Gardner	MA	3,674	(552)	3,122
1111 Southampton Road	08/08/2007	Westfield	MA	28,535	(2,616)	25,919
100 & 111 Adams Road	08/08/2007	Clinton	MA	40,087	(4,100)	35,987
100 Simplex Drive	08/08/2007	Westminster	MA	23,465	(1,304)	22,161
495-515 Woburn	08/08/2007	Tewksbury	MA	69,153	(6,509)	62,644
480 Sprague Street	08/08/2007	Dedham	MA	15,263	(1,842)	13,421
625 University Avenue (1)	08/08/2007	Norwood	MA	1,460	(825)	635
57-59 Daniel Webster Highway	08/08/2007	Merrimack	NH	23,952	(1,955)	21,997
133 Jackson Avenue	08/08/2007	Ellicott	NY	10,326	(721)	9,605
1200 State Fair Boulevard	08/08/2007	Geddes	NY	17,509	(1,073)	16,436
3407 Walters Road	08/08/2007	Van Buren	NY	9,357	(583)	8,774
851 Beaver Drive	08/08/2007	Du Bois	PA	7,388	(447)	6,941
Shaffer Road and Route 255	08/08/2007	Du Bois	PA	11,222	(764)	10,458
9700 West Gulf Bank Road	08/08/2007	Houston	TX	10,827	(413)	10,414
1000 East I-20	08/08/2007	Abilene	TX	10,972	(661)	10,311
2200 South Business 45	08/08/2007	Corsicana	TX	40,665	(8,271)	32,394

Total Properties Held Through Consolidated Joint Venture				515,984	(48,838)	467,146

Total Real Estate				$2,001,367	$(158,282)	$1,843,085

(1) The joint venture purchased the rights to a master lease with a remaining term of 13.8 years with respect to this property as part of the National Industrial Portfolio acquisition.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2009, the leases have remaining terms of up to 13.8 years with a weighted-average remaining term of 4.0 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.3 million and $5.2 million as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

July 1, 2009 through December 31, 2009	$81,652

2010	146,067

2011	122,600

2012	99,002

2013	78,654

Thereafter	226,232

$754,207

For the three and six months ended June 30, 2009, no tenant represented over 5% and no industry represented over 8% of the Company’s rental income. As of June 30, 2009, the Company had an allowance for doubtful tenant accounts receivable of $1.9 million. The Company currently has approximately 400 tenants over a diverse range of industries and geographical regions.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND
BELOW-MARKET LEASE LIABILITIES

As of June 30, 2009 and December 31, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Cost	$159,689	$172,055	$26,227	$27,408	$56,403	$58,722

Accumulated Amortization	(66,129)	(53,353)	(9,793)	(7,917)	(20,089)	(15,149)

Net Amount	$93,560	$118,702	$16,434	$19,491	$36,314	$43,573

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008

Amortization	$(10,473)	$(10,959)	$(1,461)	$(1,558)	$3,155	$2,845

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008

Amortization	$(25,142)	$(22,907)	$(3,057)	$(2,832)	$7,259	$5,941

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE

As of June 30, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2009 (1)	Book Value as of June 30, 2009 (2)	Book Value as of December 31, 2008 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
First Tribeca Mezzanine Loan		Multi Family					One-month LIBOR
New York, New York (4) (5)	07/18/2006	Residential	Mezzanine	$15,896	$15,896	$15,896	+8.50%	6.00%	05/08/2009

Second Tribeca Mezzanine Loan		Multi Family
New York, New York (4) (5) (6)	05/03/2007	Residential	Mezzanine	32,117	32,117	31,967	25.00%	7.31%	05/08/2009

Tribeca Senior Mortgage Participation		Multi Family					One-month LIBOR
New York, New York (4)	06/28/2007	Residential	Mortgage	8,067	8,067	14,192	+2.70%	3.21%	05/08/2009

Sandmar Mezzanine Loan
Southeast U.S.	01/09/2007	Retail	Mezzanine	8,000	8,089	8,092	12.00%	11.85%	01/01/2017

Park Central Mezzanine Loan							One-month LIBOR
New York, New York (7)	03/23/2007	Hotel	Mezzanine	15,000	15,000	15,000	+4.48%	4.96%	11/09/2009

200 Professional Drive Loan Origination							One-month LIBOR
Gaithersburg, Maryland (5) (6) (8)	07/31/2007	Office	Mortgage	9,306	9,308	9,073	3.00%	3.80%	07/31/2009

Lawrence Village Plaza Loan Origination							One-month LIBOR
New Castle, Pennsylvania (6)	08/06/2007	Retail	Mortgage	6,311	6,319	6,322	2.50%	7.44%	09/01/2010

11 South LaSalle Loan Origination							One-month LIBOR
Chicago, Illinois (6) (8)	08/08/2007	Office	Mortgage	32,846	32,804	30,771	2.95%	8.06%	09/01/2010

San Diego Office Portfolio B-Note
San Diego, California	10/26/2007	Office	B-Note	20,000	14,233	14,029	5.78%	11.09%	10/11/2017

Petra Subordinated Debt Tranche A (5)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(5)	04/27/2009

Petra Subordinated Debt Tranche B (5)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(5)	10/26/2009

4929 Wilshire B-Note
Los Angeles, California	11/19/2007	Office	B-Note	4,000	2,734	2,690	6.05%	12.23%	07/11/2017

Artisan Multifamily Portfolio Mezzanine Loan		Multi Family					One-month LIBOR
Las Vegas, Nevada (9) (10) (11)	12/11/2007	Residential	Mezzanine	20,000	17,528	17,212	+2.50%	8.61%	08/09/2009

Arden Portfolio M3-(A) Mezzanine Loan							One-month LIBOR
Southern California (5) (9) (12)	01/30/2008	Office	Mezzanine	72,728	64,828	64,378	+5.25%	9.93%	08/09/2009

Arden Portfolio M2-(B) Mezzanine Loan							One-month LIBOR
Southern California (5) (9) (12)	01/30/2008	Office	Mezzanine	96,971	88,349	87,834	+3.50%	7.68%	08/09/2009

San Antonio Business Park Mortgage Loan
San Antonio, Texas	03/28/2008	Office	Mortgage	30,600	24,587	24,366	6.54%	10.02%	11/11/2017

2600 Michelson Mezzanine Loan
Irvine, California (5)	06/02/2008	Office	Mezzanine	15,000	8,895	8,813	8.00%	15.43%	05/11/2017

18301 Von Karman Loans			Mortgage &
Irvine, California (5)	06/12/2008	Office	Mezzanine	85,000	63,720	63,313	5.73%	8.12%	05/11/2017

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Loan Name Location of Related Property or Collateral	Date Acquired/ Origination	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2009 (1)	Book Value as of June 30, 2009 (2)	Book Value as of December 31, 2008 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
GKK Mezzanine Loan		Office/					One-month LIBOR
National Portfolio (8)	08/22/2008	Bank Branch	Mezzanine	474,913	474,759	492,404	+5.20%	5.81%	03/11/2010

55 East Monroe Mezzanine Loan Origination
Chicago, Illinois	08/27/2008	Office	Mezzanine	55,000	55,076	55,105	12.00%	11.94%	09/01/2010

				$1,051,755	$992,309	$1,011,457
Reserve for Loan Losses (13)				-	(283,092)	(104,000)

				$1,051,755	$709,217	$907,457

(1) Outstanding principal balance as of June 30, 2009 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding individual principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Individual loan balances do not include any asset-specific reserves.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2009, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the six months ended June 30, 2009. Maturity dates are as of June 30, 2009.

(4) The First Tribeca Mezzanine Loan has a current interest rate cap of 13.25%. Per the loan agreement, prior to satisfaction of the First Tribeca Mezzanine Loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return up to 25%. See “—Tribeca Loans” for information on the status of these loans.

(5) The Company has recorded a loan loss reserve against this investment. See “— Reserve for Loan Losses.”

(6) As of June 30, 2009, the Company may be obligated to fund additional amounts under this loan, subject to satisfaction of certain conditions by the borrower.

(7) The borrower under this loan has two one-year extension options, subject to certain terms and conditions.

(8) The borrower under this loan has a one-year extension option, subject to certain terms and conditions.

(9) The interest rate under this loan is subject to an interest rate floor that expired on August 9, 2009. See Note 8, “Derivative Instruments.”

(10) The borrower under this loan has three one-year extension options, subject to certain terms and conditions.

(11) The borrower exercised the first of its three one-year extension options subsequent to June 30, 2009. Maturity date was extended from August 9, 2009 to August 9, 2010.

(12) On July 8, 2009, the Company formed a joint venture with Hines and the holders of some of the other mezzanine loans. See “— Arden Mezzanine Loans” below.

(13) See “— Reserve for Loan Losses.”

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2009 (in thousands):

Real estate loans receivable - December 31, 2008	$907,457

Principal repayments received on real estate loans receivable	(23,942)

Advances on real estate loans receivable	2,402

Accretion of discounts on purchased real estate loans receivable	3,926

Amortization of origination fees and costs on purchased and originated real estate loans receivable	(1,534)

Provision for loan losses	(179,092)

Real estate loans receivable - June 30, 2009	$709,217

For the three and six months ended June 30, 2009 and 2008, interest income from real estate loans receivable consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contractual interest income	$16,050	$10,848	$33,409	$19,771

Accretion of purchase discounts	1,139	5,687	3,926	9,428

Amortization of origination fees and costs and acquisition costs	(671)	(354)	(1,534)	(670)

Amortization of cost of derivative instruments	(719)	(695)	(1,485)	(1,041)

Interest income from real estate loans receivable	$15,799	$15,486	$34,316	$27,488

As of June 30, 2009, the Company has outstanding funding commitments of $13.7 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.

As of June 30, 2009 and December 31, 2008, interest receivable from real estate loans receivable was $2.8 million and $4.5 million, respectively, and is included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of June 30, 2009 (in thousands):

	Face Value (Funded) (1)	Book Value before Reserve for Loan Loss
July 1, 2009 through December 31, 2009 (2)	$320,084	$301,093

2010	569,071	568,958

2011	-	-

2012	-	-

2013	-	-

Thereafter	162,600	122,258

	$1,051,755	$992,309

(1) The schedule of maturities above represents the contractual maturity dates and outstanding balances as of June 30, 2009. In addition, some of the real estate loans receivable have extension options available to the borrower.

(2) Included in this amount are balances that were due and unpaid as of June 30, 2009. See “— Impairments of Real Estate Loans Receivable” below.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Impairments of Real Estate Loans Receivable

Included below is a summary of the most important facts and circumstances regarding the Company’s loans that became impaired during the six months ended June 30, 2009.

Arden Mezzanine Loans

On January 30, 2008, the Company purchased, through indirect wholly owned subsidiaries, participation interests in two mezzanine loans (collectively, the “Arden Portfolio Mezzanine Loans”) for approximately $144.0 million plus closing costs. On July 8, 2009, the Company entered into a joint venture (“HSC Partners”) that indirectly owns the properties that served as the collateral for the loans. The Company received preferred membership interests in HSC Partners. In connection with the formation of the joint venture, the mezzanine borrowers were released from liability under the Arden Portfolio Mezzanine Loans.

Background of the Company’s Investment

In July 2007, the Arden Portfolio Mezzanine Loans, along with $860.0 million of mortgage loans and $475.0 million of additional mezzanine loans, were used to fund the acquisition of 33 multi-tenant office properties totaling 4.6 million square feet of rentable area in 60 buildings, located throughout Southern California (the “Arden Portfolio”). The original borrowers under the Arden Portfolio Mezzanine Loans were entities affiliated with Cabi Developers (“Cabi”) and are not affiliated with the Company or its Advisor.

At the time of the Company’s investment in the Arden Portfolio Mezzanine Loans, there were four mezzanine loans on the Arden Portfolio totaling $650.0 million in the aggregate (in order of the seniority of their interests in the Arden Portfolio):

M1-(A) Mezzanine Loan	$100.0 million

M1-(B) Mezzanine Loan	100.0 million

M2-(A) Mezzanine Loan	100.0 million

M2-(B) Mezzanine Loan	100.0 million

M3-(A) Mezzanine Loan	75.0 million

M3-(B) Mezzanine Loan	75.0 million

M4 Mezzanine Loan	100.0 million

$650.0 million

The Company purchased the M2-(B) Mezzanine Loan with a face value of $100.0 million for a purchase price of approximately $83.7 million plus closing costs and the M3-(A) Mezzanine Loan with a face value of $75.0 million for a purchase price of approximately $60.3 million plus closing costs.

After the Company’s investment in the Arden Portfolio Mezzanine Loans, the M1 mezzanine loan was resized between M1-(A) at $50.0 million, M1-(B1) at $75.0 million and M1-(B2) at $75.0 million. During the initial year of the Company’s investment, two properties were sold resulting in small principal reductions in both the mortgage and mezzanine loans.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The owner of the M4 Mezzanine Loan, the most junior mezzanine loan under the Arden Portfolio loan documents, was controlled by Hines Interests Limited Partnership (Hines Interests Limited Partnership and its affiliates are collectively referred to herein as “Hines”). On October 10, 2008, after the Cabi borrowers did not make a mandatory amortization payment due under the mortgage and mezzanine loan documents related to the Arden Portfolio, the Cabi borrower under the M4 Mezzanine Loan entered into a strict foreclosure agreement with Hines acknowledging receipt of a Notice of Default and that an Event of Default with respect to the M4 Mezzanine Loan had occurred. On November 25, 2008, Hines delivered notice to all remaining Arden Portfolio lenders that it had acquired all right, title and interest in and to the borrower under the M4 Mezzanine Loan, and had thereby acquired ownership of the Arden Portfolio.

Formation of Joint Venture

All of the mortgage and mezzanine loans related to the Arden Portfolio (described above) had an initial maturity of August 9, 2009. These loans provided three one-year extension options to the borrowers, subject to certain conditions. The mortgage and mezzanine lenders have been unable to agree upon revised terms for an extension of the mortgage and mezzanine loans.

On July 8, 2009, Hines and the holders of the M1-(B2), M2-(A), M2-(B), M3-(A) and M3-(B) loans entered the operating agreement for HSC Partners. The holders of the M1-(B2), M2-(A), M2-(B), M3-(A) and M3-(B) loans (the “Preferred Members”) received preferred membership interests in HSC Partners. In connection with the formation of the joint venture, the mezzanine borrowers were released from liability under the M1-(B2), M2-(A), M2-(B), M3-(A) and M3-(B) loans, but the holders did not release the guarantors from their obligations related to the loans. Hines received common membership interests in HSC Partners in exchange for its indirect ownership interests in the Arden Portfolio. Hines will be the managing member of HSC Partners. After the above transactions, the mortgage loans and the M1-(A) and M1-(B1) mezzanine loans remain outstanding.

The distribution structure of the operating agreement is designed to substantially reflect the priority of the former lenders and the payments the former lenders would have received under the prior mezzanine loans. Pursuant to the operating agreement, HSC Partners will distribute net cash flow to the Preferred Members in accordance with the preference return on the respective preference account of the Preferred Member with Hines to receive a subordinated return, subject in both cases to the future funding of certain additional capital contributions, if any, that receive super priority returns as described below. Any remaining cash flow would be used to first fund certain expenses and reserves, then pay Hines an additional subordinated return and repay the Preferred Members’ preference accounts.

Distributions of net capital proceeds follow a similar waterfall structure in order of the priority of the prior mezzanine loans held by the Preferred Members and then to Hines.

Except as required by law, members are not required to make additional capital contributions, although they may do so if such capital contribution has been approved by the manager and all the Preferred Members or if there is a monetary default related to the Arden Portfolio. Notwithstanding the above, HSC Partners must return any additional capital contributions and the stated return on the additional capital contributions before making the distributions of net cash flow and net capital proceeds described above. In addition, if, after the expiration of notice and cure periods, a member fails to contribute its share of certain amounts necessary to (i) cure a default under the mortgage and M1-(A) loan, (ii) prevent a forfeiture of any portion of the Arden Portfolio, and (iii) pay certain costs in defending any claims by the holders of the mortgage and M1-(A) mezzanine loans, such member will lose its voting rights and any right it may have under the operating agreement to replace the manager.

Hines has the power to manage the day-to-day business and affairs of HSC Partners, subject to the right of the Preferred Members to approve certain major decisions set forth in the operating agreement. Without the approval of all the Preferred Members, among other things, Hines may not require members to make additional capital contributions, acquire additional assets, amend the operating agreement, cause HSC Partners to dissolve or file for bankruptcy, or incur or modify any debt.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The mortgage lenders have given notice that they intend to declare a default on the mortgage loans on the Arden Portfolio as a result of the transaction described above; however, the members of HSC Partners have agreed to dispute the claims of the mortgage lenders.

Accounting for Exchange of Interests and Impairment of Investments in the Arden Portfolio Mezzanine Loans

The Company will account for the receipt of the preferred membership interests in HSC Partners in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”). Under SFAS 15, a creditor that receives an equity interest in a troubled debt restructuring of a loan receivable shall record the equity interest received at fair value. The Company does not believe that a current valuation of the Arden Portfolio would result in total equity sufficient to cover any of the Company’s preferred position. In addition, the mortgage lenders have given notice that they intend to declare a default on the Arden Portfolio mortgage loans as noted above. Given these facts, while the Company may continue to receive payments roughly equal to those it had received under the Arden Portfolio Mezzanine Loans for some period of time and may eventually recover some portion of its investment if the operations of the Arden Portfolio and the general real estate market improve in the future, it believes that the preferred membership interests have a current fair value that approximates $0.

In connection with the Company’s asset-specific loan loss reserve process, and in accordance with the loan impairment guidance in SFAS 114, based on the above facts, the Company determined that its investments in the Arden Portfolio Mezzanine Loans were impaired as of June 30, 2009. Since the repayment of the Arden Portfolio Mezzanine Loans is dependent upon the collateral, the Company measured the amount of the impairment based on the fair value of the Company’s interest in the collateral which is equal to the fair value of the Company’s preferred membership interests in HSC Partners described above.

Tribeca Loans

As of June 30, 2009, the Company had outstanding investments in two mezzanine loans (the “First Tribeca Mezzanine Loan” and the “Second Tribeca Mezzanine Loan”, collectively, the “Tribeca Mezzanine Loans”) and a 25% interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively with the Tribeca Mezzanine Loans, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. The Company’s unpaid principal balances of the Senior Mortgage Loan, the First Tribeca Mezzanine Loan, and the Second Tribeca Mezzanine Loan were $8.1 million, $15.9 million and $32.1 million, respectively, as of June 30, 2009.

The Tribeca Mezzanine Loans are subordinate to the $32.3 million Senior Mortgage Loans and the $19.5 million Senior Tribeca Mezzanine Loan. The Company does not own the Senior Tribeca Mezzanine Loan.

On August 13, 2009, the Company entered into a modification to the Tribeca Mezzanine Loans with the holder of the 75% interest in the Senior Mortgage Loans and the holder of the Senior Tribeca Mezzanine Loan consenting to divert 100% of the interest due to the Company under the Tribeca Mezzanine Loans to the Senior Mezzanine Loan to be applied as principal repayments, and should that loan be retired during the term of the extension, 100% of the interest due to the Company under the Tribeca Mezzanine Loans would be diverted to pay down the Senior Mortgage Loan until that loan is paid down in full. The Company will be entitled to recoup all of the interest previously diverted to the senior lenders from the borrower after the Senior Mezzanine Loan and the Senior Mortgage Loans are paid off. The modification extends the maturity date of all the Tribeca Loans to February 1, 2010 and provides for an additional extension to April 1, 2010, subject to certain terms and restrictions.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

In addition to the payment of interest in accordance with their respective agreements, the lenders on the Tribeca Building conversion will continue to receive payments to reduce principal under their loans based on priority to the extent there is sufficient cash flow from the sale of units. As of June 30, 2009, based on total number of units available-for-sale, approximately 53% of the condominium units in the Tribeca Building had been sold. Further delays in the sale of condominiums may significantly impact the performance of the Company’s investments in the Tribeca Mezzanine Loans. The Company determined the Tribeca Mezzanine Loans were impaired as of June 30, 2009 in accordance with SFAS 114.

200 Professional Drive Mortgage

On July 31, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a senior mortgage loan on an office property located at 200 Professional Drive in Gaithersburg, Maryland (“200 Professional Drive Mortgage”). The Company provided a $10.5 million bridge loan to the borrower to refinance existing debt and to provide funding for renovation and lease-up of the property. The unpaid principal balance as of June 30, 2009 was $9.3 million. Due to renovation delays and difficulty leasing up the property, the borrower has not made its debt service payments since March 2009 and it appears that the borrower does not have sufficient debt service or capital reserves to meet its debt service obligations. The Company has begun the process of foreclosing on the security under the 200 Professional Drive Mortgage, and an auction to sell the collateral was scheduled for June 30, 2009; however, the borrower declared bankruptcy on June 29, 2009 resulting in a delay of the foreclosure process. The Company determined this loan was impaired as of March 31, 2009 in accordance with SFAS 114.

18301 Von Karman Loans

On June 12, 2008, the Company, through an indirect wholly owned subsidiary, made an investment in a first mortgage loan and a mezzanine loan on an office property located at 18301 Von Karman Avenue in Irvine, California (“Von Karman Loans”). As of June 30, 2009, the outstanding principal balance on the loans was $85.0 million and the carrying value of the combined investment in the loans was $63.7 million before asset-specific reserves. Due to difficulty leasing up the property, the borrower missed its debt service payment due July 1, 2009 and the borrower does not have sufficient debt service reserves to meet its future debt service obligations. The Company determined this loan was impaired as of June 30, 2009 in accordance with SFAS 114.

2600 Michelson Mezzanine Loan

On June 2, 2008, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan on an office property located at 2600 Michelson Avenue in Irvine, California. As of June 30, 2009, the outstanding principal balance on the loan was $15.0 million and the carrying value of the loan was $8.9 million before asset-specific impairments. Due to difficulty leasing the property, the borrower missed its debt service payment due August 1, 2009 and indicated that it did not intend to make any future debt service payments under the loan. The Company determined this loan was impaired as of June 30, 2009 in accordance with SFAS 114.

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses for the six months ended June 30, 2009 were as follows (in thousands):

Reserve for loan losses, December 31, 2008	$104,000
Provision for loan losses	179,092
Charge-offs	-

Reserve for loan losses, June 30, 2009	$283,092

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

As of June 30, 2009, the total reserve for loan losses of $283.1 million consisted of $257.1 million of asset-specific reserves calculated in accordance with SFAS 114 on impaired real estate loans receivable with an amortized cost basis of $333.1 million and $26.0 million of portfolio-based reserves calculated in accordance with SFAS 5 on non-impaired real estate loans receivable with an amortized cost basis of $659.2 million. The asset-specific reserve relates to all of the Company’s impaired loans: the Arden Portfolio Mezzanine Loans, the First Tribeca Mezzanine Loan, the Second Tribeca Mezzanine Loan, the 200 Professional Drive Mortgage, the 18301 Von Karman Loans, the 2600 Michelson Mezzanine Loan and the subordinated debt investment in Petra Fund REIT Corp. During the three and six months ended June 30, 2009, the Company recognized $176.0 million and $179.1 million, respectively, of provision for loan losses in the consolidated statements of operations. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, it is probable that it will realize losses on the pool. For the three months ended June 30, 2009, the provision for loan losses was comprised of $201.0 million calculated on an asset-specific basis, offset by a reduction of $25.0 million calculated on a portfolio basis. For the six months ended June 30, 2009, the provision for loan losses was comprised of $207.1 million calculated on an asset-specific basis, offset by a reduction of $28.0 million calculated on a portfolio basis. The Company did not provide for any asset-specific or portfolio-based loan losses during the three and six months ended June 30, 2008.

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the three and six months ended June 30, 2009, the Company recognized $4.5 million and $11.6 million, respectively, of interest income related to impaired loans. The Company had $0.5 million of interest income accruals related to its impaired loans as of June 30, 2009, all of which were related to the Arden Portfolio Mezzanine Loans and the 2600 Michelson Mezzanine Loan.

Concentrations of Credit Risks

The Company’s investment in the GKK Mezzanine Loan represents a significant investment to the Company that as of June 30, 2009 comprised 18% of the Company’s total assets and 67% of the Company’s total investments in loans receivable, after loan loss reserves. During the six months ended June 30, 2009, the GKK Mezzanine Loan provided 9% of the Company’s revenues and 41% of the Company’s interest income.

The GKK Mezzanine Loan was used to finance Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of June 30, 2009, AFR and its subsidiaries own over 900 office and bank branch properties located in 36 states and Washington, D.C. and partial ownership interests in 72 bank branch properties (a 99% interest in 52 properties and a 1% interest in 20 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.8 billion at June 30, 2009 and bears interest at a variable rate of one-month LIBOR plus 520 basis points. The GKK Mezzanine Loan has an initial maturity date of March 11, 2010 with a one-year option to extend subject to certain conditions. Prior to maturity, the Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America (the “Dana Portfolio”) is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The Borrower is also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

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

The summarized unaudited financial information is as follows (in thousands):

	AFR Pre-Acquisition (1)		Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2006	As of December 31, 2007	As of December 31, 2008	As of June 30, 2009
Real estate investments, net	$2,320,600	$2,108,532	$3,178,527	$3,158,486
Cash and cash equivalents	106,006	124,848	91,240	53,461
Other assets	1,179,558	997,998	893,419	821,362

Total assets	$3,606,164	$3,231,378	$4,163,186	$4,033,309

Mortgage notes payable	$1,557,313	$1,436,248	$2,469,993	$2,378,080
Other liabilities	1,250,494	1,181,333	1,052,138	1,049,733

Total liabilities	2,807,807	2,617,581	3,522,131	3,427,813
Total AFR or the Borrower’s stockholders’ equity	785,964	606,417	638,343	602,923
Noncontrolling interest	12,393	7,380	2,712	2,573

Total equity	798,357	613,797	641,055	605,496

Total liabilities and equity	$3,606,164	$3,231,378	$4,163,186	$4,033,309

		AFR Pre-Acquisition (1)	Borrower Post-Acquisition (2)

Income Statement		Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009
Total revenues		$94,399	$107,137	$107,635	$110,653
Total operating expenses		(56,311)	(46,366)	(46,114)	(44,749)
Interest and other income		2,272	1,091	988	966
Depreciation and amortization		(30,189)	(20,914)	(27,118)	(29,570)
Interest expense		(30,353)	(40,434)	(32,541)	(31,531)
Equity in loss from joint venture		(542)	(728)	(641)	(675)
Discontinued operations		10,024	(933)	(5,880)	(494)

Net loss		(10,700)	(1,147)	(3,671)	4,600
Less: Net loss (income) attributable to the noncontrolling interest		1,220	(241)	(20)	(55)

Net loss attributable to AFR or the Borrower		$(9,480)	(1,388)	$(3,691)	$4,545

(1)	Represents the historical summary financial information of AFR.
(2)	Represents the summarized consolidated financial information of the Borrower.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

6.	REAL ESTATE SECURITIES

At June 30, 2009, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis. See Note 2, “Summary of Significant Accounting Policies.”

From acquisition through March 31, 2009, the Company had recognized through earnings other-than-temporary impairments of $18.2 million and $37.0 million on the Floating Rate CMBS and Fixed Rate Securities, respectively.

Upon adopting FSP SFAS 115-2 and 124-2 on April 1, 2009, the Company determined the portion of the previously recorded other-than-temporary impairments that were not due to credit losses to be $14.8 million and recorded this amount as an adjustment to retained earnings, accumulated other comprehensive income and the amortized cost basis of the securities as of April 1, 2009. The entire adjustment of $14.8 million related to the Company’s investment in the Fixed Rate Securities; the Company determined that the entire other-than-temporary impairment previously recorded for the Floating Rate CMBS was credit related.

As of June 30, 2009, the Company determined the fair value of the Fixed Rate Securities to be $10.5 million, resulting in unrealized losses of $12.6 million. The unrealized loss on the Fixed Rate Securities as of June 30, 2009 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of June 30, 2009, the Company’s Floating Rate CMBS had a fair value of $0. The fair value is consistent with its December 31, 2008 value, resulting in no unrealized gain or loss as of June 30, 2009.

During the six months ended June 30, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million prior to the adoption of FSP SFAS 115-2 and 124-2 on April 1, 2009. On April 1, 2009, through its cumulative transition adjustment related to the adoption of FSP SFAS 115-2 and 124-2, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges (as defined by this FSP) recognized by the Company prior to April 1, 2009. The Company did not recognize other-than-temporary impairments on its real estate securities during the three months ended June 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates, are required in determining impairment. As a result, actual impairment losses could materially differ from these estimates.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following summarizes the activity related to real estate securities for the six months ended June 30, 2009 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Real estate securities - December 31, 2008	$13,420	$-	$13,420

Recognition of other-than-temporary impairment	(5,067)	-	(5,067)

Cumulative transition adjustment as a result of adopting FSP SFAS 115-2 and 124-2	14,780	-	14,780

Change in unrealized loss	-	(12,577)	(12,577)

Interest accretion on real estate securities	(7)	-	(7)

Real estate securities - June 30, 2009	$23,126	$(12,577)	$10,549

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at June 30, 2009:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)

Floating Rate CMBS	$-	$-	$-	$-	$-	$-

Fixed Rate Securities	10,549	(12,577)	-	-	10,549	(12,577)

	$10,549	$(12,577)	$-	$-	$10,549	$(12,577)

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

7.	NOTES PAYABLE AND REPURCHASE AGREEMENTS

As of June 30, 2009 and December 31, 2008, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of June 30, 2009	Principal as of December 31, 2008	Average Interest Rate (1)	Contractual Interest Rate as of June 30, 2009 (1)	Maturity Date (2)
Wholly Owned

Sabal Pavilion Building - Mortgage Loan	$14,700	$14,700	6.38%	6.38%	08/01/2013

Plaza in Clayton - Mortgage Loan	62,200	62,200	5.90%	5.90%	10/06/2016

Crescent Green Building - Mortgage Loan	32,400	32,400	5.60%	5.68%	02/01/2012

625 Second Street Building - Mortgage Loan	33,700	33,700	5.85%	5.85%	02/01/2014

Sabal VI Building - Mortgage Loan	11,040	11,040	5.49%	5.84%	10/01/2011

The Offices at Kensington - Mortgage Loan	18,500	18,500	5.52%	5.52%	04/01/2014

Royal Ridge Building - Mortgage Loan	21,718	21,718	5.96%	5.96%	09/01/2013

Plano Corporate Center I & II - Mortgage Loan	30,591	30,591	5.90%	5.90%	09/01/2012

2200 West Loop South Building - Mortgage Loan	17,426	17,426	5.89%	5.89%	10/01/2014

ADP Plaza - Mortgage Loan	20,900	20,900	5.56%	5.56%	10/01/2013

Millennium I Building - Mortgage Loan (3)	-	28,228	(3)	(3)	03/05/2009

Tysons Dulles Plaza - Mortgage Loan	76,375	76,375	5.90%	5.90%	03/10/2014

Five Tower Bridge - Mortgage Loan (4)	41,000	41,000	4.69%	One-month LIBOR + 2.40%	10/14/2010

Southpark Commerce Center II Buildings - Mortgage Loan	18,000	18,000	5.67%	5.67%	12/06/2016

825 University Avenue Building - Mortgage Loan	19,000	19,000	5.59%	5.59%	12/06/2013

Midland Industrial Buildings - Mortgage Loan	24,050	24,050	5.85%	5.86%	01/06/2011

Bridgeway Technology Center - Mortgage Loan	26,824	26,824	6.07%	6.07%	08/01/2013

Cedar Bluffs - Mortgage Loan	4,627	4,627	5.86%	5.86%	07/01/2011

Portfolio Mortgage Loan #1 (5)	102,500	102,500	5.30%	5.30%	05/01/2011

Portfolio Mortgage Loan #2 (4) (5)	158,717	158,717	5.17%	One-month LIBOR + 2.20%	07/09/2012

Portfolio Mortgage Loan #3 (4) (5) (6)	45,700	-	5.01%	One-month LIBOR + 2.75%	03/01/2012

	779,968	762,496

National Industrial Portfolio Joint Venture

National Industrial Portfolio - Mortgage Loan (4) (7)	300,000	300,000	1.40%	One-month LIBOR + 0.84%	08/09/2009

National Industrial Portfolio - Mezzanine Loan A (4) (7)	40,200	40,200	2.19%	One-month LIBOR + 1.71%	08/09/2009

National Industrial Portfolio - Mezzanine Loan B (4) (7)	32,300	32,300	2.49%	One-month LIBOR + 2.01%	08/09/2009

National Industrial Portfolio - Mezzanine Loan C (4) (7)	32,300	32,300	2.74%	One-month LIBOR + 2.26%	08/09/2009

National Industrial Portfolio - Mezzanine Loan D (4) (7)	26,200	26,200	3.49%	One-month LIBOR + 3.01%	08/09/2009

National Industrial Portfolio - Mezzanine Loan E (4) (7)	5,368	4,150	1.44%	One-month LIBOR + 1.25%	08/09/2009

	436,368	435,150

Total Notes Payable	$1,216,336	$1,197,646

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

	Principal as of June 30, 2009	Principal as of December 31, 2008	Average Interest Rate (1)	Contractual Interest Rate as of June 30, 2009 (1)	Maturity Date (2)

Repurchase Agreements

GKK I - Mezzanine Loan - Repurchase Agreement (8)	159,014	164,979	1.98%	One-month LIBOR + 1.50%	03/09/2011

GKK II - Mezzanine Loan - Repurchase Agreement (8)	123,677	128,317	1.98%	One-month LIBOR + 1.50%	03/09/2011

Fixed Rate Securities - Repurchase Agreement (8)	6,691	8,864	1.35%	One-week LIBOR + 1.00%	08/14/2013

Total Repurchase Agreements	$289,382	$302,160

Total Notes Payable and Repurchase Agreements	$1,505,718	$1,499,806

(1) Average interest rates are calculated as the actual interest expense incurred in 2009 (consisting of contractual interest, the effect of interest rate caps, floors and swaps and excluding the amortization of deferred financing costs), divided by the average outstanding principal balance under the loan. However, if the loan was refinanced or modified during the year, the average interest rate is calculated based on actual interest incurred from the effective date of the refinancing or modification to June 30, 2009. Contractual interest rate as of June 30, 2009 represents the interest rate in effect under the loan as of June 30, 2009.

(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2009; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) On February 5, 2009, the Company repaid the principal and interest outstanding under the note.

(4) The Company has entered into separate interest rate cap or swap agreements related to these loans. See Note 8, “Derivative Instruments.”

(5) Represents a single mortgage loan consisting of several co-borrowers. The individual deeds of trust and mortgages on the respective properties securing the loan are cross-defaulted and this in effect creates cross-collateralization of the properties.

(6) On February 5, 2009, the Company entered into a $54.0 million mortgage loan facility relating to four properties. As of June 30, 2009, $45.7 million had been disbursed to the Company.

(7) These loans are held through a consolidated joint venture. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. On August 7, 2009, the Company extended the maturity date under these loans to August 9, 2010. The terms of the loan agreements provide for the right to extend the loans for two additional successive one-year periods upon satisfaction of certain terms and conditions. The Company expects to fully utilize all extension options available to it under these loan agreements. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(8)	See “—Repurchase Agreements.”

During the three and six months ended June 30, 2009, the Company incurred $15.7 million and $31.5 million, respectively, of interest expense. Of this amount, $3.9 million was payable as of June 30, 2009. Included in interest expense for the three and six months ended June 30, 2009 was $1.6 million and $3.3 million, respectively, of amortization of deferred financing costs.

The following is a schedule of maturities for all notes payable outstanding as of June 30, 2009 (in thousands):

July 1, 2009 through December 31, 2009	$436,368
2010	41,000
2011	424,908
2012	267,408
2013	109,833
Thereafter	226,201

$1,505,718

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Repurchase Agreements

As of June 30, 2009, the Company had three repurchase agreements with remaining maturities of greater than 90 days, relating to the GKK I and II Mezzanine Loans and the Fixed Rate Securities. The repurchase agreement carrying values, the book value of underlying collateral and the repurchase agreement counterparties are as follows (dollars in thousands):

	Carrying Value	Book Value of Underlying Collateral	Repurchase Agreement Counterparties
GKK I - Mezzanine Loan	$159,014	$267,052	Goldman Sachs Mortgage Company
GKK II - Mezzanine Loan	123,677	207,707	Citigroup Financial Products, Inc.
Fixed Rate Securities	6,691	10,549	Deutsche Bank Securities, Inc.

	$289,382	$485,308

8.	DERIVATIVE INSTRUMENTS

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

The Company enters into interest rate caps to mitigate its exposure to rising interest rates on its variable rate notes payable. The Company also enters into interest rate floors to mitigate its exposure to decreasing interest rates on its variable rate loans receivable. The values of interest rate caps and floors are primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps; conversely, decreases in interest rates, or anticipated decreases in interest rates, will generally increase the value of interest rate floors. As the remaining life of an interest rate cap or floor decreases, the value of the instrument will generally decrease towards zero.

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

As of June 30, 2009, the Company holds six derivative instruments hedging loans receivable with notional amounts totaling $159.9 million and notes payable totaling $205.7 million. As of June 30, 2009, the Company has a balance of $4.6 million of accumulated other comprehensive loss related to net unrealized losses on derivative instruments designated as cash flow hedges in accordance with SFAS 133 that it estimates it will reclassify to earnings during the next 12 months as the related hedged transactions occur.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The Company’s accounting policies for derivative instruments are also discussed above in Note 2, “Summary of Significant Accounting Policies—Derivative Instruments.”

The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of June 30, 2009 and December 31, 2008. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

					Fair Value of Asset (Liability)
	Notional Value	Reference Rate	Effective Date	Maturity Date	June 30, 2009	December 31, 2008

Derivatives designated as hedging instruments under SFAS 133

Interest Rate Floor

Arden Portfolio M2-(B) Mezzanine Loan	$ 83,721	One-month LIBOR at 4.50%	01/30/2008	08/09/2009	$372	$1,925

Arden Portfolio M3-(A) Mezzanine Loan	60,279	One-month LIBOR at 4.50%	01/30/2008	08/09/2009	268	1,386

Artisan Multifamily Portfolio	15,850	One-month LIBOR at 4.50%	03/09/2008	08/09/2009	74	368

Interest Rate Swap
Portfolio Mortgage Loan #2	119,037	One-month LIBOR/ Fixed at 3.82%	07/11/2008	07/11/2012	(5,926)	(7,511)
Fiver Tower Bridge - Mortgage Loan	41,000	One-month LIBOR/ Fixed at 2.29%	11/05/2008	10/14/2010	(745)	(843)
Portfolio Mortgage Loan #3	45,700	One-month LIBOR/ Fixed at 2.26%	02/05/2009	03/01/2013	(99)	-

Total derivatives designated as hedging instruments under SFAS 133	$ 365,587				$(6,056)	$(4,675)

Derivatives not designated as hedging instruments under SFAS 133

Interest Rate Cap

National Industrial Portfolio #1	$ 405,000	One-month LIBOR at 5.75%	08/08/2007	08/15/2010	$-	$8

National Industrial Portfolio #2	46,000	One-month LIBOR at 6.00%	08/08/2007	08/15/2009	-	-

Total derivatives not designated as hedging instruments under SFAS 133	$ 451,000				$-	$8

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following table summarizes the location of the Company’s derivative financial instruments in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives			Liability Derivatives
		June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under SFAS 133

Interest rate floors	Deferred financing costs, prepaid expenses and other assets	$714	$3,679	Other liabilities	$-	$-

Interest rate swaps	Deferred financing costs, prepaid expenses and other assets	-	-	Other liabilities	(6,770)	(8,354)

Total derivatives designated as hedging instruments under SFAS 133		$714	$3,679		$(6,770)	$(8,354)

Derivatives not designated as hedging instruments under SFAS 133

Interest rate caps	Deferred financing costs, prepaid expenses and other assets	$-	$8	Other liabilities	$-	$-

Total derivatives not designated as hedging instruments under SFAS 133		$-	$8		$-	$-

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following tables summarize the location of the Company’s gains (losses) related to derivative financial instruments in the accompanying consolidated financial statements for the three and six months ended June 30, 2009 and 2008 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Interest rate cap	$-	$-	Interest expense	$-	$-	Gain (loss) on derivative instruments	$-	$-
Interest rate floors	(807)	(1,563)	Interest income	718	695	Gain (loss) on derivative instruments	-	-
Interest rate swaps	2,366	-	Interest expense	(1,402)	-	Gain (loss) on derivative instruments	-	-

Total	$1,559	$(1,563)		$(684)	$695		$-	$-

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest rate cap	$119	$-	Interest expense	$(119)	$-	Gain (loss) on derivative instruments	$-	$-
Interest rate floors	(1,478)	(627)	Interest income	1,485	1,041	Gain (loss) on derivative instruments	-	-
Interest rate swaps	1,584	-	Interest expense	(2,459)	-	Gain (loss) on derivative instruments	-	-

Total	$225	$(627)		$(1,093)	$1,041		$-	$-

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Interest rate caps	Gain (loss) on derivative instruments	$(2)	$361	$(8)	$192

Total		$(2)	$361	$(8)	$192

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances reasonably approximate their fair values due to the short maturities of these items.

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of June 30, 2009, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs as defined by SFAS 157. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

Real estate loans receivable: These instruments are presented in the accompanying consolidated balance sheets at the amortized cost net of loan loss reserves recorded under SFAS 114 and SFAS 5 and not at fair value. The fair values were estimated using a discounted cash flow analysis based on estimated yield requirements of institutional purchasers for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.

Derivative instruments: These instruments are presented at fair value. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps, caps and floors are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, to comply with the provisions of SFAS 157, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected receipts on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Notes Payable and Repurchase Agreements: The fair value of the Company’s notes payable and repurchase agreements is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009 (in thousands)			December 31, 2008 (in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:

Real estate securities	$99,727	$10,549	$10,549	$99,727	$13,420	$13,420

Real estate loans receivable (1)	1,051,755	735,217	674,239	1,073,295	961,457	861,407

Financial liabilities:

Notes payable and repurchase agreements	1,505,718	1,505,718	1,294,374	1,499,806	1,499,806	1,424,437

(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes asset-specific loan loss reserves.

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at June 30, 2009. Prices of financial instruments have been fluctuating significantly in response to the continuing deterioration and uncertainty of the credits markets. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

At June 30, 2009, the Company held the following financial instruments measured under the SFAS 157 hierarchy (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:

Real Estate Securities	$10,549	$-	$-	$10,549

Asset Derivatives	714	-	714	-

Nonrecurring Basis:

Impaired Real Estate Loans Receivable	47,991	-	-	47,991

Total Assets	$59,254	$-	$714	$58,540

Recurring Basis:

Liability Derivatives	$(6,770)	$-	$(6,770)	$-

Total Liabilities	$(6,770)	$-	$(6,770)	$-

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

When the Company has a collateral-dependent loan that is identified as being impaired in accordance with SFAS 114, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. Due to the nature of the properties collateralizing the Company’s impaired collateral-dependent loans as of June 30, 2009, the Company estimated the fair value of the collateral by using an internally developed valuation model that utilizes the income approach to valuing real estate. This approach requires the Company to make significant judgments with respect to capitalization rates, market rental rates, occupancy rates, and operating expenses that are considered Level 3 inputs in accordance with SFAS 157.

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

For the Six Months Ended June 30, 2009

Balance, December 31, 2008	$13,420

Other-than-temporary impairment	(5,067)

Cumulative transition adjustment of adopting FSP SFAS 115-2 and 124-2	14,780

Unrealized losses on real estate securities	(12,577)

Interest accretion on real estate securities	(7)

Purchases, issuances and settlements	-

Transfers in and/or (out) of Level 3	-

Balance, June 30, 2009	$10,549

Unrealized loss included in other comprehensive income (loss)	$(12,577)

10.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2009 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2009 and 2008, and any related amounts payable as of June 30, 2009 and December 31, 2008 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2009	December 31, 2008
	2009	2008	2009	2008
Expensed

Asset management fees (1)	$5,431	$5,227	$11,122	$8,004	$3,851	$2,844

Reimbursement of operating expenses	4	-	224	-	-	-

Additional Paid-in Capital

Selling commissions	439	30,449	870	46,702	-	-

Dealer manager fees	-	19,726	-	29,283	-	-

Reimbursable other offering costs	7	1,212	79	2,423	-	-

Capitalized

Acquisition fees	-	2,355	-	3,957	-	-

Advances from Advisor	-	-	-	-	1,600	1,600

	$5,881	$58,969	$12,295	$90,369	$5,451	$4,444

(1) See Note 2, “Summary of Significant Accounting Polices — Related Party Transactions — Asset Management Fee.”

Advances from Advisor and Joint Venture Performance Fees

Pursuant to the Advisory Agreement, as amended, the Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending October 31, 2009 exceeds the amount of the Company’s Funds from Operations (as defined below) from January 1, 2006 through October 31, 2009. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007. The Advisory Agreement, as amended, defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other than temporary impairments of real estate securities, or other similar charges.

Pursuant to the Advisory Agreement, as amended, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement, as amended). As of June 30, 2009, the Company’s operations were sufficient to meet the Funds from Operations condition per the Advisory Agreement. As a result, as of June 30, 2009, the Company had accrued for incurred but unpaid performance fees of $3.9 million. Although these performance fees have been incurred as of June 30, 2009, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of June 30, 2009, $1.6 million of advances from the Advisor remain unpaid.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

11.	CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

The Company holds an 80% membership interest in a joint venture with New Leaf. The joint venture owns 23 industrial properties and holds a master lease with a remaining term of 13.8 years with respect to another industrial property (collectively, the “National Industrial Portfolio”). Under the terms of the operating agreement for the joint venture, the Company and New Leaf may be required to make additional capital contributions to the joint venture to fund operating reserves or expenses approved in the budget or business plan.

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

The Company concluded that the joint venture meets the definition of a variable interest entity under FIN 46R and it is the primary beneficiary of the joint venture. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest.

12.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow and significant noncash transaction disclosures are as follows (in thousands):

	For the Six Months Ended June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:

Interest paid	$28,031	$26,938

Supplemental Disclosure of Significant Noncash Transactions:

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$33,760	$20,758

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

13.	SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. Under the real estate-related segment, the Company has invested in and originated mezzanine loans, mortgage loans and other real estate-related assets, including mortgage-backed securities and other structured finance investments. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies”.

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements, interest and other income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2009 and 2008 and total assets and total liabilities for each reportable segment as of June 30, 2009 and December 31, 2008 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues

Real estate segment	$55,675	$46,828	$115,934	$91,475

Real estate-related segment	16,599	16,232	36,270	28,494

Total segment revenues	72,274	63,060	152,204	119,969

Corporate-level	31	1,864	49	2,364

Total Revenues	$72,305	$64,924	$152,253	$122,333

Interest Expense:

Real estate segment	$14,312	$14,276	$28,590	$29,438

Real estate-related segment	1,422	16	2,919	703

Total interest expense	$15,734	$14,292	$31,509	$30,141

NOI

Real estate segment	$19,171	$13,599	$41,711	$26,925

Real estate-related segment	13,257	15,534	29,245	26,512

Total NOI	$32,428	$29,133	$70,956	$53,437

	As of June 30, 2009	As of December 31, 2008
Assets:
Real estate segment	$1,937,866	$1,981,705
Real estate-related segment	730,318	937,815

Total segment assets	2,668,184	2,919,520
Corporate-level (1)	29,096	9,030

Total assets	$2,697,280	$2,928,550

Liabilities:
Real estate segment	$1,294,971	$1,286,888
Real estate-related segment	289,816	302,610

Total segment liabilities	1,584,787	1,589,498
Corporate-level (2)	16,978	15,953

Total liabilities	$1,601,765	$1,605,451

(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $28.8 million and $8.7 million as of June 30, 2009 and December 31, 2008, respectively.

(2) As of June 30, 2009 and December 31, 2008, corporate-level liabilities consisted primarily of amounts due to affiliates for commissions, accruals for legal and accounting fees and distributions payable.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

The following table reconciles the Company’s net (loss) income to its NOI for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(171,016)	$1,097	$(173,089)	$2,115

Gain on derivative instruments	-	(361)	-	(192)

Corporate-level other interest income	(31)	(1,864)	(49)	(2,364)

General and administrative expenses	2,553	1,242	4,159	2,481

Depreciation and amortization	24,885	21,992	55,768	44,370

Provision for loan losses	176,035	-	179,092	-

Other-than-temporary impairments of real estate securities	-	7,027	5,067	7,027

Loss on derivative instruments	2	-	8	-

NOI	$32,428	$29,133	$70,956	$53,437

14.	COMMITMENTS AND CONTINGENCIES

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

Concentration of Credit Risk

The Company owns a significant number of mezzanine loans that as of June 30, 2009 comprised 29% of the Company’s total assets and 79% of the Company’s total investments in loans receivable, before loan loss reserves. During the six months ended June 30, 2009, the Company’s investments in mezzanine loans provided 19% of the Company’s revenues and 82% of the Company’s interest income.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Mezzanine loans are secured by a pledge of the ownership interests of an entity that owns real property and involve a higher degree of risk, including refinance risk and maturity risk, than a senior mortgage loan with a first priority lien. In general, if the Company has a first priority lien on the collateral securing a loan and the borrower fails to make all required payments or is unable to repay its loans at maturity, the Company may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If the Company forecloses on the collateral, it may either operate the property, resulting in the Company receiving any cash flows generated by the property or the Company paying any cash shortfalls related to the property, or sell the property for whatever amount it can obtain, which may or may not be equal to the loan balance prior to foreclosure. In general, if the Company owns a mezzanine loan and the borrower fails to make all required payments or is unable to repay its loan at maturity, the Company may have more restrictions and fewer options regarding the resolution of its investment. In certain circumstances, the senior lenders, in conjunction with the Company, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc.). In the event of a default, the Company, as the mezzanine lender, may foreclose on the ownership interests of the borrower and take legal title to the property subject to the existing senior loans. The Company could then operate the property on its own behalf. In the event that the senior loans have matured or have gone into default concurrently with the Company’s foreclosure, the Company could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and the Company was not able to repay the senior loans, or if the property did not and was not expected to have sufficient cash flow to cover the debt service on the senior loans, the Company would most likely relinquish its interests or rights in the investment to the holders of the senior loans. In addition, losses realized by mezzanine lenders may be greater than losses realized by senior lenders as the rights of mezzanine lenders are subordinate to those of senior lenders. For example, if a property was liquidated by a group of lenders consisting of a senior lender and a mezzanine lender, the proceeds of the liquidation would be applied to the senior lender’s loan balance first with any remaining proceeds going to the mezzanine lender.

The GKK Mezzanine Loan represents a significant investment to the Company that as of June 30, 2009 comprised 18% of the Company’s total assets and 67% of the Company’s total investments in loans receivable, after loan loss reserves. During the six months ended June 30, 2009, the GKK Mezzanine Loan provided 9% of the Company’s revenues and 41% of the Company’s interest income. The GKK Mezzanine Loan matures on March 11, 2010, and the borrower has a one-year extension option subject to certain conditions. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the borrower’s debt service obligations; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the borrower might rely on its sponsors to fund any debt service shortfalls. In the event the borrower’s sponsors were unable or unwilling to do so, the borrower might default on the loan. Under such a scenario, the most junior lender could foreclose on the ownership interests of the properties and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender were to default, the Company could foreclose on the membership interests of the properties and assume the more senior loans. Under such a scenario, the Company could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell the properties and repay the remaining loans. The Company may not have the ability or willingness to operate the properties or assume the liabilities related to the properties.

In addition, the GKK Mezzanine Loan is security for two repurchase agreements totaling $282.7 million as of June 30, 2009. These repurchase agreements mature on March 9, 2011, which is concurrent with the extended maturity date of the GKK Mezzanine Loan. Upon maturity of the repurchase agreements, the Company would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. While the Company may be willing to extend the terms of the GKK Mezzanine Loan at maturity, there is no guarantee that the Company will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. Should the Company default under the repurchase agreements, the Company would be required to relinquish its entire investment in the GKK Mezzanine Loan to the lenders under the repurchase agreements.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

Environmental

 As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of June 30, 2009.

Legal Matters

 From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

Publications Related to the Company

 On October 27, 2006, the St. Louis Business Journal published an article related to the Company’s acquisition of the Plaza in Clayton, a 16-story office building containing 325,172 rentable square feet in St. Louis, Missouri. The article included statements about the acquisition and statements about the Company made by the national sales manager of the Dealer Manager. The article is also available on the St. Louis Business Journal’s website. Also, on May 21, 2007, Real Estate Finance & Investment newsweekly published an interview between Institutional Investor, Inc. reporter William Sprouse and Peter M. Bren, who is the Company’s president, the president of the Advisor and the chairman of the board and president of KBS Realty Advisors LLC. The interview was also made available to Real Estate Finance & Investment subscribers on the Institutional Investor, Inc. website on May 21, 2007.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(unaudited)

15.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued in accordance with SFAS 165. The accompanying consolidated financial statements were issued on August 14, 2009.

Distributions Paid

On July 15, 2009, the Company paid distributions of $10.2 million, which related to distributions declared for each day in the period from June 1, 2009 through June 30, 2009.

Distributions Declared

On June 4, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from July 1, 2009 through July 31, 2009, which the Company expects to pay in August 2009 and distributions based on daily record dates for the period from August 1, 2009 through August 31, 2009, which the Company expects to pay in September 2009. On August 10, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2009 through September 30, 2009, which the Company expects to pay in October 2009, and distributions based on daily record dates for the period October 1, 2009 through October 31, 2009, which the Company expects to pay in November 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending October 31, 2009 exceeds the amount of the Company’s funds from operations (as defined by the Company’s advisory agreement) from January 1, 2006 through October 31, 2009, see Note 10, “Related Party Transactions.”

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

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

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders.

•

Our investments in real estate and mortgage, mezzanine, bridge and other loans as well as investments in real estate securities may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from the properties and other assets directly securing our loan investments and underlying our investments in real estate securities could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•

Ongoing credit market disruptions have caused the spreads on prospective debt financing to increase. This could cause the costs and terms of new financings to be less attractive than the terms of our current indebtedness and increase the cost of our variable rate debt. In addition, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

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

•

We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program, the funding of capital expenditures on our real estate investments, the funding of outstanding loan commitments on our real estate loans receivable, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions, and we would continue to be limited in our ability to redeem any shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”), the risks identified under Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, the risks identified in our Current Report on Form 8-K filed on July 9, 2009 and the risks identified in Part II, Item 1A of this quarterly report.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan.

We ceased offering shares of common stock in our primary offering on May 30, 2008 and terminated the offering upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 171,109,494 shares of common stock in the primary offering for gross offering proceeds of $1.7 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of June 30, 2009, we had sold 11,057,766 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $105.0 million. As of June 30, 2009, we had repurchased 4,404,242 shares sold in our public offering for $41.4 million.

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

As of June 30, 2009, we owned 64 real estate properties, one master lease, 21 real estate loans receivable, and two investments in securities directly or indirectly backed by commercial mortgage loans. The 64 real estate properties total 20.8 million rentable square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 22 office properties, six industrial properties, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 industrial properties and a master lease with respect to another property. At June 30, 2009, the portfolio was approximately 92% leased. Our real estate loans receivable portfolio includes eight mezzanine real estate loans, two B-Notes, a partial ownership interest in three mezzanine real estate loans, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and five mortgage loans. Our real estate securities portfolio includes two investments in securities directly or indirectly backed by commercial mortgage loans. As of June 30, 2009, as a percentage of our total investments, the purchase price of our real estate properties represented 65% of our portfolio and the purchase price of our real estate-related investments represented 35% of our portfolio.

Now that we have invested the net proceeds from our primary public offering, our focus in 2009 is to manage our existing portfolio. We do not anticipate making a significant number of investments in the future. To the extent we receive proceeds from the repayment of real estate-related investments or the sale of a property, we expect to retain a portion of these funds for liquidity purposes, but may use a portion of the funds to make additional investments or to pay distributions to our stockholders.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk and access to capital have been present in the global capital markets. Both the national and most global economies have experienced substantially increased unemployment and a downturn in economic activity. In addition, the failure or near failure of several large financial institutions early in this period and the continued failures of smaller financial institutions and businesses, together with government interventions in the financial system, including interventions in bankruptcy proceedings and restrictions on businesses, have led to increased market uncertainty and volatility. Despite certain recent positive economic indicators and improved stock market performance, the aforementioned conditions, combined with stagnant business activity and low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging macro-economic environment that may interfere with the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. Tenant defaults are on the rise, while demand for commercial real estate space is contracting. It is expected that this will create a highly competitive leasing environment that should result in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and principal losses, in particular for subordinate securitized debt instruments.

From a financing perspective, the severe dislocations and liquidity disruptions in the credit markets have impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, has become inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms then were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage and mitigate the risk of overconcentration in certain borrowers.

Currently, benchmark interest rates, such as LIBOR, are at historic lows, allowing some borrowers with variable rate real estate loans to continue making debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. These low rates have benefitted borrowers with floating rate debt who have experienced lower revenues due to decreased occupancy or lower rental rates. Low short-term rates have allowed them to meet their debt obligations but the borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will find it increasingly difficult to refinance these loans in the current underwriting environment.

Additionally, overall transaction volume for real estate acquisitions has declined dramatically across all property types. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in required investment yields and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk may force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Following a prolonged period of inactivity, some transactions have been closed over the last few months; however, the volume is well below that seen just a year ago.

Impact on Our Real Estate Investments

These market conditions have and will likely continue to have a significant impact our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the remaining life of many of our investments.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate-Related Investments

Nearly all of our real estate-related investments are either directly secured by commercial real estate (e.g., first trust deeds or mortgages) or secured by ownership interests in entities that own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments. Our investments in mezzanine loans and B-Notes have been significantly impacted as current valuations for buildings directly or indirectly securing our investment positions have generally decreased from the date of our acquisition or origination of these investments. In these instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when it comes due. For the six months ended June 30, 2009, we recorded a provision for loan losses of $179.1 million which was comprised of $207.1 million calculated on an asset-specific basis, offset by a reduction of $28.0 million calculated on a portfolio basis.

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $8.1 million maturing within the next 12 months. We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $732.9 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $259.5 million; of the $259.5 million of variable rate real estate-related investments, $217.5 million were subject to interest rate floors.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows on our properties and properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms on our existing indebtedness. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have no debt obligations maturing within the next 12 months. We have a total of $534.6 million of fixed rate notes payable and $1.0 billion of variable rate notes payable and repurchase agreements; of the $1.0 billion of variable rate notes payable and repurchase agreements, $365.6 million were effectively fixed through interest rate swaps and $436.4 million were subject to interest rate caps.

Liquidity and Capital Resources

Our principal demand for funds during the short and long-term is for the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering which closed in 2008;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings, including mortgage loans and repurchase agreements;

•	Cash flow generated by our real estate operations and real estate-related investments; and

•	Principal repayments on our real estate loans receivable.

For the six months ended June 30, 2009, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments. We believe that the expected proceeds from our cash flow from operations, dividend reinvestment plan, and potential debt financings and refinancings will be sufficient to meet our liquidity needs for the upcoming year.

Cash Flows from Operating Activities

Net cash provided by operating activities were $51.6 million and $50.1 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash flows from operating activities was primarily due to increases in rental revenue from our real estate and increases in contractual interest income from our real estate-related investments as a result of our investment activities during 2008, partially offset by increases in rental expenses, asset management fees, interest expense and general and administrative expenses.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Net cash provided by investing activities was $11.1 million for the six months ended June 30, 2009. Net cash used in investing activities was $581.7 million for the six months ended June 30, 2008. Our significant investing activities were as follows:

•	Principal repayments on our real estate loans receivable of $23.9 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively.

•	Additions to real estate of $10.6 million and $7.6 million for the six months ended June 30, 2009 and 2008, respectively.

•	Acquisitions of four real estate investments totaling $291.4 million for the six months ended June 30, 2008.

•	Acquisitions or originations of five real estate loans receivable of $240.1 million for the six months ended June 30, 2008.

•	Purchase of fixed rate real estate securities secured by CMBS of $44.2 million for the six months ended June 30, 2008.

Cash Flows from Financing Activities

Net cash used in financing activities was $51.8 million for the six months ended June 30, 2009. Net cash provided by financing activities was $867.5 million for the six months ended June 30, 2008. Our significant financing activities were as follows:

Debt Financings

•	Proceeds from notes payable of $46.9 million and $244.2 million for the six months ended June 30, 2009 and 2008, respectively.

•	Principal payments on notes payable of $28.2 million and $96.6 million for the six months ended June 30, 2009 and 2008, respectively.

•	Principal payments on repurchase agreements of $12.8 million and $99.7 million for the six months ended June 30, 2009 and 2008, respectively.

•	Proceeds from repurchase agreement of $86.4 million for the six months ended June 30, 2008.

Public Offering Proceeds, Payments to Redeem Common Stock, and Payment of Offering and Other Costs and Expenses

•	Payments to redeem common stock of $25.9 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively.

•	Payments of commissions on stock sales and related dealer manager fees of $0.9 million and $76.4 million for the six months ended June 30, 2009 and 2008, respectively.

•

Proceeds from the issuance of common stock of $838.3 million related to our initial public offering (excluding proceeds from our dividend reinvestment plan of $20.8 million) for the six months ended June 30, 2008.

Distributions Paid to Common Stockholders

•

Aggregate distributions declared of $61.5 million and net cash distributions paid of $28.1 million after giving effect to dividends reinvested by stockholders of $33.8 million, for the six months ended June 30, 2009.

•

Aggregate distributions declared of $42.2 million and net cash distributions paid of $16.7 million after giving effect to dividends reinvested by stockholders of $20.8 million, for the six months ended June 30, 2008.

As a result of the factors discussed in “Market Outlook — Real Estate and Real Estate Finance Markets,” we expect additional declines in future cash flows from real estate and real estate-related investments and an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets. As a result, on June 4, 2009, our board of directors declared distributions based on daily records dates for July and August at an annualized distribution rate of 5.25%.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies

Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have no debt maturing within the next 12 months. We have a total of $534.6 million of fixed rate notes payable and $1.0 billion of variable rate notes payable; of the $1.0 billion of variable rate notes payable, $365.6 million were effectively fixed through interest rate swaps and $436.4 million were subject to interest rate caps. As discussed above, throughout 2008 and the first six months of 2009, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to widen considerably and caused significant volatility in interest rates, including LIBOR. We have a total of $765.4 million of unhedged variable rate notes payable that are impacted by fluctuations in interest rates. Continued volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.

In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and the dealer manager. We pay our advisor fees in connection with the selection and purchase of real estate and real estate-related investments, the management of our assets and for certain costs incurred by our advisor in providing services to us. We also pay the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with the issuance of shares under the dividend reinvestment plan, to the extent permitted under state securities laws and to the extent that we paid selling commissions in connection with the issuance of shares to the investor in the primary offering. We will also continue to reimburse our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan.

As of June 30, 2009, our borrowings were approximately 54% of the cost of our tangible assets (before depreciation or other noncash reserves).

The following is a summary of our contractual obligations as of June 30, 2009 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations (1) (2)	$1,505,718	$436,368	$465,908	$377,241	$226,201

Interest payments on outstanding debt obligations (2) (3)	166,234	25,224	82,555	43,294	15,161

Outstanding funding obligations under real estate loans receivable	13,657	13,657	-	-	-

Other obligations (4)	5,451	(4)	(4)	(4)	(4)

(1) Amounts include principal payments only.

(2) Subsequent to June 30, 2009, we extended the term of the National Industrial Portfolio loans to August 9, 2010. These loan agreements provide for two additional one-year extension options, subject to certain terms and restrictions.

(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2009, adjusted for the impact of interest rate swap agreements.

(4) Represents the $1.6 million of outstanding advances from our advisor and $3.9 million of incurred but unpaid performance fees as of June 30, 2009. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.

Other Obligations

 We have contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for the payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. Pursuant to the advisory agreement, as amended, with KBS Capital Advisors, we are only obligated to reimburse our advisor for these advances if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of real estate securities, or other similar charges.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the advances to us from our advisor in the amount of $1.6 million, at June 30, 2009, we have incurred but unpaid performance fees totaling $3.9 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of June 30, 2009, our operations were sufficient to meet the Funds from Operations condition as defined in the amended advisory agreement. Although these performance fees have been incurred as of June 30, 2009, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

Results of Operations

Overview

The results of operations presented for the three and six months ended June 30, 2009 and 2008 are not directly comparable because we were still investing the proceeds of our initial public offering during 2008. In addition to acquisitions made during the three and six months ended June 30, 2008, subsequent to June 30, 2008, we invested in six real estate properties, two mezzanine loans and originated one mezzanine loan. We did not make any acquisitions during the three and six months ended June 30, 2009.

Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2008

The following table provides summary information about our results of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2009	2008

Rental income	$45,155	$36,926	$8,229	22%	$10,145	$(1,916)

Tenant reimbursements	9,792	8,845	947	11%	1,481	(534)

Interest income from real estate loans receivable	15,799	15,486	313	2%	9,447	(9,134)

Interest income from real estate securities	797	448	349	78%	531	(182)

Property operating, maintenance, and management costs	11,639	7,872	3,767	48%	2,434	1,333

Real estate taxes, property-related taxes, and insurance	7,042	6,175	867	14%	1,232	(365)

Asset management fees	5,431	5,227	204	4%	1,922	(1,718)

General and administrative expenses	2,553	1,242	1,311	106%	n/a	n/a

Depreciation and amortization expense	24,885	21,992	2,893	13%	5,826	(2,933)

Interest expense	15,734	14,292	1,442	10%	3,666	(2,224)

Provision for loan losses	176,035	-	176,035	100%	n/a	n/a

Other-than-temporary impairment of real estate securities	-	7,027	(7,027)	(100%)	n/a	n/a

(1) Represents the dollar amount increase for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as a result of properties and other real estate-related assets acquired on or after April 1, 2008.

(2) Represents dollar amount increase (decrease) for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 with respect to properties and other real estate-related investments owned by us during both periods.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $8.2 million net increase in rental income was primarily due to an increase of $10.1 million from properties acquired after April 1, 2008, partially offset by a decrease of $1.9 million from properties owned for the entirety of both periods. The decrease of $1.9 million primarily relates to a lease termination fee of $1.3 million received during the three months ended June 30, 2008; no lease termination fees were received during the three months ended June 30, 2009. Our rental income will vary in large part based on the occupancy rates and rental rates at the buildings in our portfolio. While we would generally expect rental income to increase over time, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.

The $0.9 million net increase in tenant reimbursements was primarily due to an increase of $1.5 million from properties acquired after April 1, 2008, partially offset by a decrease of $0.6 million relating to properties owned for the entirety of both periods. The decrease of $0.6 million is due primarily to lower recovery of operating expenses caused by both the reset of tenant base years (as a result of tenant rollover) and lower recoverable property tax expenses (as a result of property tax reassessments). Our tenant reimbursements vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over time, the current deteriorating economic conditions could result in lower occupancy rates and increased tenant turnover resulting in lower tenant reimbursements. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease was signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed due to tenant rollover, tenant reimbursements generally decrease.

Interest income from real estate loans receivable increased $0.3 million. Although interest income from real estate loans receivable increased $9.4 million due to real estate loans receivable acquired or originated after April 1, 2008, this increase was offset by a decrease of $9.1 million relating to loans receivable held for the entirety of both periods. The $9.1 million decrease is primarily due to the following: a decrease of $1.7 million as a result of the restructuring of the Tribeca Mezzanine Loans; a decrease of $1.4 million related to the Petra Subordinated Loans, which became delinquent in November 2008; and a decrease of $5.3 million of loan discount accretion on the Artisan Multifamily Portfolio Mezzanine Loan and the Arden Portfolio Mezzanine Loans due to the impairment of the Arden Portfolio Mezzanine Loans and the increase in the term over which the Artisan Multifamily Portfolio Mezzanine Loan discount is accreted based on the assumed exercise of extension options.

Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR to the extent we have variable rate loans, the upcoming expiration of interest rate floors and the ability of borrowers under the real estate loans receivable scheduled to mature during the next 12 months to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions.

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $8.1 million maturing within the next 12 months.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2009, we recognized $4.5 million of interest income related to our impaired loans. The following is a summary of the potential impact that these impaired loans may have on our operations in future periods:

•

Two subordinated debt loans in Petra Fund REIT Corp (“Petra”) totaling $50.0 million were fully reserved as of December 31, 2008 based on the value of Petra’s assets and its access to capital. We did not receive or recognize interest income from Petra during the three months ended June 30, 2009.

•

The borrower on the 200 Professional Drive Mortgage, which has a total face value of $9.3 million and was scheduled to mature on July 31, 2009, has not made its debt service payments since March 2009 and is not expected to make any future debt service payments. As a result, we placed it on non-accrual status and determined it was impaired as of March 31, 2009. The 200 Professional Drive Mortgage is secured by a 60,528 square foot office property in Gaithersburg, Maryland. We have begun the process of foreclosing on the office property and an auction to sell the collateral was scheduled for June 30, 2009. However, the borrower declared bankruptcy on June 29, 2009 resulting in a delay of the foreclosure process. Should we successfully foreclose on the collateral under this loan, we would intend to operate it, which may result in an increase in rental income. However, we cannot predict if we will be successful in foreclosing on the collateral and we cannot predict if the operations of the collateral will be profitable.

•

On July 8, 2009, we entered into a joint venture with the entity that indirectly owns the properties that served as the collateral for the Arden Portfolio Mezzanine Loans. We received preferred membership interests in the joint venture. In connection with the formation of the joint venture, the mezzanine borrowers were released from liability under the loans, but the holders did not release the guarantors from their obligations related to the loans. The distribution structure of the joint venture’s operating agreement is designed to substantially reflect the priority of the former lenders and the payments the former lenders would have received under the prior mezzanine loans. We may continue receiving payments under our new investment in the form of preferred distributions that should reflect the interest we would have received as a lender; however, there can be no guarantee that we will continue to receive payments in the future and our recourse is limited should we not receive our preferred distributions.

•

On August 13, 2009, we entered into a loan modification agreement to the Tribeca Mezzanine Loans with the holder of the 75% interest in the Senior Mortgage Loans and the holder of the Senior Tribeca Mezzanine Loan consenting to divert 100% of the interest due to us under the Tribeca Mezzanine Loans to the Senior Mezzanine Loan to be applied as principal repayments, and should that loan be retired during the term of the extension, 100% of the interest due to us under the Tribeca Mezzanine Loans would be diverted to pay down the Senior Mortgage Loans until those loans are repaid. We will be entitled to recoup all of the interest previously diverted to the senior lenders from the borrower after the Senior Mezzanine Loan and the Senior Mortgage Loans are repaid. The modification extends the maturity date of all the Tribeca Mezzanine Loans to February 1, 2010 and provides for an additional extension to April 1, 2010, subject to certain terms and restrictions. The length of time it takes to sell the remaining condominium units and the amount of net sales proceeds realized from their sales may impact the amount of interest income received in the future and the borrower’s ability to repay the principal balance of these loans.

•

Due to difficulty leasing up the property, the borrower under the 18301 Von Karman Loans missed its debt service payment due July 1, 2009, and the borrower does not have sufficient debt service or capital reserves to meet its future debt service obligations. Based on this, we determined this loan was impaired as of June 30, 2009 and recorded a loan loss provision to reduce our investment to the estimated fair value of the collateral.

•

Due to difficulty leasing the property, the borrower under the 2600 Michelson Mezzanine Loan missed its debt service payment due August 1, 2009 and indicated that it did not intend to make any future debt service payments under the loan. Based on this, we determined this loan was impaired as of June 30, 2009 and recorded a loan loss provision to reduce our investment to the estimated fair value of the collateral.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

If any of the borrowers under our loans receivable are unable to repay a loan at maturity or default on their loan, the impact to future interest income may be significant and will depend on several factors unique to each individual loan. In general, if we have a first priority lien on the collateral securing a loan, we may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If we foreclose on the collateral, we may either operate the property, resulting in our receipt of any cash flows generated by the property or our payment of any cash shortfalls related to the property, or sell the property for whatever amount we are able to obtain, which may or may not be equal to the loan balance prior to foreclosure. In general, if we own a mezzanine loan or a B-Note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc.). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and take legal title to the property subject to the existing senior loans. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.

The $0.3 million net increase in interest income from real estate securities was primarily due to an increase of $0.5 million related to interest income received or recognized from our fixed rate securities purchased in June 2008, partially offset by a $0.2 million decrease in interest income from our floating rate CMBS, which was owned during both periods. We recognized an impairment of the full amount of the floating rate CMBS during the year ended December 31, 2008. We do not expect to receive any significant amounts of interest income on the floating rate CMBS in the future and no longer expect to recover any of the principal balance. Although, we do expect to continue to receive interest income from our fixed rate securities, the ultimate realization of interest income, our book value, or the face amount of the fixed rate securities is dependent on the performance of the underlying loans.

The $3.8 million increase in property operating, maintenance and management costs was primarily due to an increase of $2.4 million as a result of the growth in our real estate portfolio after April 1, 2008 and an increase of $1.3 million due to a general increase in utilities and other operating expenses related to properties owned for the entirety of both periods. Property operating, maintenance and management costs may continue to increase in future periods, as compared to historical periods, as a result of inflation.

The $0.9 million increase in real estate and other property-related taxes for the three months ended June 30, 2009 was primarily a result of the growth in our real estate portfolio after April 1, 2008.

The $0.2 million increase in asset management fees is primarily due to an increase of $1.9 million from the growth in our investment portfolio after April 1, 2008 offset by a decrease of $1.7 million relating to properties owned for the entirety of both periods. Included in the decrease of $1.7 million are cumulative performance fees of $1.6 million relating to the National Industrial Portfolio joint venture that were recorded and earned during the three months ended June 30, 2008.

The $1.3 million increase in general and administrative costs is primarily due to increased costs related to the general growth of our company and growth of our investment portfolio. These general and administrative costs consisted primarily of legal fees, audit fees, state and local income taxes and other professional fees.

The $2.9 million increase in depreciation and amortization is primarily due to an increase of $5.8 million from properties acquired after April 1, 2008, partially offset by a decrease of $2.9 million from properties owned for the entirety of both periods. The $2.9 million decrease was due primarily to the amortization of tenant origination and absorption costs that were fully amortized in 2008 as a result of the leases associated with those costs expiring during 2009. Depreciation and amortization may decrease in future periods as compared to historical periods as leases expire and the tenant origination and absorption costs related to the leases are fully amortized; however, this may be offset to the extent we experience additional early termination of tenant leases in the future due to the impact of the current economic conditions.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $1.4 million increase in interest expense is primarily due to an increase of $3.7 million from loans or repurchase agreements on investments entered into after April 1, 2008, partially offset by a $2.2 million decrease in interest expense on debt obligations outstanding during both periods. The $2.2 million decrease is primarily due to lower interest expense on the National Industrial Portfolio mortgage and mezzanine loans. The National Industrial Portfolio mortgage and mezzanine loans are variable rate loans based on one-month LIBOR. One-month LIBOR, which averaged 2.59% during the three months ended June 30, 2008, decreased and averaged 0.35% during the three months ended June 30, 2009. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. However, we do not plan to acquire or originate more real estate and real estate-related assets and we currently have borrowings in place for a majority of our real estate investments.

The provision for loan losses for the three months ended June 30, 2009 increased by $176.0 million from the three months ended June 30, 2008 due to the determination that the Tribeca Mezzanine Loans, 18301 Von Karman Loans, Arden Portfolio Mezzanine Loans and the 2600 Michelson Mezzanine Loan were impaired as of June 30, 2009.

We recognized an other-than-temporary impairment related to the floating rate securities of $7.0 million for the three months ended June 30, 2008. As noted above, these securities were written down to $0 in 2008, and therefore, have not experienced further declines in value. Continued stress in the economy in general and the CMBS market in particular have impacted CMBS prices resulting in a lower valuation for our securities and could result in other-than-temporary impairments on our fixed rate securities in the future.

Comparison of the six months ended June 30, 2009 versus the six months ended June 30, 2008

The following table provides summary information about our results of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2009	2008
Rental income	$93,742	$71,253	$22,489	32%	$23,017	$(528)

Tenant reimbursements	20,708	18,689	2,019	11%	2,978	(959)

Interest income from real estate loans receivable	34,316	27,488	6,828	25%	14,442	(7,614)

Interest income from real estate securities	1,931	696	1,235	177%	1,623	(388)

Property operating, maintenance, and management costs	24,228	16,139	8,089	50%	5,357	2,732

Real estate taxes, property-related taxes, and insurance	14,389	12,056	2,333	19%	2,903	(570)

Asset management fees	11,122	8,004	3,118	39%	4,339	(1,221)

General and administrative expenses	4,159	2,481	1,678	68%	n/a	n/a

Depreciation and amortization expense	55,768	44,370	11,398	26%	13,206	(1,808)

Interest expense	31,509	30,141	1,368	5%	7,385	(6,017)

Provision for loan losses	179,092	-	179,092	100%	n/a	n/a

Other-than-temporary impairment of real estate securities	5,067	7,027	(1,960)	(28%)	n/a	n/a

(1) Represents the dollar amount increase for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of properties and other real estate-related assets acquired on or after January 1, 2008.

(2) Represents dollar amount increase (decrease) for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 with respect to properties and other real estate-related investments owned by us during both periods.

The $22.5 million net increase in rental income was primarily due to an increase of $23.0 million from properties acquired after January 1, 2008, partially offset by a decrease of $0.5 million from properties owned for the entirety of both periods. Our rental income will vary in large part based on the occupancy rates and rental rates at the buildings in our portfolio. While we would generally expect rental income to increase over time, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $2.0 million net increase in tenant reimbursements was primarily due to an increase of $3.0 million from properties acquired after January 1, 2008, partially offset by a $1.0 million decrease relating to properties owned for the entirety of both periods. The decrease of $1.0 million is due primarily to lower recovery of operating expenses caused by both the reset of tenant base years (as a result of tenant rollover) and lower recoverable property tax expenses (as a result of the current market conditions). Our tenant reimbursements vary based on several factors discussed above under the “Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2008.”

The $6.8 million net increase in interest income from loans receivable was primarily due to an increase of $14.4 million from real estate loans receivable acquired or originated after January 1, 2008, partially offset by a $7.6 million decrease relating to loans receivable held for the entirety of both periods. The $14.4 million increase is net of a $6.6 million decrease in the accretion of purchase discounts on the Arden Portfolio Mezzanine Loans as a result of a change in the estimated accretion period during the first quarter of 2009 and the impact of not recording accretion of purchase discounts in the second quarter of 2009 for the Arden Portfolio Mezzanine Loans and the 2600 Michelson Mezzanine Loan as these loans were deemed to be impaired during that period. The $7.6 million decrease is primarily due to the following: a decrease of $2.9 million as a result of the restructuring of the Tribeca Mezzanine Loans; a decrease of $2.8 million related to the Petra Subordinated Loans, which became delinquent in November 2008; and a decrease of $0.8 million of loan discount accretion on the Artisan Multifamily Portfolio Mezzanine Loan due to the increase in the term over which the Artisan Multifamily Portfolio Mezzanine Loan discount is accreted based on the assumed exercise of extension options.

Please see the discussion of the impact of fluctuations in LIBOR on our interest income above under the “Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2008.”

During the six months ended June 30, 2009, we recognized $11.6 million of interest income related to our impaired loans. Please see the summary of the potential impact that impaired loans may have on our operations in future periods under the “Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2008.”

The $1.2 million net increase in interest income from real estate securities was primarily due to an increase of $1.6 million related to interest income received or recognized from our fixed rate securities purchased in June 2008, partially offset by a $0.4 million decrease in interest income from our floating rate CMBS, which was owned in both periods. We recognized an impairment of the full amount of the floating rate CMBS during the year ended December 31, 2008. We do not expect to receive any significant amounts of interest income on the floating rate CMBS in the future and no longer expect to recover any of the principal balance. Although we do expect to continue to receive interest income from our fixed rate securities, the ultimate realization of interest income, our book value, or the face amount of the fixed rate securities is dependent on the performance of the underlying loans.

The $8.1 million increase in property operating, maintenance and management costs was primarily due to an increase of $5.4 million as a result of the growth in our real estate portfolio during 2008 and an increase of $2.7 million due to a general increase in utilities and other operating expenses related to properties owned for the entirety of both periods. Property operating, maintenance and management costs may continue to increase in future periods, as compared to historical periods, as a result of inflation.

The $2.3 million increase in real estate and other property-related taxes for the six months ended June 30, 2009 was primarily a result of the growth in our real estate portfolio during 2008.

The $3.1 million increase in asset management fees is primarily due to an increase of $4.3 million from the growth in our investment portfolio during 2008 and a decrease of $1.2 million relating to properties owned for the entirety of both periods. Included in the decrease of $1.2 million are cumulative performance fees of $1.0 million relating to the National Industrial Portfolio joint venture that were recorded and earned during the six months ended June 30, 2008.

The $1.7 million increase in general and administrative costs is primarily due to increased costs related to the general growth of our company and growth of our investment portfolio. These general and administrative costs consisted primarily of legal fees, audit fees, state and local income taxes and other professional fees.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $11.4 million increase in depreciation and amortization is primarily due to an increase of $13.2 million from properties acquired after January 1, 2008, partially offset by a decrease of $1.8 million from properties owned for the entirety of both periods. The $1.8 million decrease was due primarily to the amortization of tenant origination and absorption costs that were fully amortized in 2008 as a result of the leases associated with those costs expiring during 2009. Depreciation and amortization may decrease in future periods as compared to historical periods as leases expire and the tenant origination and absorption costs related to the leases are fully amortized; however, this may be offset to the extent we experience additional early termination of tenant leases in the future due to the impact of the current economic conditions.

The $1.4 million increase in interest expense is primarily due to an increase of $7.4 million from loans or repurchase agreements on investments entered into after January 1, 2008, partially offset by a decrease of $6.0 million in interest expense on debt obligations outstanding during both periods. The $6.0 million decrease is primarily due to lower interest expense on the National Industrial Portfolio mortgage and mezzanine loans. The National Industrial Portfolio mortgage and mezzanine loans are variable rate loans based on one-month LIBOR. One-month LIBOR, which averaged 2.78% during the six months ended June 30, 2008, decreased and averaged 0.41% during the six months ended June 30, 2009. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. However, we do not plan to acquire or originate more real estate and real estate-related assets and we currently have borrowings in place for a majority of our real estate investments.

The provision for loan losses for the six months ended June 30, 2009 increased by $179.1 million from the six months ended June 30, 2008 due to the determination that the 200 Professional Drive Mortgage was impaired as of March 31, 2009 and the determination that the Tribeca Mezzanine Loans, 18301 Von Karman Loans, Arden Portfolio Mezzanine Loans and 2600 Michelson Mezzanine Loan were impaired as of June 30, 2009.

We recognized an other-than-temporary impairment related to real estate securities of $5.1 million for the six months ended June 30, 2009 compared to a $7.0 million impairment for the six months ended June 30, 2008. The impairment recognized in 2008 related to our floating rate securities. The impairment recognized in 2009 related to our fixed rate securities, which were acquired in June 2008. Continued stress in the economy in general and the CMBS market in particular have impacted CMBS prices resulting in a lower valuation for our securities and could result in other-than-temporary impairments on our fixed rate securities in the future.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(171,016)	$1,097	$(173,089)	$2,115

Add:

Net loss attributable to noncontrolling interest	246	677	467	1,848

Depreciation of real estate assets	10,265	7,593	20,216	14,846

Amortization of lease-related costs	14,620	14,399	35,552	29,524

Deduct:

Adjustments for noncontrolling interest - consolidated entity (1)	(1,339)	(1,672)	(2,681)	(3,607)

FFO	$(147,224)	$22,094	$(119,535)	$44,726

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $509 and $483 for the three months ended June 30, 2009 and 2008, respectively; and $1,017 and $963 for the six months ended June 30, 2009 and 2008, respectively. Its share of amortization of lease-related costs was $830 and $1,189 for the three months ended June 30, 2009 and 2008, respectively; and $1,664 and $2,644 for the six months ended June 30, 2009 and 2008, respectively.

Set forth below is additional information related to certain noncash items included in our net (loss) income above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Noncash Items Included in Net (Loss) Income:

•

Revenues in excess of actual cash received as a result of straight-line rent of $1.3 million (net of amount attributable to noncontrolling interest of $51,000) for the three months ended June 30, 2009 and $1.0 million (net of amount attributable to noncontrolling interest of $51,000) for the three months ended June 30, 2008; and $2.7 million (net of amount attributable to noncontrolling interest of $80,000) for the six months ended June 30, 2009 and $2.4 million (net of amount attributable to noncontrolling interest of $0.2 million) for the six months ended June 30, 2008;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $1.5 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended June 30, 2009 and $1.1 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended June 30, 2008; and $3.8 million (net of amount attributable to noncontrolling interest of $0.4 million) for the six months ended June 30, 2009 and $2.5 million (net of amount attributable to noncontrolling interest of $0.6 million) for the six months ended June 30, 2008;

•

Interest income from the accretion of discounts on real estate loans receivable and real estate securities, net of amortization of closing costs and origination fee, which is a component of interest income, of $0.5 million and $5.3 million for the three months ended June 30, 2009 and 2008, respectively, and $2.4 million and $8.8 million for the six months ended June 30, 2009 and 2008, respectively;

•

Interest expense from the amortization of the purchase price of interest rate floors related to loans receivable of approximately $0.8 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $1.4 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended June 30, 2009 and $1.7 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended June 30, 2008; and $2.8 million (net of amount attributable to noncontrolling interest of $0.5 million) for the six months ended June 30, 2009 and $3.3 million (net of amount attributable to noncontrolling interest of $0.5 million) for the six months ended June 30, 2008;

•	Provision for loan losses of $176.0 million and $179.1 million for the three and six months ended June 30, 2009, respectively, related to our real estate-related loans receivable; and

•	Other-than-temporary impairments of $5.1 million and $7.0 million for the six months ended June 30 2009 and 2008, respectively, related to real estate securities.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements, and deferred leasing costs. Tenant improvements and capital expenditures totaled $8.0 million and $11.5 million while leasing commissions were $2.1 million and $4.4 million for the three and six months ended June 30, 2009, respectively.

Distributions

Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarter of 2009 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
			Cash	Reinvested	Total

First Quarter 2009	$30,625	$0.172	$13,644	$16,975	$30,619	$17,780

Second Quarter 2009	30,904	0.175	14,454	16,785	31,239	33,833

	$61,529	$0.347	$28,098	$33,760	$61,858	$51,613

(1) Distributions for the period from January 1, 2009 through June 30, 2009 are based on daily record dates and are calculated at a rate of $0.0019178 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.

For the six months ended June 30, 2009, we paid aggregate distributions of $61.9 million, including $28.1 million of distributions paid in cash and $33.8 million of distributions reinvested through our dividend reinvestment plan. Our FFO for the six months ended June 30, 2009 was $(119.5) million and we funded the net cash distributions from our net cash flow from operations of $51.6 million and operating cash reserves. See the reconciliation of FFO to net (loss) income above.

During the past 12 months, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. Increases in rental concessions given to retain tenants and maintain our above-market occupancy level, which is important to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. The decline in LIBOR, which is used to calculate the interest due to us on certain of our debt investments, directly reduces the interest income we earn on those investments. LIBOR has fallen from approximately 5.0% 2.5 years ago to 0.3% as of June 30, 2009. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units securing certain loans have caused cash flows to decline and/or may result in additional declines. As a result of these factors, on June 4, 2009, our board of directors declared distributions based on daily records dates for July and August at an annualized distribution rate of 5.25%. In addition, these factors could result in further decreases to distributions in future periods.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook — Real Estate and Real Estate Finance Markets” and “Results of Operations,” herein, and the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC, the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, the risks identified in our Current Report on Form 8-K filed on July 9, 2009 and the risks identified in Part II, Item 1A of this quarterly report. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Real Estate

Real Estate Acquisition Valuation

Prior to January 1, 2009, acquisitions of real estate, consisting of land, buildings and improvements, were recorded at cost. We allocated the cost of an acquisition to the acquired tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) based on their estimated fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. On January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations while expanding the definition of a business combination and requires the acquirer to measure all assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded to income tax expense. During the six months ended June 30, 2009, we did not acquire any assets that were within the scope of SFAS 141R and did not expense any acquisition costs in accordance with SFAS 141R.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through our undiscounted future cash flows and our eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We did not record any impairment losses on our real estate and related intangible assets and liabilities during the six months ended June 30, 2009 and 2008.

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

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a charge to “Provision for loan losses” on our consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

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

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will recognize a loss and the amount of the loss can be reasonably estimated in accordance with SFAS 5. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, our management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.

We recorded a provision for loan losses of $176.0 million and $179.1 million for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2009, the provision for loan losses was comprised of $201.0 million calculated on an asset-specific basis, offset by a reduction of $25.0 million calculated on a portfolio basis. For the six months ended June 30, 2009, the provision for loan losses was comprised of $207.1 million calculated on an asset-specific basis, offset by a reduction of $28.0 million calculated on a portfolio basis. We did not provide for any asset-specific or portfolio-based loan losses during the three and six months ended June 30, 2008.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Real Estate Securities

We classify our investments in real estate securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

On a quarterly basis, we evaluate our real estate securities for impairment. We review the projected future cash flows under these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on our quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated and the present value of the revised cash flows is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred.

Prior to April 1, 2009, when a security was deemed to be other-than-temporarily impaired, the security was written down to its fair value (with the reduction in fair value recorded as a charge to earnings) and a new cost basis was established. We would calculate a revised yield based on the new cost basis of the investment (including any other-than-temporary impairments recognized to date) and estimated future cash flows expected to be realized, which was applied prospectively to recognize interest income.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 1, 2009, we adopted FASB Staff Position (“FSP”) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and 124-2”). Under this FSP, when we hold an other-than-temporarily impaired security that we do not intend to sell and where it is not more likely than not that we will be required to sell the security prior to the anticipated recovery of its amortized cost basis, we will separate the other-than-temporary impairment loss into a credit component and a component related to other factors (e.g., market fluctuations). We calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of our estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

Upon adoption of FSP SFAS 115-2 and 124-2, we recognized a cumulative transition adjustment of $14.8 million as an adjustment to the opening balance of our April 1, 2009 retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss) and to the amortized cost basis of our real estate securities. The transition adjustment was calculated as the difference between the present value of our estimated cash flows for our real estate securities as of April 1, 2009 discounted at the yield used to recognize income prior to the recognition of any other-than-temporary impairments and the April 1, 2009 amortized cost basis of the securities, which reflects the cumulative other-than-temporary impairment losses that have been recorded on our real estate securities that are not related to credit, as defined by this FSP. Although we increased our amortized cost basis in the securities as a result of this transition adjustment, the securities are ultimately presented at fair value in the accompanying consolidated balance sheets with differences between fair value and amortized cost basis presented as unrealized gains or losses in accumulated other comprehensive income (loss) within the equity section of the accompanying consolidated balance sheets.

During the six months ended June 30, 2009, we recognized other-than-temporary impairments on our real estate securities of $5.1 million prior to the adoption of FSP SFAS 115-2 and 124-2 on April 1, 2009. On April 1, 2009, through our cumulative transition adjustment related to the adoption of FSP SFAS 115-2 and 124-2, we effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges, as defined by this FSP, from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheets. We did not recognize other-than-temporary impairments on our real estate securities during the three months ended June 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses could materially differ from these estimates.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). We measure fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. SFAS 157 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework required for the valuation of financial investments uses a three-tiered approach. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

When available, we utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources in accordance with FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP SFAS 157-4”).

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”), to require public companies to comply with the disclosure requirements in SFAS 107 related to the fair value of financial instruments in interim financial statements. We adopted FSP SFAS 107-1 and APB 28-1 during the three months ended June 30, 2009. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, these disclosures were only required in annual financial statements. SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in our financial statements, for which it is practicable to estimate that value.

Revenue Recognition

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases and we record amounts expected to be received in later years as deferred rent. During the six months ended June 30, 2009 and 2008, we recognized deferred rent from tenants of $2.4 million and $2.6 million, respectively. These excess amounts for the six months ended June 30, 2009 are net of $0.3 million of lease incentive amortization; there was no amortization of lease incentives for the six months ended June 30, 2008. As of June 30, 2009 and December 31, 2008, the cumulative deferred rent balance was $16.8 million and $9.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.4 million and $1.7 million of unamortized lease incentives as of June 30, 2009 and December 31, 2008, respectively. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We make estimates of the collectibility of our tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in lower earnings. During the six months ended June 30, 2009 and 2008, we recorded bad debt expense related to our tenant receivables of $1.2 million and $0.2 million, respectively. We recorded bad debt expense related to our deferred rent receivables of $29,000 during the six months ended June 30, 2009. No bad debt expense was recorded for deferred receivables during the six months ended June 30, 2008.

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reverse the accrual for unpaid interest and do not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

We recognize interest income on real estate securities that are rated “AA” and above on an accrual basis according to the contractual terms of the securities. Discounts or premiums are amortized to interest income over the life of the investment using the interest method.

We recognize interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” in accordance with EITF Issue No. 99-20, Recognition of Interest Income on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), which requires us to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

Other interest income includes interest earned on our cash and cash equivalents and is recognized as it is earned.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Derivative Instruments

We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate real estate loans receivable and notes payable. We account for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires all derivative instruments to be recognized as either assets or liabilities at fair value. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions, are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria of SFAS 133 are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.

In addition to recording any changes in fair value for interest rate caps and floors, the purchase price of an interest rate cap or floor is amortized over the contractual life of the instrument. Interest rate caps (floors) are viewed as a series of call (put) options or caplets (floorlets) and as the caplets (floorlets) expire, the related cost of the expiring caplets (floorlets) is amortized to interest expense (income) and the remaining caplets and floorlets are carried at fair value.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the balance sheet. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded to accumulated other comprehensive income (loss) to earnings.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued in accordance with SFAS 165. The accompanying consolidated financial statements were issued on August 14, 2009.

Distributions Declared

On June 4, 2009, our board of directors declared distributions based on daily record dates for the period from July 1, 2009 through July 31, 2009, which we expect to pay in August 2009 and distributions based on daily record dates for the period from August 1, 2009 through August 31, 2009, which we expect to pay in September 2009. On August 10, 2009, our board of directors declared distributions based on daily record dates for the period from September 1, 2009 through September 30, 2009, which we expect to pay in October 2009 and distributions based on daily record dates for the period from October 1, 2009 through October 31, 2009, which we expect to pay in November 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share. The advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by us from January 1, 2006 through the period ending October 31, 2009 exceeds the amount of our funds from operations (as defined by our advisory agreement) from January 1, 2006 through October 31, 2009.

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2009, our fair value and carrying value of our fixed rate real estate loans receivable were $155.5 million and $259.5 million, respectively. The fair value estimate of our real estate loans receivable is based on our estimate of current rates prevailing for comparable loans. At June 30, 2009, the fair value of our fixed rate debt was $488.1 million and the carrying value of the fixed rate debt was $534.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our fixed rate instruments.

Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2009, we were exposed to market risks related to fluctuations in interest rates on $765.4 million of our $971.2 million of variable rate debt outstanding, after giving consideration of the impact of interest swap agreements on approximately $205.7 million of our variable rate debt. If the weighted-average interest rate on our variable rate debt outstanding at June 30, 2009 was 100 basis points higher or lower during the 12 months ended June 30, 2010, our interest expense would be increased or decreased by approximately $7.7 million. At June 30, 2009, we were exposed to market risks related to fluctuations in interest rates on $732.9 million of variable rate loans receivable, of which $596.2 million are subject to interest rate caps or floors. In addition, certain of our variable rate loans receivable are subject to interest rate floors that expire in August 2009. Excluding the impact of the interest rate floors that expire in August 2009, if the weighted-average interest rate on our variable rate loans receivable at June 30, 2009 was 100 basis points higher or lower during the 12 months ended June 30, 2010, our interest income would be increased or decreased by approximately $7.0 million.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at June 30, 2009 were 11.3% and 5.2%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at June 30, 2009, using the interest method, that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2009 were 5.7% and 3.9%, respectively. The weighted-average interest rate represents the interest rate (consisting of contractual interest, the effect of interest rate caps, floors and swaps and excluding the amortization of deferred financing costs) in effect at June 30, 2009.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

The following risks should be read together with the risk factors disclosed under Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, the risks identified under Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2009 and the risks identified in our Current Report on Form 8-K filed on July 9, 2009.

If the borrowers under our investments in the Tribeca Loans do not perform, we could suffer significant losses, which could cause us to lower our dividend rate and could reduce the return on our stockholders’ investment.

As of June 30, 2009, we had outstanding investments in two mezzanine loans (the “First Tribeca Mezzanine Loan” and the “Second Tribeca Mezzanine Loan”, collectively, the “Tribeca Mezzanine Loans”) and a 25% interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively with the Tribeca Mezzanine Loans, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. Our unpaid principal balances outstanding under the Senior Mortgage Loans, the First Tribeca Mezzanine Loan, and the Second Tribeca Mezzanine Loan were $8.1 million, $15.9 million and $32.1 million, respectively as of June 30, 2009.

The First Tribeca Mezzanine Loan and Second Tribeca Mezzanine Loan are subordinate to the $32.3 million Senior Mortgage Loans and the $19.5 million Senior Tribeca Mezzanine Loan. We do not own the Senior Tribeca Mezzanine Loan.

On August 13, 2009, we entered into a modification to the Tribeca Mezzanine Loans with the holder of the 75% interest in the Senior Mortgage Loan and the holder of the Senior Tribeca Mezzanine Loan consenting to divert 100% of the interest due to us under the Tribeca Mezzanine Loans to the Senior Mezzanine Loan to be applied as principal repayments, and should that loan be retired during the term of the extension, 100% of the interest due to us under the Tribeca Mezzanine Loans would be diverted to pay down the Senior Mortgage Loans until that loan is paid down in full. We will be entitled to recoup all of the interest previously diverted to the senior lenders from the borrower after the Senior Mezzanine Loan and the Senior Mortgage Loans are paid off. The modification extends the maturity date of all the Tribeca Mezzanine Loans to February 1, 2010 and provides for an additional extension to April 1, 2010, subject to certain terms and restrictions.

In addition to the payment of interest in accordance with their respective agreements, the lenders on the Tribeca Building conversion will continue to receive payments to reduce principal under their loans based on priority to the extent there is sufficient cash flow from the sale of units. As of June 30, 2009, based on total number of units available for sale, approximately 53% of the condominium units in the Tribeca Building had been sold. Further delays in the sale of condominiums may significantly impact the performance of our investments in the Tribeca Mezzanine Loans. If the borrower under the loans is unable to extend the maturity date of the loans on the Tribeca Building and/or is unable to sell the units at the prices and within the period of time that allows the borrower to repay its loans and meet its debt service obligations, we could incur significant losses on this investment, which could cause us to lower our dividend rate and could reduce the return on our stockholders’ investment.

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

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” (as defined under the share redemption program) or “determination of incompetence” (as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During each calendar year, redemptions are limited to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year less amounts we deem necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and funding obligations under our real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”, we will honor such redemptions to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Based on our budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” and “determination of incompetence”, we do not currently expect to have funds available for redemption for the remainder of 2009. We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II.    OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2009, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2009	385,758	$9.31	(3)

February 2009	651,887	$9.35	(3)

March 2009	1,512,183	$9.34	(3)

April 2009	64,143	$9.99	(3)

May 2009	86,345	$9.98	(3)

June 2009	69,956	$9.99	(3)

Total	2,770,272

(1) We announced commencement of the program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008), March 26, 2009 (which amendment became effective on April 26, 2009) and May 13, 2009 (which amendment became effective on June 12, 2009).

(2) Pursuant to the program, as amended, we currently redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

•	Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us.

Notwithstanding the above, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We originally expected to establish an estimated value per share no later than three years after the completion of our offering stage; however, we now expect to establish an estimated value per share by December 2009 to assist the broker-dealers who sold shares in our public offering in meeting the requirements of FINRA.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

In addition to the redemptions under the share redemption program described above, on May 28, 2009, we repurchased 3,312 shares of our common stock at $10.00 per share for an aggregate price of $33,121.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the second quarter of 2009.

Item 5.    Other Information

None.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.    Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008

4.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.4	First Amendment to Operating Agreement of New Leaf-KBS JV, LLC (related to the acquisition of the National Industrial Portfolio) between New Leaf Industrial Partners Fund, L.P. and KBS REIT Acquisition XXIII,LLC, dated as of April 15, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.5	Amendment no. 4 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of April 24, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.6	Amendment no. 5 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of May 8, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.7	Amendment no. 6 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of June 4, 2009

10.8	Amendment no. 7 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of August 10, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 14, 2009	By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board,
Chief Executive Officer and Director

Date: August 14, 2009	By:	/s/ David E. Snyder
David E. Snyder
Chief Financial Officer