Form 10-Q
period 2009-09-30
KBS Real Estate Investment Trust, Inc.
filed 2009-11-12
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, there were 178,659,771 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Real estate:
Land	$273,506	$273,506
Buildings and improvements	1,573,094	1,562,015
Tenant origination and absorption costs	156,930	172,055

Total real estate, at cost	2,003,530	2,007,576
Less accumulated depreciation and amortization	(179,494)	(120,685)

Total real estate, net	1,824,036	1,886,891
Real estate loans receivable, net	707,490	907,457
Real estate securities	15,178	13,420

Total real estate and real estate-related investments, net	2,546,704	2,807,768
Cash and cash equivalents	56,427	45,639
Restricted cash	6,160	5,471
Rents and other receivables, net	26,010	17,223
Above-market leases, net	15,052	19,491
Deferred financing costs, prepaid expenses and other assets	31,689	32,958

Total assets	$2,682,042	$2,928,550

Liabilities and equity
Notes payable	$1,217,372	$1,197,646
Repurchase agreements	288,846	302,160
Accounts payable and accrued liabilities	30,763	24,731
Due to affiliates	5,966	4,444
Distributions payable	7,710	10,545
Below-market leases, net	33,098	43,573
Other liabilities	14,600	22,352

Total liabilities	1,598,355	1,605,451

Commitments and contingencies (Note 14)
Redeemable common stock	69,343	55,907
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 178,395,662 and 177,002,778 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,784	1,770
Additional paid-in capital	1,527,338	1,528,718
Cumulative distributions and net losses	(508,193)	(268,808)
Accumulated other comprehensive loss	(15,418)	(6,539)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	1,005,511	1,255,141
Noncontrolling interest	8,833	12,051

Total equity	1,014,344	1,267,192

Total liabilities and equity	$2,682,042	$2,928,550

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$44,696	$42,592	$138,438	$113,845
Interest income from real estate loans receivable	11,442	23,454	45,758	50,943
Tenant reimbursements	8,980	9,882	29,688	28,571
Interest income from real estate securities	791	2,252	2,722	2,948
Parking revenues and other operating income	726	429	2,146	1,968

Total revenues	66,635	78,609	218,752	198,275

Expenses:
Operating, maintenance, and management	11,312	10,012	35,540	26,152
Real estate taxes, property-related taxes, and insurance	6,916	7,236	21,306	19,292
Asset management fees to affiliate	5,543	4,051	16,666	12,056
General and administrative expenses	2,056	1,638	6,213	4,119
Depreciation and amortization	24,889	25,857	80,656	70,227
Interest expense	14,968	18,099	46,476	48,241
Provision for loan losses	(499)	—	178,594	—
Other-than-temporary impairments of real estate securities	—	—	5,067	7,027

Total expenses	65,185	66,893	390,518	187,114

Other income (expense)
Income from unconsolidated joint venture	2,089	—	2,089	—
Other interest income	41	1,578	176	4,056
Gain (loss) on derivative instruments	—	(181)	(8)	11

Total other income (expense)	2,130	1,397	2,257	4,067

Net income (loss)	3,580	13,113	(169,509)	15,228
Net loss attributable to noncontrolling interest	15	675	482	2,522

Net income (loss) attributable to common stockholders	$3,595	$13,788	$(169,027)	$17,750

Net income (loss) per common share, basic and diluted	$0.02	$0.08	$(0.95)	$0.13

Weighted-average number of common shares outstanding, basic and diluted	178,394,580	174,737,711	177,640,954	139,029,826

Distributions declared per common share	$0.132	$0.176	$0.479	$0.525

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2008 and Nine Months Ended September 30, 2009 (unaudited)

(dollars in thousands)

	KBS Real Estate Investment Trust, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2007	86,051,975	$860	$751,582	$(43,917)	$(2,085)	$706,440	$18,230	$724,670
Comprehensive loss:
Net loss	—	—	—	(120,627)	—	(120,627)	(3,205)	(123,832)
Reclassifications of unrealized losses on real estate securities to income	—	—	—	—	2,085	2,085	—	2,085
Unrealized losses on derivative instruments	—	—	—	—	(6,539)	(6,539)	(24)	(6,563)

Total comprehensive loss						(125,081)	(3,229)	(128,310)
Noncontrolling interest contribution	—	—	—	—	—	—	80	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,030)	(3,030)
Issuance of common stock	92,486,201	925	916,398	—	—	917,323	—	917,323
Redemptions of common stock	(1,535,398)	(15)	(14,413)	—	—	(14,428)	—	(14,428)
Transfers to redeemable common stock	—	—	(41,263)	—	—	(41,263)	—	(41,263)
Distributions declared	—	—	—	(104,264)	—	(104,264)	—	(104,264)
Commissions on stock issuances and related dealer manager fees	—	—	(79,079)	—	—	(79,079)	—	(79,079)
Other offering costs	—	—	(4,507)	—	—	(4,507)	—	(4,507)

Balance, December 31, 2008	177,002,778	1,770	1,528,718	(268,808)	(6,539)	1,255,141	12,051	1,267,192
Comprehensive loss:
Net loss	—	—	—	(169,027)	—	(169,027)	(482)	(169,509)
Unrealized gains on real estate securities	—	—	—	—	7,014	7,014	—	7,014
Unrealized losses on derivative instruments	—	—	—	—	(1,113)	(1,113)	(49)	(1,162)

Total comprehensive loss						(163,126)	(531)	(163,657)
Cumulative transition adjustment to real estate securities (see Note 6)	—	—	—	14,780	(14,780)	—	—	—
Noncontrolling interest contribution	—	—	—	—	—		427	427
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,114)	(3,114)
Issuance of common stock	4,941,744	49	46,900	—	—	46,949	—	46,949
Redemptions of common stock	(3,548,860)	(35)	(33,541)	—	—	(33,576)	—	(33,576)
Transfers to redeemable common stock	—	—	(13,436)	—	—	(13,436)	—	(13,436)
Distributions declared	—	—	—	(85,138)	—	(85,138)	—	(85,138)
Commissions on stock issuances and related dealer manager fees	—	—	(1,211)	—	—	(1,211)	—	(1,211)
Other offering costs	—	—	(92)	—	—	(92)	—	(92)

Balance, September 30, 2009	178,395,662	$1,784	$1,527,338	$(508,193)	$(15,418)	$1,005,511	$8,833	$1,014,344

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(169,509)	$15,228
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from unconsolidated joint venture	(2,089)	—
Distribution of earnings from unconsolidated joint venture	1,622	—
Depreciation and amortization	80,656	70,227
Amortization of investment in master lease	643	644
Noncash interest income on real estate-related investments	(2,675)	(16,877)
Provision for loan losses	178,594	—
Other-than-temporary impairments of real estate securities	5,067	7,027
Deferred rent	(3,574)	(3,671)
Bad debt expense	1,654	407
Amortization of deferred financing costs	4,278	6,038
Amortization of above- and below-market leases, net	(6,036)	(5,036)
Amortization of cost of derivative instruments	1,894	1,852
Unrealized loss (gain) on derivative instruments	8	(11)
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(675)	719
Rents and other receivables	(2,779)	(2,132)
Prepaid expenses and other assets	821	(3,509)
Accounts payable and accrued liabilities	259	12,280
Due to affiliates	1,522	2,331
Other liabilities	(13,518)	664

Net cash provided by operating activities	76,163	86,181

Cash Flows from Investing Activities:
Acquisitions of real estate	—	(410,004)
Additions to real estate	(15,806)	(8,819)
Investments in real estate loans receivable	—	(795,995)
Principal repayments on real estate loans receivable	24,842	16,112
Advances on real estate loans receivable	(4,594)	(8,657)
Cash collateral received on impaired real estate loans receivable	3,992	—
Purchase of real estate securities	—	(44,228)
(Decrease) increase in restricted cash for capital expenditures	(14)	826

Net cash provided by (used in) investing activities	8,420	(1,250,765)

Cash Flows from Financing Activities:
Proceeds from notes payable	47,954	481,015
Principal payments on note payable	(28,228)	(321,420)
Proceeds from repurchase agreement	—	406,287
Principal payments on repurchase agreements	(13,314)	(99,660)
Purchase of derivative instruments	(420)	(2,524)
Payments of deferred financing costs	(1,196)	(4,376)
Proceeds from issuance of common stock	—	861,632
Payments to redeem common stock	(33,576)	(5,688)
Payments of commissions on stock issuances and related dealer manager fees	(1,211)	(79,202)
Payments of other offering costs	(92)	(4,546)
Distributions paid to common stockholders	(41,025)	(29,735)
Noncontrolling interest contributions	427	—
Distributions paid to noncontrolling interest	(3,114)	(2,021)

Net cash (used in) provided by financing activities	(73,795)	1,199,762

Net increase in cash and cash equivalents	10,788	35,178
Cash and cash equivalents, beginning of period	45,639	67,337

Cash and cash equivalents, end of period	$56,427	$102,515

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2009, the Company owned 64 real estate properties, one master lease, 19 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture.

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor dated November 8, 2009, as amended (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.

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

The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of September 30, 2009, the Company had sold 12,445,686 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $118.3 million. Also as of September 30, 2009, the Company had redeemed 5,179,518 of the shares sold in the Offering for $49.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership, their direct and indirect wholly owned subsidiaries, and joint ventures the Company controls or for which it is the primary beneficiary, as well as the related amounts of noncontrolling interests. Noncontrolling interests are presented as a component of equity in the Company’s consolidated balance sheets and net income (loss) attributable to noncontrolling interests is excluded from net income (loss) attributable to common stockholders. All significant intercompany balances and transactions are eliminated in consolidation.

The Company evaluates the need to consolidate joint ventures and consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the financial statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Effective September 15, 2009, the ASC was established as the single source of authoritative nongovernmental GAAP. Prior to the issuance of the ASC, all GAAP pronouncements were issued in separate topical pronouncements in the form of statements, staff positions or Emerging Issues Task Force Abstracts, and were referred to as such. While the ASC does not change GAAP, it introduces a new structure and supersedes all previously issued non-SEC accounting and reporting standards. In addition to the ASC, the Company is still required to follow SEC rules and regulations relating to the preparation of financial statements. The Company’s accounting policies are consistent with the guidance set forth in the ASC.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Revenue Recognition

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is reasonably assured and records amounts expected to be received in later years as deferred rent. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

During the nine months ended September 30, 2009 and 2008, the Company recognized deferred rent from tenants of $3.6 million and $3.7 million, respectively. These excess amounts for the nine months ended September 30, 2009 are net of $0.5 million of lease incentive amortization; there was no amortization of lease incentives for the nine months ended September 30, 2008. As of September 30, 2009 and December 31, 2008, the cumulative deferred rent balance was $18.1 million and $9.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.4 million and $1.7 million of unamortized lease incentives as of September 30, 2009 and December 31, 2008, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. During the nine months ended September 30, 2009 and 2008, the Company recorded bad debt expense related to its tenant receivables of $1.7 million and $0.4 million, respectively.

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and generally does not recognize subsequent interest income until the cash is received, or the loan returns to accrual status.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The Company recognizes interest income on real estate securities that are beneficial interests in securitized financial assets that are rated below “AA” using the effective yield method, which requires the Company to periodically project estimated cash flows related to these securities and recognize interest income at an interest rate equivalent to the estimated yield on the security, as calculated using the security’s estimated cash flows and amortized cost basis, or reference amount. Changes in the estimated cash flows are recognized through an adjustment to the yield on the security on a prospective basis. Projecting cash flows for these types of securities requires the use of a significant amount of assumptions and judgment, which may have a significant impact on the timing of revenue recognized on these investments.

The Company recognizes interest income on its cash and cash equivalents as it is earned and records such amounts as other interest income.

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. The Company allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are generally expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense. During the nine months ended September 30, 2009, the Company did not consummate any business combinations.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. There were no impairment losses related to real estate and related intangible assets and liabilities recorded by the Company during the nine months ended September 30, 2009 and 2008.

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. The reserve for loan losses includes a portfolio-based component and an asset-specific component.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that the pool of loans will incur a loss and the amount of the loss can be reasonably estimated. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

The Company decreased its loan loss reserve by $0.5 million and increased its loan loss reserve by $178.6 million during the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2009, the change in loan loss reserve was comprised of $1.5 million calculated on an asset-specific basis, partially offset by a reduction of $2.0 million calculated on a portfolio basis. For the nine months ended September 30, 2009, the change in loan loss reserve was comprised of $208.6 million calculated on an asset-specific basis, partially offset by a reduction of $30.0 million calculated on a portfolio basis. The Company did not recognize any asset-specific or portfolio-based loan losses during the three and nine months ended September 30, 2008.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Investment in Unconsolidated Joint Venture

On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0. The Company accounts for its preferred membership interests in the real estate joint venture under the equity method of accounting since the Company is not the primary beneficiary of the joint venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the joint venture as it is not required to absorb losses and does not expect increases in the book value of the joint venture to have any material impact on the cash flows it will receive over the course of the investment. During the three and nine months ended September 30, 2009, the Company recognized $2.1 million of preferred distributions as income from unconsolidated joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Real Estate Securities

The Company classifies its investments in real estate securities as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

On a quarterly basis, the Company evaluates its real estate securities for impairment. The Company reviews the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than its amortized cost basis, an other-than-temporary impairment is deemed to have occurred.

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

Beginning April 1, 2009, the Company is required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

On April 1, 2009, the Company recognized a cumulative transition adjustment of $14.8 million as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss) and to the amortized cost basis of its real estate securities. The transition adjustment was calculated as the difference between the present value of the Company’s estimated cash flows for its real estate securities as of April 1, 2009 discounted at the yield used to recognize income prior to the recognition of any other-than-temporary impairments and the April 1, 2009 amortized cost basis of the securities, which reflects the cumulative other-than-temporary impairment losses that have been recorded on the Company’s real estate securities that are not related to credit. Although the Company increased its amortized cost basis in the securities as a result of this transition adjustment, the securities are ultimately presented at fair value in the accompanying consolidated balance sheets with differences between fair value and amortized cost basis presented as unrealized gains or losses in accumulated other comprehensive income (loss) within the equity section of the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

During the nine months ended September 30, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million, all of which were recognized prior to April 1, 2009. On April 1, 2009, through its cumulative transition adjustment, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheets. The Company did not recognize other-than-temporary impairments on its real estate securities during the three months ended September 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses could materially differ from these estimates.

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate real estate loans receivable and notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations.

In addition to recording any changes in fair value for interest rate caps and floors, the purchase price of an interest rate cap or floor is amortized over the contractual life of the instrument. Interest rate caps (floors) are viewed as a series of call (put) options or caplets (floorlets) and as the caplets (floorlets) expire, the related cost of the expiring caplet (floorlet) is amortized to interest expense (income) and the remaining caplets and floorlets are carried at fair value.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the balance sheet. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.

For further information regarding the Company’s derivative instruments, see Note 8, “Derivative Instruments.”

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of September 30, 2009 and December 31, 2008, the Company’s deferred financing costs were $4.8 million and $7.9 million, respectively, net of amortization.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources.

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

September 30, 2009

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on the financial statements of the Company.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Pursuant to the program, until the Company establishes an estimated value per share, the Company redeems shares as follows:

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

•

Notwithstanding the above, until the Company establishes an estimated value per share, the redemption price for shares being redeemed upon a stockholder’s death, “qualifying disability” or “determination of incompetence” is the amount paid to acquire the shares from the Company.

Once the Company establishes an estimated value per share, the redemption price for all stockholders will be equal to the estimated value per share. The Company expects to establish an estimated value per share that is not based on the price to acquire common stock in its initial public offering in November 2009.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets since the shares are mandatorily redeemable at the option of the holder upon the holder’s death, “qualifying disability” or “determination of incompetence” and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, since the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year and prior year dividend reinvestment plan as redeemable common stock in the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder upon the holder’s death, “qualifying disability” or “determination of incompetence”. When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it classifies such obligations from temporary equity to a liability based upon their respective settlement values. On March 25, 2009, the Company adopted an amended and restated share redemption program (which became effective on April 26, 2009) that changed the Company’s mandatory obligation to redeem shares under the program. Prior to the effectiveness of the amended and restated share redemption program, a stockholder could redeem a share at his or her own option to the extent of the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. Upon effectiveness of the amended and restated share redemption program, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence”, the Company’s obligation to redeem shares is limited to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year in excess of amounts the Company determines are necessary to fund current and future funding obligations of the Company, as defined by the amended and restated share redemption program. When shares are tendered for redemption and the Company determines that it has a redemption obligation under the amended and restated share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

The Company limits the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2009, the Company redeemed $33.5 million of common stock.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it has not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three and nine months ended September 30, 2009.

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, inclusive of acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

Notwithstanding the above, with respect to the Company’s investment in a consolidated joint venture (the “National Industrial Portfolio”) with New Leaf Industrial Partners Fund, L.P. (“New Leaf”), the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined in the Advisory Agreement. The Advisor may also earn a performance fee related to the Company’s investment in this joint venture that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined, on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the Company achieving certain performance thresholds and may only be paid after the repayment of advances from the Advisor.

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment shall either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of September 30, 2009, none of the Company’s investments were excluded from the calculation of the asset management fee nor was the asset management fee calculated based on a reduced value for any investment.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2009 and 2008, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2009 and 2008, respectively, and is based on daily record dates for distributions from January 1, 2008 through June 30, 2009 of $0.0019178 per share per day and from July 1, 2009 through September 30, 2009 of $0.00143836 per share per day. Each day during the periods from January 1, 2008 through September 30, 2008 and January 1, 2009 through September 30, 2009 was a record date for distributions.

Industry Segments

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

3. REAL ESTATE

As of September 30, 2009, the Company’s real estate portfolio (including properties held through a consolidated joint venture) was composed of properties encompassing approximately 20.8 million rentable square feet and was 92% leased. The properties are located in 23 states and include office and industrial properties. The following table provides summary information regarding the properties owned by the Company as of September 30, 2009 (in thousands):

Property	Date Acquired	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Properties Held Through Wholly Owned Subsidiaries

Office
Sabal Pavilion Building	07/07/2006	Tampa	FL	$22,118	$(1,601)	$20,517
Plaza in Clayton	09/27/2006	Saint Louis	MO	93,616	(9,513)	84,103
Crescent Green Buildings	01/31/2007	Cary	NC	47,739	(5,093)	42,646
625 Second Street Building	01/31/2007	San Francisco	CA	51,956	(6,264)	45,692
Sabal VI Building	03/05/2007	Tampa	FL	17,629	(1,564)	16,065
The Offices at Kensington	03/29/2007	Sugar Land	TX	29,223	(2,586)	26,637
Royal Ridge Building	06/21/2007	Alpharetta	GA	36,939	(3,807)	33,132
9815 Goethe Road Building	06/26/2007	Sacramento	CA	17,278	(1,730)	15,548
Plano Corporate Center I & II	08/28/2007	Plano	TX	52,674	(4,996)	47,678
2200 West Loop South Building	09/05/2007	Houston	TX	39,909	(3,167)	36,742
ADP Plaza	11/07/2007	Portland	OR	34,580	(3,965)	30,615
Woodfield Preserve Office Center	11/13/2007	Schaumburg	IL	126,827	(13,812)	113,015
Patrick Henry Corporate Center	11/29/2007	Newport News	VA	19,516	(1,917)	17,599
South Towne Corporate Center I and II	11/30/2007	Sandy	UT	50,317	(3,189)	47,128
Millennium I Building	06/05/2008	Addison	TX	76,346	(5,944)	70,402
Tysons Dulles Plaza	06/06/2008	McLean	VA	160,915	(8,677)	152,238
Great Oaks Center	07/18/2008	Alpharetta	GA	35,915	(1,582)	34,333
University Park Buildings	07/31/2008	Sacramento	CA	26,844	(1,591)	25,253
Meridian Tower	08/18/2008	Tulsa	OK	18,941	(1,513)	17,428
North Creek Parkway Center	08/28/2008	Bothell	WA	42,162	(2,562)	39,600
Five Tower Bridge Building	10/14/2008	West Conshohocken	PA	75,689	(4,182)	71,507
City Gate Plaza	11/25/2008	Sacramento	CA	21,553	(1,002)	20,551

				1,098,686	(90,257)	1,008,429

Industrial
Southpark Commerce Center II Buildings	11/21/2006	Austin	TX	29,235	(3,414)	25,821
825 University Avenue Building	12/05/2006	Norwood	MA	31,269	(3,670)	27,599
Midland Industrial Buildings	12/22/2006	McDonough	GA	35,618	(3,009)	32,609
Bridgeway Technology Center	06/27/2007	Newark	CA	46,114	(4,710)	41,404
Cardinal Health	07/25/2007	Champlin	MN	13,307	(857)	12,450
Cedar Bluffs Business Center	07/25/2007	Eagan	MN	6,627	(594)	6,033
Crystal Park II-Buildings D & E	07/25/2007	Round Rock	TX	20,502	(1,923)	18,579
Corporate Express	07/25/2007	Arlington	TX	9,324	(658)	8,666
Park 75-Dell	07/25/2007	West Chester	OH	18,728	(1,348)	17,380
Plainfield Business Center	07/25/2007	Plainfield	IN	17,359	(1,717)	15,642
Hartman Business Center One	07/25/2007	Austell	GA	16,829	(1,233)	15,596
Rickenbacker IV-Medline	07/25/2007	Groveport	OH	16,907	(1,632)	15,275
Advo-Valassis Building	07/25/2007	Van Buren	MI	9,025	(612)	8,413
Royal Parkway Center I & II	11/15/2007	Nashville	TN	13,145	(1,233)	11,912
Greenbriar Business Park	11/15/2007	Nashville	TN	17,229	(1,625)	15,604
Cumberland Business Center	11/15/2007	Nashville	TN	11,138	(1,222)	9,916
Riverview Business Center I & II	11/15/2007	Nashville	TN	13,074	(905)	12,169
Rivertech I and II	02/20/2008	Billerica	MA	46,061	(3,301)	42,760
Suwanee Pointe	05/22/2008	Suwanee	GA	18,215	(1,053)	17,162

				389,706	(34,716)	354,990

Total Properties Held Through Wholly Owned Subsidiaries				1,488,392	(124,973)	1,363,419

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Property	Date Acquired	City	State	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Properties Held Through Consolidated Joint Venture

National Industrial Portfolio
9410 Heinz Way	08/08/2007	Commerce City	CO	10,681	(825)	9,856
74 Griffin Street South	08/08/2007	Bloomfield	CT	19,666	(911)	18,755
85 Moosup Pond Road	08/08/2007	Plainfield	CT	26,354	(3,510)	22,844
555 Taylor Road	08/08/2007	Enfield	CT	80,924	(9,079)	71,845
15 & 30 Independence Drive	08/08/2007	Devens	MA	32,590	(1,983)	30,607
50 Independence Drive	08/08/2007	Devens	MA	13,864	(711)	13,153
1040 Sheridan	08/08/2007	Chicopee	MA	4,139	(540)	3,599
1045 Sheridan	08/08/2007	Chicopee	MA	3,273	(153)	3,120
151 Suffolk Lane	08/08/2007	Gardner	MA	3,674	(626)	3,048
1111 Southampton Road	08/08/2007	Westfield	MA	28,536	(2,975)	25,561
100 & 111 Adams Road	08/08/2007	Clinton	MA	40,087	(4,647)	35,440
100 Simplex Drive	08/08/2007	Westminster	MA	22,891	(1,235)	21,656
495-515 Woburn	08/08/2007	Tewksbury	MA	69,155	(7,386)	61,769
480 Sprague Street	08/08/2007	Dedham	MA	15,345	(2,092)	13,253
625 University Avenue (1)	08/08/2007	Norwood	MA	1,460	(935)	525
57-59 Daniel Webster Highway	08/08/2007	Merrimack	NH	24,143	(2,228)	21,915
133 Jackson Avenue	08/08/2007	Ellicott	NY	10,325	(817)	9,508
1200 State Fair Boulevard	08/08/2007	Geddes	NY	17,509	(1,216)	16,293
3407 Walters Road	08/08/2007	Van Buren	NY	9,357	(661)	8,696
851 Beaver Drive	08/08/2007	Du Bois	PA	7,388	(507)	6,881
Shaffer Road and Route 255	08/08/2007	Du Bois	PA	11,222	(866)	10,356
9700 West Gulf Bank Road	08/08/2007	Houston	TX	10,812	(477)	10,335
1000 East I-20	08/08/2007	Abilene	TX	11,077	(768)	10,309
2200 South Business 45	08/08/2007	Corsicana	TX	40,666	(9,373)	31,293

Total Properties Held Through Consolidated Joint Venture				515,138	(54,521)	460,617

Total Real Estate				$2,003,530	$(179,494)	$1,824,036

(1) The joint venture purchased the rights to a master lease with a remaining term of 13.5 years with respect to this property as part of the National Industrial Portfolio acquisition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2009, the leases have remaining terms of up to 12.5 years with a weighted-average remaining term of 3.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $5.2 million as of September 30, 2009 and December 31, 2008.

As of September 30, 2009, the future minimum rental income from the Company’s properties under non-cancelable operating leases is as follows (in thousands):

October 1, 2009 through December 31, 2009	$37,556
2010	151,681
2011	129,800
2012	106,086
2013	85,514
Thereafter	262,076

$772,713

For the three and nine months ended September 30, 2009, no tenant represented over 5% and no industry represented over 8% of the Company’s rental income. As of September 30, 2009, the Company had an allowance for doubtful tenant accounts receivable of $1.9 million. The Company currently has approximately 400 tenants spanning a diverse range of industries and geographical regions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2009 and December 31, 2008, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Cost	$156,930	$172,055	$26,111	$27,408	$54,007	$58,722
Accumulated Amortization	(73,628)	(53,353)	(11,059)	(7,917)	(20,909)	(15,149)

Net Amount	$83,302	$118,702	$15,052	$19,491	$33,098	$43,573

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Amortization	$(10,258)	$(12,624)	$(1,383)	$(1,547)	$3,216	$3,474

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Amortization	$(35,400)	$(35,531)	$(4,439)	$(4,379)	$10,475	$9,415

PART I.    FINANCIAL INFORMATION (CONTINUED)

Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

5. REAL ESTATE LOANS RECEIVABLE

As of September 30, 2009 and December 31, 2008, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2009 (1)	Book Value as of September 30, 2009 (2)	Book Value as of December 31, 2008 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
First Tribeca Mezzanine Loan		Multi Family					One-month LIBOR
New York, New York (4) (5)	07/18/2006	Residential	Mezzanine	$15,896	$15,896	$15,896	+8.50%	4.00%	02/01/2010

Second Tribeca Mezzanine Loan		Multi Family
New York, New York (4) (5) (6)	05/03/2007	Residential	Mezzanine	32,327	32,327	31,967	25.00%	4.86%	02/01/2010

Tribeca Senior Mortgage Participation		Multi Family					One-month LIBOR
New York, New York (4)	06/28/2007	Residential	Mortgage	8,067	8,067	14,192	+2.70%	3.17%	02/01/2010

Sandmar Mezzanine Loan
Southeast U.S. (5)	01/09/2007	Retail	Mezzanine	8,000	8,087	8,092	12.00%	11.91%	01/01/2017

Park Central Mezzanine Loan							One-month LIBOR
New York, New York (7)	03/23/2007	Hotel	Mezzanine	15,000	15,000	15,000	+4.48%	4.92%	11/09/2009

200 Professional Drive Loan Origination							One-month LIBOR
Gaithersburg, Maryland (5) (6) (8) (10)	07/31/2007	Office	Mortgage	9,306	9,308	9,073	3.00%	1.70%	07/31/2009

Lawrence Village Plaza Loan Origination							One-month LIBOR
New Castle, Pennsylvania (6) (10)	08/06/2007	Retail	Mortgage	6,465	6,471	6,322	2.50%	7.46%	09/01/2010

11 South LaSalle Loan Origination							One-month LIBOR
Chicago, Illinois (6) (8) (10)	08/08/2007	Office	Mortgage	34,673	34,639	30,771	2.95%	8.10%	09/01/2010

San Diego Office Portfolio B-Note
San Diego, California	10/26/2007	Office	B-Note	20,000	14,341	14,029	5.78%	11.16%	10/11/2017

Petra Subordinated Debt Tranche A (5)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(5)	04/27/2009

Petra Subordinated Debt Tranche B (5)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(5)	10/26/2009

4929 Wilshire B-Note
Los Angeles, California	11/19/2007	Office	B-Note	4,000	2,758	2,690	6.05%	12.30%	07/11/2017

Artisan Multifamily Portfolio Mezzanine Loan		Multi Family					One-month LIBOR
Las Vegas, Nevada (11)	12/11/2007	Residential	Mezzanine	20,000	17,696	17,212	+2.50%	8.34%	08/09/2010

Arden Portfolio M3-(A) Mezzanine Loan
Southern California (9)	01/30/2008	Office	Mezzanine	—	—	64,378	(9)	(9)	(9)

Arden Portfolio M2-(B) Mezzanine Loan
Southern California (9)	01/30/2008	Office	Mezzanine	—	—	87,834	(9)	(9)	(9)

San Antonio Business Park Mortgage Loan
San Antonio, Texas	03/28/2008	Office	Mortgage	30,600	24,704	24,366	6.54%	10.08%	11/11/2017

2600 Michelson Mezzanine Loan
Irvine, California (5)	06/02/2008	Office	Mezzanine	15,000	8,895	8,813	8.00%	10.78%	05/11/2017

18301 Von Karman Loans			Mortgage &
Irvine, California (5)	06/12/2008	Office	Mezzanine	85,000	63,720	63,313	5.73%	5.41%	05/11/2017

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Loan Name Location of Related Property or Collateral	Date Acquired/ Origination	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2009 (1)	Book Value as of September 30, 2009 (2)	Book Value as of December 31, 2008 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
GKK Mezzanine Loan		Office/					One-month LIBOR
National Portfolio (8)	08/22/2008	Bank Branch	Mezzanine	474,014	473,929	492,404	+5.20%	5.76%	03/11/2010

55 East Monroe Mezzanine Loan Origination
Chicago, Illinois	08/27/2008	Office	Mezzanine	55,000	55,060	55,105	12.00%	12.01%	09/01/2010

				$883,348	$840,898	$1,011,457
Reserve for Loan Losses (12)				-	(133,408)	(104,000)

				$883,348	$707,490	$907,457

(1) Outstanding principal balance as of September 30, 2009 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.

(2) Book value of real estate loans receivable represents outstanding individual principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Individual loan balances do not include any asset-specific reserves.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2009, using the interest method, divided by the average amortized cost basis of the investment. The annualized effective interest rates and contractual interest rates presented are for the nine months ended September 30, 2009. Maturity dates are as of September 30, 2009.

(4) The First Tribeca Mezzanine Loan has a current interest rate cap of 13.25%. Per the loan agreement, prior to satisfaction of the First Tribeca Mezzanine Loan, the borrower shall pay the Company an amount that brings the annualized internal rate of return up to 25%. See “—Tribeca Loans” for information on the status of these loans.

(5) The Company has recorded a loan loss reserve against this investment. See “—Reserve for Loan Losses.”

(6) As of September 30, 2009, the Company may be obligated to fund additional amounts under this loan, subject to satisfaction of certain conditions by the borrower.

(7) The borrower under this loan has two one-year extension options, subject to certain terms and conditions. The borrower has met all requirements to extend this loan for an additional year as of November 9, 2009. The formal approval of the extension is expected to be processed once the servicer finalizes the paperwork.

(8) The borrower under this loan has a one-year extension option, subject to certain terms and conditions.

(9) On July 8, 2009, the Company released the borrowers under these loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that had served as collateral for the loans. See “—Arden Mezzanine Loans.”

(10) The interest rates under these loans are subject to interest rate floors.

(11) The borrower exercised the first of its three one-year extension options on June 23, 2009.

(12) See “—Reserve for Loan Losses.”

The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2009 (in thousands):

Real estate loans receivable, net - December 31, 2008	$907,457

Principal repayments received on real estate loans receivable	(24,842)

Advances on real estate loans receivable	4,594

Accretion of discounts on purchased real estate loans receivable	5,005

Amortization of origination fees and costs on purchased and originated real estate loans receivable	(2,138)

Increase of provision for loan losses	(29,408)

Receipt of Arden preferred membership interests in joint venture	(153,178)

Real estate loans receivable, net - September 30, 2009	$707,490

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

For the three and nine months ended September 30, 2009 and 2008, interest income from real estate loans receivable consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contractual interest income	$11,056	$17,789	$44,466	$37,561
Accretion of purchase discounts	1,079	7,075	5,005	16,503
Amortization of origination fees and costs and acquisition costs	(603)	(601)	(2,138)	(1,271)
Amortization of cost of derivative instruments	(90)	(809)	(1,575)	(1,850)

Interest income from real estate loans receivable	$11,442	$23,454	$45,758	$50,943

As of September 30, 2009, the Company has outstanding funding commitments of $11.7 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.

As of September 30, 2009 and December 31, 2008, interest receivable from real estate loans receivable were $1.9 million and $4.5 million, respectively, and are included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of September 30, 2009 (in thousands):

	Face Value (Funded) (1)	Book Value before Reserve for Loan Loss
October 1, 2009 through December 31, 2009 (2)	$74,306	$74,308
2010	646,442	644,086
2011	—	—
2012	—	—
2013	—	—
Thereafter	162,600	122,504

	$883,348	$840,898

(1) The schedule of maturities above represents the contractual maturity dates and outstanding balances as of September 30, 2009. In addition, some of the real estate loans receivable have extension options available to the borrower.

(2) Included in this amount are balances that were due and unpaid as of September 30, 2009. See “—Impairments of Real Estate Loans Receivable.” Included in “Face Value (Funded)” and “Book Value before Reserve for Loan Loss” are balances totaling $34.3 million that were due and unpaid as of September 30, 2009.

Impairments of Real Estate Loans Receivable

Included below is a summary of the significant facts and circumstances regarding the Company’s loans that became impaired during the nine months ended September 30, 2009.

Arden Mezzanine Loans

In July 2007, the Arden Portfolio Mezzanine Loans, along with $860.0 million of mortgage loans and $475.0 million of additional mezzanine loans, were used to fund the acquisition of 33 multi-tenant office properties totaling 4.6 million square feet of rentable area in 60 buildings, located throughout Southern California (the “Arden Portfolio”). All of the mortgage and mezzanine loans related to the Arden Portfolio had an initial maturity of August 9, 2009. These loans provided three one-year extension options to the borrowers, subject to certain conditions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

On January 30, 2008, the Company purchased, through indirect wholly owned subsidiaries, participation interests in the M2-(B) and M3-(A) mezzanine loans (collectively, the “Arden Portfolio Mezzanine Loans”) for approximately $144.0 million plus closing costs. The original borrowers under the Arden Portfolio Mezzanine Loans were entities affiliated with Cabi Developers (“Cabi”) and are not affiliated with the Company or its Advisor. On November 25, 2008, Hines Interests Limited Partnership (Hines Interests Limited Partnership and its affiliates are collectively referred to herein as “Hines”) delivered notice to all Arden Portfolio lenders that it had acquired all right, title and interest in and to the borrower under the M4 Mezzanine Loan, and had thereby acquired ownership of the Arden Portfolio. On July 8, 2009, the Company entered into a joint venture (“HSC Partners”) that indirectly owns the properties that served as the collateral for the Arden Portfolio Mezzanine Loans. The Company received preferred membership interests in HSC Partners. In connection with the formation of the joint venture, the mezzanine borrowers were released from liability under the Arden Portfolio Mezzanine Loans.

On July 8, 2009, there were three mezzanine loans on the Arden Portfolio with original principal amounts totaling $550.0 million in the aggregate (in order of the seniority of their interests in the Arden Portfolio):

M1-(A) Mezzanine Loan	$50.0 million
M1-(B1) Mezzanine Loan	75.0 million
M1-(B2) Mezzanine Loan	75.0 million
M2-(A) Mezzanine Loan	100.0 million
M2-(B) Mezzanine Loan	100.0 million
M3-(A) Mezzanine Loan	75.0 million
M3-(B) Mezzanine Loan	75.0 million

$550.0 million

On July 8, 2009, Hines and the holders of the M1-(B2), M2-(A), M2-(B), M3-(A) and M3-(B) Mezzanine Loans entered the operating agreement for HSC Partners. The mezzanine borrowers related to these loans were released from liability. The holders of the M1-(B2), M2-(A), M2-(B), M3-(A) and M3-(B) loans (the “Preferred Members”) received preferred membership interests in HSC Partners. Hines received common membership interests in HSC Partners in exchange for its indirect ownership interests in the Arden Portfolio. Hines will be the managing member of HSC Partners. After the above transactions, the mortgage loans and the M1-(A) and M1-(B1) mezzanine loans remain outstanding. The distribution structure of the operating agreement is designed to substantially reflect the priority of the former lenders and the payments the former lenders would have received under the prior mezzanine loans.

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

The Company accounted for the receipt of the preferred membership interests in HSC Partners as a troubled debt restructuring during the three months ended September 30, 2009 and recorded the preferred membership interests received at fair value. The Company determined the fair value of the preferred membership interests received to be $0. The Company had recorded an impairment charge to reduce the carrying cost of its loan receivable related to the Arden Portfolio Mezzanine Loans to $0 as of June 30, 2009. Upon receipt of the preferred membership interests in HSC Partners on July 8, 2009, the Company reclassified the balance of its loan receivable to an investment in an unconsolidated joint venture as the Company does not exercise control over the major operating decisions of the joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Tribeca Loans

As of September 30, 2009, the Company had outstanding investments in two mezzanine loans (the “First Tribeca Mezzanine Loan” and the “Second Tribeca Mezzanine Loan”, collectively, the “Tribeca Mezzanine Loans”) and a 25% interest in the senior mortgage loans (the “Senior Mortgage Loans” and, collectively with the Tribeca Mezzanine Loans, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. The Company’s unpaid principal balances of the Senior Mortgage Loan, the First Tribeca Mezzanine Loan, and the Second Tribeca Mezzanine Loan were $8.1 million, $15.9 million and $32.3 million, respectively, as of September 30, 2009.

The Tribeca Mezzanine Loans are subordinate to the $32.3 million Senior Mortgage Loans and a $17.4 million Senior Tribeca Mezzanine Loan. The Company does not own the Senior Tribeca Mezzanine Loan.

On August 13, 2009, the Company entered into a modification to the Tribeca Mezzanine Loans with the holder of the 75% interest in the Senior Mortgage Loans and the holder of the Senior Tribeca Mezzanine Loan consenting to divert 100% of the interest due to the Company under the Tribeca Mezzanine Loans to the Senior Tribeca Mezzanine Loan to be applied as principal repayments, and should that loan be retired during the term of the extension, 100% of the interest due to the Company under the Tribeca Mezzanine Loans would be diverted to pay down the Senior Mortgage Loan until that loan is paid down in full. The Company will be entitled to recuperate all of the interest previously diverted to the senior lenders from the borrower after the Senior Tribeca Mezzanine Loan and the Senior Mortgage Loans are paid off. The modification extends the maturity date of all the Tribeca Loans to February 1, 2010 and provides for an additional extension to April 1, 2010, subject to certain terms and restrictions. The Company accounted for the modification of the Tribeca Mezzanine Loans as a troubled debt restructuring during the three months ended September 30, 2009 and had previously recorded an impairment charge during the three months ended June 30, 2009 in anticipation of the troubled debt restructuring to reduce the value of the Tribeca Mezzanine Loans to the present value of the expected future cash flows.

In addition to the payment of interest in accordance with their respective agreements, the lenders on the Tribeca Building conversion will continue to receive payments to reduce principal under their loans based on priority to the extent there is sufficient cash flow from the sale of units. As of September 30, 2009, based on total number of units available-for-sale, approximately 55% of the condominium units in the Tribeca Building had been sold. Further delays in the sale of condominiums may significantly impact the performance of the Company’s investments in the Tribeca Mezzanine Loans and could require the Company to record additional impairment charges related to the Tribeca Loans.

200 Professional Drive Mortgage

On July 31, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a senior mortgage loan on an office property located at 200 Professional Drive in Gaithersburg, Maryland (“200 Professional Drive Mortgage”). The Company provided a $10.5 million bridge loan to the borrower to refinance existing debt and to provide funding for renovation and lease-up of the property. The unpaid principal balance as of September 30, 2009 was $9.3 million. Due to renovation delays and difficulty leasing up the property, the borrower has not made its debt service payments since March 2009 and it appears that the borrower does not have sufficient debt service or capital reserves to meet its debt service obligations. The Company has begun the process of foreclosing on the security under the 200 Professional Drive Mortgage, and an auction to sell the collateral was scheduled for June 30, 2009; however, the borrower declared bankruptcy on June 29, 2009 resulting in a delay of the foreclosure process. Since the collateral value of the property is estimated to be less than the Company’s carrying value in the loan, the Company determined that it would not recover all amounts due under this loan and deemed this loan to be impaired as of March 31, 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

18301 Von Karman Loans

On June 12, 2008, the Company, through an indirect wholly owned subsidiary, made an investment in a first mortgage loan and a mezzanine loan on an office property located at 18301 Von Karman Avenue in Irvine, California (“Von Karman Loans”). As of September 30, 2009, the outstanding principal balance on the loans was $85.0 million and the carrying value of the combined investment in the loans was $63.7 million before asset-specific reserves. Due to difficulty leasing up the property, the borrower has missed its monthly debt service payments starting July 1, 2009 and the borrower does not have sufficient debt service reserves to meet its future debt service obligations. Since the collateral value of the property is estimated to be less than the Company’s carrying value in the loan, the Company determined that it would not recover all amounts due under this loan and deemed this loan to be impaired as of June 30, 2009. The Company received a deed in lieu of foreclosure and gained control of the property on October 6, 2009.

2600 Michelson Mezzanine Loan

On June 2, 2008, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan on an office property located at 2600 Michelson Avenue in Irvine, California. As of September 30, 2009, the outstanding principal balance on the loan was $15.0 million and the carrying value of the loan was $8.9 million before asset-specific impairments. Due to difficulty leasing the property, the borrower missed its debt service payment due August 11, 2009 and indicated that it did not intend to make any future debt service payments under the loan. As a result, the Company determined that it would not recover all amounts due under this loan and deemed this loan to be impaired as of June 30, 2009.

Sandmar Mezzanine Loan

On January 9, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan to partially fund the acquisition of six grocery-anchored, small neighborhood and single tenant retail centers located in North Carolina, Florida, and Tennessee. As of September 30, 2009, the carrying value of the loan was $8.1 million, which includes $8.0 million of outstanding principal and $0.1 million of unamortized origination fees and costs, before asset-specific reserves. Due to difficulty leasing the property, the borrower under the Sandmar Mezzanine Loan has asked the Company to modify the terms of the loan and the Company has reached a preliminary agreement with the borrower to modify the terms of the loan. Because the Company does not expect to collect all amounts due under the contractual terms of the loan agreement as a result of this proposed modification, the Company deemed this loan to be impaired as of September 30, 2009.

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses for the nine months ended September 30, 2009 were as follows (in thousands):

Reserve for loan losses, December 31, 2008	$104,000
Provision for loan losses	178,594
Charge-offs to reserve for loan losses	(149,186)

Reserve for loan losses, September 30, 2009	$133,408

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

As of September 30, 2009, the total reserve for loan losses of $133.4 million consisted of $109.4 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $188.2 million and $24.0 million of portfolio-based reserves on non-impaired real estate loans receivable with an amortized cost basis of $652.7 million. The asset-specific reserve relates to all of the Company’s impaired loans: the Tribeca Mezzanine Loans, the 200 Professional Drive Mortgage, the 18301 Von Karman Loans, the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, and the subordinated debt investment in Petra Fund REIT Corp. The Company decreased its loan loss reserve by $0.5 million and increased its loan loss reserve by $178.6 million during the three and nine months ended September 30, 2009, respectively. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, it is probable that it will realize losses on the pool. For the three months ended September 30, 2009, the change in loan loss reserve was comprised of $1.5 million calculated on an asset-specific basis, partially offset by a reduction of $2.0 million calculated on a portfolio basis. For the nine months ended September 30, 2009, the change in loan loss reserve was comprised of $208.6 million calculated on an asset-specific basis, partially offset by a reduction of $30.0 million calculated on a portfolio basis. The Company did not recognize any asset-specific or portfolio-based loan losses during the three and nine months ended September 30, 2008.

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the three and nine months ended September 30, 2009, the Company recognized $0.5 million and $12.7 million, respectively, of interest income related to impaired loans. The Company had $0.2 million of interest income accruals related to its impaired loans as of September 30, 2009, which is related to the Sandmar Mezzanine Loan.

Concentrations of Credit Risks

The Company’s investment in the GKK Mezzanine Loan represents a significant investment to the Company that as of September 30, 2009 comprised 18% of the Company’s total assets and 67% of the Company’s total investments in loans receivable, after loan loss reserves. During the nine months ended September 30, 2009, the GKK Mezzanine Loan provided 9% of the Company’s revenues and 45% of the Company’s interest income.

The GKK Mezzanine Loan was used to finance Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of September 30, 2009, AFR and its subsidiaries own over 900 office and bank branch properties located in 36 states and Washington, D.C. and partial ownership interests in 54 bank branch properties (a 99% interest in 52 properties and a 1% interest in 2 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.8 billion at September 30, 2009 and bears interest at a variable rate of one-month LIBOR plus 520 basis points. The GKK Mezzanine Loan has an initial maturity date of March 11, 2010 with a one-year option to extend subject to certain conditions. Prior to maturity, the Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The Borrower is also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

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

The summarized unaudited financial information is as follows (in thousands):

	AFR Pre-Acquisition (1)		Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2006	As of December 31, 2007	As of December 31, 2008	As of September 30, 2009
Real estate investments, net	$2,320,600	$2,108,532	$3,178,527	$3,146,965
Cash and cash equivalents	106,006	124,848	91,240	64,664
Other assets	1,179,558	997,998	893,419	803,291

Total assets	$3,606,164	$3,231,378	$4,163,186	$4,014,920

Mortgage notes payable	$1,557,313	$1,436,248	$2,469,993	$2,363,064
Other liabilities	1,250,494	1,181,333	1,052,138	1,040,516

Total liabilities	2,807,807	2,617,581	3,522,131	3,403,580
Total AFR or the Borrower’s stockholders’ equity	785,964	606,417	638,343	608,729
Noncontrolling interest	12,393	7,380	2,712	2,611

Total equity	798,357	613,797	641,055	611,340

Total liabilities and equity	$3,606,164	$3,231,378	$4,163,186	$4,014,920

		AFR Pre-Acquisition (1)	Borrower Post-Acquisition (2)	Combined Borrower and AFR (3)	Borrower Post-Acquisition (2)

Income Statement		Three Months Ended March 31, 2008	Six Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Total revenues		$94,399	$217,585	$311,984	$327,011
Total operating expenses		(56,311)	(97,074)	(153,385)	(140,131)
Interest and other income		2,272	2,309	4,581	2,758
Depreciation and amortization		(30,189)	(42,350)	(72,539)	(83,484)
Interest expense		(30,353)	(80,258)	(110,611)	(95,568)
Equity in loss from joint venture		(542)	(1,402)	(1,944)	(1,975)
Discontinued operations		10,024	(612)	9,412	(4,093)

Net loss		(10,700)	(1,802)	(12,502)	4,518
Less: Net loss (income) attributable to the noncontrolling interest		1,220	(217)	1,003	(113)

Net (loss) income attributable to AFR or the Borrower		$(9,480)	(2,019)	$(11,499)	$4,405

(1)	Represents the historical summary financial information of AFR.
(2)	Represents the summarized consolidated financial information of the Borrower.

(3) Represents the combined summarized financial information of AFR and the Borrower and is presented for informational purposes only. The combined summarized financial information is not directly comparable to financial information of the Borrower as the AFR financial information does not include closing adjustments associated with Gramercy’s acquisition of AFR. The combined summarized financial information is not necessarily indicative of the actual results that would have been achieved had Gramercy acquired AFR prior to January 1, 2008.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

6. REAL ESTATE SECURITIES

At September 30, 2009, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis. See Note 2, “Summary of Significant Accounting Policies.”

From acquisition through March 31, 2009, the Company had recognized through earnings other-than-temporary impairments of $18.2 million and $37.0 million on the Floating Rate CMBS and Fixed Rate Securities, respectively.

Beginning April 1, 2009, the Company is required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not more likely than not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. On April 1, 2009, the Company determined the portion of the previously recorded other-than-temporary impairments that were not due to credit losses to be $14.8 million and recorded this amount as an adjustment to retained earnings, accumulated other comprehensive income and the amortized cost basis of the securities as of April 1, 2009. The entire adjustment of $14.8 million related to the Company’s investment in the Fixed Rate Securities; the Company determined that the entire other-than-temporary impairment previously recorded for the Floating Rate CMBS was credit related.

As of September 30, 2009, the Company determined the fair value of the Fixed Rate Securities to be $15.2 million, resulting in unrealized losses of $7.8 million. The unrealized loss on the Fixed Rate Securities as of September 30, 2009 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of September 30, 2009, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2008 value, resulting in no unrealized gain or loss as of September 30, 2009.

During the nine months ended September 30, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million, all of which were recognized prior to April 1, 2009. On April 1, 2009, through its cumulative transition adjustment, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheet. The Company did not recognize other-than-temporary impairments on its real estate securities during the three months ended September 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses could materially differ from these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following summarizes the activity related to real estate securities for the nine months ended September 30, 2009 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Real estate securities—December 31, 2008	$13,420	$—	$13,420
Recognition of other-than-temporary impairment	(5,067)	—	(5,067)
Cumulative transition adjustment	14,780	—	14,780
Change in unrealized loss	—	(7,766)	(7,766)
Interest accretion on real estate securities	(189)	—	(189)

Real estate securities—September 30, 2009	$22,944	$(7,766)	$15,178

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at September 30, 2009:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	15,178	(7,766)	—	—	15,178	(7,766)

	$15,178	$(7,766)	$—	$—	$15,178	$(7,766)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

7.	NOTES PAYABLE AND REPURCHASE AGREEMENTS

As of September 30, 2009 and December 31, 2008, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

	Principal as of September 30, 2009	Principal as of December 31, 2008	Contractual Interest Rate as of September 30, 2009 (1)	Interest Rate as of September 30, 2009 (1)	Maturity Date (2)
Wholly Owned

Sabal Pavilion Building - Mortgage Loan	$14,700	$14,700	6.38%	6.38%	08/01/2013

Plaza in Clayton - Mortgage Loan	62,200	62,200	5.90%	5.90%	10/06/2016

Crescent Green Building - Mortgage Loan	32,400	32,400	5.68%	5.60%	02/01/2012

625 Second Street Building - Mortgage Loan	33,700	33,700	5.85%	5.85%	02/01/2014

Sabal VI Building - Mortgage Loan	11,040	11,040	5.84%	5.49%	10/01/2011

The Offices at Kensington - Mortgage Loan	18,500	18,500	5.52%	5.52%	04/01/2014

Royal Ridge Building - Mortgage Loan	21,718	21,718	5.96%	5.96%	09/01/2013

Plano Corporate Center I & II - Mortgage Loan	30,591	30,591	5.90%	5.90%	09/01/2012

2200 West Loop South Building - Mortgage Loan	17,426	17,426	5.89%	5.89%	10/01/2014

ADP Plaza - Mortgage Loan	20,900	20,900	5.56%	5.56%	10/01/2013

Millennium I Building - Mortgage Loan (3)	-	28,228	(3)	(3)	03/05/2009

Tysons Dulles Plaza - Mortgage Loan	76,375	76,375	5.90%	5.90%	03/10/2014

Five Tower Bridge - Mortgage Loan (4)	41,000	41,000	One-month LIBOR + 2.40%	4.69%	10/14/2010

Southpark Commerce Center II Buildings - Mortgage Loan	18,000	18,000	5.67%	5.67%	12/06/2016

825 University Avenue Building - Mortgage Loan	19,000	19,000	5.59%	5.59%	12/06/2013

Midland Industrial Buildings - Mortgage Loan	24,050	24,050	5.86%	5.86%	01/06/2011

Bridgeway Technology Center - Mortgage Loan	26,824	26,824	6.07%	6.07%	08/01/2013

Cedar Bluffs - Mortgage Loan	4,627	4,627	5.86%	5.86%	07/01/2011

Portfolio Mortgage Loan #1 (5)	102,500	102,500	5.30%	5.30%	05/01/2011

Portfolio Mortgage Loan #2 (4) (5)	158,717	158,717	One-month LIBOR + 2.20%	5.12%	07/09/2012

Portfolio Mortgage Loan #3 (4) (5) (6)	45,700	-	One-month LIBOR + 2.75%	5.01%	03/01/2012

	779,968	762,496

National Industrial Portfolio Joint Venture

National Industrial Portfolio - Mortgage Loan (4) (7)	300,000	300,000	One-month LIBOR + 0.84%	1.09%	08/09/2010

National Industrial Portfolio - Mezzanine Loan A (4) (7)	40,200	40,200	One-month LIBOR + 1.71%	1.96%	08/09/2010

National Industrial Portfolio - Mezzanine Loan B (4) (7)	32,300	32,300	One-month LIBOR + 2.01%	2.26%	08/09/2010

National Industrial Portfolio - Mezzanine Loan C (4) (7)	32,300	32,300	One-month LIBOR + 2.26%	2.51%	08/09/2010

National Industrial Portfolio - Mezzanine Loan D (4) (7)	26,200	26,200	One-month LIBOR + 3.01%	3.26%	08/09/2010

National Industrial Portfolio - Mezzanine Loan E (4) (7)	6,404	4,150	One-month LIBOR + 1.25%	1.50%	08/09/2010

	437,404	435,150

Total Notes Payable	$1,217,372	$1,197,646

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

	Principal as of September 30, 2009	Principal as of December 31, 2008	Contractual Interest Rate as of September 30, 2009 (1)	Interest Rate as of September 30, 2009 (1)	Maturity Date (2)

Repurchase Agreements

GKK I - Mezzanine Loan - Repurchase Agreement (8)	$158,712	$164,979	One-month LIBOR + 1.50%	1.75%	03/09/2011

GKK II - Mezzanine Loan - Repurchase Agreement (8)	123,443	128,317	One-month LIBOR + 1.50%	1.75%	03/09/2011

Fixed Rate Securities - Repurchase Agreement (8)	6,691	8,864	One-week LIBOR + 1.00%	1.12%	08/14/2013

Total Repurchase Agreements	$288,846	$302,160

Total Notes Payable and Repurchase Agreements	$1,506,218	$1,499,806

(1) Contractual interest rate as of September 30, 2009 represents the interest rate in effect under the loan as of September 30, 2009. Interest rate as of September 30, 2009 is calculated as the actual interest rate in effect at September 30, 2009 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices at September 30, 2009 where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2009; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

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

(6) On February 5, 2009, the Company entered into a $54.0 million mortgage loan facility relating to four properties. As of September 30, 2009, $45.7 million had been disbursed to the Company.

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

(8) See “—Repurchase Agreements.”

During the three and nine months ended September 30, 2009, the Company incurred $15.0 million and $46.5 million, respectively, of interest expense. Of this amount, $3.9 million was payable as of September 30, 2009. Included in interest expense for the three and nine months ended September 30, 2009 was $1.0 million and $4.3 million, respectively, of amortization of deferred financing costs.

The following is a schedule of maturities for all notes payable outstanding as of September 30, 2009 (in thousands):

	Current Maturity	Fully Extended Maturity
October 1, 2009 through December 31, 2009	$-	$-
2010	478,404	41,000
2011	424,372	321,872
2012	267,408	602,896
2013	109,833	148,842
Thereafter	226,201	391,608

	$1,506,218	$1,506,218

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Repurchase Agreements

As of September 30, 2009, the Company had three repurchase agreements (which are included in the table above) with remaining maturities of greater than 90 days, relating to the GKK I and II Mezzanine Loans and the Fixed Rate Securities. The repurchase agreement carrying values, the book value of the underlying collateral and the repurchase agreement counterparties are as follows (dollars in thousands):

	Carrying Value	Book Value of Underlying Collateral	Repurchase Agreement Counterparties
GKK I—Mezzanine Loan	$158,712	$266,585	Goldman Sachs Mortgage Company
GKK II—Mezzanine Loan	123,443	207,344	Citigroup Financial Products, Inc.
Fixed Rate Securities	6,691	15,178	Deutsche Bank Securities, Inc.

	$288,846	$489,107

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

The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All of the Company’s interest rate swaps are designated as cash flow hedges.

As of September 30, 2009, the Company holds five derivative instruments hedging notes payable with notional amounts totaling $656.7 million. As of September 30, 2009, the Company has a balance of $5.5 million of accumulated other comprehensive loss related to net unrealized losses on derivative instruments designated as cash flow hedges that it estimates it will reclassify to earnings during the next 12 months as the related hedged transactions occur.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The Company’s accounting policies for derivative instruments are also discussed above in Note 2, “Summary of Significant Accounting Policies—Derivative Instruments.”

The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of September 30, 2009 and December 31, 2008. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

					Fair Value of Asset (Liability)
	Notional Value	Reference Rate	Effective Date	Maturity Date	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest Rate Floor
Arden Portfolio M2-(B) Mezzanine Loan	$83,721	One-month LIBOR at 4.50%	01/30/2008	08/09/2009	$—	$1,925
Arden Portfolio M3-(A) Mezzanine Loan	60,279	One-month LIBOR at 4.50%	01/30/2008	08/09/2009	—	1,386
Artisan Multifamily Portfolio	15,850	One-month LIBOR at 4.50%	03/09/2008	08/09/2009	—	368
Interest Rate Swap
Portfolio Mortgage Loan #2	119,037	One-month LIBOR/ Fixed at 3.82%	07/11/2008	07/11/2012	(6,191)	(7,511)
Five Tower Bridge—Mortgage Loan	41,000	One-month LIBOR/Fixed at 2.29%	11/05/2008	10/14/2010	(731)	(843)
Portfolio Mortgage Loan #3	45,700	One-month LIBOR/Fixed at 2.26%	02/05/2009	03/01/2013	(559)	—
Interest Rate Cap
National Industrial Portfolio #3	46,000	One-month LIBOR at 2.50%	08/15/2009	08/15/2011	170	—

Total derivatives designated as hedging instruments	$411,587				$(7,311)	$(4,675)

Derivatives not designated as hedging instruments
Interest Rate Cap
National Industrial Portfolio #1	$405,000	One-month LIBOR at 5.75%	08/08/2007	08/15/2010	$—	$8
National Industrial Portfolio #2	46,000	One-month LIBOR at 6.00%	08/08/2007	08/15/2009	—	—

Total derivatives not designated as hedging instruments	$451,000				$—	$8

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following table summarizes the location of the Company’s derivative financial instruments in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives			Liability Derivatives
		September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate floors	Deferred financing costs, prepaid expenses and other assets	$—	$3,679	Other liabilities	$—	$—
Interest rate swaps	Deferred financing costs, prepaid expenses and other assets	—	—	Other liabilities	(7,481)	(8,354)
Interest rate caps	Deferred financing costs, prepaid expenses and other assets	170	—	Other liabilities	—	—

Total derivatives designated as hedging instruments		$170	$3,679		$(7,481)	$(8,354)

Derivatives not designated as hedging instruments
Interest rate caps	Deferred financing costs, prepaid expenses and other assets	$—	$8	Other liabilities	$—	$—

Total derivatives not designated as hedging instruments		$—	$8		$—	$—

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following tables summarize the location of the Company’s gains (losses) related to derivative financial instruments in the accompanying consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Interest rate cap	$(244)	$-	Interest expense	$-	$-	Gain (loss) on derivative instruments	$(6)	$-
Interest rate floors	(432)	(179)	Interest income	282	809	Gain (loss) on derivative instruments	-	-
Interest rate swaps	(711)	(713)	Interest expense	(1,504)	-	Gain (loss) on derivative instruments	-	-

Total	$(1,387)	$(892)		$(1,222)	$809		$(6)	$-

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income to Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest rate cap	$(124)	$-	Interest expense	$(119)	$-	Gain (loss) on derivative instruments	$(6)	$-
Interest rate floors	(1,911)	(806)	Interest income	1,767	1,850	Gain (loss) on derivative instruments	-	-
Interest rate swaps	873	(713)	Interest expense	(3,963)	-	Gain (loss) on derivative instruments	-	-

Total	$(1,162)	$(1,519)		$(2,315)	$1,850		$(6)	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest rate caps	Gain (loss) on derivative instruments	$-	$(181)	$(8)	$11

Total		$-	$(181)	$(8)	$11

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances reasonably approximate their fair values due to the short maturities of these items.

Real estate loans receivable: These instruments are presented in the accompanying consolidated balance sheets at their amortized cost net of recorded loan loss reserves and not at fair value. The fair values of real estate loans receivable were estimated using an internal valuation model that considered the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements.

Investment in unconsolidated joint venture: This investment is presented in the accompanying consolidated balance sheets at acquisition-date fair value and not at current fair value. The fair value of the investment in the unconsolidated joint venture was estimated using an internal valuation model that considered the Company’s expected cash flows from the joint venture and estimated yield requirements of institutional investors for equity investments in real estate joint ventures with similar characteristics, including the capitalization of the joint venture, the operating performance of the joint venture’s real estate and the liquidation priority of the Company’s investment.

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of September 30, 2009, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

Derivative instruments: These instruments are presented at fair value. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps, caps and floors are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected receipts on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Notes payable and repurchase agreements: The fair value of the Company’s notes payable and repurchase agreements is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.

The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008, whose carrying amounts do not approximate their fair value:

	September 30, 2009 (in thousands)			December 31, 2008 (in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$883,348	$731,490	$684,545	$1,073,295	$961,457	$861,407
Investment in unconsolidated joint venture	—	—	24,543	—	—	—
Financial liabilities:
Notes payable and repurchase agreements	1,506,218	1,506,218	1,357,022	1,499,806	1,499,806	1,424,437

(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes asset-specific loan loss reserves.

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at September 30, 2009 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

At September 30, 2009, the Company held the following financial instruments measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real Estate Securities	$15,178	$—	$—	$15,178
Asset Derivatives	170	—	170	—
Nonrecurring Basis:
Investment in Unconsolidated Joint Venture (1)	—	—	—	—
Impaired Real Estate Loans Receivable	44,001	—	—	44,001

Total Assets	$59,349	$—	$170	$59,179

Recurring Basis:
Liability Derivatives	$(7,481)	$—	$(7,481)	$—

Total Liabilities	$(7,481)	$—	$(7,481)	$—

(1) This investment was measured at fair value of $0 using significant unobservable inputs, and as a result, the fair value measurement is considered Level 3.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

When the Company has a collateral-dependent loan that is identified as being impaired, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. Due to the nature of the properties collateralizing the Company’s impaired collateral-dependent loans as of September 30, 2009, the Company estimated the fair value of the collateral by using an internally developed valuation model that utilizes the income approach to valuing real estate. This approach requires the Company to make significant judgments with respect to capitalization rates, market rental rates, occupancy rates, and operating expenses that are considered Level 3 inputs.

When the Company has a loan that is identified as being impaired in connection with a troubled debt restructuring resulting from a concession being granted by the Company to the borrower through a modification of the loan terms, the loan is evaluated for impairment by comparing the carrying value of the loan to the present value of the modified cash flow stream using the rate used to recognize interest income. This rate may not be indicative of a market rate and therefore the resulting present value may not be considered to be a fair value. Thus, such financial assets involved in troubled debt restructuring are not considered to be carried at fair value.

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

For the Nine Months Ended September 30, 2009
Balance, December 31, 2008	$13,420
Other-than-temporary impairment	(5,067)
Cumulative transition adjustment (See Note 2)	14,780
Unrealized losses on real estate securities	(7,766)
Interest accretion on real estate securities	(189)
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	—

Balance, September 30, 2009	$15,178

Unrealized loss included in other comprehensive income (loss)	$(7,766)

10. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2010 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate and real estate-related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2009 and 2008, and any related amounts payable as of September 30, 2009 and December 31, 2008 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2009	December 31, 2008
	2009	2008	2009	2008
Expensed
Asset management fees (1)	$5,543	$4,051	$16,666	$12,056	$4,366	$2,844
Reimbursement of operating expenses	38	—	278	—	—	—

Additional Paid-in Capital
Selling commissions	340	1,831	1,211	48,533	—	—
Dealer manager fees	—	817	—	30,100	—	—
Reimbursable other offering costs	—	415	79	2,838	—	—

Capitalized
Acquisition fees	—	5,020	—	8,977	—	—
Advances from Advisor	—	—	—	—	1,600	1,600

	$5,921	$12,134	$18,234	$102,504	$5,966	$4,444

(1) See Note 2, “Summary of Significant Accounting Polices – Related Party Transactions – Asset Management Fee.”

Advances from Advisor and Joint Venture Performance Fees

Pursuant to the Advisory Agreement, as amended, the Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending November 30, 2009 exceeds the amount of the Company’s Funds from Operations (as defined below) from January 1, 2006 through November 30, 2009. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007. The Advisory Agreement, as amended, defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other than temporary impairments of real estate securities, or other similar charges.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Pursuant to the Advisory Agreement, as amended, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement, as amended). As of September 30, 2009, the Company’s operations were sufficient to meet the Funds from Operations condition per the Advisory Agreement. As a result, as of September 30, 2009, the Company had accrued for incurred but unpaid performance fees of $4.4 million. Although these performance fees have been incurred as of September 30, 2009, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of September 30, 2009, $1.6 million of advances from the Advisor remain unpaid.

11. CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

The Company holds an 80% membership interest in a joint venture with New Leaf. The joint venture, referred to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with a remaining term of 13.5 years with respect to another industrial property. Under the terms of the operating agreement for the joint venture, the Company and New Leaf may be required to make additional capital contributions to the joint venture to fund operating reserves or expenses approved in the budget or business plan.

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

The Company concluded that the joint venture meets the definition of a variable interest entity and it is the primary beneficiary of the joint venture. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest.

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow and significant noncash transaction disclosures are as follows (in thousands):

	For the Nine Months Ended September 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Interest paid	$42,017	$41,709

Supplemental Disclosure of Significant Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$46,949	$38,156

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

13. SEGMENT INFORMATION

The Company presently operates in two business segments based on its investment types: real estate and real estate-related. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. Under the real estate-related segment, the Company has invested in and originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities and preferred membership interest investments. All revenues earned from the Company’s two operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its segments based upon net operating income (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income and income from unconsolidated joint venture less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2009 and 2008 and total assets and total liabilities for each reportable segment as of September 30, 2009 and December 31, 2008 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Real estate segment	$54,402	$53,145	$170,272	$144,334
Real estate-related segment	12,233	25,414	48,480	53,891

Total segment revenues	66,635	78,559	218,752	198,225
Corporate-level	—	50	—	50

Total Revenues	$66,635	$78,609	$218,752	$198,275

Interest Expense:
Real estate segment	$13,631	$16,670	$42,221	$46,109
Real estate-related segment	1,337	1,429	4,255	2,132

Total interest expense	$14,968	$18,099	$46,476	$48,241

NOI:
Real estate segment	$18,941	$16,491	$60,586	$43,318
Real estate-related segment	11,044	22,670	40,267	49,166

Total NOI	$29,985	$39,161	$100,853	$92,484

	As of September 30, 2009	As of December 31, 2008

Assets:
Real estate segment	$1,922,037	$1,981,705
Real estate-related segment	733,896	937,815

Total segment assets	2,655,933	2,919,520
Corporate-level (1)	26,109	9,030

Total assets	$2,682,042	$2,928,550

Liabilities:
Real estate segment	$1,298,963	$1,289,732
Real estate-related segment	289,212	302,610

Total segment liabilities	1,588,175	1,592,342
Corporate-level (2)	10,180	13,109

Total liabilities	$1,598,355	$1,605,451

(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $25.8 million and $8.7 million as of September 30, 2009 and December 31, 2008, respectively.

(2) As of September 30, 2009 and December 31, 2008, corporate-level liabilities consisted primarily of amounts due to affiliates, accruals for legal and accounting fees and distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

The following table reconciles the Company’s net (loss) income to its NOI for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$3,580	$13,113	$(169,509)	$15,228
Other income	(41)	(1,447)	(168)	(4,117)
General and administrative expenses	2,056	1,638	6,213	4,119
Depreciation and amortization	24,889	25,857	80,656	70,227
Provision for loan losses	(499)	—	178,594	—
Other-than-temporary impairments of real estate securities	—	—	5,067	7,027

NOI	$29,985	$39,161	$100,853	$92,484

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

Concentration of Credit Risk

The Company owns a significant number of mezzanine loans that as of September 30, 2009 comprised 24% of the Company’s total assets and 75% of the Company’s total investments in loans receivable, before loan loss reserves. During the nine months ended September 30, 2009, the Company’s investments in mezzanine loans provided 17% of the Company’s revenues and 82% of the Company’s interest income.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

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

The GKK Mezzanine Loan represents a significant investment to the Company that as of September 30, 2009 comprised 18% of the Company’s total assets and 67% of the Company’s total investments in loans receivable, after loan loss reserves. During the nine months ended September 30, 2009, the GKK Mezzanine Loan provided 9% of the Company’s revenues and 45% of the Company’s interest income. The GKK Mezzanine Loan matures on March 11, 2010, and the borrower has a one-year extension option subject to certain conditions. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the borrower’s debt service obligations; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the borrower might rely on its sponsors to fund any debt service shortfalls. In the event the borrower’s sponsors were unable or unwilling to do so, the borrower might default on the loan. Under such a scenario, the most junior lender could foreclose on the ownership interests of the properties and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender were to default, the Company could foreclose on the membership interests of the properties and assume the more senior loans. Under such a scenario, the Company could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell the properties and repay the remaining loans. The Company may not have the ability or willingness to operate the properties or assume the liabilities related to the properties.

In addition, the GKK Mezzanine Loan is security for two repurchase agreements totaling $282.2 million as of September 30, 2009. These repurchase agreements mature on March 9, 2011, which is concurrent with the extended maturity date of the GKK Mezzanine Loan. Upon maturity of the repurchase agreements, the Company would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. While the Company may be willing to extend the terms of the GKK Mezzanine Loan at maturity, there is no guarantee that the Company will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. Should the Company default under the repurchase agreements, the Company would be required to relinquish its entire investment in the GKK Mezzanine Loan to the lenders under the repurchase agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(unaudited)

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws is not expected to have a material adverse effect on the Company’s financial condition and results of operations as of September 30, 2009.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

15. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued. The accompanying consolidated financial statements were issued on November 11, 2009.

Distributions Paid

On October 15, 2009, the Company paid distributions of $7.7 million, which related to distributions declared for each day in the period from September 1, 2009 through September 30, 2009.

Distributions Declared

On August 10, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from October 1, 2009 through October 31, 2009, which the Company expects to pay in November 2009. On October 23, 2009, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2009 through November 30, 2009, which the Company expects to pay in December 2009. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending November 30, 2009 exceeds the amount of the Company’s funds from operations (as defined by the Company’s advisory agreement) from January 1, 2006 through November 30, 2009, see Note 10, “Related Party Transactions.”

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

•

Our investments in real estate and mortgage, mezzanine, bridge and other loans as well as investments in real estate securities may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from the properties and other assets directly securing our loan investments and underlying our investments in real estate securities could decrease, making it more difficult for the borrower to meet its payment obligations to us. In addition, decreases in revenues from the properties directly securing our loan investments and underlying our investments in real estate securities could result in decreased valuations for those properties, which could make it difficult for our borrowers to repay or refinance their obligations to us. These factors could make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

•

We cannot predict with any certainty how much, if any, of our dividend reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, the funding of outstanding loan commitments on our real estate loans receivable, or the repayment of debt. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions, and we would continue to be limited in our ability to redeem any shares under our share redemption program.

All forward-looking statements should be read in light of the risks identified in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”), the risks identified under Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and the risks identified in our Current Report on Form 8-K filed on July 9, 2009.

Overview

We are a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year that ended December 31, 2006. On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan.

We ceased offering shares of common stock in our primary offering on May 30, 2008 and terminated the offering upon the completion of review of subscriptions submitted in accordance with our processing procedures. We sold 171,109,494 shares of common stock in the primary offering for gross offering proceeds of $1.7 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of September 30, 2009, we had sold 12,445,686 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $118.3 million. As of September 30, 2009, we had redeemed 5,179,518 shares sold in our public offering for $49.0 million.

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

As of September 30, 2009, we owned 64 real estate properties, one master lease, 19 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans and a preferred membership interest in a real estate joint venture. The 64 real estate properties total 20.8 million rentable square feet, including properties held through a consolidated joint venture. The real estate property portfolio includes 22 office properties, six industrial properties, an industrial portfolio consisting of nine distribution and office/warehouse properties, an office/flex portfolio consisting of four properties and an 80% membership interest in a joint venture that owns a portfolio of 23 industrial properties and a master lease with respect to another property. At September 30, 2009, the portfolio was approximately 92% leased. Our real estate loans receivable portfolio includes eight mezzanine real estate loans, two B-Notes, a partial ownership interest in a mezzanine real estate loan, a partial ownership interest in a senior mortgage loan, two loans representing senior subordinated debt of a private REIT and five mortgage loans. Our real estate securities portfolio includes two investments in securities directly or indirectly backed by commercial mortgage loans. As of September 30, 2009, as a percentage of our total investments, the purchase price of our real estate properties represented 65% of our portfolio and the purchase price of our real estate-related investments represented 35% of our portfolio.

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

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, significant and widespread concerns about credit risk, access to capital and deflation have been present in the global capital markets. Both the national and most global economies have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure or near failure of several large financial institutions early in this period and the continued failures of smaller financial institutions and businesses, together with government interventions in the financial system, including interventions in bankruptcy proceedings and restrictions on businesses, have led to increased uncertainty and volatility for the markets and businesses in general. Despite certain recent positive economic indicators, improved stock market performance and improved access to capital for some companies, the aforementioned conditions, combined with stagnant business activity and low consumer confidence, have resulted in an unprecedented global recession and continue to contribute to a challenging macro-economic environment that may interfere with the implementation of our business strategy or force us to modify it.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has also been experiencing deteriorating fundamentals across all major property types and most geographic markets. Recently, leasing activity in New York City has increased and tempered optimism has started making its way into this market; however, this trend only recently began and an improvement in one market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn or the speed of any expected recovery. In general, tenant defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets is contracting. It is expected that this will create a highly competitive leasing environment that should result in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and capital losses, in particular for subordinate securitized debt instruments.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, has become virtually inactive and has left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards considerably, while simultaneously generally limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk. Nevertheless, in some recent positive developments, risk premiums on AAA CMBS, public REIT unsecured corporate bonds and corporate bonds in general have tightened significantly and a number of public REITs have recently issued new debt at lower costs, leading many to believe that commercial real estate lending will be revived as the market’s appetite for risk slowly returns.

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

Additionally, overall transaction volume for real estate acquisitions has declined dramatically across all property types. Lack of available credit and poor investor confidence have translated into generally declining real estate values and a corresponding rise in required investment returns and capitalization rates. Although many owners of real estate prefer not to be sellers in a declining market, the tight credit conditions and increased refinancing risk may force an increasing number of real property owners into distressed sales, or to otherwise consider liquidating their holdings in an effort to enhance liquidity on their own balance sheet. Following a prolonged period of inactivity, some transactions have been closed over the last few months; however, the volume is well below that seen just a year ago.

Impact on Our Real Estate Investments

These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the remaining life of many of our investments.

Impact on Our Real Estate-Related Investments

Nearly all of our real estate-related investments are either directly secured by commercial real estate (e.g., first trust deeds or mortgages) or secured by ownership interests in entities that own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments. Our investments in mezzanine loans and B-Notes have been significantly impacted as current valuations for buildings directly or indirectly securing our investment positions have generally decreased from the date of our acquisition or origination of these investments. In these instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when it comes due. For the nine months ended September 30, 2009, we recorded a provision for loan losses of $178.6 million which was comprised of $208.6 million calculated on an asset-specific basis, offset by ($30.0) million calculated on a portfolio basis.

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $69.6 million maturing within the next 12 months. We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $581.0 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $259.9 million.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows on our properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms on our existing indebtedness. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have no debt obligations maturing during the 12 months ending September 30, 2010. We have a total of $534.6 million of fixed rate notes payable and $971.6 million of variable rate notes payable and repurchase agreements; of the $971.6 million of variable rate notes payable and repurchase agreements, $205.7 million are effectively fixed through interest rate swaps and $437.4 million are subject to interest rate caps.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are for the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering which closed in 2008;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings, including mortgage loans and repurchase agreements;

•	Cash flow generated by our real estate operations and real estate-related investments; and

•	Principal repayments on our real estate loans receivable.

For the nine months ended September 30, 2009, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments. We believe that the expected proceeds from our cash flow from operations and dividend reinvestment plan will be sufficient to meet our liquidity needs for the upcoming year.

Cash Flows from Operating Activities

Net cash provided by operating activities was $76.2 million and $86.2 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash flows is consistent with the change in our operations over the same period. Please see “Results of Operations.” The significant adjustments to our net income to arrive at cash flows from operations consisted of the following:

•	Depreciation and amortization of $80.7 million and $70.2 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Noncash interest income from real estate-related investments of $2.7 million and $16.9 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Provision for loan losses of $178.6 million for the nine months ended September 30, 2009.

•	Decrease of $0.3 million and increase of $12.3 million in accounts payable and accrued liabilities for the nine months ended September 30, 2009 and 2008, respectively.

•	Decrease of $13.5 million and increase of $0.7 million in other liabilities for the nine months ended September 30, 2009 and 2008, respectively.

Cash Flows from Investing Activities

Net cash provided by investing activities was $8.4 million for the nine months ended September 30, 2009. Net cash used in investing activities was $1.3 billion for the nine months ended September 30, 2008. Our significant investing activities were as follows:

•	Additions to real estate of $15.8 million and $8.8 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Principal repayments on our real estate loans receivable of $24.8 million and $16.1 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Advances on our real estate loans receivable of $4.6 million and $8.7 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Cash collateral received on impaired real estate loans receivable relating to the Von Karman Loans of $4.0 million for the nine months ended September 30, 2009.

•	Acquisitions of 10 real estate investments totaling $410.0 million for the nine months ended September 30, 2008.

•	Acquisitions or originations of seven real estate loans receivable of $796.0 million for the nine months ended September 30, 2008.

•	Purchase of fixed rate real estate securities secured by CMBS of $44.2 million for the nine months ended September 30, 2008.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities

Net cash used in financing activities was $73.8 million for the nine months ended September 30, 2009. Net cash provided by financing activities was $1.2 billion for the nine months ended September 30, 2008. Our significant financing activities were as follows:

Debt and Other Financings

•	Proceeds from notes payable of $48.0 million and $481.0 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Principal payments on notes payable of $28.2 million and $321.4 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Principal payments on repurchase agreements of $13.3 million and $99.7 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Proceeds from repurchase agreement of $406.3 million for the nine months ended September 30, 2008.

•	Purchase of derivative instruments of $0.4 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Public Offering Proceeds, Payments to Redeem Common Stock, and Payment of Offering and Other Costs and Expenses

•	Payments to redeem common stock of $33.6 million and $5.7 million for the nine months ended September 30, 2009 and 2008, respectively.

•	Payments of commissions on stock sales and related dealer manager fees of $1.2 million and $79.2 million for the nine months ended September 30, 2009 and 2008, respectively.

•

Proceeds from the issuance of common stock of $932.3 million related to our initial public offering (excluding proceeds from our dividend reinvestment plan of $38.2 million) for the nine months ended September 30, 2008.

Distributions Paid to Common Stockholders

•

Aggregate distributions declared of $85.1 million and net cash distributions paid of $41.0 million after giving effect to dividends reinvested by stockholders of $46.9 million, for the nine months ended September 30, 2009.

•

Aggregate distributions declared of $73.1 million and net cash distributions paid of $29.7 million after giving effect to dividends reinvested by stockholders of $38.2 million, for the nine months ended September 30, 2008.

As a result of the factors discussed in “Market Outlook—Real Estate and Real Estate Finance Markets,” we expect declines in future cash flows from real estate and real estate-related investments and expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets. As a result, beginning with daily record dates for the month of July 2009, our board of directors declared distributions at an annualized distribution rate of 5.25% to preserve capital necessary to maintain our investment portfolio.

Contractual Commitments and Contingencies

Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have no debt maturing during the 12 months ending September 30, 2010. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. We have a total of $534.6 million of fixed rate notes payable and $971.6 million of variable rate notes payable; of the $971.6 million of variable rate notes payable, $205.7 million of these notes were effectively fixed through interest rate swaps and $437.4 million of these notes were subject to interest rate caps. As discussed above, throughout 2008 and the first nine months of 2009, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. We have a total of $765.9 million of unhedged variable rate notes payable that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and the dealer manager. We pay our advisor fees in connection with the management of our assets and for certain costs incurred by our advisor in providing services to us. We may also pay the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with eligible sales under the dividend reinvestment plan and to the extent permitted under state securities laws. We will also continue to reimburse our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan.

As of September 30, 2009, our borrowings were approximately 54% of the cost of our tangible assets (before depreciation or other noncash reserves).

The following is a summary of our contractual obligations as of September 30, 2009 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations (1)	$1,506,218	$—	$902,776	$377,241	$226,201
Interest payments on outstanding debt obligations (2)	158,117	13,631	86,111	43,214	15,161
Outstanding funding obligations under real estate loans receivable	11,677	11,677	—	—	—
Other obligations (3)	5,966	(3)	(3)	(3)	(3)

(1) Amounts include principal payments only based on maturity dates of debt obligations as of September 30, 2009.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2009, adjusted for the impact of interest rate swap agreements.

(3) Represents the $1.6 million of outstanding advances from our advisor and $4.4 million of incurred but unpaid performance fees as of September 30, 2009. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.

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

In addition to the advances to us from our advisor in the amount of $1.6 million, at September 30, 2009, we have incurred but unpaid performance fees totaling $4.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of September 30, 2009, our operations were sufficient to meet the Funds from Operations condition as defined in the amended advisory agreement. Although these performance fees have been incurred as of September 30, 2009, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

The results of operations presented for the three and nine months ended September 30, 2009 and 2008 are not directly comparable because we were still investing the proceeds of our initial public offering during 2008. In addition to acquisitions made during the three and nine months ended September 30, 2008, subsequent to September 30, 2008, we invested in two real estate properties. We did not make any acquisitions during the three and nine months ended September 30, 2009.

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2008

The following table provides summary information about our results of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2009	2008
Rental income	$44,696	$42,592	$2,104	5%	$3,552	$(1,448)
Interest income from real estate loans receivable	11,442	23,454	(12,012)	(51)%	3,403	(15,415)
Tenant reimbursements	8,980	9,882	(902)	(9)%	480	(1,382)
Interest income from real estate securities	791	2,252	(1,461)	(65)%	—	(1,461)
Property operating, maintenance, and management costs	11,312	10,012	1,300	13%	1,134	166
Real estate taxes, property-related taxes, and insurance	6,916	7,236	(320)	(4)%	355	(675)
Asset management fees	5,543	4,051	1,492	37%	830	662
General and administrative expenses	2,056	1,638	418	26%	n/a	n/a
Depreciation and amortization expense	24,889	25,857	(968)	(4)%	1,759	(2,727)
Interest expense	14,968	18,099	(3,131)	(17)%	1,186	(4,317)
Provision for loan losses	(499)	—	(499)	(100)%	n/a	n/a
Income from unconsolidated joint venture	2,089	—	2,089	100%	2,089	—

(1) Represents the dollar amount increase for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as a result of properties and other real estate-related assets acquired on or after July 1, 2008.

(2) Represents dollar amount increase (decrease) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 with respect to properties and other real estate-related investments owned by us during both periods.

The $2.1 million net increase in rental income was primarily due to an increase of $3.6 million from properties acquired after July 1, 2008, partially offset by a decrease of $1.4 million from properties owned for the entirety of both periods. The decrease of $1.4 million is primarily due to lower rent renewal rates and increased vacancies during the three months ended September 30, 2009, and the receipt of early termination fees during the three months ended September 30, 2008. No lease termination fees were received during the three months ended September 30, 2009. Our rental income will vary in large part based on the occupancy rates and rental rates at the buildings in our portfolio. While we would generally expect rental income to increase over time, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable decreased $12.0 million. Although interest income from real estate loans receivable increased $3.4 million due to real estate loans receivable acquired or originated after July 1, 2008, this increase was partially offset by a decrease of $15.4 million relating to loans receivable held for the entirety of both periods. The $15.4 million decrease is primarily due to the following: a decrease of $1.4 million related to the Petra Subordinated Loans, which became delinquent in November 2008 and were determined to be impaired as of December 31, 2008; a decrease of $0.2 million related to 200 Professional Drive Mortgage, which was determined to be impaired as of March 31, 2009; a decrease of $2.5 million, $1.7 million and $0.4 million related to the Tribeca Mezzanine Loans, 18301 Von Karman Loans and 2600 Michelson Mezzanine Loan, respectively, which were determined to be impaired as of June 30, 2009; a $0.6 million decrease related to Artisan Multifamily Portfolio Mezzanine Loans, which is primarily related to a decrease of loan discount accretion; and a decrease of $7.8 million related to the Arden Portfolio Mezzanine Loans, including $5.3 million of loan discount accretion, due to the impairment of the Arden Portfolio Mezzanine Loans in the second quarter of 2009 and our receipt of preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that had served as the collateral for the loans in July 2009.

Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR to the extent we have variable rate loans and the ability of borrowers under the real estate loans receivable scheduled to mature during the next 12 months to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $69.6 million maturing within the next 12 months.

During the three months ended September 30, 2009, we recognized $0.5 million of interest income related to our impaired loans. Please see the summary of our impaired loans and our expectation of future collections relating to these loans under the “Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2008.”

The $0.9 million net decrease in tenant reimbursements was primarily due to a decrease of $1.4 million relating to properties owned for the entirety of both periods, partially offset by increase of $0.5 million from properties acquired after July 1, 2008. The decrease of $1.4 million is due primarily to lower recovery of operating expenses caused by both the reset of tenant base years (as a result of tenant rollover) and lower recoverable property tax expenses (as a result of property tax reassessments). Our tenant reimbursements vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over time, the current deteriorating economic conditions could result in lower occupancy rates and increased tenant turnover resulting in lower tenant reimbursements. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease was signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed due to tenant rollover, tenant reimbursements generally decrease.

Of the $1.5 million net decrease in interest income from real estate securities, $0.7 million related to our floating rate CMBS and $0.8 million related to our fixed rate securities. We recognized an impairment of the full amount of the floating rate CMBS during the year ended December 31, 2008. We do not expect to receive any significant amounts of interest income on the floating rate CMBS in the future and no longer expect to recover any of the principal balance. The $0.8 million decrease related to the fixed rate securities relates to the amortization of purchase discounts on our fixed rate securities. Although, we do expect to continue to receive interest income from our fixed rate securities, the ultimate realization of interest income, our book value, or the face amount of the fixed rate securities is dependent on the performance of the underlying loans.

The $1.3 million increase in property operating, maintenance and management costs was primarily due to an increase of $1.1 million as a result of the growth in our real estate portfolio after July 1, 2008 and an increase of $0.2 million due to a general increase in utilities and other operating expenses related to properties owned for the entirety of both periods. Property operating, maintenance and management costs may continue to increase in future periods, as compared to historical periods, as a result of inflation.

The $0.3 million decrease in real estate and other property-related taxes and insurance for the three months ended September 30, 2009 was primarily a result of property tax refunds in the current quarter as a result of lower 2008 assessed values. This was offset by an increase of $0.4 million relating to the growth in our real estate portfolio after July 1, 2008.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $1.5 million increase in asset management fees is primarily due to an increase of $0.8 million from the growth in our investment portfolio after July 1, 2008 and an increase of $0.7 million relating to properties owned for the entirety of both periods, primarily relating to the National Industrial Portfolio joint venture performance fees.

The $0.4 million increase in general and administrative expenses is primarily due to increased costs related to the general growth of our company and growth of our investment portfolio. These general and administrative expenses consisted primarily of legal fees, audit fees, state and local income taxes and other professional fees.

The $1.0 million decrease in depreciation and amortization is primarily due to a decrease of $2.7 million from properties owned for the entirety of both periods, partially offset by an increase of $1.8 million from properties acquired after July 1, 2008. The $2.7 million decrease was due primarily to the amortization of tenant origination and absorption costs that were fully amortized in 2008 as a result of the leases associated with those costs expiring during 2009 or amortization and depreciation acceleration in prior periods due to early termination or renewals. Depreciation and amortization may decrease in future periods as compared to historical periods as leases expire and the tenant origination and absorption costs related to the leases are fully amortized; however, this may be offset to the extent we experience additional early termination of tenant leases in the future due to the impact of the current economic conditions.

The $3.1 million decrease in interest expense is primarily due to a $4.3 million decrease in interest expense on debt obligations outstanding during both periods, partially offset by an increase of $1.2 million from loans or repurchase agreements on investments entered into after July 1, 2008. The $4.3 million decrease is primarily due to lower interest expense on the National Industrial Portfolio mortgage and mezzanine loans. The National Industrial Portfolio mortgage and mezzanine loans are variable rate loans based on one-month LIBOR. One-month LIBOR, which averaged 2.62% during the three months ended September 30, 2008, decreased and averaged 0.27% during the three months ended September 30, 2009. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we may refinance existing indebtedness in the future.

The provision for loan losses for the three months ended September 30, 2009 represented a decrease to our loan loss reserves of $0.5 million, comprised of $1.5 million calculated on an asset-specific basis, partially offset by a reduction of $2.0 million calculated on a portfolio basis. There was no provision for loan losses for the three months ended September 30 2008.

On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans. We recognized $2.1 million of income from the unconsolidated joint venture and $0.3 million of interest income from the Arden Portfolio Mezzanine Loans during the three months ended September 30, 2009. Although there was no income from unconsolidated joint venture during the three months ended September 30, 2008, we recognized $8.1 million of interest income from real estate loans receivable relating to the Arden Portfolio Mezzanine Loans during the three months ended September 30, 2008. Please see the discussion of the Arden Portfolio Mezzanine Loans under interest income from real estate loans receivable under the “Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2008.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The following table provides summary information about our results of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	Increase Due to Acquisitions/ Originations (1)	Increase (Decrease) Due to Properties Held Throughout Both Periods (2)
	2009	2008
Rental income	$138,438	$113,845	$24,593	22%	$26,414	$(1,821)
Interest income from real estate loans receivable	45,758	50,943	(5,185)	(10)%	7,931	(13,116)
Tenant reimbursements	29,688	28,571	1,117	4%	3,376	(2,259)
Interest income from real estate securities	2,722	2,948	(226)	(8)%	849	(1,075)
Property operating, maintenance, and management costs	35,540	26,152	9,388	36%	6,507	2,881
Real estate taxes, property-related taxes, and insurance	21,306	19,292	2,014	10%	3,026	(1,012)
Asset management fees	16,666	12,056	4,610	38%	5,205	(595)
General and administrative expenses	6,213	4,119	2,094	51%	n/a	n/a
Depreciation and amortization expense	80,656	70,227	10,429	15%	14,580	(4,151)
Interest expense	46,476	48,241	(1,765)	(4)%	7,682	(9,447)
Provision for loan losses	178,594	—	178,594	100%	n/a	n/a
Other-than-temporary impairment of real estate securities	5,067	7,027	(1,960)	(28)%	n/a	n/a
Income from unconsolidated joint venture	2,089	—	2,089	100%	2,089	—

(1) Represents the dollar amount increase for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of properties and other real estate-related assets acquired on or after January 1, 2008.

(2) Represents dollar amount increase (decrease) for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 with respect to properties and other real estate-related investments owned by us during both periods.

The $24.6 million net increase in rental income was primarily due to an increase of $26.4 million from properties acquired after January 1, 2008, partially offset by a decrease of $1.8 million from properties owned for the entirety of both periods. Our rental income will vary in large part based on the occupancy rates and rental rates at the buildings in our portfolio. While we would generally expect rental income to increase over time, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.

The $5.2 million net decrease in interest income from loans receivable was primarily due to a $13.1 million decrease relating to loans receivable held for the entirety of both periods, partially offset by an increase of $7.9 million from real estate loans receivable acquired or originated after January 1, 2008. The $7.9 million increase is net of a decrease of $12.2 million of accretion of purchase discounts on the Arden Portfolio Mezzanine Loans as a result of a change in the estimated accretion period during the first quarter of 2009, the impairment of the loans as of June 30, 2009, and our receipt of preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that had served as collateral for the loans in July 2009. The $13.1 million decrease is primarily due to the following: a decrease of $7.2 million relating to the Tribeca Loans primarily as a result of the restructuring of the Tribeca Mezzanine Loans, which were determined to be impaired as of June 30, 2009; and a decrease of $4.3 million related to the Petra Subordinated Loans, which became delinquent in November 2008 and were determined to be impaired as of December 31, 2008.

Please see the discussion of the impact of fluctuations in LIBOR on our interest income above under the “Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2008.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2009, we recognized $12.7 million of interest income related to our impaired loans. The following is a summary of our impaired loans and our expectation of future collections relating to these loans:

•

Two subordinated debt loans in Petra Fund REIT Corp (“Petra”) totaling $50.0 million were fully reserved as of December 31, 2008 based on the value of Petra’s assets and its access to capital. We did not receive or recognize interest income from Petra during the nine months ended September 30, 2009 and do not expect to receive further interest income in the future.

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

•

On July 8, 2009, we entered into a joint venture that indirectly owns the properties that served as the collateral for the Arden Portfolio Mezzanine Loans. We received preferred membership interests in the joint venture. In connection with the formation of the joint venture, the mezzanine borrowers were released from liability under the loans, but the holders did not release the guarantors from their obligations related to the loans. The distribution structure of the joint venture’s operating agreement is designed to substantially reflect the priority of the former lenders that entered the joint venture and the payments the former lenders would have received under the prior mezzanine loans. We may continue receiving payments under our new investment in the form of preferred distributions that should reflect the interest we would have received as a lender; however, there can be no assurance that we will continue to receive payments in the future and our recourse is limited should we not receive our preferred distributions.

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

•

Due to difficulty leasing up the property, the borrower under the 18301 Von Karman Loans missed its debt service payment due July 1, 2009, and the borrower does not have sufficient debt service or capital reserves to meet its future debt service obligations. Based on this, we determined this loan was impaired as of June 30, 2009 and recorded a loan loss provision to reduce our investment to the estimated fair value of the collateral. On October 6, 2009, we received a deed-in-lieu of foreclosure on the collateral under this loan and will seek to lease the property and operate it as part of our commercial real estate portfolio which may result in an increase in our rental income.

•

Due to difficulty leasing the property, the borrower under the 2600 Michelson Mezzanine Loan missed its debt service payment due August 11, 2009 and indicated that it did not intend to make any future debt service payments under the loan. Consequently, we do not expect to receive further interest income in the future. Based on this, we determined this loan was impaired as of June 30, 2009 and recorded a loan loss provision to reduce our investment to the estimated fair value of the collateral.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

Due to difficulty leasing the property, the borrower under the Sandmar Mezzanine Loan has asked us to modify the terms of the loan and we have reached a preliminary agreement with the borrower to modify the terms of the loan. Because we do not expect to collect all amounts due under the contractual terms of the loan agreement as a result of this proposed modification, we recorded an impairment charge related to this loan as of September 30, 2009. We may continue receiving reduced payments under the modified agreement; however, there can be no assurance that we will continue to receive payments in the future.

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

The $1.1 million net increase in tenant reimbursements was primarily due to an increase of $3.4 million from properties acquired after January 1, 2008, partially offset by a $2.3 million decrease relating to properties owned for the entirety of both periods. The decrease of $2.3 million is due primarily to lower recovery of operating expenses caused by both the reset of tenant base years (as a result of tenant rollover) and lower recoverable property tax expenses (as a result of 2008 property tax reassessment). Our tenant reimbursements vary based on several factors discussed above under the “Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2008.”

The $0.2 million net decrease in interest income from real estate securities was primarily due to an decrease of $1.1 million related to interest income received or recognized from our floating rate CMBS, which was owned in both periods, partially offset by a $0.8 million increase in interest income from our fixed rate securities, which was purchased in June 2008. We recognized an impairment of the full amount of the floating rate CMBS during the year ended December 31, 2008. We do not expect to receive any significant amounts of interest income on the floating rate CMBS in the future and no longer expect to recover any of the principal balance. Although we do expect to continue to receive interest income from our fixed rate securities, the ultimate realization of interest income, our book value, or the face amount of the fixed rate securities is dependent on the performance of the underlying loans.

The $9.4 million increase in property operating, maintenance and management costs was primarily due to an increase of $6.5 million as a result of the growth in our real estate portfolio during 2008 and an increase of $2.9 million due to an increase of repairs and maintenance, bad debt expense, and other operating expenses related to properties owned for the entirety of both periods. Property operating, maintenance and management costs may continue to increase in future periods, as compared to historical periods, as a result of inflation.

The $2.0 million increase in real estate and other property-related taxes and insurance for the nine months ended September 30, 2009 was primarily a result of the growth in our real estate portfolio during 2008.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $4.6 million increase in asset management fees for the nine months ended September 30, 2009 was primarily due to the growth in our investment portfolio during 2008.

The $2.1 million increase in general and administrative expenses is primarily due to increased costs related to the general growth of our company and growth of our investment portfolio. These general and administrative expenses consisted primarily of legal fees, audit fees, state and local income taxes and other professional fees.

The $10.4 million increase in depreciation and amortization is primarily due to an increase of $14.6 million from properties acquired after January 1, 2008, partially offset by a decrease of $4.2 million from properties owned for the entirety of both periods. The $4.2 million decrease was due primarily to the amortization of tenant origination and absorption costs that were fully amortized in 2008 as a result of the leases associated with those costs expiring during 2009 or amortization and depreciation acceleration in prior periods due to early termination or renewals. Depreciation and amortization may decrease in future periods as compared to historical periods as leases expire and the tenant origination and absorption costs related to the leases are fully amortized; however, this may be offset to the extent we experience additional early termination of tenant leases in the future due to the impact of the current economic conditions.

The $1.8 million decrease in interest expense is primarily due to a decrease of $9.4 million in interest expense on debt obligations outstanding during both periods, partially offset by an increase of $7.7 million from loans or repurchase agreements on investments entered into after January 1, 2008. The $9.4 million decrease is primarily due to lower interest expense on the National Industrial Portfolio mortgage and mezzanine loans. The National Industrial Portfolio mortgage and mezzanine loans are variable rate loans based on one-month LIBOR. One-month LIBOR, which averaged 2.83% during the nine months ended September 30, 2008, decreased and averaged 0.37% during the nine months ended September 30, 2009. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we may refinance existing indebtedness in the future.

The provision for loan losses for the nine months ended September 30, 2009 increased by $178.6 million from the nine months ended September 30, 2008 due to the determination that the 200 Professional Drive Mortgage was impaired as of March 31, 2009; the determination that the Tribeca Mezzanine Loans, 18301 Von Karman Loans, Arden Portfolio Mezzanine Loans and 2600 Michelson Mezzanine Loan were impaired as of June 30, 2009; and the determination that the Sandmar Mezzanine Loan was impaired as of September 30, 2009.

We recognized an other-than-temporary impairment related to real estate securities of $5.1 million for the nine months ended September 30, 2009 compared to a $7.0 million impairment for the nine months ended September 30, 2008. The impairment recognized in 2008 related to our floating rate securities. The impairment recognized in 2009 related to our fixed rate securities, which were acquired in June 2008. Continued stress in the economy in general and the CMBS market in particular have impacted CMBS prices resulting in a lower valuation for our securities and could result in other-than-temporary impairments on our fixed rate securities in the future.

On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans. We recognized $2.1 million of income from the unconsolidated joint venture and $6.9 million of interest income from the Arden Portfolio Mezzanine Loans during the nine months ended September 30, 2009. Although there was no income from unconsolidated joint venture during the nine months ended September 30, 2008, we recognized $21.0 million of interest income from real estate loans receivable relating to the Arden Portfolio Mezzanine Loans during the nine months ended September 30, 2008. Please see the discussion of the Arden Portfolio Mezzanine Loans under interest income from real estate loans receivable above.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$3,580	$13,113	$(169,509)	$15,228
Add:
Net loss attributable to noncontrolling interest	15	675	482	2,522
Depreciation of real estate assets	10,482	9,017	30,697	23,864
Amortization of lease-related costs	14,407	16,840	49,959	46,363
Deduct:
Adjustments for noncontrolling interest—consolidated entity (1)	(1,399)	(1,670)	(4,080)	(5,277)

FFO	$27,085	$37,975	$(92,451)	$82,700

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $513 and $493 for the three months ended September 30, 2009 and 2008, respectively; and $1,530 and $1,457 for the nine months ended September 30, 2009 and 2008, respectively. Its share of amortization of lease-related costs was $886 and $1,177 for the three months ended September 30, 2009 and 2008, respectively; and $2,550 and $3,820 for the nine months ended September 30, 2009 and 2008, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Set forth below is additional information related to certain noncash items included in our net income (loss) above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Noncash Items Included in Net Income (Loss):

•

Revenues in excess of actual cash received as a result of straight-line rent and amortization of lease incentives of $1.1 million (net of amount attributable to noncontrolling interest of $52,000) for the three months ended September 30, 2009 and $1.1 million (net of amount attributable to noncontrolling interest of $55,000) for the three months ended September 30, 2008; and $3.6 million (net of amount attributable to noncontrolling interest of $0.1 million) for the nine months ended September 30, 2009 and $3.5 million (net of amount attributable to noncontrolling interest of $0.2 million) for the nine months ended September 30, 2008;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $1.6 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended September 30, 2009 and $1.7 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended September 30, 2008; and $5.5 million (net of amount attributable to noncontrolling interest of $0.6 million) for the nine months ended September 30, 2009 and $4.2 million (net of amount attributable to noncontrolling interest of $0.8 million) for the nine months ended September 30, 2008;

•

Interest income from the accretion of discounts on real estate loans receivable and real estate securities, net of amortization of closing costs and origination fee, which is a component of interest income, of $0.3 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively, and $2.7 million and $16.2 million for the nine months ended September 30, 2009 and 2008, respectively;

•

Reduction of interest income from the amortization of the purchase price of interest rate floors related to loans receivable of approximately $0.3 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.9 million (net of amount attributable to noncontrolling interest of $0.1 million) for the three months ended September 30, 2009 and $2.2 million (net of amount attributable to noncontrolling interest of $0.2 million) for the three months ended September 30, 2008; and $3.7 million (net of amount attributable to noncontrolling interest of $0.6 million) for the nine months ended September 30, 2009 and $5.5 million (net of amount attributable to noncontrolling interest of $0.7 million) for the nine months ended September 30, 2008;

•

Provision for loan losses related to our real estate loans receivable represented a decrease of $0.5 million and an increase $178.6 million for our loan loss reserves for the three and nine months ended September 30, 2009, respectively, and;

•	Other-than-temporary impairments related to our real estate securities of $5.1 million and $7.0 million for the nine months ended September 30 2009 and 2008, respectively.

Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements, and deferred leasing costs. Tenant improvements and capital expenditures totaled $5.5 million and $16.9 million while leasing commissions were $2.1 million and $6.5 million for the three and nine months ended September 30, 2009, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2009 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
			Cash	Reinvested	Total
First Quarter 2009	$30,625	$0.172	$13,644	$16,975	$30,619	$17,780
Second Quarter 2009	30,904	0.175	14,454	16,785	31,239	33,833
Third Quarter 2009	23,609	0.132	12,927	13,189	26,116	24,550

	$85,138	$0.479	$41,025	$46,949	$87,974	$76,163

(1) Distributions for the period from January 1, 2009 through June 30, 2009 and July 1, 2009 through September 30, 2009 are based on daily record dates and are calculated at a rate of $0.0019178 and $0.00143836 per share per day, respectively.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.

For the nine months ended September 30, 2009, we paid aggregate distributions of $88.0 million, including $41.0 million of distributions paid in cash and $47.0 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2009 was ($92.5) million and we funded the net cash distributions from net cash flow from operations of $76.2 million and operating cash reserves. Please see the reconciliation of FFO to net income (loss) above.

During the past 12 months, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. Increases in rental concessions given to retain tenants and maintain our above-market occupancy level, which is important to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. The decline in LIBOR, which is used to calculate the interest due to us on certain of our debt investments, directly reduces the interest income we earn on those investments. LIBOR has fallen from approximately 5.5% two years ago to 0.2% as of September 30, 2009. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units securing certain loans have caused cash flows to decline and/or may result in additional declines. As a result of these factors, our board of directors declared distributions based on daily records dates for July 2009 through November 2009 at an annualized distribution rate of 5.25%. In addition, these factors could result in further decreases to distributions in future periods.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook—Real Estate and Real Estate Finance Markets” and “Results of Operations,” herein, and the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, the risks identified in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and the risks identified in our Current Report on Form 8-K filed on July 9, 2009. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A disclosure of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our policies during 2009, except as follows:

Investment in Unconsolidated Joint Venture

On July 8, 2009, we released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by us at fair value of $0. We account for our preferred membership interests in the real estate joint venture under the equity method of accounting since we are not the primary beneficiary of the joint venture but do have more than a minor interest. Since we will most likely only receive preferred distributions equivalent to the interest income we would have earned on our mezzanine loan investments, our application of the equity method of accounting to these preferred interests results in us recording all distributions received as income. We do not record our share of the changes in the book value of the joint venture as we are not required to absorb losses and do not expect increases in the book value of the joint venture to have any material impact on the cash flows we will receive over the course of the investment. During the three and nine months ended September 30, 2009, we recognized $2.1 million of preferred distributions as income from unconsolidated joint venture.

Real Estate Securities

We classify our investments in real estate securities as available-for-sale, since we may sell them prior to their maturity but do not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, we may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed and the actual realized gain (loss) recognized.

On a quarterly basis, we evaluate our real estate securities for impairment. We review the projected future cash flows under these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on our quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than our amortized cost basis, an other-than-temporary impairment is deemed to have occurred.

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

Beginning April 1, 2009, we are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our real estate securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of our amortized cost basis. We calculate the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 1, 2009, we recognized a cumulative transition adjustment of $14.8 million as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss) and to the amortized cost basis of our real estate securities. The transition adjustment was calculated as the difference between the present value of our estimated cash flows for our real estate securities as of April 1, 2009 discounted at the yield used to recognize income prior to the recognition of any other-than-temporary impairments and the April 1, 2009 amortized cost basis of the securities, which reflects the cumulative other-than-temporary impairment losses that have been recorded on our real estate securities that are not related to credit. Although we increased our amortized cost basis in the securities as a result of this transition adjustment, the securities are ultimately presented at fair value in the accompanying consolidated balance sheets with differences between fair value and amortized cost basis presented as unrealized gains or losses in accumulated other comprehensive income (loss) within the equity section of the accompanying consolidated balance sheets.

During the nine months ended September 30, 2009, we recognized other-than-temporary impairments on our real estate securities of $5.1 million, all of which were recognized prior to April 1, 2009. On April 1, 2009, through our cumulative transition adjustment, we effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheets. We did not recognize other-than-temporary impairments on our real estate securities during the three months ended September 30, 2009. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual impairment losses could materially differ from these estimates.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, we utilize quoted market prices from an independent third-party source to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This update provides amendments to the ASC for the fair value measurement of liabilities. In circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. These amendments to the ASC are effective upon issuance and did not have a significant impact on our financial statements.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued. The accompanying consolidated financial statements were issued on November 11, 2009.

Distributions Paid

On October 15, 2009, we paid distributions of $7.7 million, which related to distributions declared for each day in the period from September 1, 2009 through September 30, 2009.

Distributions Declared

On August 10, 2009, our board of directors declared distributions based on daily record dates for the period from October 1, 2009 through October 31, 2009, which we expect to pay in November 2009. On October 23, 2009, our board of directors declared distributions based on daily record dates for the period from November 1, 2009 through November 30, 2009, which we expect to pay in December 2009. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share. Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by us from January 1, 2006 through the period ending November 30, 2009 exceeds the amount of our funds from operations (as defined by our advisory agreement) from January 1, 2006 through November 30, 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2009, the fair value and carrying value of our fixed rate real estate loans receivable were $161.0 million and $259.9 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At September 30, 2009, the fair value of our fixed rate debt was $513.3 million and the carrying value of our fixed rate debt was $534.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2009. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable, as well as our investment in preferred membership interests in an unconsolidated joint venture, would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2009, we were exposed to market risks related to fluctuations in interest rates on $765.9 million of our $971.6 million of variable rate debt outstanding, after giving consideration to the impact of interest swap agreements on approximately $205.7 million of our variable rate debt. Based on interest rates as of September 30, 2009, if interest rates were 100 basis points higher or lower during the 12 months ended September 30, 2010, interest expense on our variable rate debt outstanding would be increased or decreased by approximately $7.7 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at September 30, 2009 we were exposed to market risks related to fluctuations in interest rates on $581.0 million of variable rate loans receivable, of which $66.3 million are subject to interest rate floors. Based on interest rates as of September 30, 2009, if interest rates were 100 basis points higher or lower during the 12 months ended September 30, 2010, interest income would be increased or decreased by approximately $5.1 million. At September 30, 2009, we were exposed to market risks related to fluctuations in interest rates with respect to our investment in preferred membership interests in an unconsolidated joint venture. Based on interest rates as of September 30, 2009, if interest rates were 100 basis points higher or lower during the 12 months ended September 30, 2010, income from the preferred membership interests in the unconsolidated joint venture would be increased or decreased by $1.7 million.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at September 30, 2009 were 11.3% and 5.1%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at September 30, 2009, using the interest method, that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2009 were 5.7% and 3.9%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2009 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of September 30, 2009, where applicable.

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

Please see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, the risks identified in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and the risks identified in our Current Report on Form 8-K filed on July 9, 2009.

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

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2009, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2009	385,758	$9.31	(3)
February 2009	651,887	$9.35	(3)
March 2009	1,512,183	$9.34	(3)
April 2009	64,143	$9.99	(3)
May 2009	86,345	$9.98	(3)
June 2009	69,956	$9.99	(3)
July 2009	111,324	$9.98	(3)
August 2009	190,630	$9.96	(3)
September 2009	470,303	$9.55	(3)

Total	3,542,529

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

(2)	Pursuant to the program, as amended, and to the extent shares are eligible for redemption, until we establish an estimated value per share, we redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years;

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years; and

•

Notwithstanding the above, until we establish an estimated value per share, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price is the amount paid to acquire the shares from us.

Once we establish an estimated value per share, the redemption price for all stockholders will be equal to the estimated value per share. We expect to establish an estimated value per share that is not based on the price to acquire common stock in its initial public offering in November 2009.

(3)	We limit the dollar value of shares that may be redeemed under the program as described above.

In addition to the redemptions under the share redemption program described above, as of September 30, 2009, we repurchased 6,331 shares of our common stock at $10.00 per share for an aggregate price of $63,316.

Item 3.	Defaults upon Senior Securities

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 4.	Submission of Matters to a Vote of Security Holders

a)	On July 14, 2009, we held our annual meeting of stockholders at The Island Hotel, Yorba Room, 690 Newport Center Drive, Newport Beach, California.

b)	Our stockholders elected the following individuals to the board of directors: Charles J. Schreiber, Jr., Peter McMillan III, Hank Adler, Barbara R. Cambon, and Stuart A. Gabriel, PhD.

c)	The number of votes cast for and votes withheld from each of the director nominees was as follows:

Name	Votes For	Votes Withheld
Charles J. Schreiber, Jr.	87,427,779	1,867,431
Peter McMillan III	87,439,501	1,855,709
Hank Adler	87,363,426	1,931,784
Barbara R. Cambon	87,379,004	1,916,206
Stuart A. Gabriel, PhD	87,414,257	1,880,953

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

4.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.1	Amendment no. 7 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of August 10, 2009, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009

10.2	Amendment no. 8 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of October 23, 2009

10.3	Advisory Agreement between the Company and KBS Capital Advisors, dated November 8, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 11, 2009	By:	/s/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board,
Chief Executive Officer and Director

Date: November 11, 2009	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer