Form 10-Q
period 2010-03-31
KBS Real Estate Investment Trust, Inc.
filed 2010-05-17
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010, there were 181,376,427 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Real estate held for investment:
Land (including from VIE of $71,180 and $71,180, respectively)	$273,920	$273,920
Buildings and improvements (including from VIE of $382,566 and $383,027, respectively)	1,581,106	1,577,721
Tenant origination and absorption costs (including from VIE of $21,834 and $31,142, respectively)	112,438	124,148

Total real estate held for investment, at cost	1,967,464	1,975,789
Less accumulated depreciation and amortization (including from VIE of $42,649 and $47,779, respectively)	(180,664)	(172,874)

Total real estate held for investment, net	1,786,800	1,802,915
Real estate held for sale, net	25,389	25,688
Foreclosed real estate held for sale	90,606	—

Total real estate, net	1,902,795	1,828,603
Real estate loans receivable, net	612,299	665,776
Real estate securities	14,260	12,948

Total real estate and real estate-related investments, net	2,529,354	2,507,327
Cash and cash equivalents (including from VIE of $1,259 and $4,753, respectively)	50,070	55,429
Restricted cash (including from VIE of $5,741 and $5,578, respectively)	6,647	6,484
Rents and other receivables, net (including from VIE of $4,798 and $3,731, respectively)	28,357	23,387
Above-market leases, net (including from VIE of $858 and $1,915, respectively)	10,841	13,070
Assets related to real estate held for sale	1,168	1,141
Deferred financing costs, prepaid expenses and other assets (including from VIE of $15,729 and $15,491, respectively)	37,400	33,173

Total assets	$2,663,837	$2,640,011

Liabilities and equity
Notes payable and repurchase agreements:
Notes payable (including from VIE of $438,105 and $437,478, respectively)	$1,200,072	$1,199,446
Repurchase agreements	279,380	287,274
Notes payable related to real estate held for sale	18,000	18,000
Notes payable related to foreclosed real estate held for sale	39,212	—

Total notes payable and repurchase agreements	1,536,664	1,504,720
Accounts payable and accrued liabilities (including from VIE of $2,671 and $2,329, respectively)	23,385	23,935
Due to affiliates	6,987	6,481
Distributions payable	8,057	7,991
Below-market leases, net (including from VIE of $1,303 and $1,871, respectively)	24,405	26,568
Liabilities related to real estate held for sale	629	1,382
Other liabilities (including from VIE of $861 and $3,425, respectively)	23,008	19,573

Total liabilities	1,623,135	1,590,650

Commitments and contingencies (Note 16)
Redeemable common stock	66,886	56,741
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 180,886,264 and 179,431,593 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,809	1,794
Additional paid-in capital	1,548,489	1,548,512
Cumulative distributions and net losses	(564,711)	(545,805)
Accumulated other comprehensive loss	(15,446)	(16,668)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	970,141	987,833
Noncontrolling interest	3,675	4,787

Total equity	973,816	992,620

Total liabilities and equity	$2,663,837	$2,640,011

The abbreviation VIE above means variable interest entities.

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$44,059	$47,839
Tenant reimbursements	8,302	10,631
Interest income from real estate loans receivable	11,118	18,517
Interest income from real estate securities	780	1,134
Parking revenues and other operating income	969	718

Total revenues	65,228	78,839

Expenses:
Operating, maintenance, and management	12,377	12,595
Real estate taxes, property-related taxes, and insurance	7,421	7,175
Asset management fees to affiliate	5,265	5,637
General and administrative expenses	1,659	1,502
Depreciation and amortization	21,780	30,524
Interest expense	14,263	15,518
Provision for loan losses	(48)	3,057
Other-than-temporary impairments of real estate securities	—	5,067

Total expenses	62,717	81,075

Other income (expense)
Income from unconsolidated joint venture	1,901	—
Other interest income	30	75
Loss on derivative instruments	—	(6)

Total other income	1,931	69

Income (loss) from continuing operations	4,442	(2,167)
Income from discontinued operations	103	95

Net income (loss)	4,545	(2,072)
Net (income) loss attributable to noncontrolling interest	(127)	221

Net income (loss) attributable to common stockholders	$4,418	$(1,851)

Net income (loss) per common share, basic and diluted	$0.02	$(0.01)

Weighted-average number of common shares outstanding, basic and diluted	180,310,833	177,410,965

Distributions declared per common share	$0.129	$0.170

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2009 and Three Months Ended March 31, 2010 (unaudited)

(dollars in thousands)

			Additional	Cumulative Distributions and	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Common Stock		Paid-in	Net Income
	Shares	Amounts	Capital	(Losses)
Balance, December 31, 2008	177,002,778	$1,770	$1,528,718	$(268,808)	$(6,539)	$1,255,141	$12,051	$1,267,192
Comprehensive loss:
Net loss	—	—	—	(182,966)	—	(182,966)	(3,369)	(186,335)
Unrealized change in market value on real estate securities	—	—	—	—	4,973	4,973	—	4,973
Unrealized losses on derivative instruments	—	—	—	—	(322)	(322)	(38)	(360)

Total comprehensive loss						(178,315)	(3,407)	(181,722)
Cumulative transition adjustment to real estate securities	—	—	—	14,780	(14,780)	—	—	—
Noncontrolling interest contribution	—	—	—	—	—	—	427	427
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,284)	(4,284)
Issuance of common stock	6,256,333	62	58,173	—	—	58,235	—	58,235
Redemptions of common stock	(3,827,518)	(38)	(35,898)	—	—	(35,936)	—	(35,936)
Transfers to redeemable common stock	—	—	(833)	—	—	(833)	—	(833)
Distributions declared	—	—	—	(108,811)	—	(108,811)	—	(108,811)
Commissions on stock issuances	—	—	(1,494)	—	—	(1,494)	—	(1,494)
Other offering costs	—	—	(154)	—	—	(154)	—	(154)

Balance, December 31, 2009	179,431,593	$1,794	$1,548,512	$(545,805)	$(16,668)	$987,833	$4,787	$992,620
Comprehensive income:
Net income	—	—	—	4,418	—	4,418	127	4,545
Unrealized gains on real estate securities	—	—	—	—	1,507	1,507	—	1,507
Unrealized losses on derivative instruments	—	—	—	—	(285)	(285)	(17)	(302)

Total comprehensive income						5,640	110	5,750
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,222)	(1,222)
Issuance of common stock	1,584,853	28	11,334	—	—	11,362	—	11,362
Redemptions of common stock	(130,182)	(13)	(920)	—	—	(933)	—	(933)
Transfers to redeemable common stock	—	—	(10,145)	—	—	(10,145)	—	(10,145)
Distributions declared	—	—	—	(23,324)	—	(23,324)	—	(23,324)
Commissions on stock issuances	—	—	(282)	—	—	(282)	—	(282)
Other offering costs	—	—	(10)	—	—	(10)	—	(10)

Balance, March 31, 2010	180,886,264	$1,809	$1,548,489	$(564,711)	$(15,446)	$970,141	$3,675	$973,816

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$4,545	$(2,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from unconsolidated joint venture	(1,901)	—
Distribution of earnings from unconsolidated joint venture	1,901	—
Depreciation and amortization	21,780	30,524
Depreciation and amortization from discontinued operations	325	358
Amortization of investment in master lease	214	215
Noncash interest income on real estate-related investments	(455)	(2,094)
Provision for loan losses	(48)	3,057
Other-than-temporary impairments of real estate securities	—	5,067
Deferred rent	(2,388)	(1,280)
Bad debt expense	719	325
Amortization of deferred financing costs	622	1,625
Amortization of above- and below-market leases, net	23	(2,508)
Amortization of cost of derivative instruments	(1)	886
Unrealized loss on derivative instruments	—	6
Other amortization	128	—
Changes in operating assets and liabilities:
Decrease in restricted cash for operational expenditures	2,083	—
Rents and other receivables	(4,269)	(4,791)
Prepaid expenses and other assets	(5,285)	(5,105)
Accounts payable and accrued liabilities	(4,859)	(1,776)
Due to affiliates	506	768
Other liabilities	(6,895)	(5,425)

Net cash provided by operating activities	6,745	17,780

Cash Flows from Investing Activities:
Additions to real estate	(3,867)	(3,507)
Extension fees related to real estate loans receivable	3,462	—
Advances on real estate loans receivable	(208)	(1,389)
Principal repayments on real estate loans receivable	12,800	17,884
Increase in restricted cash for capital expenditures	(2,246)	—

Net cash provided by investing activities	9,941	12,988

Cash Flows from Financing Activities:
Proceeds from notes payable	628	45,871
Principal payments on notes payable	—	(28,228)
Principal payments on repurchase agreements	(7,894)	(9,640)
Payments of deferred financing costs	(436)	(601)
Payments to redeem common stock	(933)	(23,312)
Payments of commissions on stock issuances and related dealer manager fees	(282)	(432)
Payments of other offering costs	(10)	(65)
Distributions paid to common stockholders	(11,896)	(13,644)
Distributions paid to noncontrolling interest	(1,222)	(1,035)

Net cash used in financing activities	(22,045)	(31,086)

Net decrease in cash and cash equivalents	(5,359)	(318)
Cash and cash equivalents, beginning of period	55,429	45,639

Cash and cash equivalents, end of period	$50,070	$45,321

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

1. ORGANIZATION

KBS Real Estate Investment Trust, Inc. (the “Company”) was formed on June 13, 2005 as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) commencing with the taxable year that ended December 31, 2006. Substantially all of the Company’s assets are held by, and the Company conducts substantially all of its operations through, KBS Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company is the sole general partner of and directly owns a 99% partnership interest in the Operating Partnership. The Company’s wholly owned subsidiary, KBS REIT Holdings LLC, a Delaware limited liability company (“KBS REIT Holdings”), owns the remaining 1% partnership interest in the Operating Partnership and is its sole limited partner.

The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2010, the Company owned 65 real estate properties (including one industrial property held for sale), one master lease, 14 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of March 31, 2010, the Company owned a condominium project consisting of 27 condominium units and two retail spaces, all of which were acquired through foreclosure and are currently held for sale.

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

The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of March 31, 2010, the Company had sold 15,345,128 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $140.9 million. Also as of March 31, 2010, the Company had redeemed 5,588,358 shares sold in the Offering for $52.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

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

The Company identifies its noncontrolling interests as a separate component of equity in the Company’s consolidated balance sheets. Net income (loss) attributable to noncontrolling interests are allocated based on their relative ownership percentage and are excluded from net income (loss) attributable to common stockholders. All significant intercompany balances and transactions are eliminated in consolidation. The Company evaluates the need to consolidate joint ventures and consolidates joint ventures that it determines to be variable interest entities (“VIE”) for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be VIE, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

In June 2009, the FASB updated ASC Topic 810, Consolidation, to amend existing consolidation guidance for VIE, require ongoing reassessment to determine whether a VIE must be consolidated, and require additional disclosures regarding involvement with VIE and any significant changes in risk exposure due to that involvement. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to the VIE. Upon adoption on January 1, 2010, the Company reassessed its investment in the National Industrial Portfolio joint venture, and based on the evaluation performed, the Company has concluded that there is no change from its initial assessment and that the Company should continue to consolidate the entity. See Note 13, “Consolidated Joint Venture and Noncontrolling Interest.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. In addition, the Company has classified one property as held for sale as of March 31, 2010. As a result, certain adjustments were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.

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

During the three months ended March 31, 2010 and 2009, the Company recognized deferred rent from tenants of $2.4 million and $1.3 million, respectively. These excess amounts for the three months ended March 31, 2010 and 2009 were net of $0.1 million and $3,000 of lease incentive amortization, respectively. As of March 31, 2010 and December 31, 2009, the cumulative deferred rent balance was $20.5 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.2 million and $6.5 million of unamortized lease incentives as of March 31, 2010 and December 31, 2009, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including straight-line rent, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the three months ended March 31, 2010 and 2009, the Company recorded bad debt expense related to its tenant receivables of $0.7 million and $0.3 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recorded to income tax expense. During the three months ended March 31, 2010, the Company did not consummate any business combinations.

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

March 31, 2010

(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the three months ended March 31, 2010 and 2009.

Real Estate Held for Sale and Discontinued Operations

The Company generally considers non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and reported at the lower of its carrying value or its estimated fair value less costs to sell. Additionally, the Company records the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Company intends to market for sale in the near term. Foreclosed real estate held for sale is recorded at the lower of the carrying value of the loan immediately prior to foreclosure or the estimated fair value of the real estate (net of liabilities assumed) less costs to sell. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell, if any, is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in the Company’s consolidated statements of operations. The gain or loss on final disposition of foreclosed real estate held for sale will be recorded as other income and is considered income (loss) from continuing operations as it represents the final stage of the Company’s loan collection process.

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

March 31, 2010

(unaudited)

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

Investment in Unconsolidated Joint Venture

On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounts for its preferred membership interests in the real estate joint venture under the equity method of accounting since the Company is not the primary beneficiary of the joint venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the joint venture as it is not required to absorb losses and does not expect increases in the book value of the joint venture to have any material impact on the cash flows it will receive over the course of the investment. During the three months ended March 31, 2010, the Company recognized $1.9 million of preferred distributions as income from unconsolidated joint venture.

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

March 31, 2010

(unaudited)

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

Since April 1, 2009, as a result of adopting a new accounting principle, the Company is required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

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

During the three months ended March 31, 2010, the Company did not recognize any other-than temporary impairments on its real estate securities. During the three months ended March 31, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

For further information regarding the Company’s derivative instruments, see Note 10, “Derivative Instruments.”

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of March 31, 2010 and December 31, 2009, the Company’s deferred financing costs were $4.0 million and $4.2 million, respectively, net of amortization.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

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

March 31, 2010

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

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.

•

During each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year less amounts the Company deems necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to the Company’s investments in real estate properties; reserves required by financings of the Company’s investments in real estate properties; and funding obligations under the Company’s real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with the stockholder’s death, “qualifying disability” or “determination of incompetence”, the Company will honor such redemptions to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

On November 20, 2009, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $7.17 based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2009. In accordance with the share redemption program, effective for the November 30, 2009 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.17 per share. In addition, shares issued under the dividend reinvestment plan subsequent to November 20, 2009, were issued at a price of $7.17 per share.

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

March 31, 2010

(unaudited)

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

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder upon the stockholder’s death, “qualifying disability” or “determination of incompetence” and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program under these special circumstances is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in the accompanying consolidated balance sheets.

The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder upon the stockholder’s death, “qualifying disability” or “determination of incompetence.” When the Company determines it has a mandatory obligation to redeem shares under the share redemption program, it classifies such obligations from temporary equity to a liability based upon their respective settlement values. On March 25, 2009, the Company adopted an amended and restated share redemption program (which became effective on April 26, 2009) that changed the Company’s mandatory obligation to redeem shares under the program. Prior to the effectiveness of the amended and restated share redemption program, a stockholder could redeem a share at his or her own option to the extent of the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. Upon effectiveness of the amended and restated share redemption program, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company’s obligation to redeem shares is limited to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year in excess of amounts the Company determines are necessary to fund current and future funding obligations of the Company, as defined by the amended and restated share redemption program. When shares are tendered for redemption and the Company determines that it has a redemption obligation under the amended and restated share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

The Company limits the dollar value of shares that may be redeemed under the program as described above. However, based on 2010 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company does not expect to have funds available for the redemption program in 2010. During the three months ended March 31, 2010, the Company redeemed $0.9 million of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it has not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2010 or any previous periods.

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

Asset management fees to affiliate (including amounts incurred related to real estate held for sale) totaled $5.3 million and $5.7 million for the three months ended March 31, 2010 and 2009, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment shall either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. Beginning with the fourth quarter of 2009, the Company excluded its investments in the Petra Fund REIT Corp. subordinated debt and the 2600 Michelson Mezzanine Loan from the calculation of asset management fees and will do so in future periods. As of March 31, 2010, the Company has not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2010 and 2009, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2010 and 2009, and was based on daily record dates for distributions from January 1, 2009 through March 31, 2009 of $0.0019178 per share per day and from January 1, 2010 through March 31, 2010 of $0.00143836 per share per day. Each day during the periods from January 1, 2009 through March 31, 2009 and January 1, 2010 through March 31, 2010 was a record date for distributions.

Industry Segments

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 15, “Segment Information.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

3. REAL ESTATE HELD FOR INVESTMENT

As of March 31, 2010, the Company’s portfolio of real estate held for investment (including properties held through a consolidated joint venture) was comprised of approximately 20.6 million rentable square feet and was 85% leased. The properties are located in 23 states and include office and industrial properties. The following table summarizes our investments in real estate as of March 31, 2010 and December 31, 2009 (in thousands):

Property	Land	Building	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2010:
Office	$149,469	$915,906	$66,544	$1,131,919
Industrial (wholly owned)	53,271	279,477	24,060	356,808
Industrial (held through consolidated joint venture)	71,180	385,723	21,834	478,737

Cost	$273,920	$1,581,106	$112,438	$1,967,464
Accumulated depreciation/amortization	—	(124,898)	(55,766)	(180,664)

Net Amount	$273,920	$1,456,208	$56,672	$1,786,800

As of December 31, 2009:
Office	$149,469	$912,446	$67,185	$1,129,100
Industrial (wholly owned)	53,271	279,091	25,821	358,183
Industrial (held through consolidated joint venture)	71,180	386,184	31,142	488,506

Cost	$273,920	$1,577,721	$124,148	$1,975,789
Accumulated depreciation/amortization	—	(112,566)	(60,308)	(172,874)

Net Amount	$273,920	$1,465,155	$63,840	$1,802,915

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2010, the leases have remaining terms of up to 12.0 years with a weighted-average remaining term of 3.3 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.8 million and $5.0 million as of March 31, 2010 and December 31, 2009, respectively.

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of March 31, 2010 for the years ending December 31 is as follows (in thousands):

April 1, 2010 through December 31, 2010	$113,702
2011	133,505
2012	109,897
2013	90,885
2014	74,185
Thereafter	189,370

$711,544

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

For the three months ended March 31, 2010, no tenant represented over 6% and no industry represented over 9% of the Company’s annualized base rent. The Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of March 31, 2010, the Company had a bad debt reserve of $2.2 million, which represents less than 2% of annualized base rent. As of March 31, 2010, the Company has 12 tenants with rent balances outstanding for over 90 days, all of which are included in this reserve.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2010 and December 31, 2009, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2010	December, 31 2009	March 31, 2010	December, 31 2009	March 31, 2010	December, 31 2009
Cost	$112,438	$124,148	$22,519	$23,935	$40,670	$42,754
Accumulated Amortization	(55,766)	(60,308)	(11,678)	(10,865)	(16,265)	(16,186)

Net Amount	$56,672	$63,840	$10,841	$13,070	$24,405	$26,568

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
Amortization	$(7,167)	$(14,572)	$(2,228)	$(1,593)	$2,162	$4,048

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

5. REAL ESTATE LOANS RECEIVABLE

As of March 31, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Type	Outstanding Principal	Book Value as of		Contractual Interest Rate as of March 31, 2010 (2)	Weighted Average Annualized Effective Interest Interest Rate (2)	Weighted Average Maturity in Years (3)
	Balance as of March 31, 2010 (1)	March 31, 2010	December 31, 2009
Fixed Rate
Mezzanine loans	$75,000	$68,975	$105,095	8.00% - 12.00%	9.81%	4.1
Mortgage loans	30,600	24,943	24,823	6.54%	10.10%	7.6
Subordinated debt	50,000	50,000	50,000	11.50%	0.00%	—
B-notes	24,000	17,371	17,234	5.78% - 6.05%	11.37%	7.5

	179,600	161,289	197,152

Variable Rate
Mezzanine loans	496,573	491,366	520,087	(4)	5.79%	1.0
Mortgage loans	51,123	51,112	59,015	(4)	10.32%	1.1

	547,696	542,478	579,102

	727,296	703,767	776,254
Reserve for loan losses (5)	—	(91,468)	(110,478)

Total real estate loans receivable	$727,296	$612,299	$665,776

(1) Outstanding principal balance as of March 31, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.

(2) Contractual interest rate represents the range of the stated interest rates on the face of the loans. Weighted average annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment during 2010. The annualized effective interest rates and contractual interest rates presented are for the three months ended March 31, 2010.

(3) Weighted average maturity dates are based on the maturity dates of the respective loans as of March 31, 2010.

(4) The contractual interest rates of these loans are based on one-month LIBOR plus a fixed spread. The spread on the mezzanine and mortgage loans range from 2.50% to 5.20% and 2.50% to 3.00%, respectively.

(5) See “—Reserve for Loan Losses.”

The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2010 (in thousands):

Real estate loans receivable, net - December 31, 2009	$665,776
Principal repayments received on real estate loans receivable	(12,800)
Advances on real estate loans receivable	208
Extension fees received on real estate loans receivable	(3,462)
Accretion of discounts on purchased real estate loans receivable	922
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(271)
Change in loan loss reserve	19,010
Receipt of Tribeca Building in lieu of foreclosure	(57,084)

Real estate loans receivable, net - March 31, 2010	$612,299

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

For the three months ended March 31, 2010 and 2009, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Contractual interest income	$10,467	$15,763
Interest income from interest rate floor agreements	—	1,597
Accretion of purchase discounts	922	2,787
Amortization of origination fees and costs and acquisition costs	(271)	(864)
Amortization of cost of interest rate floor agreements	—	(766)

Interest income from real estate loans receivable	$11,118	$18,517

As of March 31, 2010, the Company has outstanding funding commitments of $11.0 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.

As of March 31, 2010 and December 31, 2009, interest receivable from real estate loans receivable was $2.7 million and $1.6 million, respectively, and is included in rents and other receivables.

Certain of our real estate loans receivable have extension options available to the borrowers. The following is a schedule of current and fully extended maturities for all real estate loans receivable outstanding as of March 31, 2010 (in thousands):

	Current Maturity (1)		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value before Reserve for Loan Losses	Face Value (Funded)	Book Value before Reserve for Loan Losses
April 1, 2010 through December 31, 2010	$191,123	$189,184	$65,771	$65,776
2011	461,573	458,322	511,925	508,658
2012	—	—	20,000	18,043
2013	—	—	55,000	55,029
2014	—	—	—	—
Thereafter	74,600	56,261	74,600	56,261

	$727,296	$703,767	$727,296	$703,767

(1) The schedule of maturities above represents the contractual maturity dates and fully extended maturity dates and related outstanding balances as of March 31, 2010. Fully extended maturity assumes borrowers exercise all available extension options.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Impairments of Real Estate Loans Receivable

As of March 31, 2010, the Company has four loans which it has determined to be impaired: the 200 Professional Drive Mortgage, the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, and the subordinated debt investment in Petra Fund REIT Corp. The Company made its initial determinations that these loans were impaired in 2008 and 2009. No additional impairment charges were recognized during the three months ended March 31, 2010.

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses for the three months ended March 31, 2010 were as follows (in thousands):

Reserve for loan losses, December 31, 2009	$110,478
Provision for loan losses	(48)
Charge-offs to reserve for loan losses	(18,962)

Reserve for loan losses, March 31, 2010	$91,468

As of March 31, 2010, the total reserve for loan losses of $91.5 million consisted of $67.5 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $73.3 million and $24.0 million of portfolio-based reserves on non-impaired real estate loans receivable with an amortized cost basis of $630.5 million. As of March 31, 2009, real estate loans receivable with an amortized cost basis of $68.2 million are on nonaccrual status. The asset-specific reserves relate to the following impaired loans: the 200 Professional Drive Mortgage, the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, and the subordinated debt investment in Petra Fund REIT Corp. The Company recorded provision for loan losses of $(48,000) and $3.1 million during the three months ended March 31, 2010 and 2009, respectively. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, the Company believes it is probable that it will realize losses on the pool. For the three months ended March 31, 2010, the provision for loan losses was comprised of $(48,000) related to Sandmar Mezzanine Loans, calculated on an asset-specific basis. There was no change to the portfolio-based reserve. During the three months ended March 31, 2010, the Company also charged-off $19.0 million of reserves for loan losses related to the Tribeca Loans in conjunction with the Company’s foreclosure on the underlying project (see – “Tribeca Building Foreclosure”). For the three months ended March 31, 2009, the provision for loan losses was comprised of $6.1 million calculated on an asset-specific basis, partially offset by a reduction of $3.0 million to the portfolio-based reserves.

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the three months ended March 31, 2010, the Company recognized $34,000 of interest income related to impaired loans. In addition, the Company recognized $1.9 million of income from an unconsolidated joint venture related to its preferred membership interest in the HSC Partners Joint Venture, which now owns the Arden Portfolio. The Company received its preferred membership interest in the HSC Partners Joint Venture on July 8, 2009 and released the borrowers from liability under the Company’s investment in the Arden Portfolio Mezzanine Loans. The Company accrued $38,000 of interest income related to the Sandmar Mezzanine Loan as of March 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Tribeca Building Foreclosure

In 2006 and 2007, the Company made three investments related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. The project was capitalized in part by a senior mortgage loan (the “Tribeca Senior Mortgage Loan”), a senior mezzanine loan (the “Senior Tribeca Mezzanine Loan”), and two junior mezzanine loans (the “First Tribeca Mezzanine Loan” and the “Second Tribeca Mezzanine Loan”, collectively, the “Tribeca Junior Mezzanine Loans”). As of December 31, 2009, the Company’s outstanding investments with book values (excluding asset-specific loan loss reserves) totaling $57.0 million consisted of (i) a 25% interest in the Tribeca Senior Mortgage Loan (the “Tribeca Senior Mortgage Loan Participation”) and (ii) the Tribeca Junior Mezzanine Loans (collectively with the Tribeca Senior Mortgage Loan Participation, the “Tribeca Loans”). On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on this project by exercising its right to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan pursuant to the Second Tribeca Mezzanine Loan documents. Upon taking possession of the property, the Company recorded the Tribeca Building and the debt assumed at their respective fair values of $90.6 million and $39.2 million. The assumed debt consists of a 75% interest in the Tribeca Senior Mortgage Loan in the amount of $24.2 million and the Senior Tribeca Mezzanine Loan in the amount of $15.0 million. In addition, the Company recorded $13.3 million of other liabilities assumed in the foreclosure. In order to protect its investment in the Tribeca Building, subsequent to March 31, 2010, the Company purchased the Senior Tribeca Mezzanine Loan for $15.0 million.

Concentrations of Credit Risks

The Company’s investment in the GKK Mezzanine Loan, totaling $458.3 million as of March 31, 2010, represents a significant investment to the Company that as of March 31, 2010, comprised 17% of the Company’s total assets and 75% of the Company’s total investments in loans receivable, after loan loss reserves. During the three months ended March 31, 2010, the GKK Mezzanine Loan provided 10% of the Company’s revenues and 59% of the Company’s interest income from loans receivable.

The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of March 31, 2010, AFR and its subsidiaries own over 961 office and bank branch properties located in 36 states and Washington, D.C. and partial ownership interests in 54 bank branch properties (a 99% interest in 52 properties and a 1% interest in 2 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.8 billion at March 30, 2010 and bears interest at a variable rate of one-month LIBOR plus 520 basis points. The GKK Mezzanine Loan has an extended maturity date of March 11, 2011. Prior to maturity, the Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The Borrower is also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

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

The summarized unaudited financial information is as follows (in thousands):

	AFR Pre-Acquisition (1)	Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2007	As of December 31, 2008	As of December 31, 2009	As of March 31, 2010
Real estate investments, net	$2,108,532	$3,178,527	$3,147,249	3,132,175
Cash and cash equivalents	124,848	91,240	33,544	27,570
Other assets	997,998	893,419	702,486	704,799

Total assets	$3,231,378	$4,163,186	$3,883,279	$3,864,544

Mortgage notes payable	$1,436,248	$2,469,993	$2,337,758	2,328,111
Other liabilities	1,181,333	1,052,138	1,012,294	999,401

Total liabilities	2,617,581	3,522,131	3,350,052	3,327,512
Total AFR or the Borrower’s stockholders’ equity	606,417	638,343	532,032	535,793
Noncontrolling interest	7,380	2,712	1,195	1,239

Total equity	613,797	641,055	533,227	537,032

Total liabilities and equity	$3,231,378	$4,163,186	$3,883,279	$3,864,544

	Borrower Post-Acquisition (2)
Income Statement	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010
Total revenues	$108,699	$106,680
Total operating expenses	(51,704)	(47,703)
Interest and other income	988	1,515
Depreciation and amortization	(27,045)	(27,530)
Interest expense	(32,771)	(29,811)
Gain on sale of properties	358	1,041
Equity in loss from joint venture	(641)	(657)
Discontinued operations	(1,555)	(251)

Net loss	(3,671)	3,284
Less: Net loss (income) attributable to the noncontrolling interest	(20)	(44)

Net (loss) income attributable to AFR or the Borrower	$(3,691)	$3,240

(1) Represents the historical summary financial information of AFR.

(2) Represents the summarized consolidated financial information of the Borrower.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

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

6. REAL ESTATE SECURITIES

At March 31, 2010, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis. See Note 2, “Summary of Significant Accounting Policies.”

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

As of March 31, 2010, the Company determined the fair value of the Fixed Rate Securities to be $14.3 million, resulting in an unrealized gain of $1.5 million for the three months ended March 31, 2010. The unrealized loss on the Fixed Rate Securities as of March 31, 2010 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of March 31, 2010, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2009 value, resulting in no unrealized gain or loss for the three months ended March 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

During the three months ended March 31, 2010, the Company did not recognize any other-than-temporary impairments on its real estate securities. As discussed above, on April 1, 2009, through its cumulative transition adjustment related to the adoption of a new accounting principle, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheet. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

The following summarizes the activity related to real estate securities for the three months ended March 31, 2010 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2009	$22,755	$(9,807)	$12,948
Unrealized gain	—	1,507	1,507
Interest accretion on real estate securities	(195)	—	(195)

Real estate securities - March 31, 2010	$22,560	$(8,300)	$14,260

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at March 31, 2010:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	14,260	(8,300)	—	—	14,260	(8,300)

	$14,260	$(8,300)	$—	$—	$14,260	$(8,300)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

7. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

As of March 31, 2010, the Company designated one industrial property with a net book value of $25.4 million as held for sale, and accordingly, the Company classified this property as a discontinued operation. The following table summarizes operating income from discontinued operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$768	$748
Tenant reimbursements	237	285

Total revenues	1,005	1,033

Expenses:
Operating, maintenance and management	95	90
Real estate taxes and insurance	163	172
Asset management fees to affiliate	55	55
General and administrative expenses	6	6
Depreciation and amortization	325	358
Interest expense	258	257

Total expenses	902	938

Income from discontinued operations	$103	$95

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Real estate held for sale
Total real estate, at cost	$28,293	$29,135
Accumulated depreciation and amortization	(2,904)	(3,447)
Other assets	1,168	1,141

	26,557	26,829

Liabilities related to real estate held for sale
Note payable	18,000	18,000
Other liabilities	629	1,382

	$18,629	$19,382

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

8. FORECLOSED REAL ESTATE HELD FOR SALE

During the three months ended March 31, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the Tribeca Building by exercising its rights to accept 100% of the ownership interest of the borrower. The Company acquired the remaining unsold units of the Tribeca Building and assumed the project liabilities. The Company recorded the Tribeca Building at fair value using a discounted cash flow valuation model based on net realizable value (fair value less estimated costs to sell the unsold units) of the real estate. See Note 5, “Real Estate Loans Receivable.”

As of March 31, 2010, the Company’s investment in foreclosed real estate held for sale consisted of condos, retail space and parking spaces with a carrying value of $90.6 million. In addition, the Company assumed debt on the property with a fair value of $39.2 million at March 31, 2010 and recorded $13.3 million of other liabilities assumed in the foreclosure. During the three months ended March 31, 2010, the Company recorded expenses of $0.3 million related to foreclosed real estate held for sale comprised primarily of interest expense.

9. NOTES PAYABLE AND REPURCHASE AGREEMENTS

As of March 31, 2010 and December 31, 2009, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consist of the following (dollars in thousands):

Loan Type	Principal as of March 31, 2010	Principal as of December 31, 2009	Contractual Interest Rate as of March 31, 2010 (1)	Weighted-Average Interest Rate as of March 31, 2010 (1)	Weighted-Average Maturity in Years (2)
Fixed Rate
Mortgage loans	$534,551	$534,551	5.3% - 6.4%	5.7%	3.3

	534,551	534,551

Variable Rate
Mortgage loans (3)(4)	569,616	545,417	(5)	3.2%	0.9
Mezzanine loans (3)(4)	153,117	137,478	(5)	2.4%	0.3

	722,733	682,895

Repurchase Agreements
GKK mezzanine loans (6)	272,689	280,583	One-month LIBOR + 1.5%	1.8%	0.9
Fixed rate securities (6)	6,691	6,691	One-week LIBOR + 1.0%	1.2%	3.3

	279,380	287,274

Total Notes Payable and Repurchase Agreements	$1,536,664	$1,504,720

(1) Contractual interest rate as of March 31, 2010 represents the range of interest rates in effect under these loans as of March 31, 2010. Weighted-average interest rate as of March 31, 2010 is calculated as the actual interest rate in effect at March 31, 2010 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at March 31, 2010 where applicable.

(2) Weighted-average maturity in years represents the initial maturity dates or the maturity dates as extended as of March 31, 2010; subject to certain conditions, the maturity dates of certain loans may be further extended.

(3) The Company has entered into separate interest rate cap or swap agreements related to certain loans. See Note 10, “Derivative Instruments.”

(4) As of March 31, 2010, the Company had a $300.0 million mortgage loan and $138.1 million of mezzanine loans held through a consolidated joint venture, all of which are non-recourse to the Company. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. The terms of the loan agreements provide for the right to extend the loans for two additional successive one-year periods upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. The Company expects to be able to meet the conditions to allow it to exercise the extension options available to it under these loan agreements. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(5) The contractual interest rate of these loans will vary based on one-month LIBOR plus a fixed spread. The spread on the mortgage and mezzanine loans range from 0.8% to 2.8% and 1.3% to 4.5%, respectively.

(6) See “—Repurchase Agreements.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

During the three months ended March 31, 2010 and 2009, the Company incurred interest expense of $14.3 million and $15.5 million, respectively. As of March 31, 2010 and December 31, 2009, $4.3 million and $3.9 million, respectively, of interest expense was payable. Included in interest expense was the amortization of deferred financing costs of $0.6 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $1.5 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.

The following is a schedule of maturities for all notes payable and repurchase agreements outstanding as of March 31, 2010 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
April 1, 2010 through December 31, 2010	$518,317	$—	$518,317	$80,212	$—	$80,212
2011	142,217	272,689	414,906	39,717	272,689	312,406
2012	267,407	—	267,407	603,596	—	603,596
2013	103,142	6,691	109,833	148,842	—	148,842
2014	146,001	—	146,001	304,717	6,691	311,408
Thereafter	80,200	—	80,200	80,200	—	80,200

	$1,257,284	$279,380	$1,536,664	$1,257,284	$279,380	$1,536,664

(1) Represents the maturities of all notes payable outstanding as of March 31, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of our notes payable and repurchase agreements contain financial and non-financial debt covenants. As of March 31, 2010, the Company was in compliance with all debt covenants.

Repurchase Agreements

The repurchase agreement carrying values, the book value of the underlying collateral and the repurchase agreement counterparties as of March 31, 2010 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral		Repurchase Agreement Counterparties
GKK I - Mezzanine Loan	Real estate loans receivable, net	$153,387	$257,806	03/09/2011	(1)	Goldman Sachs Mortgage Company
GKK II - Mezzanine Loan	Real estate loans receivable, net	119,302	200,516	03/09/2011	(1)	Citigroup Financial Products, Inc.
Fixed Rate Securities	Real estate securities	6,691	14,260	12/31/2017		Deutsche Bank Securities, Inc.

		$279,380	$472,582

(1) The Company is a guarantor of these repurchase agreements. See Note 5, “Real Estate Loans Receivable – Concentrations of Credit Risks” for more information on the Company’s investment in the GKK Mezzanine Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Recent Financing Transactions

Millennium I Building Revolving Loan

On February 12, 2010, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. The Company obtained a three-year revolving loan from a financial institution that allows the Company to draw up to $29.5 million, subject to certain terms and restrictions, at a floating interest rate equal to 375 basis points over one-month LIBOR (the “Millennium I Building Revolving Loan”). As of March 31, 2010, the Company had not made any draws on the Millennium I Building Revolving Loan. The loan matures on March 1, 2013.

The Millennium I Building Revolving Loan is secured by the Millennium I Building. KBS REIT Properties, LLC, one of the Company’s indirect wholly owned subsidiaries, has provided a guaranty of the repayment of the Millennium I Building Revolving Loan.

10. DERIVATIVE INSTRUMENTS

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The following table summarizes the notional and fair value of the Company’s derivative financial instruments designated as cash flow hedges as of March 31, 2010 and December 31, 2009. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	March 31, 2010	December 31, 2009	Balance Sheet Location
Interest Rate Swap	07/11/2008	07/11/2012	$119,037	One-month LIBOR/ Fixed at 3.82%	$(5,547)	$(5,580)	Other liabilities
Interest Rate Swap	11/05/2008	10/14/2010	41,000	One-month LIBOR/ Fixed at 2.29%	(434)	(590)	Other liabilities
Interest Rate Swap	02/05/2009	03/01/2013	45,700	One-month LIBOR/ Fixed at 2.26%	(851)	(444)	Other liabilities
Interest Rate Cap	08/15/2009	08/15/2011	46,000	One-month LIBOR at 2.50%	19	105	Deferred financing costs, prepaid expenses and other assets

Total derivatives designated as hedging instruments			$251,737		$(6,813)	$(6,509)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized losses of $0.3 million and $1.3 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive loss during the three months ended March 31, 2010 and 2009, respectively. The Company reclassified a loss of $1.5 million and $1.9 million related to the effective portion of the cash flow hedges from accumulated other income to income during the three months ended March 31, 2010 and 2009. The ineffective portion, reported as a component of interest expense, did not have a material impact on earnings and the Company does not anticipate that it will have a material impact in the future. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totals $5.5 million as of March 31, 2010 and is included in accumulated other comprehensive loss.

As of March 31, 2010, the Company also held one interest rate cap with a notional amount of $405.0 million that was not designated as a cash flow hedge. This interest rate cap has a one-month LIBOR strike rate of 5.75% and matures on August 15, 2010. The fair value of this interest rate cap was $0 at March 31, 2010 and December 31, 2009, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

11. FAIR VALUE DISCLOSURES

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

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of March 31, 2010, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

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

March 31, 2010

(unaudited)

Notes payable and repurchase agreements: The fair value of the Company’s notes payable and repurchase agreements is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements.

The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009, whose carrying amounts do not approximate their fair value:

	March 31, 2010 (amounts in thousands)			December 31, 2009 (amounts in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$727,296	$612,299	$564,393	$796,972	$665,776	$613,341
Investment in unconsolidated joint venture	—	—	19,503	—	—	23,214
Financial liabilities:
Notes payable and repurchase agreements (2)	$1,536,664	$1,536,664	$1,381,293	$1,504,720	$1,504,720	$1,327,611

(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.

(2) Amounts include debt obligations related to real estate held for sale.

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at March 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, actual results could be materially different from the Company’s estimate of value.

At March 31, 2010, the Company held the following assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$14,260	$—	$—	$14,260
Asset derivatives	19	—	19	—
Nonrecurring Basis:
Foreclosed real estate held for sale	90,606	—	—	90,606
Liabilities assumed on foreclosed real estate held for sale	(52,483)	—	—	(52,483)
Impaired real estate loans receivable	3,251	—	—	3,251

Total Assets	$55,653	$—	$19	$55,634

Recurring Basis:
Liability derivatives	$(6,832)	$—	$(6,832)	$—

Total Liabilities	$(6,832)	$—	$(6,832)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

When the Company has a collateral-dependent loan that is identified as being impaired, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. Due to the nature of the properties collateralizing the Company’s impaired collateral-dependent loans as of March 31, 2010, the Company estimated the fair value of the collateral by using an internally developed valuation model that utilizes the income approach to valuing real estate. This approach requires the Company to make significant judgments with respect to capitalization rates, market rental rates, occupancy rates, and operating expenses that are considered Level 3 inputs.

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

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

For the Three Months Ended March 31, 2010
Balance, December 31, 2009	$12,948
Unrealized gain on real estate securities	1,507
Interest accretion on real estate securities	(195)

Balance, March 31, 2010	$14,260

Unrealized gain on real estate securities in accumulated other comprehensive income (loss)	$1,507

12. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2010 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2010 and 2009, no transactions occurred between the Company and these other entities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2010 and 2009, and any related amounts payable as of March 31, 2010 and December 31, 2009 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009
Expensed
Asset management fees (1)(2)	$5,320	$5,692	$5,387	$4,881
Reimbursement of operating expenses	—	228	—	—

Additional Paid-in Capital
Selling commissions	282	432	—	—
Reimbursable other offering costs	—	72	—	—

Capitalized
Advances from Advisor	—	—	1,600	1,600

	$5,602	$6,424	$6,987	$6,481

(1)	See Note 2, “Summary of Significant Accounting Polices – Related Party Transactions – Asset Management Fee.”
(2)	Amounts include asset management fees from real estate held for sale.

Advances from Advisor and Joint Venture Performance Fees

Pursuant to the Advisory Agreement, the Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending July 31, 2010 exceeds the amount of the Company’s Funds from Operations (as defined below) from January 1, 2006 through July 31, 2010. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these expenses if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007. The Advisory Agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other than temporary impairments of real estate securities, or other similar charges.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Pursuant to the Advisory Agreement, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement). As of March 31, 2010, the Company’s operations were sufficient to meet the Funds from Operations condition per the Advisory Agreement. As a result, as of March 31, 2010, the Company had accrued for incurred but unpaid performance fees of $5.4 million. Although these performance fees have been incurred as of March 31, 2010, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of March 31, 2010, $1.6 million of advances from the Advisor remain unpaid.

13. CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

The Company holds an 80% membership interest in a joint venture with New Leaf. The joint venture, referred to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with a remaining term of 13 years with respect to another industrial property. Although the Company holds an 80% membership interest and income, losses and distributions are generally allocated based on the members’ respective membership interests, the Company and New Leaf have equal voting rights with regard to certain major decisions. As a result, the Company determined its investment in National Industrial Portfolio joint venture to be a variable interest, and therefore, the National Industrial Portfolio joint venture to be a variable interest entity.

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

Due to provisions within the joint venture agreement that would allow the Company to exercise control over the liquidation of the joint venture, the Company concluded that it is the primary beneficiary of this variable interest entity. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest. During the three months ended March 31, 2010, the National Industrial Portfolio joint venture recognized net income of $0.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

14. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES

Supplemental cash flow and significant noncash transaction disclosures are as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,410	$13,764

Supplemental Disclosure of Significant Noncash Transactions:
Investment in real estate acquired through foreclosure	$90,606	$—

Liabilities assumed through foreclosure of real estate	$52,483	$—

Increase in distributions payable	$66	$7

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$11,362	$16,975

15. SEGMENT INFORMATION

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

The Company evaluates the performance of its segments based upon net operating income from continuing operations (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income and income from unconsolidated joint venture less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2010 and 2009 and total assets and total liabilities for each reportable segment as of March 31, 2010 and December 31, 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Real estate segment	$53,330	$59,188
Real estate-related segment	11,898	19,651

Total Revenues	$65,228	$78,839

Interest Expense:
Real estate segment	$13,009	$14,022
Real estate-related segment	1,254	1,496

Total interest expense	$14,263	$15,518

NOI:
Real estate segment	$16,915	$21,946
Real estate-related segment	8,987	15,968

Total NOI	$25,902	$37,914

	As of March 31, 2010	As of December 31, 2009
Assets:
Real estate segment	$1,965,399	$1,894,118
Real estate-related segment	630,721	682,048

Total segment assets	2,596,120	2,576,166
Real estate held for sale	26,557	26,829
Corporate-level (1)	41,160	37,016

Total assets	$2,663,837	$2,640,011

Liabilities:
Real estate segment	$1,314,199	$1,273,339
Real estate-related segment	279,735	287,758

Total segment liabilities	1,593,934	1,561,097
Real estate held for sale	18,629	19,382
Corporate-level (2)	10,572	10,171

Total liabilities	$1,623,135	$1,590,650

(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $40.6 million and $36.9 million as of March 31, 2010 and December 31, 2009, respectively.

(2) As of March 31, 2010 and December 31, 2009, corporate-level liabilities consisted primarily of amounts due to affiliates, accruals for legal and accounting fees and distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income (loss)	$4,545	$(2,072)
Income from unconsolidated joint venture	(1,901)	—
Other interest income	(30)	(75)
Loss on derivative instruments	—	6
General and administrative expenses	1,659	1,502
Depreciation and amortization	21,780	30,524
Provision for loan losses	(48)	3,057
Other-than-temporary impairments of real estate securities	—	5,067
Income from discontinued operations	(103)	(95)

NOI	$25,902	$37,914

16. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor for certain services that are essential to the Company, including the disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other sources.

Concentration of Credit Risk

The Company owns a significant number of mezzanine loans that as of March 31, 2010 comprised 21% of the Company’s total assets and 80% of the Company’s total investments in loans receivable, before loan loss reserves. During the three months ended March 31, 2010, the Company’s investments in mezzanine loans provided 13% of the Company’s revenues and 78% of the Company’s interest income.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The GKK Mezzanine Loan represents a significant investment to the Company that as of March 31, 2010 comprised 17% of the Company’s total assets and 75% of the Company’s total investments in loans receivable, after loan loss reserves. During the three months ended March 31, 2010, the GKK Mezzanine Loan provided 10% of the Company’s revenues and 59% of the Company’s interest income. On March 9, 2010, the Borrower exercised its option to extend the maturity of this loan to March 2011. On March 15, 2010, Gramercy issued a press release stating that the Gramercy Realty portfolio, which is the division of Gramercy that contains the Borrower, will experience significant rollover, rent step-downs and capital requirements during the next 12 months. As a result, the Gramercy Realty portfolio is expected to generate negative cash flow during the extended term of the GKK Mezzanine Loan. In addition, Gramercy noted in the press release that it has retained EdgeRock Realty Advisors, LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructuring of Gramercy Realty’s mortgage and mezzanine debt. The Company will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the Borrower under the terms of the GKK Mezzanine Loan. While the Company believes it is unlikely that it will be repaid its principal upon maturity of this loan, the Company expects to extend the maturity of the loan for a period of time sufficient for Gramercy Realty to stabilize its portfolio. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the borrower’s debt service obligations; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the borrower might rely on its sponsors to fund any debt service shortfalls. In the event the borrower’s sponsors were unable or unwilling to do so, the borrower might default on the loan. Under such a scenario, the most junior lender could foreclose on the ownership interests of the properties and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender were to default, the Company could foreclose on the membership interests of the properties and assume the more senior loans. Under such a scenario, the Company could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell the properties and repay the remaining loans. The Company may not have the ability or willingness to operate the properties or assume the liabilities related to the properties. The GKK Mezzanine Loan is subordinate to secured senior loans in the aggregate principal amount of $1.8 billion at March 31, 2010.

The GKK Mezzanine Loan is security for two repurchase agreements totaling $272.7 million as of March 31, 2010. These repurchase agreements mature on March 9, 2011. The Company is a guarantor of these repurchase agreements. Upon maturity of the repurchase agreements, the subsidiaries of the Company that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. While the Company expects to extend the terms of the GKK Mezzanine Loan at maturity, there is no guarantee that KBS GKK will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. KBS GKK may be required to cure any default under the repurchase agreements by repaying the amounts outstanding under the repurchase agreements and/or relinquishing to the lenders under the repurchase agreements any of the assets securing the repurchase agreements. In addition, KBS GKK may be required to pledge or cause the Company, as guarantor, to pledge additional collateral for the repurchase agreements. Should KBS GKK default under the repurchase agreements, the Company, as guarantor of the repurchase agreements, would be obligated to cure such default. Under the terms of the guaranty, the guarantor’s liability is primary and the guarantor would be required to cure any such default by repaying the amounts outstanding under the repurchase agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

17. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Distributions Paid

On April 15, 2010, the Company paid distributions of $8.1 million, which related to distributions declared for each day in the period from March 1, 2010 through March 31, 2010. On May 14, 2010, the Company paid distributions of $7.8 million, which related to distributions declared for each day in the period from April 1, 2010 through April 30, 2010.

Distributions Declared

On March 19, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from May 1, 2010 through May 31, 2010, which the Company expects to pay in June 2010. On May 7, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2010 through June 30, 2010, which the Company expects to pay in July 2010, and distributions based on daily record dates for the period from July 1, 2010 through July 31, 2010, which the Company expects to pay in August 2010. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share or a 7.32% annualized rate based on shares purchased under the Company’s dividend reinvestment plan at the September 30, 2009 estimated value per share of $7.17. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending July 31, 2010 exceeds the amount of the Company’s funds from operations (as defined by the Company’s advisory agreement) from January 1, 2006 through July 31, 2010, see Note 12, “Related Party Transactions.”

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We sold 171,109,494 shares of common stock in the primary offering for gross offering proceeds of $1.7 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of March 31, 2010, we had sold 15,345,128 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $140.9 million. As of March 31, 2010, we had redeemed 5,588,358 shares sold in our public offering for $52.2 million.

As of March 31, 2010, we owned 65 real estate properties (including one industrial property held for sale), one master lease, 14 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans and a preferred membership interest in a real estate joint venture. Also, as of March 31, 2010, we owned a condominium project consisting of 27 condo units and two retail spaces, all of which were acquired through foreclosure and are currently held for sale. As of March 31, 2010, as a percentage of our total investments, the gross acquisition price of our real estate properties represented 74% of our portfolio and the gross acquisition price of our real estate-related investments represented 26% of our portfolio.

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

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has been experiencing deteriorating fundamentals across all major property types and in most geographic markets. In general, borrower defaults are on the rise, rental rates are falling, and demand for commercial real estate space in most markets has contracted. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, are near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed borrowers to meet their debt obligations; however, these borrowers would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers will have to find new sources of funds in order to recapitalize their properties.

Over the last two years, transaction volume for commercial real estate has declined dramatically. Increased market volatility has led to uncertainty and poor investor confidence with regard to future market conditions. In the third quarter of 2009, government programs designed to provide liquidity to the capital markets and low short-term interest rates began to have an effect on the demand for assets with yield. Credit spreads across most of the fixed income markets have experienced a dramatic decrease, allowing for the commercial real estate markets to stabilize. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has began to make its way into the market; however, the volume is well below that seen prior to 2008.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government is currently assessing a regulatory overhaul of the financial markets, including the banking, insurance and brokerage sectors. Increased disclosure requirements and changes to accounting principles involving the valuation of investments have also been a source of uncertainty. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves and loans under which we have foreclosed or otherwise taken title to the property, we have investments with book values totaling $464.8 million maturing within the next 12 months. We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $542.5 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $161.3 million.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows on our properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage and mezzanine notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. Assuming our notes payable and repurchase agreements (including debt obligations related to real estate held for sale) are fully extended under the terms of the respective loan agreements, we have $377.0 million of debt obligations maturing during the 12 months ending March 31, 2011. We have a total of $534.6 million of fixed rate notes payable and $1.0 billion of variable rate notes payable and repurchase agreements; of the $1.0 billion of variable rate notes payable and repurchase agreements, $205.7 million are effectively fixed through interest rate swaps and $438.1 million are subject to interest rate caps.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are for the payment of operating expenses, capital expenditures, general and administrative expenses, payments under debt obligations and distributions to stockholders. To date, we have had five primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering which closed in 2008;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings, including mortgage loans, repurchase agreements and credit facilities;

•	Cash flow generated by our real estate operations and real estate-related investments; and

•	Principal repayments on our real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We ceased offering shares of common stock in our primary offering on May 30, 2008 and continue to issue shares under our dividend reinvestment plan. To date, we have invested the proceeds from our initial public offering and do not anticipate making a significant number of investments in the future. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.

We expect to use a significant portion of our cash flows from operations, principal repayments on our real estate loans receivable and/or proceeds from asset sales to pay dividends. Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2010, our real estate portfolio was 85% leased and our bad debt reserve was less than 2% of annualized base rent. As of March 31, 2010, we had 12 tenants with rent balances outstanding for over 90 days. Based on current market conditions and expiring leases in our portfolio, we expect occupancy may decrease during the remainder of the year. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of March 31, 2010, three of the 13 borrowers under our real estate loans receivable were delinquent. As a result of these factors, we may experience declines in future cash flows from real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets.

Beginning with daily record dates for the month of July 2009, our board of directors declared distributions at an annualized distribution rate of 5.25% (annualized rate based on a purchase price of $10.00 per share or a 7.32% annualized rate based on shares purchased under our dividend reinvestment plan at the September 30, 2009 estimated value per share of $7.17) to preserve capital necessary to maintain our investment portfolio.

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

For the three months ended March 31, 2010, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments. We believe that our cash flow from operations, expected proceeds from our dividend reinvestment plan, principal repayments on our real estate loans receivable, potential proceeds from the sale of assets and availability under our revolving credit facility will be sufficient to meet our liquidity needs for the upcoming year.

Cash Flows from Operating Activities

As of March 31, 2010, we owned 65 real estate properties, one master lease, 14 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. During the three months ended March 31, 2010, net cash provided by operating activities was $6.7 million, compared to $17.8 million of net cash provided by operating activities during the three months ended March 31, 2009. Net cash from operations decreased in 2010 primarily as a result of a $6.5 million decrease in contractual interest income from our non-performing real estate loans receivable and a decrease of $6.1 million in rental income and tenant reimbursements due to a combination of lower occupancy, increased lease concessions and reduced rental rates.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Net cash provided by investing activities was $9.9 million for the three months ended March 31, 2010. The significant sources of cash from investing activities were as follows:

•	$12.8 million of cash provided by principal repayments on real estate loans receivable;

•	$3.5 million of cash provided by extension fees related to real estate loans receivables;

•	$3.9 million of cash used for additions to real estate; and

•	$2.2 million increase in restricted cash held to pay for future additions to real estate per the terms of a loan agreement.

Cash Flows from Financing Activities

Net cash used in financing activities was $22.0 million for the three months ended March 31, 2010. The significant uses of cash for financing activities were as follows:

•	$11.9 million of net distributions, after giving effect to dividends reinvested by stockholders of $11.4 million;

•	$1.2 million of cash used for redemptions of common stock of $0.9 million and for payments of commissions on stock sales of $0.3 million;

•	$1.2 million of distributions paid to the noncontrolling interest holder of our joint venture investment in the National Industrial Portfolio; and

•

$7.3 million of net cash used for debt and other financings as a result of $7.9 million of principal payments on notes payable and repurchase agreements, partially offset by proceeds from notes payable of $0.6 million.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $377.0 million of debt maturing during the 12 months ending March 31, 2011. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. We have a total of $534.6 million of fixed rate notes payable and $1.0 billion of variable rate notes payable and repurchase agreements; of the $1.0 billion of variable rate notes payable and repurchase agreements, $205.7 million of these notes were effectively fixed through interest rate swaps and $438.1 million of these notes were subject to interest rate caps. In addition, we have variable rate loans receivable with total aggregate outstanding principal balances of $547.7 million that, when interest rate indices such as LIBOR increase, provide income to offset increases in interest expense on variable rate debt. As discussed above, in 2008 and through early 2009, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. We have a total of $796.4 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.

As of March 31, 2010, we had two repurchase agreements totaling $272.7 million secured by our investment in the GKK Mezzanine Loan. These repurchase agreements mature on March 9, 2011 and KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. Upon maturity of the repurchase agreements, our subsidiaries that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. There is no guarantee that KBS GKK will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. Should KBS GKK default under the repurchase agreements, we, as guarantor of the repurchase agreements, would be obligated to cure such default. In such instance, we may be required to make cash payments, attempt to obtain additional financing and/or pledge additional collateral under the repurchase agreements. We may also be required to surrender our investments securing the repurchase agreements to the lenders. Under the terms of the guaranty, the guarantor’s liability is primary and the guarantor would be required to cure any such default by repaying the amounts outstanding under the repurchase agreements.

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

As of March 31, 2010, we have $50.1 million of cash and cash equivalents and up to $29.5 million available under our revolving credit facility primarily to meet our operational and capital needs. To the extent not used for operations and capital needs, these amounts would be available to meet the requirements of these commitments.

As of March 31, 2010, our borrowings were approximately 55% and 57% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations (including amounts related to real estate held for sale) as of March 31, 2010 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Outstanding debt obligations (1)	$1,536,664	$518,317	$682,313	$255,834	$80,200
Interest payments on outstanding debt obligations (2)	$123,580	$33,586	$57,358	$24,190	$8,446
Outstanding funding obligations under real estate loans receivable	$10,998	$10,998	$—	$—	$—
Other obligations (3)	$6,987	(3)	(3)	(3)	(3)

(1) Amounts include principal payments under notes payable and repurchase agreements based on current maturity dates of debt obligations as of March 31, 2010.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2010, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $14.3 million during the three months ended March 31, 2010, excluding amortization of deferred financing costs totaling $0.6 million.

(3) Represents the $1.6 million of outstanding advances from our advisor and $5.4 million of incurred but unpaid performance fees as of March 31, 2010. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.

Other Obligations

We have a contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for the payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. Pursuant to the advisory agreement with KBS Capital Advisors, we are only obligated to reimburse our advisor for these advances if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of real estate securities, or other similar charges.

In addition to the advances to us from our advisor in the amount of $1.6 million, at March 31, 2010, we have incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. As of March 31, 2010, our operations were sufficient to meet the Funds from Operations condition as defined in the advisory agreement. Although these performance fees have been incurred as of March 31, 2010, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

As of March 31, 2009, we owned 64 real estate properties, one master lease, 21 real estate loans receivable (three of which were impaired), and two investments in securities directly or indirectly backed by commercial mortgage loans. Subsequent to March 31, 2009, seven additional real estate loans receivable were impaired, which resulted in the foreclosure on two properties underlying loan investments and the release of a borrower under a loan investment in exchange for a preferred membership interest in an entity that owns the property that had secured the loan. We have also designated one industrial property as held for sale, and accordingly, we classified this property as a discontinued operation for all periods presented in our consolidated financial statements. In addition, subsequent to March 31, 2009, we have seen a decline in the occupancy of our real estate properties. Our results of operations were affected by these factors during the three months ended March 31, 2010 as discussed below.

Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2009

The following table provides summary information about our results of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2010	2009
Rental income	$44,059	$47,839	$(3,780)	(8)%
Tenant reimbursements	8,302	10,631	(2,329)	(22)%
Interest income from real estate loans receivable	11,118	18,517	(7,399)	(40)%
Interest income from real estate securities	780	1,134	(354)	(31)%
Parking revenues and other operating income	969	718	251	35%
Property operating, maintenance, and management costs	12,377	12,595	(218)	(2)%
Real estate taxes, property-related taxes, and insurance	7,421	7,175	246	3%
Asset management fees to affiliate	5,265	5,637	(372)	(7)%
General and administrative expenses	1,659	1,502	157	10%
Depreciation and amortization expense	21,780	30,524	(8,744)	(29)%
Interest expense	14,263	15,518	(1,255)	(8)%
Provision for loan losses	(48)	3,057	(3,105)	(102)%
Other-than-temporary impairment of real estate securities	—	5,067	(5,067)	(100)%
Income from unconsolidated joint venture	1,901	—	1,901	100%
Other interest income	30	75	(45)	(60)%

The $3.8 million decrease in rental income primarily relates to lower occupancy and a decrease in net amortization of below-market in-place leases. Our rental income will vary in large part based on the occupancy rates and rental rates at the buildings in our portfolio. Occupancy decreased from 92% at March 31, 2009 to 85% at March 31, 2010. While we would generally expect rental income to increase over the long-term, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $2.3 million decrease in tenant reimbursements was primarily due to lower occupancy (as a result of tenants vacating or reducing leased space) and lower recovery of operating expenses caused by the reset of tenant base years (as a result of new tenants and lease renewals). Our tenant reimbursements vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over the long-term, the current deteriorating economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements, especially in the short-term. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed due to tenant rollover, tenant reimbursements generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

The $7.4 million decrease in interest income from loans receivable was primarily due to a decrease in interest income from the Arden Portfolio Mezzanine Loans, the 18301 Von Karman Loans and the Tribeca Loans. A decrease of $3.7 million related to the Arden Portfolio Mezzanine Loans and was due to the fact that we released the borrowers under this investment from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans on July 8, 2009; revenues generated by this investment now are recognized as income from unconsolidated joint venture. A decrease of $1.3 million related to the 18301 Von Karman Loans and was due to the fact that we gained control of the property on October 6, 2009 as a result of receiving a deed-in-lieu of foreclosure; revenues generated and expenses incurred by this investment now are recognized in our real estate operations. A decrease of $1.3 million related to the Tribeca Loans and was as a result of ceasing the recognition of revenue on our First and Second Tribeca Mezzanine Loans subsequent to March 31, 2009 and due to the fact that the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the project on February 19, 2010. A decrease of $0.5 million related to the GKK Mezzanine Loan and was primarily due to an $18.6 million decrease in the principal balance from March 31, 2009 to March 31, 2010. In addition to the above, interest income from our unhedged variable rate loans receivable decreased due to the decrease in one-month LIBOR from 0.51% at March 31, 2009 to 0.25% at March 31, 2010.

Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR to the extent we have variable rate loans and the ability of borrowers under the real estate loans receivable scheduled to mature during the next year to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $464.8 million maturing within the next year.

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

The $0.4 million decrease in interest from real estate securities is due to a decrease in accretion on the Company’s fixed rate securities caused by an adverse change in the Company’s cash flow estimates for these securities.

The $0.3 million increase in parking revenues and other operating income was primarily due to the expiration of an unused tenant improvement allowance liability assumed through the acquisition of a property.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $0.2 million decrease in property operating, maintenance, and management costs is due to a decrease in utilities consumption related to lower occupancy. This decrease is partially offset by an increase in bad debt expense.

The $0.2 million increase in real estate taxes, property-related taxes, and insurance was due to a $0.5 million increase primarily as a result of a tax abatement in 2009 for one of our real estate properties and an increase in assessment value in 2010 for another property. This increase is primarily offset by a decrease of $0.3 million due to property tax refunds as a result of tax assessment appeals.

The $0.4 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation beginning in the fourth quarter of 2009 and a reduction in the outstanding principal balance, as a result of principal repayments on the GKK Mezzanine Loan.

The $0.2 million increase in general and administrative expenses primarily relates to an increase in transfer agent fees as a result of our transition to a new transfer agent in May 2009. General and administrative expenses consist primarily of legal fees, audit fees, state and local income taxes and other professional fees. We do not expect that general and administrative expenses will fluctuate significantly from period-to-period.

The $8.7 million decrease in depreciation and amortization is primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations and accelerated depreciation and amortization for early lease terminations or renewals during the three months ended March 31, 2009.

The $1.3 million decrease in interest expense is primarily due to a decrease in interest expense under floating rate notes payable and repurchase agreements as a result of decreases in LIBOR. One-month LIBOR averaged 0.46% during the three months ended March 31, 2009 and averaged 0.23% during the three months ended March 31, 2010. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future.

The provision for loan losses for the three months ended March 31, 2010 decreased by $3.1 million compared to the three months ended March 31, 2009 as a result of the $3.1 million provision for loan losses related to the 200 Professional Drive Loan recorded during the three months ended March 31, 2009. For information regarding our impaired loans, see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

We did not recognize any other-than-temporary impairments during the three months ended March 31, 2010. We recognized other-than-temporary impairments related to real estate securities of $5.1 million during the three months ended March 31, 2009, which related to our investment in fixed rate securities. Since April 1, 2009, as a result of adopting a new accounting principle, we are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our real estate securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

We recognized $1.9 million in income from unconsolidated joint venture related to the Arden Portfolio for the three months ended March 31, 2010. On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans. Although there was no income from the unconsolidated joint venture during the three months ended March 31, 2009, we recognized $3.7 million of interest income from the real estate loans receivable relating to the Arden Portfolio Mezzanine Loans.

The $45,000 decrease in other interest income is due to a decrease in average interest rates earned on our cash and cash equivalent accounts, which was partially offset by an increase in our average cash balance during the same periods. Other interest income in future periods will vary based on the interest rates earned on our cash and cash equivalent accounts.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to common stockholders	$4,418	$(1,851)
Add:
Depreciation of real estate assets	10,820	9,781
Depreciation of real estate assets - discontinued operations	200	170
Amortization of lease-related costs	10,960	20,743
Amortization of lease-related costs - discontinued operations	125	188
Deduct:
Adjustments for noncontrolling interest - consolidated entity (1)	(1,040)	(1,342)

FFO	$25,483	$27,689

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $0.5 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. Its share of amortization of lease-related costs was $0.5 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

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

Significant Noncash Items Included in Net Income (Loss):

•	Provision for loan losses related to our real estate loans receivable was $(48,000) and $3.1 million for the three months ended March 31, 2010 and 2009, respectively;

•

Revenues in excess of actual cash received of approximately $76,000 (net of adjustment for noncontrolling interest of $(98,000)) for the three months ended March 31, 2010 and $2.3 million (net of adjustment for noncontrolling interest of $0.2 million) for the three months ended March 31, 2009, as a result of amortization of above-market/below-market in-place leases;

•

Amortization of deferred financing costs related to notes payable of approximately $0.6 million (net of adjustment for noncontrolling interest of $31,000) for the three months ended March 31, 2010 and $1.4 million (net of adjustment for noncontrolling interest of $0.2 million) for the three months ended March 31, 2009, were recognized as interest expense;

•

Revenues in excess of actual cash received of $2.3 million (net of adjustment for noncontrolling interest of $40,000) for the three months ended March 31, 2010 and of $1.4 million (net of adjustment for noncontrolling interest of $28,000) for the three months ended March 31, 2009, as a result of straight-line rent and amortization of lease incentives;

•

Accretion of discounts and origination fees on real estate loans receivable and real estate securities to interest income, net of amortization of closing costs, of $0.5 million and $2.1 million were recognized for the three months ended March 31, 2010 and 2009, respectively;

•	Amortization of interest rate floors of $0.8 million was recognized for the three months ended March 31, 2009; and

•	Other-than-temporary impairment related to our real estate securities of $5.1 million was recognized for the three months ended March 31, 2009.

Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements, and deferred leasing costs. Tenant improvements and capital expenditures totaled $3.9 million and $3.5 million while leasing commissions totaled $2.0 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively.

Distributions

Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2010 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations

			Cash	Reinvested	Total
First Quarter 2010	$23,324	$0.129	$11,896	$11,362	$23,258	$6,745

(1) Distributions for the period from January 1, 2010 through March 31, 2010 are based on daily record dates and are calculated at a rate of $0.00143836 per share per day.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2010, we paid aggregate distributions of $23.3 million, including $11.9 million of distributions paid in cash and $11.4 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $6.7 million of current period operating cash flows and $16.6 million of operating cash reserves from prior periods. FFO for the three months ended March 31, 2010 was $25.5 million. See the reconciliation of FFO to net income (loss) above.

During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. Increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.2% as of March 31, 2010. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases to distributions in future periods to preserve capital necessary to maintain our investment portfolio.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “ – Market Outlook – Real Estate and Real Estate Finance Markets,” and “ – Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. There have been no significant changes to our policies during 2010, except as follows:

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Held for Sale and Discontinued Operations

We generally consider non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and reported at the lower of its carrying value or its estimated fair value less costs to sell. Additionally, we record the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale.

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that we intend to market for sale in the near term. Foreclosed real estate held for sale is recorded at the lower of the carrying value of the loan immediately prior to foreclosure or the estimated fair value of the real estate (net of liabilities assumed) less costs to sell. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell, if any, is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in our consolidated statements of operations. The gain or loss on final disposition of foreclosed real estate held for sale will be recorded as other income and is considered income (loss) from continuing operations as it represents the final stage of our loan collection process.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Distributions Paid

On April 15, 2010, we paid distributions of $8.1 million, which related to distributions declared for each day in the period from March 1, 2010 through March 31, 2010. On May 14, 2010, we paid distributions of $7.8 million, which related to distributions declared for each day in the period from April 1, 2010 through April 30, 2010.

Distributions Declared

On March 19, 2010, our board of directors declared distributions based on daily record dates for the period from May 1, 2010 through May 31, 2010, which we expect to pay in June 2010. On May 7, 2010, our board of directors declared distributions based on daily record dates for the period from June 1, 2010 through June 30, 2010, which we expect to pay in July 2010, and distributions based on daily record dates for the period from July 1, 2010 through July 31, 2010, which we expect to pay in August 2010. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share or a 7.32% annualized rate based on shares purchased under our dividend reinvestment plan at the September 30, 2009 estimated value per share of $7.17. Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by us from January 1, 2006 through the period ending July 31, 2010 exceeds the amount of our funds from operations (as defined by our advisory agreement) from January 1, 2006 through July 31, 2010.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2010, the fair value and carrying value of our fixed rate real estate loans receivable were $104.5 million and $161.3 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At March 31, 2010, the fair value of our fixed rate debt was $506.1 million and the carrying value of our fixed rate debt was $534.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable, as well as our investment in preferred membership interests in an unconsolidated joint venture, would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2010, we were exposed to market risks related to fluctuations in interest rates on $796.4 million of our $1.0 billion of variable rate debt outstanding, after giving consideration to the impact of interest swap agreements on approximately $205.7 million of our variable rate debt. Based on interest rates as of March 31, 2010, if interest rates were 100 basis points higher during the 12 months ending March 31, 2011, interest expense on our variable rate debt outstanding would increase by approximately $8.0 million and if interest rates were 100 basis points lower during the 12 months ending March 31, 2011, interest expense on our variable rate debt outstanding would decrease by $2.0 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at March 31, 2010 we were exposed to market risks related to fluctuations in interest rates on $533.2 million of variable rate loans receivable, of which $41.8 million are subject to interest rate floors. Based on interest rates as of March 31, 2010, if interest rates were 100 basis points higher during the 12 months ending March 31, 2011, interest income would be increased by approximately $4.9 million, and if interest rates were 100 basis points lower during the 12 months ending March 31, 2011, interest income would be decreased by approximately $1.2 million. At March 31, 2010, we were exposed to market risks related to fluctuations in interest rates with respect to our investment in preferred membership interests in an unconsolidated joint venture. Based on interest rates as of March 31, 2010, if interest rates were 100 basis points higher during the 12 months ending March 31, 2011, income from the preferred membership interests in the unconsolidated joint venture would be increased by $1.7 million, and if interest rates were 100 basis points lower during the 12 months ending March 31, 2011, income from the preferred membership interests in the unconsolidated joint venture would be decreased by $0.4 million.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at March 31, 2010 were 7.0% and 6.2%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at March 31, 2010, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2010 were 5.7% and 3.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2010 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of March 31, 2010, where applicable.

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

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

Based on our 2010 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” and “determination of incompetence”, we do not currently expect to have funds available for redemption for the share redemption program in 2010. Our board of directors will revisit its determination if circumstances change during the year. We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	33,037	$7.17	(2)	(3)
February 2010	39,724	$7.17	(2)	(3)
March 2010	57,421	$7.17	(2)	(3)

Total	130,182

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

(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share. On November 20, 2009, our board of directors approved an estimated value per share of our common stock of $7.17 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2009. Until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.17 per share. We currently expect to update our estimated value per share within 12 to 18 months of September 30, 2009.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

4.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.1	Amendment no. 2 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of January 15, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

10.2	Amendment no. 3 to the Advisory Agreement between the Company and KBS Capital Advisors, dated as of March 19, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

10.3	Amendment no. 4 to the Advisory Agreement between the Company and KBS Capital Advisors, dated May 7, 2010

10.4	Amendment to Amended and Restated Senior Mezzanine Loan Agreement (related to the GKK Mezzanine Loan) by and among KBS Debt Holdings, LLC, as lender, and American Financial Realty Trust, GKK Stars Acquisition LLC, First States Group, L.P., First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, dated as of March 9, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 17, 2010	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: May 17, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer