Form 10-Q
period 2010-06-30
KBS Real Estate Investment Trust, Inc.
filed 2010-08-13
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, there were 182,818,332 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Real estate held for investment:
Land (including from VIE of $50,597 and $71,180, respectively)	$249,824	$270,406
Buildings and improvements (including from VIE of $263,046 and $383,027, respectively)	1,430,202	1,544,092
Tenant origination and absorption costs (including from VIE of $4,788 and $31,142, respectively)	90,301	122,255

Total real estate held for investment, at cost	1,770,327	1,936,753
Less accumulated depreciation and amortization (including from VIE of $6,501 and $47,779, respectively)	(154,468)	(172,431)

Total real estate held for investment, net	1,615,859	1,764,322
Real estate held for sale, net	25,387	64,281
Foreclosed real estate held for sale	72,535	—

Total real estate, net	1,713,781	1,828,603
Real estate loans receivable, net	612,270	665,776
Real estate securities	14,996	12,948

Total real estate and real estate-related investments, net	2,341,047	2,507,327
Cash and cash equivalents (including from VIE of $3,486 and $4,753, respectively)	76,827	55,429
Restricted cash (including from VIE of $5,607 and $5,578, respectively)	6,524	6,484
Rents and other receivables, net (including from VIE of $4,397 and $3,731, respectively)	29,393	23,340
Above-market leases, net (including from VIE of $746 and $1,915, respectively)	8,789	11,984
Assets related to real estate held for sale	1,764	2,290
Deferred financing costs, prepaid expenses and other assets (including from VIE of $9,209 and $15,491, respectively)	44,045	33,157

Total assets	$2,508,389	$2,640,011

Liabilities and equity
Notes payable and repurchase agreements:
Notes payable (including from VIE of $439,211 and $437,478, respectively)	$1,201,179	$1,199,446
Repurchase agreements	278,781	287,274
Notes payable related to real estate held for sale	18,000	18,000
Notes payable related to foreclosed real estate held for sale	18,523	—

Total notes payable and repurchase agreements	1,516,483	1,504,720
Accounts payable and accrued liabilities (including from VIE of $2,464 and $2,329, respectively)	26,485	24,704
Due to affiliates	7,398	6,481
Distributions payable	7,860	7,991
Below-market leases, net (including from VIE of $1,031 and $1,871, respectively)	21,790	26,560
Liabilities related to real estate held for sale	73	145
Other liabilities (including from VIE of $788 and $3,425, respectively)	21,256	20,049

Total liabilities	1,601,345	1,590,650

Commitments and contingencies (Note 16)
Redeemable common stock	76,926	56,741
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 182,327,509 and 179,431,593 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,823	1,794
Additional paid-in capital	1,548,456	1,548,512
Cumulative distributions and net losses	(684,194)	(545,805)
Accumulated other comprehensive loss	(14,343)	(16,668)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	851,742	987,833
Noncontrolling interest	(21,624)	4,787

Total equity	830,118	992,620

Total liabilities and equity	$2,508,389	$2,640,011

The abbreviation VIE above means variable interest entity.

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$41,811	$44,422	$85,369	$92,260
Tenant reimbursements	6,986	9,557	15,275	20,188
Interest income from real estate loans receivable	11,509	15,799	22,626	34,316
Interest income from real estate securities	767	797	1,547	1,931
Parking revenues and other operating income	642	702	1,522	1,420

Total revenues	61,715	71,277	126,339	150,115

Expenses:
Operating, maintenance, and management	10,127	11,687	22,105	24,282
Real estate taxes, property-related taxes, and insurance	7,009	6,871	14,427	14,046
Asset management fees to affiliate	4,694	5,379	9,845	11,015
General and administrative expenses	2,804	2,410	4,456	3,913
Depreciation and amortization	20,337	24,550	41,594	55,075
Interest expense	14,912	15,474	29,176	30,991
Impairment charge on real estate	123,453	—	123,453	—
Provision for loan losses	3,682	176,035	3,634	179,092
Other-than-temporary impairments of real estate securities	—	—	—	5,067

Total expenses	187,018	242,406	248,690	323,481

Other income (expense):
Gain on sale of foreclosed real estate held for sale	1,540	—	1,540	—
Income from unconsolidated joint venture	1,947	—	3,848	—
Other interest income	24	60	52	136
Loss on derivative instruments	—	(2)	—	(8)

Total other income	3,511	58	5,440	128

Loss from continuing operations	(121,792)	(171,071)	(116,911)	(173,238)
Discontinued operations:
Gain on sale of real estate, net	2,067	—	2,067	—
Income (loss) from discontinued operations	(655)	55	(992)	149

Total income from discontinued operations	1,412	55	1,075	149

Net loss	(120,380)	(171,016)	(115,836)	(173,089)
Net loss attributable to noncontrolling interest	24,674	246	24,548	467

Net loss attributable to common stockholders	$(95,706)	$(170,770)	$(91,288)	$(172,622)

Basic and diluted earnings per common share:
Continuing operations	$(0.54)	$(0.97)	$(0.51)	$(0.98)
Discontinued operations	0.01	0.01	0.01	0.01

Net loss per common share	$(0.53)	$(0.96)	$(0.50)	$(0.97)

Weighted-average number of common shares outstanding, basic and diluted	181,672,425	177,089,891	180,995,391	177,257,895

Distributions declared per common share	$0.131	$0.175	$0.260	$0.347

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2009 and the Six Months Ended June 30, 2010 (unaudited)

(dollars in thousands)

			Additional Paid-in	Cumulative Distributions and Net Income	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Common Stock
	Shares	Amounts	Capital	(Losses)	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2008	177,002,778	$1,770	$1,528,718	$(268,808)	$(6,539)	$1,255,141	$12,051	$1,267,192
Comprehensive loss:
Net loss	—	—	—	(182,966)	—	(182,966)	(3,369)	(186,335)
Unrealized change in market value on real estate securities	—	—	—	—	4,973	4,973	—	4,973
Unrealized losses on derivative instruments	—	—	—	—	(322)	(322)	(38)	(360)

Total comprehensive loss						(178,315)	(3,407)	(181,722)
Cumulative transition adjustment to real estate securities	—	—	—	14,780	(14,780)	—	—	—
Noncontrolling interest contribution	—	—	—	—	—	—	427	427
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,284)	(4,284)
Issuance of common stock	6,256,333	62	58,173	—	—	58,235	—	58,235
Redemptions of common stock	(3,827,518)	(38)	(35,898)	—	—	(35,936)	—	(35,936)
Transfers to redeemable common stock	—	—	(833)	—	—	(833)	—	(833)
Distributions declared	—	—	—	(108,811)	—	(108,811)	—	(108,811)
Commissions on stock issuances	—	—	(1,494)	—	—	(1,494)	—	(1,494)
Other offering costs	—	—	(154)	—	—	(154)	—	(154)

Balance, December 31, 2009	179,431,593	$1,794	$1,548,512	$(545,805)	$(16,668)	$987,833	$4,787	$992,620
Comprehensive loss:
Net loss	—	—	—	(91,288)	—	(91,288)	(24,548)	(115,836)
Unrealized gains on real estate securities	—	—	—	—	2,445	2,445	—	2,445
Unrealized losses on derivative instruments	—	—	—	—	(120)	(120)	(17)	(137)

Total comprehensive loss						(88,963)	(24,565)	(113,528)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,846)	(1,846)
Issuance of common stock	3,217,985	32	23,038	—	—	23,070	—	23,070
Redemptions of common stock	(322,069)	(3)	(2,305)	—	—	(2,308)	—	(2,308)
Transfers to redeemable common stock	—	—	(20,185)	—	—	(20,185)	—	(20,185)
Distributions declared	—	—	—	(47,101)	—	(47,101)	—	(47,101)
Commissions on stock issuances	—	—	(578)	—	—	(578)	—	(578)
Other offering costs	—	—	(26)	—	—	(26)	—	(26)

Balance, June 30, 2010	182,327,509	$1,823	$1,548,456	$(684,194)	$(14,343)	$851,742	$(21,624)	$830,118

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(115,836)	$(173,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization:
Continuing operations	41,594	55,075
Discontinued operations	1,006	693
Income from unconsolidated joint venture	(3,848)	—
Distribution of earnings from unconsolidated joint venture	3,848	—
Impairment charge on real estate	123,453	—
Amortization of investment in master lease	429	428
Noncash interest income on real estate-related investments	(1,539)	(2,383)
Provision for loan losses	3,634	179,092
Other-than-temporary impairments of real estate securities	—	5,067
Deferred rent	(4,857)	(2,424)
Bad debt expense	522	1,232
Amortization of deferred financing costs	1,245	3,271
Amortization of above- and below-market leases, net	(956)	(4,202)
Amortization of cost of derivative instruments	15	1,605
Unrealized loss on derivative instruments	—	8
Gain on sale of foreclosed real estate held for sale	(1,540)	—
Gain on sale of real estate, net	(2,067)	—
Other amortization	426	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	2,040	(775)
Rents and other receivables	(2,977)	(1,534)
Prepaid expenses and other assets	(4,191)	(4,195)
Accounts payable and accrued liabilities	(3,979)	303
Due to affiliates	504	1,007
Other liabilities	(9,011)	(7,566)

Net cash provided by operating activities	27,915	51,613

Cash Flows from Investing Activities:
Additions to real estate	(7,762)	(10,624)
Proceeds from sale of real estate, net	40,969	—
Proceeds from sale of foreclosed real estate held for sale	5,942	—
Extension fees related to real estate loans receivable	3,524	—
Advances on real estate loans receivable	(4,106)	(2,402)
Principal repayments on real estate loans receivable	13,807	23,942
Restricted cash for capital expenditures	(2,080)	136

Net cash provided by investing activities	50,294	11,052

Cash Flows from Financing Activities:
Proceeds from notes payable	1,734	46,918
Principal payments on notes payable	(20,688)	(28,228)
Principal payments on repurchase agreements	(8,493)	(12,778)
Payments of deferred financing costs	(444)	(609)
Payments to redeem common stock	(2,308)	(25,918)
Payments of commissions on stock issuances and related dealer manager fees	(578)	(870)
Payments of other offering costs	(26)	(82)
Distributions paid to common stockholders	(24,162)	(28,098)
Distributions paid to noncontrolling interest	(1,846)	(2,157)

Net cash used in financing activities	(56,811)	(51,822)

Net increase in cash and cash equivalents	21,398	10,843
Cash and cash equivalents, beginning of period	55,429	45,639

Cash and cash equivalents, end of period	$76,827	$56,482

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2010, the Company owned 64 real estate properties (including one industrial property held for sale), one master lease, 14 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of June 30, 2010, the Company owned a condominium project consisting of 20 condominium units, two retail spaces and parking spaces, all of which were acquired through foreclosure and are currently held for sale.

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

The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of June 30, 2010, the Company had sold 16,978,260 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $152.6 million. Also as of June 30, 2010, the Company had redeemed 5,780,245 shares sold in the Offering for $53.6 million.

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

June 30, 2010

(unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. In addition, the Company has disposed of one property and classified another property as held for sale during the six months ended June 30, 2010. As a result, certain adjustments were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

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

During the six months ended June 30, 2010 and 2009, the Company recognized deferred rent from tenants of $4.9 million and $2.4 million, respectively. These excess amounts for the six months ended June 30, 2010 and 2009 were each net of $0.3 million of lease incentive amortization. As of June 30, 2010 and December 31, 2009, the cumulative deferred rent balance was $22.8 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.1 million and $6.5 million of unamortized lease incentives as of June 30, 2010 and December 31, 2009, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes deferred rent and accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the six months ended June 30, 2010 and 2009, the Company recorded bad debt expense related to its tenant receivables of $0.5 million and $1.2 million, respectively.

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

June 30, 2010

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

Real Estate

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the six months ended June 30, 2010, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values. See Note 3, “Real Estate Held for Investment – Impairment of Real Estate.” The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the six months ended June 30, 2009.

Real Estate Held for Sale and Discontinued Operations

The Company generally considers non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less costs to sell. Additionally, the Company records the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

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

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss has occurred in the pool of loans and the amount of the loss can be reasonably estimated, but the Company does not know which specific loans within the pool will ultimately result in losses. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.

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

June 30, 2010

(unaudited)

Investment in Unconsolidated Joint Venture

On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounts for its preferred membership interests in the real estate joint venture under the equity method of accounting since the Company is not the primary beneficiary of the joint venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the joint venture as it is not required to absorb losses and does not expect increases in the book value of the joint venture to have any material impact on the cash flows it will receive over the course of the investment. During the six months ended June 30, 2010, the Company recognized $3.8 million of preferred distributions as income from unconsolidated joint venture.

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

June 30, 2010

(unaudited)

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

During the six months ended June 30, 2010, the Company did not recognize any other-than temporary impairments on its real estate securities. During the six months ended June 30, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of June 30, 2010 and December 31, 2009, the Company’s deferred financing costs were $3.4 million and $4.2 million, respectively, net of amortization.

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

June 30, 2010

(unaudited)

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

June 30, 2010

(unaudited)

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

June 30, 2010

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. However, based on 2010 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company does not expect to have funds available for the redemption program in 2010. During the six months ended June 30, 2010, the Company redeemed $2.3 million of common stock.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it has not incurred any subordinated participation in net cash flows, or subordinated incentive listing fees during the six months ended June 30, 2010 or any previous periods.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

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

Notwithstanding the above, with respect to the Company’s investment in a consolidated joint venture (the “National Industrial Portfolio”) with New Leaf Industrial Partners Fund, L.P. (“New Leaf”), the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined in the Advisory Agreement. The Advisor may also earn a performance fee related to the Company’s investment in this joint venture that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined, on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the Company achieving certain performance thresholds and may only be paid after the repayment of advances from the Advisor. The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the performance threshold in the Advisory Agreement; beginning April 2010, the Company’s operations did not meet the performance threshold in the Advisory Agreement.

Asset management fees to affiliate (including amounts incurred related to properties in discontinued operations) totaled $10.2 million and $11.1 million for the six months ended June 30, 2010 and 2009, respectively.

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

Disposition Fees

For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold. During the six months ended June 30, 2010, the Company sold one real estate property and incurred $0.4 million of disposition fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2010 and 2009, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the six months ended June 30, 2010 and 2009, and was based on daily record dates for distributions from January 1, 2009 through June 30, 2009 of $0.0019178 per share per day and from January 1, 2010 through June 30, 2010 of $0.00143836 per share per day. Each day during the periods from January 1, 2009 through June 30, 2009 and January 1, 2010 through June 30, 2010 was a record date for distributions.

Industry Segments

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 15, “Segment Information.”

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 had no impact on the Company’s consolidated financial statements.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 is effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements.

3. REAL ESTATE HELD FOR INVESTMENT

As of June 30, 2010, the Company’s portfolio of real estate held for investment (including properties held through a consolidated joint venture) was comprised of approximately 20.4 million rentable square feet and was 80% leased. The properties are located in 23 states and include office and industrial properties. The following table summarizes the Company’s investments in real estate as of June 30, 2010 and December 31, 2009 (in thousands):

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2010:
Office	$145,955	$883,596	$61,653	$1,091,204
Industrial (wholly owned)	53,271	280,404	23,860	357,535
Industrial (held through consolidated joint venture)	50,598	266,202	4,788	321,588

Cost	$249,824	$1,430,202	$90,301	$1,770,327
Accumulated depreciation/amortization	—	(111,440)	(43,028)	(154,468)

Net Amount	$249,824	$1,318,762	$47,273	$1,615,859

As of December 31, 2009:
Office	$145,955	$878,817	$65,292	$1,090,064
Industrial (wholly owned)	53,271	279,091	25,821	358,183
Industrial (held through consolidated joint venture)	71,180	386,184	31,142	488,506

Cost	$270,406	$1,544,092	$122,255	$1,936,753
Accumulated depreciation/amortization	—	(112,325)	(60,106)	(172,431)

Net Amount	$270,406	$1,431,767	$62,149	$1,764,322

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2010, the leases have remaining terms of up to 11.8 years with a weighted-average remaining term of 3.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.6 million and $4.7 million as of June 30, 2010 and December 31, 2009, respectively.

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of June 30, 2010 for the years ending December 31 is as follows (in thousands):

July 1, 2010 through December 31, 2010	$75,660
2011	134,017
2012	113,015
2013	95,445
2014	78,136
Thereafter	194,784

$691,057

For the six months ended June 30, 2010, no tenant represented over 6% and no industry represented over 9% of the Company’s annualized base rent. The Company currently has approximately 400 tenants over a diverse range of industries and geographic regions. As of June 30, 2010, the Company had a bad debt reserve of $1.7 million, which represents less than 2% of annualized base rent. As of June 30, 2010, the Company has nine tenants with rent balances outstanding over 90 days, all of which are included in this reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Impairment of Real Estate

As a result of revising the Company’s cash flow projections and holding period for the National Industrial Portfolio joint venture, the Company determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following the Company’s initial investment in the National Industrial Portfolio, it is unlikely that the Company will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012 and the Company may not meet the requirement to exercise the final loan extensions in August 2011. As a result, the Company may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event the Company relinquishes the assets to the lenders, it would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.2 million) and the carrying value of the collateral at that time (currently $322.9 million). During the six months ended June 30, 2010, the Company recognized $23.6 million of total revenues from the National Industrial Portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2010 and December 31, 2009, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Cost	$90,301	$122,255	$21,220	$22,728	$38,659	$42,746
Accumulated Amortization	(43,028)	(60,106)	(12,431)	(10,744)	(16,869)	(16,186)

Net Amount	$47,273	$62,149	$8,789	$11,984	$21,790	$26,560

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(5,901)	$(10,388)	$(1,108)	$(1,458)	$2,608	$3,102

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(12,837)	$(24,960)	$(3,195)	$(3,052)	$4,770	$7,150

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

5. REAL ESTATE LOANS RECEIVABLE

As of June 30, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

	Outstanding				Weighted Average	Weighted
	Principal	Book Value as of		Contractual	Annualized	Average
	Balance as of	June 30,	December 31,	Interest Rate as of	Effective Interest	Remaining Term
Loan Type	June 30, 2010 (1)	2010	2009	June 30, 2010 (2)	Interest Rate (2)	in Years (3)
Fixed Rate
Mezzanine loans	$75,000	$68,957	$105,095	8.00% - 12.00%	9.90%	1.5
Mortgage loans	30,600	25,068	24,823	6.54%	10.10%	7.3
Subordinated debt	50,000	50,000	50,000	11.50%	—	—
B-notes	24,000	17,513	17,234	5.78% - 6.05%	11.37%	7.2

	179,600	161,538	197,152

Variable Rate
Mezzanine loans	495,567	491,389	520,087	(4)	6.06%	0.6
Mortgage loans	55,019	54,955	59,015	(4)	8.51%	0.3

	550,586	546,344	579,102

	730,186	707,882	776,254
Reserve for Loan Losses (5)	—	(95,612)	(110,478)

	$730,186	$612,270	$665,776

(1) Outstanding principal balance as of June 30, 2010 represents the principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.

(2) Contractual interest rate represents the range of the stated interest rates on the face of the loans. Weighted average annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment during 2010. The weighted-average annualized effective interest rates and contractual interest rates presented are for the six months ended June 30, 2010.

(3) Weighted-average remaining term in years is based on the maturity dates of the respective loans as of June 30, 2010.

(4) The contractual interest rates of these loans are based on one-month LIBOR plus a fixed spread. The spread on the mezzanine and mortgage loans range from 2.50% to 5.20% and 2.50% to 3.00%, respectively.

(5) See “—Reserve for Loan Losses.”

The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2010 (in thousands):

Real estate loans receivable, net - December 31, 2009	$665,776
Principal repayments received on real estate loans receivable	(13,807)
Advances on real estate loans receivable	4,106
Extension fees received on real estate loans receivables	(3,524)
Accretion of discounts on purchased real estate loans receivable	1,388
Amortization of origination fees and costs on purchased and originated real estate loans receivable	549
Change in loan loss reserve	14,866
Fair value of Tribeca Building received in lieu of foreclosure	(57,084)

Real estate loans receivable, net - June 30, 2010	$612,270

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

For the three and six months ended June 30, 2010 and 2009, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contractual interest income	$10,222	$14,027	$20,689	$30,152
Interest income from interest rate floor agreements	—	2,023	—	3,257
Accretion of purchase discounts	466	1,139	1,388	3,926
Amortization of origination fees and costs and acquisition costs	821	(671)	549	(1,534)
Amortization of cost of interest rate floor agreements	—	(719)	—	(1,485)

Interest income from real estate loans receivable	$11,509	$15,799	$22,626	$34,316

As of June 30, 2010, the Company has outstanding funding commitments of $7.1 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.

As of June 30, 2010 and December 31, 2009, interest receivable from real estate loans receivable was $1.8 million and $1.6 million, respectively, and is included in rents and other receivables.

Certain of our real estate loans receivable have extension options available to the borrowers. The following is a schedule of current and fully extended maturities for all real estate loans receivable outstanding as of June 30, 2010 (in thousands):

	Current Maturity (1)		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value before Reserve for Loan Losses	Face Value (Funded)	Book Value before Reserve for Loan Losses
July 1, 2010 through December 31, 2010	$188,100	$186,332	$59,305	$59,308
2011	467,486	465,024	514,361	511,953
2012	—	—	20,000	18,224
2013	—	—	61,920	61,871
2014	—	—	—	—
Thereafter	74,600	56,526	74,600	56,526

	$730,186	$707,882	$730,186	$707,882

(1) The schedule of maturities above represents the contractual maturity dates and fully extended maturity dates and related outstanding balances as of June 30, 2010. Fully extended maturity assumes borrowers exercise all available extension options.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Impairments of Real Estate Loans Receivable

As of June 30, 2010, the Company has four loans that it has determined to be impaired: the 200 Professional Drive Mortgage, the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, and the subordinated debt investment in Petra Fund REIT Corp. The Company made its initial determinations that these loans were impaired in 2008 and 2009. No additional impairment charges were recognized during the six months ended June 30, 2010.

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses for the six months ended June 30, 2010 were as follows (in thousands):

Reserve for loan losses, December 31, 2009	$110,478
Provision for loan losses	3,634
Charge-offs to reserve for loan losses	(18,500)

Reserve for loan losses, June 30, 2010	$95,612

As of June 30, 2010, the total reserve for loan losses of $95.6 million consisted of $66.6 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $73.3 million and $29.0 million of portfolio-based reserves on non-impaired real estate loans receivable with an amortized cost basis of $634.6 million. As of June 30, 2010, real estate loans receivable with an amortized cost basis of $68.2 million are on nonaccrual status. The asset-specific reserves relate to the following impaired loans: the 200 Professional Drive Mortgage, the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, and the subordinated debt investment in Petra Fund REIT Corp. The Company recorded provision for loan losses of $3.6 million and $179.1 million during the six months ended June 30, 2010 and 2009, respectively. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, the Company believes it is probable that a loss has occurred within the pool. For the six months ended June 30, 2010, the provision for loan losses was comprised of an increase of $5.0 million to the portfolio-based loan loss reserves, offset by a reduction of $1.4 million calculated on an asset-specific basis. During the six months ended June 30, 2010, the Company also charged-off $18.5 million of reserves for loan losses related to the Tribeca Loans in conjunction with the Company’s foreclosure on the underlying project (see – “Tribeca Building Foreclosure”). For the six months ended June 30, 2009, the provision for loan losses was comprised of $207.1 million calculated on an asset-specific basis, partially offset by a reduction of $28.0 million to the portfolio-based reserves.

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the six months ended June 30, 2010, the Company recognized $0.1 million of interest income related to impaired loans. In addition, the Company recognized $3.8 million of income from an unconsolidated joint venture related to its preferred membership interest in the HSC Partners Joint Venture, which now owns the Arden Portfolio. The Company received its preferred membership interest in the HSC Partners Joint Venture on July 8, 2009 and released the borrowers from liability under the Company’s investment in the Arden Portfolio Mezzanine Loans. The Company accrued $53,000 of interest income related to the Sandmar Mezzanine Loan as of June 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Tribeca Building Foreclosure

In 2006 and 2007, the Company made three investments related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. The project was capitalized in part by a senior mortgage loan (the “Tribeca Senior Mortgage Loan”), a senior mezzanine loan (the “Senior Tribeca Mezzanine Loan”), and two junior mezzanine loans (the “First Tribeca Mezzanine Loan” and the “Second Tribeca Mezzanine Loan”, collectively, the “Tribeca Junior Mezzanine Loans”). As of December 31, 2009, the Company’s outstanding investments with book values (excluding asset-specific loan loss reserves) totaling $57.0 million consisted of (i) a 25% interest in the Tribeca Senior Mortgage Loan (the “Tribeca Senior Mortgage Loan Participation”) and (ii) the Tribeca Junior Mezzanine Loans (collectively with the Tribeca Senior Mortgage Loan Participation, the “Tribeca Loans”). On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on this project by exercising its right to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan pursuant to the Second Tribeca Mezzanine Loan documents. Upon taking possession of the property, the Company recorded the Tribeca Building and the debt assumed at their respective fair values of $90.6 million and $39.2 million. The assumed debt consists of a 75% interest in the Tribeca Senior Mortgage Loan in the amount of $24.2 million and the Senior Tribeca Mezzanine Loan in the amount of $15.0 million. In addition, the Company recorded $13.3 million of other liabilities assumed in the foreclosure. In order to protect its investment in the Tribeca Building, on April 2, 2010, the Company purchased the Senior Tribeca Mezzanine Loan for $15.0 million.

Concentrations of Credit Risks

The Company’s investment in the GKK Mezzanine Loan, totaling $458.2 million as of June 30, 2010, represents a significant investment to the Company that as of June 30, 2010, comprised 18% of the Company’s total assets and 75% of the Company’s total investments in loans receivable, after loan loss reserves. During the six months ended June 30, 2010, the GKK Mezzanine Loan provided 11% of the Company’s revenues and 61% of the Company’s interest income from loans receivable. The GKK Mezzanine Loan matures on March 9, 2011.

The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of June 30, 2010, AFR and its subsidiaries own 956 (902 consolidated (wholly owned) and 54 joint venture (partially owned)) office and bank branch properties located in 36 states and Washington, D.C., including a partial ownership interests in 54 bank branch properties (a 99% interest in 52 properties and a 1% interest in 2 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.8 billion at June 30, 2010 and bears interest at a variable rate of one-month LIBOR plus 520 basis points. The GKK Mezzanine Loan has an extended maturity date of March 11, 2011. Prior to maturity, the Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The Borrower is also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

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

The summarized unaudited financial information is as follows (in thousands):

	AFR Pre-Acquisition (1)	Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2007	As of December 31, 2008	As of December 31, 2009	As of June 30, 2010
Real estate investments, net	$2,108,532	$3,178,527	$3,147,249	$3,116,751
Cash and cash equivalents	124,848	91,240	33,544	29,624
Other assets	997,998	893,419	702,486	680,215

Total assets	$3,231,378	$4,163,186	$3,883,279	$3,826,590

Mortgage notes payable	$1,436,248	$2,469,993	$2,337,758	$2,319,982
Other liabilities	1,181,333	1,052,138	1,012,294	973,472

Total liabilities	2,617,581	3,522,131	3,350,052	3,293,454
Total AFR or the Borrower’s stockholders’ equity	606,417	638,343	532,032	531,818
Noncontrolling interest	7,380	2,712	1,195	1,318

Total equity	613,797	641,055	533,227	533,136

Total liabilities and equity	$3,231,378	$4,163,186	$3,883,279	$3,826,590

	Borrower Post-Acquisition (2)
Income Statement	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010
Total revenues	$110,846	$105,578	$219,513	$212,228
Total operating expenses	(47,782)	(45,502)	(99,484)	(93,204)
Interest and other income	967	823	1,956	2,338
Depreciation and amortization	(29,329)	(26,412)	(56,362)	(53,934)
Interest expense	(31,529)	(29,583)	(64,300)	(59,394)
Gain on sale of properties	1,620	271	3,933	1,312
Equity in net loss from unconsolidated joint ventures	(675)	(685)	(1,316)	(1,342)
Discontinued operations	482	(318)	(3,012)	(548)

Net income	4,600	4,172	928	7,456
Less: Net income attributable to the noncontrolling interest	(55)	(79)	(75)	(123)

Net income attributable to the Borrower	$4,545	$4,093	$853	$7,333

(1) Represents the historical summary financial information of AFR.

(2) Represents the summarized consolidated financial information of the Borrower.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

On March 9, 2010, the Borrower exercised its option to extend the maturity of this loan to March 2011. On March 15, 2010, Gramercy issued a press release stating that the Gramercy Realty portfolio, which is the division of Gramercy that contains the Borrower, will experience significant rollover, rent step-downs and capital requirements through March 2011. As a result, the Gramercy Realty portfolio is expected to generate negative cash flow during the extended term of the GKK Mezzanine Loan. In addition, Gramercy noted in the press release that it has retained EdgeRock Realty Advisors, LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructuring of Gramercy Realty’s mortgage and mezzanine debt. The Company will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the Borrower under the terms of the GKK Mezzanine Loan. While the Company believes it is unlikely that it will be repaid its principal upon maturity of this loan, the Company expects to extend the maturity of the loan for a period of time sufficient for Gramercy Realty to stabilize its portfolio.

6. REAL ESTATE SECURITIES

At June 30, 2010, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis. See Note 2, “Summary of Significant Accounting Policies.”

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

As of June 30, 2010, the Company determined the fair value of the Fixed Rate Securities to be $15.0 million, resulting in an unrealized gain of $2.4 million for the six months ended June 30, 2010. The unrealized loss on the Fixed Rate Securities as of June 30, 2010 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of June 30, 2010, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2009 value, resulting in no unrealized gain or loss for the six months ended June 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

During the six months ended June 30, 2010, the Company did not recognize any other-than-temporary impairments on its real estate securities. As discussed above, on April 1, 2009, through its cumulative transition adjustment related to the adoption of a new accounting principle, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheet. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

The following summarizes the activity related to real estate securities for the six months ended June 30, 2010 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2009	$22,755	$(9,807)	$12,948
Unrealized gain	—	2,445	2,445
Interest accretion on real estate securities	(397)	—	(397)

Real estate securities - June 30, 2010	$22,358	$(7,362)	$14,996

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at June 30, 2010:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	—	—	14,996	(7,362)	14,996	(7,362)

	$—	$—	$14,996	$(7,362)	$14,996	$(7,362)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

7. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

The operations of properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the six months ended June 30, 2010, the Company disposed of one office property. In addition, as of June 30, 2010, the Company owned one industrial property with a net book value of $25.4 million designated as held for sale. The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$623	$733	$1,892	$1,482
Tenant reimbursements	213	235	463	520
Parking revenues and other operating income	20	—	109	—

Total revenues	856	968	2,464	2,002

Expenses:
Operating, maintenance and management	493	94	992	190
Real estate taxes and insurance	370	171	536	343
Asset management fees to affiliate	172	52	342	107
General and administrative expenses	57	1	64	2
Depreciation and amortization	159	335	1,006	693
Interest expense	260	260	518	518

Total expenses	1,511	913	3,458	1,853
Other interest income	—	—	2	—

Income from discontinued operations	$(655)	$55	$(992)	$149

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Real estate held for sale
Total real estate, at cost	$28,291	$68,171
Accumulated depreciation and amortization	(2,904)	(3,890)
Other assets	1,764	2,290

	27,151	66,571

Liabilities related to real estate held for sale
Note payable	18,000	18,000
Other liabilities	73	145

	$18,073	$18,145

8. FORECLOSED REAL ESTATE HELD FOR SALE

On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the Tribeca Building by exercising its rights to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan. The Company acquired the remaining unsold units of the Tribeca Building and assumed the project liabilities. The Company recorded the Tribeca Building at fair value using a discounted cash flow valuation model based on net realizable value (expected sales price less estimated costs to sell the unsold units) of the real estate. See Note 5, “Real Estate Loans Receivable – Tribeca Building Foreclosure.”

As of June 30, 2010, the Company’s investment in the Tribeca Building consisted of condos, retail space and parking spaces with a carrying value of $72.5 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. In addition, the Company had $18.5 million of mortgage loans outstanding and recorded $10.0 million of other liabilities at June 30, 2010. During the six months ended June 30, 2010, the Company sold seven condominium units of the Tribeca Building and recognized a gain on sale of $1.5 million. During the six months ended June 30, 2010, the Company recorded expenses of $1.7 million related to foreclosed real estate held for sale comprised primarily of interest expense.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

9. NOTES PAYABLE AND REPURCHASE AGREEMENTS

As of June 30, 2010 and December 31, 2009, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consisted of the following (dollars in thousands):

Loan Type	Principal as of June 30, 2010	Principal as of December 31, 2009	Contractual Interest Rate as of June 30, 2010 (1)	Weighted-Average Interest Rate as of June 30, 2010 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$534,551	$534,551	5.3% - 6.4%	5.7%	3.0

	534,551	534,551

Variable Rate
Mortgage loans (3)(4)	563,940	545,417	(5)	3.2%	0.8
Mezzanine loans (3)(4)	139,211	137,478	(5)	2.4%	0.1

	703,151	682,895

Repurchase Agreements
GKK mezzanine loans (6)	272,090	280,583	One-month LIBOR + 1.5%	1.9%	0.7
Fixed rate securities (6)	6,691	6,691	One-week LIBOR + 1.0%	1.3%	3.1

	278,781	287,274

Total Notes Payable and Repurchase Agreements	$1,516,483	$1,504,720

(1) Contractual interest rate as of June 30, 2010 represents the range of interest rates in effect under these loans as of June 30, 2010. Weighted-average interest rate as of June 30, 2010 is calculated as the actual interest rate in effect at June 30, 2010 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at June 30, 2010, where applicable.

(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of June 30, 2010; subject to certain conditions, the maturity dates of certain loans may be further extended.

(3) The Company has entered into separate interest rate cap or swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”

(4) As of June 30, 2010, the Company had a $300.0 million mortgage loan and $139.2 million of mezzanine loans held through a consolidated joint venture, all of which are non-recourse to the Company. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. The terms of the loan agreements provide for the right to extend the loans for two additional successive one-year periods upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. Although the Company believes that it will meet the terms for extension of these loans, the Company can give no assurance in this regard. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties. See Note 17, “Subsequent Events—Financings Subsequent to June 30, 2010.”

(5) The contractual interest rate of these loans will vary based on one-month LIBOR plus a fixed spread. The spread on the mortgage and mezzanine loans range from 0.8% to 5.8% and 1.3% to 3.0%, respectively.

(6) See “—Repurchase Agreements.”

During the three and six months ended June 30, 2010, the Company incurred interest expense of $14.9 million and $29.2 million, respectively. As of June 30, 2010 and December 31, 2009, $4.0 million and $3.9 million, respectively, of interest expense was payable. Included in interest expense was the amortization of deferred financing costs of $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $1.5 million and $3.0 million for the three and six months ended June 30, 2010, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following is a schedule of maturities for all notes payable and repurchase agreements outstanding as of June 30, 2010 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
July 1, 2010 through December 31, 2010	$480,211	$—	$480,211	$41,000	$—	$41,000
2011	160,741	272,090	432,831	58,240	272,090	330,330
2012	267,407	—	267,407	604,703	—	604,703
2013	103,142	6,691	109,833	148,842	—	148,842
2014	146,001	—	146,001	304,717	6,691	311,408
Thereafter	80,200	—	80,200	80,200	—	80,200

	$1,237,702	$278,781	$1,516,483	$1,237,702	$278,781	$1,516,483

(1) Represents the maturities of all notes payable outstanding as of June 30, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of our notes payable and repurchase agreements contain financial and non-financial debt covenants. As of June 30, 2010, the Company was in compliance with all debt covenants.

Repurchase Agreements

The repurchase agreement carrying values, the book value of the underlying collateral and the repurchase agreement counterparties as of June 30, 2010 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral		Repurchase Agreement Counterparties
GKK I - Mezzanine Loan	Real estate loans receivable, net	$153,051	$257,718	03/09/2011	(1)	Goldman Sachs Mortgage Company
GKK II - Mezzanine Loan	Real estate loans receivable, net	119,039	200,447	03/09/2011	(1)	Citigroup Financial Products, Inc.
Fixed Rate Securities	Real estate securities	6,691	14,996	12/31/2017		Deutsche Bank Securities, Inc.

		$278,781	$473,161

(1) The Company is a guarantor of these repurchase agreements. See Note 5, “Real Estate Loans Receivable – Concentrations of Credit Risks” for more information on the Company’s investment in the GKK Mezzanine Loan.

Recent Financing Transactions

Millennium I Building Revolving Loan

On February 12, 2010, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. The Company obtained a three-year revolving loan from a financial institution that allows the Company to draw up to $29.5 million (the “Millennium I Building Revolving Loan”), subject to certain terms and restrictions. The Millennium I Building Revolving Loan bears interest at a floating rate equal to 375 basis points over one-month LIBOR, but at no point may the interest rate be less than 5.25%. As of June 30, 2010, the Company had not made any draws on the Millennium I Building Revolving Loan. The loan matures on March 1, 2013, subject to two one-year extension options.

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

June 30, 2010

(unaudited)

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments designated as cash flow hedges as of June 30, 2010 and December 31, 2009. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	June 30, 2010	December 31, 2009	Balance Sheet Location
Interest Rate Swap	07/11/2008	07/11/2012	$119,037	One-month LIBOR/ Fixed at 3.82%	$(5,105)	$(5,580)	Other liabilities
Interest Rate Swap	11/05/2008	10/14/2010	41,000	One-month LIBOR/ Fixed at 2.29%	(223)	(590)	Other liabilities
Interest Rate Swap	02/05/2009	03/01/2013	45,700	One-month LIBOR/ Fixed at 2.26%	(1,336)	(444)	Other liabilities
Interest Rate Cap	08/15/2009	08/15/2011	46,000	One-month LIBOR at 2.50%	3	105	Deferred financing costs, prepaid expenses and other assets

Total derivatives designated as hedging instruments			$251,737		$(6,661)	$(6,509)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized losses of $0.1 million and unrealized gains of $0.2 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the six months ended June 30, 2010 and 2009, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $3.0 million and $1.1 million of interest expense related to the effective portion of cash flow hedges during the six months ended June 30, 2010 and 2009, respectively. The ineffective portion, reported as a component of interest expense, did not have a material impact on earnings and the Company does not anticipate that it will have a material impact in the future. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totals $5.2 million as of June 30, 2010 and is included in accumulated other comprehensive loss.

As of June 30, 2010, the Company also held one interest rate cap with a notional amount of $405.0 million that was not designated as a cash flow hedge. This interest rate cap has a one-month LIBOR strike rate of 5.75% and matures on August 15, 2010. The fair value of this interest rate cap was $0 at June 30, 2010 and December 31, 2009, respectively.

11. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and whose markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments whose markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of assets and liabilities for which it is practicable to estimate the fair value:

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of June 30, 2010, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

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

The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009, whose carrying amounts do not approximate their fair values:

	June 30, 2010 (amounts in thousands)			December 31, 2009 (amounts in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$730,186	$612,270	$560,233	$796,972	$665,776	$613,341
Investment in unconsolidated joint venture	—	—	16,183	—	—	23,214
Financial liabilities:
Notes payable and repurchase agreements (2)	$1,516,483	$1,516,483	$1,369,609	$1,504,720	$1,504,720	$1,327,611

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at June 30, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, actual results could be materially different from the Company’s estimate of value.

During the six months ended June 30, 2010, the Company measured the following assets and liabilities at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$14,996	$—	$—	$14,996
Asset derivatives	3	—	3	—
Nonrecurring Basis:
Foreclosed real estate held for sale (1)	90,606	—	—	90,606
Impaired real estate	234,105			234,105
Liabilities assumed on foreclosed real estate held for sale (1)	(52,483)	—	—	(52,483)
Impaired real estate loans receivable	4,085	—	—	4,085

Total Assets	$291,312	$—	$3	$291,309

Recurring Basis:
Liability derivatives	$(6,664)	$—	$(6,664)	$—

Total Liabilities	$(6,664)	$—	$(6,664)	$—

(1) Amount reflects fair value at the time of foreclosure.

When the Company has a collateral-dependent loan that is identified as being impaired, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. Due to the nature of the properties collateralizing the Company’s impaired collateral-dependent loans as of June 30, 2010, the Company estimated the fair value of the collateral by using an internally developed valuation model that utilizes the income approach to valuing real estate. This approach requires the Company to make significant judgments with respect to capitalization rates, market rental rates, occupancy rates, and operating expenses that are considered Level 3 inputs.

When the Company has a loan that is identified as being impaired in connection with a troubled debt restructuring resulting from a concession granted by the Company to the borrower through a modification of the loan terms, the loan is evaluated for impairment by comparing the carrying value of the loan to the present value of the modified cash flow stream discounted at the rate used to recognize interest income. This rate may not be indicative of a market rate and, therefore, the resulting present value may not be considered to be a fair value. Thus, such financial assets involved in troubled debt restructuring are not considered to be carried at fair value.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The Company estimated the fair value of impaired real estate by using a 10-year discounted cash flow analysis. The cash flow analysis utilized internally prepared cash flow estimates, terminal capitalization rates within historical average ranges and discount rates that fall within ranges the Company believes are used by market participants. The capitalization rate ranges and discount rate ranges were obtained from third-party service providers and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis.

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

For the Six Months Ended June 30, 2010
Balance, December 31, 2009	$12,948
Unrealized change in market value on real estate securities	2,445
Interest accretion on real estate securities	(397)

Balance, June 30, 2010	$14,996

Unrealized change in market value on real estate securities in accumulated other comprehensive income (loss)	$2,445

12. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2010 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management and disposition of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2010 and 2009, no transactions occurred between the Company and these other entities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2010 and 2009, and any related amounts payable as of June 30, 2010 and December 31, 2009 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2010	December 31, 2009
	2010	2009	2010	2009
Expensed
Asset management fees (1)(2)	$4,866	$5,431	$10,187	$11,122	$5,386	$4,881
Reimbursement of operating expenses	3	4	3	224	—	—
Disposition fees	412	—	412	—	412	—

Additional Paid-in Capital
Selling commissions	296	439	578	870	—	—
Reimbursable other offering costs	—	7	—	79	—	—

Capitalized
Advances from Advisor	—	—	—	—	1,600	1,600

	$5,577	$5,881	$11,180	$12,295	$7,398	$6,481

(1) See Note 2, “Summary of Significant Accounting Polices – Related Party Transactions – Asset Management Fee.”

(2) Amounts include asset management fees from properties in discontinued operations.

Advances from Advisor and Joint Venture Performance Fees

Pursuant to the Advisory Agreement, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending August 31, 2010 exceeds the amount of the Company’s Funds from Operations (as defined below) from January 1, 2006 through August 31, 2010. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these advances if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by the Advisor. No amounts have been advanced since January 2007. The Advisory Agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other than temporary impairments of real estate securities, or other similar charges. The Company and the Advisor have agreed that the Advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Pursuant to the Advisory Agreement, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement). The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the Funds from Operations condition per the Advisory Agreement; beginning April 2010, the Company’s operations did not meet the Funds from Operations condition per the Advisory Agreement. As a result, as of June 30, 2010, the Company had accrued for incurred but unpaid performance fees of $5.4 million from inception through March 31, 2010. Although these performance fees have been incurred as of June 30, 2010, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of June 30, 2010, $1.6 million of advances from the Advisor remain unpaid.

13. CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

The Company holds an 80% membership interest in a joint venture with New Leaf. The joint venture, referred to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with a remaining term of 12.8 years with respect to another industrial property. Although the Company holds an 80% membership interest and income, losses and distributions are generally allocated based on the members’ respective membership interests, the Company and New Leaf have equal voting rights with regard to certain major decisions. Based on these facts, the Company determined its investment in National Industrial Portfolio joint venture to be a variable interest, and therefore, the National Industrial Portfolio joint venture to be a variable interest entity.

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

Due to provisions within the joint venture agreement that would allow the Company to exercise control over the liquidation of the joint venture, the Company concluded that it is the primary beneficiary of this variable interest entity. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest. During the six months ended June 30, 2010, the National Industrial Portfolio joint venture recognized a net loss of $122.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

14. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES

Supplemental cash flow and significant noncash transaction disclosures are as follows (in thousands):

	For the Six Months Ended June 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$27,945	$28,031

Supplemental Disclosure of Significant Noncash Transactions:
Investment in real estate acquired through foreclosure	$90,606	$—

Liabilities assumed through foreclosure of real estate	$52,483	$—

Decrease in distributions payable	$131	$329

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$23,070	$33,760

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

The Company evaluates the performance of its segments based upon net operating income from continuing operations (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income and income from its unconsolidated joint venture investment less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate and real estate-related investments and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2010 and 2009 and total assets and total liabilities for each reportable segment as of June 30, 2010 and December 31, 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Real estate segment	$49,440	$54,681	$102,166	$113,868
Real estate-related segment	12,275	16,596	24,173	36,247

Total Revenues	$61,715	$71,277	$126,339	$150,115

Interest Expense:
Real estate segment	$13,626	$14,052	$26,636	$28,073
Real estate-related segment	1,286	1,422	2,540	2,918

Total interest expense	$14,912	$15,474	$29,176	$30,991

NOI:
Real estate segment	$15,576	$18,612	$32,402	$40,558
Real estate-related segment	9,397	13,254	18,384	29,223

Total NOI	$24,973	$31,866	$50,786	$69,781

	As of June 30,	As of December 31,
	2010	2009
Assets:
Real estate segment	$1,751,807	$1,854,376
Real estate-related segment	630,364	682,048

Total segment assets	2,382,171	2,536,424
Real estate held for sale	27,151	66,571
Foreclosed real estate held for sale	72,535	—
Corporate-level (1)	26,532	37,016

Total assets	$2,508,389	$2,640,011

Liabilities:
Real estate segment	$1,275,153	$1,274,576
Real estate-related segment	279,339	287,758

Total segment liabilities	1,554,492	1,562,334
Real estate held for sale	18,073	18,145
Foreclosed real estate held for sale	18,523	—
Corporate-level (2)	10,257	10,171

Total liabilities	$1,601,345	$1,590,650

(1) Corporate-level assets consisted primarily of cash and cash equivalents of approximately $26.1 million and $36.9 million as of June 30, 2010 and December 31, 2009, respectively.

(2) As of June 30, 2010 and December 31, 2009, corporate-level liabilities consisted primarily of amounts due to affiliates, accruals for legal and accounting fees and distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(120,380)	$(171,016)	$(115,836)	$(173,089)
Gain on sale of foreclosed real estate held for sale	(1,540)	—	(1,540)	—
Income from unconsolidated joint venture	(1,947)	—	(3,848)	—
Other interest income	(24)	(60)	(52)	(136)
Loss on derivative instruments	—	2	—	8
General and administrative expenses	2,804	2,410	4,456	3,913
Depreciation and amortization	20,337	24,550	41,594	55,075
Impairment charge on real estate	123,453	—	123,453	—
Provision for loan losses	3,682	176,035	3,634	179,092
Other-than-temporary impairments of real estate securities	—	—	—	5,067
Total income from discontinued operations	(1,412)	(55)	(1,075)	(149)

NOI	$24,973	$31,866	$50,786	$69,781

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

Concentration of Credit Risk

The Company owns a significant number of mezzanine loans that as of June 30, 2010 comprised 22% of the Company’s total assets and 79% of the Company’s total investments in loans receivable, before loan loss reserves. During the six months ended June 30, 2010, the Company’s investments in mezzanine loans provided 14% of the Company’s revenues and 80% of the Company’s interest income.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

The GKK Mezzanine Loan represents a significant investment to the Company that as of June 30, 2010 comprised 18% of the Company’s total assets and 75% of the Company’s total investments in loans receivable, after loan loss reserves. During the six months ended June 30, 2010, the GKK Mezzanine Loan provided 11% of the Company’s revenues and 61% of the Company’s interest income. On March 9, 2010, the Borrower exercised its option to extend the maturity of this loan to March 2011. On March 15, 2010, Gramercy issued a press release stating that the Gramercy Realty portfolio, which is the division of Gramercy that contains the Borrower, will experience significant rollover, rent step-downs and capital requirements through March 2011. As a result, the Gramercy Realty portfolio is expected to generate negative cash flow during the extended term of the GKK Mezzanine Loan. In addition, Gramercy noted in the press release that it has retained EdgeRock Realty Advisors, LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructuring of Gramercy Realty’s mortgage and mezzanine debt. The Company will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the Borrower under the terms of the GKK Mezzanine Loan. While the Company believes it is unlikely that it will be repaid its principal upon maturity of this loan, the Company expects to extend the maturity of the loan for a period of time sufficient for Gramercy Realty to stabilize its portfolio. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the borrower’s debt service obligations; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the borrower might rely on its sponsors to fund any debt service shortfalls. In the event the borrower’s sponsors were unable or unwilling to do so, the borrower might default on the loan. Under such a scenario, the most junior lender could foreclose on the ownership interests of the properties and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender were to default, the Company could foreclose on the membership interests of the properties and assume the more senior loans. Under such a scenario, the Company could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell the properties and repay the remaining loans. The Company may not have the ability or willingness to operate the properties or assume the liabilities related to the properties. The GKK Mezzanine Loan is subordinate to secured senior loans in the aggregate principal amount of $1.8 billion at June 30, 2010.

The GKK Mezzanine Loan is security for two repurchase agreements totaling $272.1 million as of June 30, 2010. These repurchase agreements mature on March 9, 2011. The Company is a guarantor of these repurchase agreements. Upon maturity of the repurchase agreements, the subsidiaries of the Company that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. While the Company expects to extend the terms of the GKK Mezzanine Loan at maturity, there is no guarantee that KBS GKK will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. KBS GKK may be required to cure any default under the repurchase agreements by repaying the amounts outstanding under the repurchase agreements and/or relinquishing to the lenders under the repurchase agreements any of the assets securing the repurchase agreements. In addition, KBS GKK may be required to pledge or cause the Company, as guarantor, to pledge additional collateral for the repurchase agreements. Should KBS GKK default under the repurchase agreements, the Company, as guarantor of the repurchase agreements, would be obligated to cure such default. Under the terms of the guaranty, the guarantor’s liability is primary and the guarantor would be required to cure any such default by repaying the amounts outstanding under the repurchase agreements.

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

June 30, 2010

(unaudited)

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

Distributions Paid

On July 15, 2010, the Company paid distributions of $7.9 million, which related to distributions declared for each day in the period from June 1, 2010 through June 30, 2010. On August 13, 2010, the Company paid distributions of $8.1 million, which related to distributions declared for each day in the period from July 1, 2010 through July 31, 2010.

Distributions Declared

On July 7, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2010 through August 31, 2010, which the Company expects to pay in September 2010. On August 9, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2010 through September 30, 2010, which the Company expects to pay in October 2010, and distributions based on daily record dates for the period October 1, 2010 though October 31, 2010, which the Company expects to pay in November 2010. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share or a 7.32% annualized rate based on shares purchased under the Company’s dividend reinvestment plan at the September 30, 2009 estimated value per share of $7.17. The Advisor has agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending August 31, 2010 exceeds the amount of the Company’s funds from operations (as defined by the Company’s advisory agreement) from January 1, 2006 through August 31, 2010, see Note 12, “Related Party Transactions.” The Company and the Advisor have agreed that the Advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.

Financings Subsequent to June 30, 2010

On August 9, 2010, the Company, through the National Industrial Portfolio joint venture, extended the maturity of the National Industrial Portfolio mortgage and mezzanine loans to August 9, 2011. In connection with extending the maturity dates of the loans, the Company paid $0.2 million to enter into an interest rate cap agreement that will cap one-month LIBOR on $405.0 million of the outstanding debt at 1.0%. The terms of the loan agreements provide for the right to extend the loans for one additional year upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. Although the Company believes that it will meet the terms for extension of these loans, the Company can give no assurance in this regard.

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

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our investments.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We sold 171,109,494 shares of common stock in the primary offering for gross offering proceeds of $1.7 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of June 30, 2010, we had sold 16,978,260 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $152.6 million. As of June 30, 2010, we had redeemed 5,780,245 shares sold in our public offering for $53.6 million.

As of June 30, 2010, we owned 64 real estate properties (including one industrial property held for sale), one master lease, 14 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans and a preferred membership interest in a real estate joint venture. Also, as of June 30, 2010, we owned a condominium project consisting of 20 condominium units, two retail spaces and parking spaces, all of which were acquired through foreclosure and are currently held for sale. As of June 30, 2010, as a percentage of our total investments, the gross acquisition price of our real estate properties represented 73% of our portfolio and the gross acquisition price of our real estate-related investments represented 27% of our portfolio.

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

Market Outlook – Real Estate and Real Estate Finance Markets

During 2008 and 2009, the global financial markets experienced increased volatility due to the widespread concerns about credit risk and the functioning of the capital markets. Economies throughout the world have experienced substantially increased unemployment and sagging consumer confidence due to a downturn in economic activity. According to the U.S. Bureau of Labor Statistics, there were approximately 8.4 million jobs lost in the U.S. from December 2007 through December 2009 and the unemployment rate peaked in 2009 at 10.1%, up from 5.0% in December 2007. In addition, the failure (and near failure) of several large financial institutions and the expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and a continued skepticism in the general business climate.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across all major property types and in most geographic markets. In general, borrower defaults continue to rise, rental rates have fallen, and demand for commercial real estate space in most markets has contracted. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

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

In late 2008 and throughout 2009, transaction volume for commercial real estate declined dramatically. Increased market volatility has led to uncertainty and poor investor confidence with regard to future market conditions. In the third quarter of 2009, government programs designed to provide liquidity to the capital markets and low short-term interest rates began to have an effect on the demand for assets with yield. Credit spreads across most of the fixed income markets have experienced a dramatic decrease, allowing the commercial real estate markets to stabilize. Following a prolonged period of inactivity, transaction activity has slowly increased and some measure of liquidity has made its way into the market; however, the volume is well below that seen prior to 2008.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which has, coupled with historically low rates and slightly-relaxed underwriting standards, helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance, improved unemployment rate and improved access to capital for some companies, the aforementioned economic conditions have sustained the ongoing global recession. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves and loans under which we have foreclosed or otherwise taken title to the property, we have investments with book values totaling $458.2 million maturing within the next 12 months. We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $546.4 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $161.5 million.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows on our properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage and mezzanine notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. Assuming our notes payable and repurchase agreements (including debt obligations related to real estate held for sale) are fully extended under the terms of the respective loan agreements, we have $355.7 million of debt obligations maturing during the 12 months ending June 30, 2011. We have a total of $534.6 million of fixed rate notes payable and $981.9 million of variable rate notes payable and repurchase agreements; of the $981.9 million of variable rate notes payable and repurchase agreements, interest rates on $205.7 million are effectively fixed through interest rate swaps and interest rates on $439.2 million are subject to interest rate caps.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are for the payment of operating expenses, capital expenditures related to the lease-up and maintenance of our real estate investments, general and administrative expenses, payments under debt obligations and distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering which closed in 2008;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Debt financings, including mortgage loans, repurchase agreements and credit facilities;

•	Cash flow generated by our real estate operations and real estate-related investments;

•	Proceeds from the sales of real estate; and

•	Principal repayments on our real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We ceased offering shares of common stock in our primary offering on May 30, 2008 and continue to issue shares under our dividend reinvestment plan. To date, we have invested the proceeds from our initial public offering and do not currently plan to acquire or originate more real estate or real estate-related assets. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, funds available under our credit facility, proceeds from our dividend reinvestment plan and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.

We expect to use a significant portion of our cash flows from operations, principal repayments on our real estate loans receivable and/or proceeds from asset sales to pay dividends. Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2010, our real estate portfolio was 80% leased and our bad debt reserve was less than 2% of annualized base rent. As of June 30, 2010, we had nine tenants with rent balances outstanding over 90 days. Based on current market conditions and expiring leases in our portfolio, occupancy may decrease during the remainder of the year. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of June 30, 2010, three of the 13 borrowers under our real estate loans receivable were delinquent. As a result of these factors, we may experience declines in future cash flows from real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets.

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

We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; the repayment of debt; and the repurchase of shares under our share redemption program. During the second half of 2009 and the first half of 2010, the participation in our dividend reinvestment plan decreased in comparison to 2008. Further reductions in participation under the dividend reinvestment plan could adversely impact our ability to meet our capital needs. Based on our 2010 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have announced that we do not expect to have funds available for the share redemption program in 2010.

For the six months ended June 30, 2010, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments and cash on hand. We believe that our cash flow from operations, expected proceeds from our dividend reinvestment plan, principal repayments on our real estate loans receivable, potential proceeds from the sale of assets and availability under our revolving credit facility will be sufficient to meet our liquidity needs for the upcoming year.

Cash Flows from Operating Activities

As of June 30, 2010, we owned 64 real estate properties, one master lease, 14 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. During the six months ended June 30, 2010, net cash provided by operating activities was $27.9 million, compared to $51.6 million of net cash provided by operating activities during the six months ended June 30, 2009. Net cash from operations decreased in 2010 primarily as a result of a $12.7 million decrease in contractual interest income due to our non-performing real estate loans receivable and a decrease of $11.8 million in rental income and tenant reimbursements due to a combination of lower occupancy, increased lease concessions and reduced rental rates.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Net cash provided by investing activities was $50.3 million for the six months ended June 30, 2010. The significant sources of cash from investing activities were as follows:

•	$41.0 million of cash provided from the sale of real estate;

•	$13.8 million of cash provided by principal repayments on real estate loans receivable;

•	$7.8 million of cash used for additions to real estate;

•	$5.9 million of cash provided from the sale of foreclosed real estate held for sale;

•	$4.1 million of cash used for advances on real estate loans receivable;

•	$3.5 million of cash provided by extension fees related to real estate loans receivables; and

•	$2.1 million increase in restricted cash held to pay for future additions to real estate per the terms of a loan agreement.

Cash Flows from Financing Activities

Net cash used in financing activities was $56.8 million for the six months ended June 30, 2010. The significant uses of cash for financing activities were as follows:

•

$27.5 million of net cash used for debt and other financings as a result of $29.2 million of principal payments on notes payable and repurchase agreements, partially offset by proceeds from notes payable of $1.7 million;

•	$24.2 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $23.1 million;

•	$2.9 million of cash used for redemptions of common stock of $2.3 million and for payments of commissions on stock sales of $0.6 million; and

•	$1.8 million of distributions paid to the noncontrolling interest holder of our joint venture investment in the National Industrial Portfolio.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $355.7 million of debt maturing during the 12 months ending June 30, 2011. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. We have a total of $534.6 million of fixed rate notes payable and $981.9 million of variable rate notes payable and repurchase agreements; of the $981.9 million of variable rate notes payable and repurchase agreements, interest rates on $205.7 million of these notes were effectively fixed through interest rate swaps and interest rates on $439.2 million of these notes were subject to interest rate caps. In addition, we have variable rate loans receivable with total aggregate outstanding principal balances of $550.6 million that, when interest rate indices such as LIBOR increase, provide income to offset increases in interest expense on variable rate debt. As discussed above, in 2008 and through early 2009, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. We have a total of $776.2 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2010, we had two repurchase agreements totaling $272.1 million secured by our investment in the GKK Mezzanine Loan. These repurchase agreements mature on March 9, 2011 and KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. Upon maturity of the repurchase agreements, our subsidiaries that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. There is no guarantee that KBS GKK will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. Should KBS GKK default under the repurchase agreements, we, as guarantor of the repurchase agreements, would be obligated to cure such default. In such instance, we may be required to make cash payments, attempt to obtain additional financing and/or pledge additional collateral under the repurchase agreements. We may also be required to surrender our investments securing the repurchase agreements to the lenders. Under the terms of the guaranty, the guarantor’s liability is primary and the guarantor would be required to cure any such default by repaying the amounts outstanding under the repurchase agreements.

As of June 30, 2010, we had $439.2 million of mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture. Due to a decline in the operating performance of the National Industrial Portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that the we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture upon their fully-extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012.

In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and the dealer manager. We pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We may also pay the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with eligible sales under the dividend reinvestment plan and to the extent permitted under state securities laws. We will also continue to reimburse our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan.

As of June 30, 2010, we have $76.8 million of cash and cash equivalents and up to $29.5 million available under our revolving credit facility primarily to meet our operational and capital needs. To the extent not used for operations and capital needs, these amounts would be available to meet the requirements of these commitments.

As of June 30, 2010, our borrowings were approximately 58% and 61% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

The following is a summary of our contractual obligations (including amounts related to real estate held for sale) as of June 30, 2010 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Outstanding debt obligations (1)	$1,516,483	$480,211	$700,238	$255,834	$80,200
Interest payments on outstanding debt obligations (2)	$110,135	$22,472	$55,022	$24,195	$8,446
Outstanding funding obligations under real estate loans receivable	$7,101	$7,101	$—	$—	$—
Other obligations (3)	$7,398	(3)	(3)	(3)	(3)

(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of June 30, 2010.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2010, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $28.0 million during the six months ended June 30, 2010, excluding amortization of deferred financing costs totaling $1.2 million.

(3) Represents the $1.6 million of outstanding advances from our advisor, $5.4 million of incurred but unpaid performance fees, and $0.4 million of incurred but unpaid disposition fees as of June 30, 2010. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.

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

In addition to the advances to us from our advisor in the amount of $1.6 million, at June 30, 2010, we have incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition as defined in the advisory agreement; beginning April 2010, our operations did not meet the Funds from Operations condition as defined in the advisory agreement. Although performance fees of $5.4 million have been incurred as of June 30, 2010, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

Results of Operations

Overview

As of June 30, 2009, we owned 64 real estate properties, one master lease, 21 real estate loans receivable (ten of which were impaired), and two investments in securities directly or indirectly backed by commercial mortgage loans. Subsequent to June 30, 2009, one additional real estate loan receivable was impaired and we foreclosed on two properties underlying impaired loan investments and released a borrower under an impaired loan investment in exchange for a preferred membership interest in an entity that owns the property that had secured the loan. We have also designated one industrial property as held for sale and sold one office property, and accordingly, we classified both properties as discontinued operations for all periods presented in our consolidated financial statements. In addition, we have experienced a decline in the occupancy of our real estate properties from 92% as of June 30, 2009 to 80% as of June 30, 2010. Our results of operations were affected by these factors during the three and six months ended June 30, 2010 and 2009 as discussed below.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2009

The following table provides summary information about our results of operations for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2010	2009
Rental income	$41,811	$44,422	$(2,611)	(6%	)
Tenant reimbursements	6,986	9,557	(2,571)	(27%	)
Interest income from real estate loans receivable	11,509	15,799	(4,290)	(27%	)
Interest income from real estate securities	767	797	(30)	(4%	)
Parking revenues and other operating income	642	702	(60)	(9%	)
Property operating, maintenance, and management costs	10,127	11,687	(1,560)	(13%	)
Real estate taxes, property-related taxes, and insurance	7,009	6,871	138	2%
Asset management fees to affiliate	4,694	5,379	(685)	(13%	)
General and administrative expenses	2,804	2,410	394	16%
Depreciation and amortization expense	20,337	24,550	(4,213)	(17%	)
Interest expense	14,912	15,474	(562)	(4%	)
Impairment charge on real estate	123,453	—	123,453	100%
Provision for loan losses	3,682	176,035	(172,353)	(98%	)
Gain on sale of foreclosed real estate held for sale	1,540	—	1,540	100%
Income from unconsolidated joint venture	1,947	—	1,947	100%
Other interest income	24	60	(36)	(60%	)
Loss on derivative instruments	—	(2)	2	(100%	)
Gain on sale of real estate, net	2,067	—	2,067	100%

The $2.6 million decrease in rental income primarily relates to lower occupancy, a net decrease in amortization of below-market in-place leases and lower rental rates for new tenants and as a result of lease renewals, partially offset by an increase in lease termination fees. Our rental income will vary in large part based on the occupancy rates and rental rates at the buildings in our portfolio. Occupancy decreased from 92% at June 30, 2009 to 80% at June 30, 2010. While we would generally expect rental income to increase over the long-term, the current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.

The $2.6 million decrease in tenant reimbursements was primarily due to lower occupancy (as a result of tenants vacating or reducing leased space) and lower recovery of operating expenses caused by the reset of tenant base years (as a result of new tenants and lease renewals). Our tenant reimbursements vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over the long-term, the current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements, especially in the short-term. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed due to tenant rollover, tenant reimbursements generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $4.3 million decrease in interest income from loans receivable was primarily due to a decrease in interest income from the Arden Portfolio Mezzanine Loans, the 2600 Michelson Mezzanine Loan, the 18301 Von Karman Loans, the Tribeca Loans and the Sandmar Mezzanine Loan, partially offset by an increase in interest income from the GKK Mezzanine Loan. A decrease of $2.9 million related to the Arden Portfolio Mezzanine Loans was due to the fact that we released the borrowers under this investment from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans on July 8, 2009; revenues generated by this investment are now recognized as income from unconsolidated joint venture. A decrease of $0.3 million related to the 2600 Michelson Mezzanine Loan was due to the impairment of this loan in the second quarter of 2009. A decrease of $1.0 million related to the 18301 Von Karman Loans was due to the fact that we gained control of the property on October 6, 2009 as a result of receiving a deed-in-lieu of foreclosure; revenues generated and expenses incurred by this investment are now recognized in our real estate operations. A decrease of $0.5 million related to the Tribeca Loans was a result of ceasing the recognition of revenue on our First and Second Tribeca Mezzanine Loans during the second quarter of 2009 and due to the fact that the borrowers under the Tribeca Loans defaulted and we foreclosed on the project on February 19, 2010. A decrease of $0.2 million related to the Sandmar Mezzanine Loan was a result of the impairment of this loan during the fourth quarter of 2010. Interest income from the GKK Mezzanine Loan increased by $0.4 million primarily due to the amortization of the fee paid by GKK to extend this loan to March 2011, partially offset by a decrease in interest income due to a $14.3 million decrease in the principal balance from June 30, 2009 to June 30, 2010.

Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR to the extent we have variable rate loans and the ability of borrowers under the real estate loans receivable scheduled to mature during the next year to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $458.2 million maturing within a year from June 30, 2010.

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

The $1.6 million decrease in property operating, maintenance, and management costs is due to a decrease in utility expenses as a result of lower utility rates and utility credits recognized during the three months ended June 30, 2010. The decrease also relates to a recovery of tenant receivables that were previously reserved.

The $0.7 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation beginning in the fourth quarter of 2009, a reduction in the outstanding principal balance of the GKK Mezzanine Loan, as a result of principal repayments on the loan, and a decrease in asset management fees relating to the National Industrial Portfolio joint venture because we did not meet certain performance thresholds during the three months ended June 30, 2010.

The $0.4 million increase in general and administrative expenses primarily relates to higher legal fees incurred for various transaction consultations. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $4.2 million decrease in depreciation and amortization is primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations and accelerated depreciation and amortization for early lease terminations or renewals during and subsequent to the three months ended June 30, 2009.

The $0.6 million decrease in interest expense is primarily due to a decrease in amortization of deferred financing costs relating to the mortgage and mezzanine loans outstanding on the National Industrial Portfolio joint venture. The original maturity of these loans was August 2009. The decrease also relates to a decrease in interest expense under floating rate notes payable and repurchase agreements as a result of decreases in LIBOR. One-month LIBOR averaged 0.35% during the three months ended June 30, 2009 and averaged 0.31% during the three months ended June 30, 2010. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future.

During the three months ended June 30, 2010, we recognized an impairment charge on real estate of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture. We hold an 80% membership interest in the joint venture and consolidate the joint venture in our financial statements. This joint venture, which we refer to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with respect to another industrial property. As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that the we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.2 million) and the carrying value of the collateral at that time (currently $322.9 million). We did not recognize any impairment charge on real estate during the three months ended June 30, 2009.

The provision for loan losses for the three months ended June 30, 2010 decreased by $172.4 million compared to the three months ended June 30, 2009 as a result of the $176.0 million provision for loan losses related to the Tribeca Mezzanine Loans, the 18301 Von Karman Loans, the Arden Portfolio Mezzanine Loans and the 2600 Michelson Mezzanine Loan recorded during the three months ended June 30, 2009. This was offset by an increase of $5.0 million in our provision for portfolio-based loan losses during the three months ended June 30, 2010. For information regarding our impaired loans, see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

We recognized a gain of $1.5 million on the sales of foreclosed real estate held for sale. During the three months ended June 30, 2010, we sold seven condominium units of the Tribeca Buildings.

We recognized $1.9 million in income from unconsolidated joint venture related to the Arden Portfolio for the three months ended June 30, 2010. On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans. Although there was no income from the unconsolidated joint venture during the three months ended June 30, 2009, we recognized $3.5 million of interest income from the real estate loans receivable relating to the Arden Portfolio Mezzanine Loans, of which $1.9 million related to income from our interest rate floor agreements that expired on August 9, 2009.

We recognized a gain on sale of real estate of $2.1 million related to the disposition of the 18301 Von Karman Building on June 30, 2010. We did not dispose of any real estate during the three months ended June 30, 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2009

The following table provides summary information about our results of operations for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2010	2009
Rental income	$85,369	$92,260	$(6,891)	(7%)
Tenant reimbursements	15,275	20,188	(4,913)	(24%)
Interest income from real estate loans receivable	22,626	34,316	(11,690)	(34%)
Interest income from real estate securities	1,547	1,931	(384)	(20%)
Parking revenues and other operating income	1,522	1,420	102	7%
Property operating, maintenance, and management costs	22,105	24,282	(2,177)	(9%)
Real estate taxes, property-related taxes, and insurance	14,427	14,046	381	3%
Asset management fees to affiliate	9,845	11,015	(1,170)	(11%)
General and administrative expenses	4,456	3,913	543	14%
Depreciation and amortization expense	41,594	55,075	(13,481)	(24%)
Interest expense	29,176	30,991	(1,815)	(6%)
Impairment charge on real estate	123,453	—	123,453	100%
Provision for loan losses	3,634	179,092	(175,458)	(98%)
Other-than-temporary impairment of real estate securities	—	5,067	(5,067)	(100%)
Gain on sale of foreclosed real estate held for sale	1,540	—	1,540	100%
Income from unconsolidated joint venture	3,848	—	3,848	100%
Other interest income	52	136	(84)	(62%)
Loss on derivative instruments	—	(8)	8	(100%)
Gain on sale of real estate, net	2,067	—	2,067	100%

The $6.9 million decrease in rental income primarily relates to a net decrease in amortization of below-market in-place leases, lower occupancy and lower rental rates for new tenants and as a result of lease renewals, partially offset by an increase in lease termination fees. Our rental income will vary in large part based on the occupancy rates and rental rates at the buildings in our portfolio. Occupancy decreased from 92% at June 30, 2009 to 80% at June 30, 2010. While we would generally expect rental income to increase over the long-term, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.

The $4.9 million decrease in tenant reimbursements was primarily due to lower occupancy (as a result of tenants vacating or reducing leased space), lower recovery of operating expenses caused by the reset of tenant base years (as a result of new tenants and lease renewals) and lower reimbursable utility expenses. Our tenant reimbursements vary based on several factors discussed above under “Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2009.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $11.7 million decrease in interest income from loans receivable was primarily due to a decrease in interest income from the Arden Portfolio Mezzanine Loans, the 2600 Michelson Mezzanine Loan, the 18301 Von Karman Loans, the Tribeca Loans, the Sandmar Mezzanine Loan and the GKK Mezzanine Loan. A decrease of $6.6 million related to the Arden Portfolio Mezzanine Loans was due to the fact that we released the borrowers under this investment from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans on July 8, 2009; revenues generated by this investment are now recognized as income from unconsolidated joint venture. The decrease of $0.7 million related to the 2600 Michelson Mezzanine Loan consisted of a decrease $0.6 million in contractual interest income due to the impairment of this loan in the second quarter of 2009 and a decrease of $0.1 million in amortization of purchase discount. The decrease of $2.6 million related to the 18301 Von Karman Loans consisted of a decrease of $2.2 million in contractual interest income and a decrease of $0.4 million in amortization of purchase discounts. We gained control of the property on October 6, 2009 as a result of receiving a deed-in-lieu of foreclosure; revenues generated and expenses incurred by this investment are now recognized in our real estate operations. A decrease of $1.8 million related to the Tribeca Loans was a result of ceasing the recognition of revenue on our First and Second Tribeca Mezzanine Loans during the second quarter of 2009 and due to the fact that the borrowers under the Tribeca Loans defaulted and we foreclosed on the project on February 19, 2010. A decrease of $0.4 million related to the Sandmar Mezzanine Loan was a result of the impairment of this loan during the fourth quarter of 2010. Interest income from the GKK Mezzanine Loan decreased by $0.1 million due to a $14.3 million decrease in the principal balance from June 30, 2009 to June 30, 2010, partially offset by the amortization of the fee paid by GKK to extend this loan to March 2011.

Please see “Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2009” above for a discussion of the impact of fluctuations in LIBOR on our interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.

The $0.4 million decrease in interest from real estate securities is primarily due to a decrease in accretion on the Company’s fixed rate securities caused by an adverse change in the Company’s cash flow estimates for these securities beginning in April 2009.

The $2.2 million decrease in property operating, maintenance, and management costs is due to a decrease in utility expenses as a result of lower occupancy, lower utility rates, conservation efforts and utility credits recognized during the six months ended June 30, 2010. The decrease also relates to a bad debt write-off as a result of settlement and renegotiation with a tenant in bankruptcy.

The $0.4 million increase in real estate taxes, property-related taxes, and insurance was due to a due a tax abatement in 2009 for one of our real estate properties and an increase in assessment value in 2010 for our real estate properties. This increase is primarily offset by property tax refunds as a result of tax assessment appeals and lower real estate taxes on one property as a result of tax abatements during the six months ended June 30, 2010.

The $1.2 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation beginning in the fourth quarter of 2009, a reduction in the outstanding principal balance of the GKK Mezzanine Loan, as a result of principal repayments on the loan, and a decrease in asset management fees relating to the National Industrial Portfolio joint venture because we did not meet certain performance thresholds during the three months ended June 30, 2010.

The $0.5 million increase in general and administrative expenses primarily relates to higher legal fees incurred for various transaction consultations. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

The $13.5 million decrease in depreciation and amortization is primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations and accelerated depreciation and amortization for early lease terminations or renewals during the six months ended June 30, 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $1.8 million decrease in interest expense is primarily due to a decrease in interest expense under floating rate notes payable and repurchase agreements as a result of decreases in LIBOR. One-month LIBOR averaged 0.41% during the six months ended June 30, 2009 and averaged 0.27% during the six months ended June 30, 2010. The decrease also relates to a decrease in amortization of deferred financing costs for mortgage and mezzanine loans outstanding on the National Industrial Portfolio joint venture. The original maturity of these loans was August 2009. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future.

We recognized an impairment charge on real estate of $123.5 million during the six months ended June 30, 2010. We did not recognize any impairment charge on real estate during the six months ended June 30, 2009. Please see “Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2009” above for a discussion of the impairment charge on real estate of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture.

The provision for loan losses for the six months ended June 30, 2010 decreased by $175.5 million compared to the six months ended June 30, 2009 as a result of the $179.1 million provision for loan losses related to the 200 Professional Drive Mortgage, the Tribeca Mezzanine Loans, the 18301 Von Karman Loans, the Arden Portfolio Mezzanine Loans and the 2600 Michelson Mezzanine Loan recorded during the six months ended June 30, 2009. This was offset by an increase of $5.0 million in our provision for portfolio-based loan losses during the six months ended June 30, 2010. For information regarding our impaired loans, see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

We did not recognize any other-than-temporary impairments during the six months ended June 30, 2010. We recognized other-than-temporary impairments related to real estate securities of $5.1 million during the six months ended June 30, 2009, which related to our investment in fixed rate securities. Since April 1, 2009, as a result of adopting a new accounting principle, we are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our real estate securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

We recognized a gain of $1.5 million on the sales of foreclosed real estate held for sale. During the six months ended June 30, 2010, we sold seven condominium units of the Tribeca Buildings.

We recognized $3.8 million in income from unconsolidated joint venture related to the Arden Portfolio for the six months ended June 30, 2010. On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans. Although there was no income from the unconsolidated joint venture during the six months ended June 30, 2009, we recognized $6.9 million of interest income from the real estate loans receivable relating to the Arden Portfolio Mezzanine Loans, of which $2.9 million related to income from our interest rate floor agreements that expired on August 9, 2009.

We recognized a gain on sale of real estate of $2.1 million related to the disposition of the 18301 Von Karman Building on June 30, 2010. We did not dispose of any real estate during the six months ended June 30, 2009.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(95,706)	$(170,770)	$(91,288)	$(172,622)
Add:
Depreciation of real estate assets	10,889	10,093	21,497	19,873
Depreciation of real estate assets - discontinued operations	71	172	484	343
Amortization of lease-related costs	9,448	14,457	20,097	35,202
Amortization of lease-related costs - discontinued operations	88	163	522	351
Deduct:
Gain on sales of foreclosed real estate held for sale	(1,540)	—	(1,540)	—
Gain on sale of real estate, net	(2,067)	—	(2,067)	—
Adjustments for noncontrolling interest - consolidated entity (1)	(836)	(1,339)	(1,876)	(2,681)

FFO	$(79,653)	$(147,224)	$(54,171)	$(119,534)

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $0.5 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively; and $1.0 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. Its share of amortization of lease-related costs was $0.3 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively; and $0.8 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

Significant Noncash Items Included in Net Loss and FFO:

•

Provision for loan losses related to our real estate loans receivable was $3.7 million and $176.0 million for the three months ended June 30, 2010 and 2009, respectively, and $3.6 million and $179.1 million for the six months ended June 30, 2010 and 2009, respectively;

•

Impairment charge on real estate related to 17 properties within the National Industrial Portfolio joint venture of $98.8 million (net of adjustment for noncontrolling interest of $24.7 million) was recognized for the three and six months ended June 30, 2010;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $1.0 million (net of adjustment for noncontrolling interest of $32,000) for the three months ended June 30, 2010 and $1.5 million (net of adjustment for noncontrolling interest of $0.2 million) for the three months ended June 30, 2009; and $1.0 million (net of adjustment for noncontrolling interest of $(66,000)) for the six months ended June 30, 2010 and $3.8 million (net of adjustment for noncontrolling interest of $0.4 million) for the six months ended June 30, 2009;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.6 million (net of adjustment for noncontrolling interest of $29,000) for the three months ended June 30, 2010 and $1.4 million (net of adjustment for noncontrolling interest of $0.2 million) for the three months ended June 30, 2009; and $1.2 million (net of adjustment for noncontrolling interest of $61,000) for the six months ended June 30, 2010 and $2.8 million (net of adjustment for noncontrolling interest of $0.5 million) for the six months ended June 30, 2009;

•

Revenues in excess of actual cash received as a result of straight-line rent and amortization of lease incentives of $2.4 million (net of adjustment for noncontrolling interest of $50,000) for the three months ended June 30, 2010 and of $1.3 million (net of adjustment for noncontrolling interest of $51,000) for the three months ended June 30, 2009; and $4.8 million (net of adjustment for noncontrolling interest of $90,000) for the six months ended June 30, 2010 and of $2.7 million (net of adjustment for noncontrolling interest of $80,000) for the six months ended June 30, 2009;

•

Interest income from the accretion of discounts and origination fees on real estate loans receivable and real estate securities to interest income, net of amortization of closing costs, of $1.1 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively;

•	Amortization of interest rate floors of $0.8 million and $1.5 million was recognized for the three and six months ended June 30, 2009, respectively; and

•	Other-than-temporary impairment related to our real estate securities of $5.1 million was recognized for the six months ended June 30, 2009.

Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements, and deferred leasing costs. Tenant improvements and capital expenditures totaled $3.9 million and $7.8 million while leasing commissions totaled $2.4 million and $4.4 million for the three and six months ended June 30, 2010, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2010 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)				Cash Flows From Operations
			Distributions Paid (3)
			Cash	Reinvested	Total
First Quarter 2010	$23,324	$0.129	$11,896	$11,362	$23,258	$6,745
Second Quarter 2010	23,777	0.131	12,266	11,708	23,974	21,170

	$47,101	$0.260	$24,162	$23,070	$47,232	$27,915

(1) Distributions for the period from January 1, 2010 through June 30, 2010 are based on daily record dates and are calculated at a rate of $0.00143836 per share per day.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.

For the six months ended June 30, 2010, we paid aggregate distributions of $47.2 million, including $24.2 million of distributions paid in cash and $23.1 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $27.9 million of current period operating cash flows and $19.3 million of operating cash reserves from prior periods. FFO for the six months ended June 30, 2010 was $(54.2) million. See the reconciliation of FFO to net loss above.

Generally, we pay, and in the future expect to pay, distributions from our cash flow from operations, principal repayments on our real estate loans receivable, proceeds from asset sales and funds available under our revolving credit facility. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of our Funds from Operations (as defined in our advisory agreement) for the same period. We are only obligated to reimburse our advisor for these expenses if and to the extent that our cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance being made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. Through June 30, 2010, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007. We have agreed with the advisor that the advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. A decline in the occupancy of our portfolio and increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, have resulted in lower current cash flow. Tenant specific issues, including bankruptcy and down-sizing, have place downward pressure on our operating cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.3% as of June 30, 2010. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases to distributions in future periods to preserve capital necessary to maintain our investment portfolio.

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

Distributions Paid

On July 15, 2010, we paid distributions of $7.9 million, which related to distributions declared for each day in the period from June 1, 2010 through June 30, 2010. On August 13, 2010, we paid distributions of $8.1 million, which related to distributions declared for each day in the period from July 1, 2010 through July 31, 2010.

Distributions Declared

On July 7, 2010, our board of directors declared distributions based on daily record dates for the period from August 1, 2010 through August 31, 2010, which we expect to pay in September 2010. On August 9, 2010, our board of directors declared distributions based on daily record dates for the period from September 1, 2010 through September 30, 2010, which we expect to pay in October 2010, and distributions based on daily record dates for the period October 1, 2010 through October 31, 2010, which we expect to pay in November 2010. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share or a 7.32% annualized rate based on shares purchased under our dividend reinvestment plan at the September 30, 2009 estimated value per share of $7.17. Our advisor has agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by us from January 1, 2006 through the period ending August 31, 2010 exceeds the amount of our funds from operations (as defined by our advisory agreement) from January 1, 2006 through August 31, 2010. We have agreed with the advisor that the advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.

Financings Subsequent to June 30, 2010

On August 9, 2010, we, through the National Industrial Portfolio joint venture, extended the maturity of the National Industrial Portfolio mortgage and mezzanine loans to August 9, 2011. In connection with extending the maturity dates of the loans, we paid $0.2 million to enter into an interest rate cap agreement that will cap one-month LIBOR on $405.0 million of the outstanding debt at 1.0%. The terms of the loan agreements provide for the right to extend the loans for one additional year upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. Although we believe that we will meet the terms for extension of these loans, we can give no assurance in this regard.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2010, the fair value and carrying value of our fixed rate real estate loans receivable were $104.8 million and $161.5 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At June 30, 2010, the fair value of our fixed rate debt was $524.5 million and the carrying value of our fixed rate debt was $534.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable, as well as our investment in preferred membership interests in an unconsolidated joint venture, would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2010, we were exposed to market risks related to fluctuations in interest rates on $776.2 million of our $981.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $205.7 million of our variable rate debt. Based on interest rates as of June 30, 2010, if interest rates were 100 basis points higher during the 12 months ending June 30, 2011, interest expense on our variable rate debt outstanding would increase by approximately $7.8 million and if interest rates were 100 basis points lower during the 12 months ending June 30, 2011, interest expense on our variable rate debt outstanding would decrease by $2.7 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at June 30, 2010 we were exposed to market risks related to fluctuations in interest rates on $537.0 million of variable rate loans receivable, of which $45.6 million are subject to interest rate floors. Based on interest rates as of June 30, 2010, if interest rates were 100 basis points higher during the 12 months ending June 30, 2011, interest income would be increased by approximately $4.9 million, and if interest rates were 100 basis points lower during the 12 months ending June 30, 2011, interest income would be decreased by approximately $1.7 million. At June 30, 2010, we were exposed to market risks related to fluctuations in interest rates with respect to our investment in preferred membership interests in an unconsolidated joint venture. Based on interest rates as of June 30, 2010, if interest rates were 100 basis points higher during the 12 months ending June 30, 2011, income from the preferred membership interests in the unconsolidated joint venture would be increased by $1.7 million, and if interest rates were 100 basis points lower during the 12 months ending June 30, 2011, income from the preferred membership interests in the unconsolidated joint venture would be decreased by $0.6 million.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at June 30, 2010 were 7.0% and 6.3%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at June 30, 2010, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2010 were 5.7% and 3.1%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2010 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of June 30, 2010, where applicable.

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

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The following risk factors supplement, update, supersede and replace risk factors, as appropriate, under the same headings appearing in our Annual Report on Form 10-K.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

When we commenced our initial public offering in January 2006, we expected to conduct the first valuation of our shares three years after the completion of our offering stage, which would have been January 2012. In February 2009, the Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09 to broker dealers that sell shares of non-traded REITs. This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per share for non-traded REITs from using a per share estimated value developed from data that is more than 18 months old. This meant that broker-dealers that participated in our initial public offering could not use the last price paid to acquire a share in our public offering as the estimated value per share of our common stock beginning 18 months after May 30, 2008, the date we ceased offering shares in our initial public offering. Accordingly, to meet FINRA guidelines, on November 20, 2009, our board of directors approved an estimated value per share of our common stock of $7.17 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2009. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Rule 2340 (c)(2) as required by FINRA.

The estimated value per share was based upon the recommendation and valuation of our advisor. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles (“GAAP”). Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange; or

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share.

Further, we can make no claim whether the estimated value per share and the methodology used to derive our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements.

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

PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors (continued)

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

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2009. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

If we are ultimately forced to relinquish our investment in the National Industrial Portfolio to the lenders, it will adversely affect our ability to pay cash distributions to our stockholders and reduce our stockholders’ overall investment return.

In August 2007, we entered a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”) to acquire a portfolio of industrial properties (the “National Industrial Portfolio”) for approximately $515.9 million plus closing costs. The joint venture, which we refer to as the National Industrial Portfolio joint venture, currently owns 23 industrial properties and holds a master lease with respect to another industrial property. We made an initial capital contribution of approximately $85.5 million in exchange for an 80% membership interest in the joint venture in 2007, and we consolidate the joint venture in our financial statements. As of June 30, 2010, there are $439.2 million of outstanding mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture.

PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors (continued)

As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.2 million) and the carrying value of the collateral at that time (currently $322.9 million). If we are forced to relinquish the National Industrial Portfolio to the lenders, it will adversely affect our ability to pay cash distributions to our stockholders and reduce our stockholders’ overall investment return.

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

During the six months ended June 30, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	33,037	$7.17	(2)	(3)
February 2010	39,724	$7.17	(2)	(3)
March 2010	57,421	$7.17	(2)	(3)
April 2010	59,196	$7.17	(2)	(3)
May 2010	45,904	$7.17	(2)	(3)
June 2010	86,787	$7.17	(2)	(3)

Total	322,069

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

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

PART II. OTHER INFORMATION (CONTINUED)

Item 5.	Other Information

In August 2007, we entered a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”) to acquire a portfolio of industrial properties (the “National Industrial Portfolio”) for approximately $515.9 million plus closing costs. The joint venture, which we refer to as the National Industrial Portfolio joint venture, currently owns 23 industrial properties and holds a master lease with respect to another industrial property. We have an 80% membership interest in the joint venture and consolidate the joint venture in our financial statements. As of June 30, 2010, there are $439.2 million of outstanding mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture.

The National Industrial Portfolio joint venture is currently financed with a mortgage loan in the amount of $300 million (the “Mortgage Loan”) held by Citicorp North America, Inc. (“Citicorp”) and secured by a first priority lien on the National Industrial Portfolio properties. There are five outstanding mezzanine loans on the National Industrial Portfolio totaling $139.2 million (the “Mezzanine Loans”). Citicorp holds two of the mezzanine loans in the aggregate amount of $48.4 million and the three additional outstanding mezzanine loans are held by various lenders. The Mezzanine Loans are secured by a pledge of 100% of the ownership interests in wholly owned subsidiaries of the National Industrial Portfolio joint venture that directly or indirectly own the National Industrial Portfolio properties.

On August 9, 2010, the National Industrial Portfolio joint venture extended the maturity date of the Mortgage Loan and the Mezzanine Loans to August 9, 2011. In connection with extending the maturity dates of the loans, we paid $0.2 million to enter into an interest rate cap agreement that will cap one-month LIBOR on $405.0 million of the outstanding debt at 1.0%. The terms of the loan agreements provide for the right to extend the loans for one additional year upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. Although we believe that we will meet the terms for extension of these loans, we can give no assurance in this regard. Under the Mortgage Loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

4.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.1	Amendment no. 4 to the Advisory Agreement between the Company and KBS Capital Advisors, dated May 7, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.2	Amendment no. 5 to the Advisory Agreement between the Company and KBS Capital Advisors dated July 7, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 13, 2010	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board,
Chief Executive Officer and Director

Date: August 13, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer