Form 10-Q
period 2010-09-30
KBS Real Estate Investment Trust, Inc.
filed 2010-11-10
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 184,301,175 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Real estate held for investment:
Land (including from VIE of $50,598 and $71,180, respectively)	$249,824	$270,406
Buildings and improvements (including from VIE of $264,298 and $383,027, respectively)	1,433,156	1,544,092
Tenant origination and absorption costs (including from VIE of $4,266 and $31,142, respectively)	85,031	122,255

Total real estate held for investment, at cost	1,768,011	1,936,753
Less accumulated depreciation and amortization (including from VIE of $8,677 and $47,779, respectively)	(166,268)	(172,431)

Total real estate held for investment, net	1,601,743	1,764,322
Real estate held for sale, net	25,388	64,281
Foreclosed real estate held for sale	65,296	—

Total real estate, net	1,692,427	1,828,603
Real estate loans receivable, net	557,369	665,776
Real estate securities	15,406	12,948

Total real estate and real estate-related investments, net	2,265,202	2,507,327
Cash and cash equivalents (including from VIE of $2,329 and $4,753, respectively)	128,811	55,429
Restricted cash (including from VIE of $6,057 and $5,578, respectively)	7,467	6,484
Rents and other receivables, net (including from VIE of $4,013 and $3,731, respectively)	30,844	23,340
Above-market leases, net (including from VIE of $634 and $1,915, respectively)	7,653	11,984
Assets related to real estate held for sale	1,744	2,290
Deferred financing costs, prepaid expenses and other assets (including from VIE of $9,892 and $15,491, respectively)	31,697	33,157

Total assets	$2,473,418	$2,640,011

Liabilities and equity
Notes payable and repurchase agreements:
Notes payable (including from VIE of $439,493 and $437,478, respectively)	$1,201,460	$1,199,446
Repurchase agreements	278,119	287,274
Notes payable related to real estate held for sale	18,000	18,000

Total notes payable and repurchase agreements	1,497,579	1,504,720
Accounts payable and accrued liabilities (including from VIE of $2,492 and $2,329, respectively)	27,052	24,704
Due to affiliates	6,986	6,481
Distributions payable	7,923	7,991
Below-market leases, net (including from VIE of $788 and $1,871, respectively)	19,333	26,560
Liabilities related to real estate held for sale	55	145
Other liabilities (including from VIE of $657 and $3,425, respectively)	17,181	20,049

Total liabilities	1,576,109	1,590,650

Commitments and contingencies (Note 16)
Redeemable common stock	87,167	56,741
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 183,796,308 and 179,431,593 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,838	1,794
Additional paid-in capital	1,548,428	1,548,512
Cumulative distributions and net losses	(704,642)	(545,805)
Accumulated other comprehensive loss	(13,478)	(16,668)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	832,146	987,833
Noncontrolling interest	(22,004)	4,787

Total equity	810,142	992,620

Total liabilities and equity	$2,473,418	$2,640,011

The abbreviation VIE above means variable interest entity.

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$41,026	$43,957	$126,395	$136,218
Tenant reimbursements	7,638	8,746	22,912	28,933
Interest income from real estate loans receivable	10,848	11,442	33,474	45,758
Interest income from real estate securities	781	791	2,328	2,722
Parking revenues and other operating income	772	726	2,294	2,146

Total revenues	61,065	65,662	187,403	215,777

Expenses:
Operating, maintenance, and management	11,431	11,244	33,538	35,526
Real estate taxes, property-related taxes, and insurance	7,117	6,762	21,544	20,809
Asset management fees to affiliate	4,755	5,488	14,599	16,504
General and administrative expenses	2,215	2,024	6,671	5,935
Depreciation and amortization	19,344	24,550	60,938	79,624
Interest expense	14,733	14,705	43,908	45,695
Impairment charge on real estate	—	—	123,453	—
Provision for loan losses	57	(499)	3,691	178,594
Other-than-temporary impairments of real estate securities	—	—	—	5,067

Total expenses	59,652	64,274	308,342	387,754

Other income (expense):
Gain on sale of foreclosed real estate held for sale	296	—	1,836	—
Income from unconsolidated joint venture	1,960	2,089	5,808	2,089
Other interest income	62	41	115	176
Loss on derivative instruments	—	—	—	(8)

Total other income	2,318	2,130	7,759	2,257

Income (loss) from continuing operations	3,731	3,518	(113,180)	(169,720)
Discontinued operations:
Gain on sale of real estate, net	—	—	2,067	—
Income (loss) from discontinued operations	402	62	(589)	211

Total income from discontinued operations	402	62	1,478	211

Net income (loss)	4,133	3,580	(111,702)	(169,509)
Net (income) loss attributable to noncontrolling interest	(350)	15	24,197	482

Net income (loss) attributable to common stockholders	$3,783	$3,595	$(87,505)	$(169,027)

Basic and diluted earnings per common share:
Continuing operations	$0.01	$0.01	$(0.49)	$(0.96)
Discontinued operations	0.01	0.01	0.01	0.01

Net income (loss) per common share	$0.02	$0.02	$(0.48)	$(0.95)

Weighted-average number of common shares outstanding, basic and diluted	183,112,343	178,394,580	181,708,796	177,640,954

Distributions declared per common share	$0.132	$0.132	$0.393	$0.479

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010 (unaudited)

(dollars in thousands)

			Additional Paid-in	Cumulative Distributions and Net Income	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Common Stock
	Shares	Amounts	Capital	(Losses)	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2008	177,002,778	$1,770	$1,528,718	$(268,808)	$(6,539)	$1,255,141	$12,051	$1,267,192
Comprehensive loss:
Net loss	—	—	—	(182,966)	—	(182,966)	(3,369)	(186,335)
Unrealized change in market value on real estate securities	—	—	—	—	4,973	4,973	—	4,973
Unrealized losses on derivative instruments	—	—	—	—	(322)	(322)	(38)	(360)

Total comprehensive loss						(178,315)	(3,407)	(181,722)
Cumulative transition adjustment to real estate securities	—	—	—	14,780	(14,780)	—	—	—
Noncontrolling interest contribution	—	—	—	—	—	—	427	427
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,284)	(4,284)
Issuance of common stock	6,256,333	62	58,173	—	—	58,235	—	58,235
Redemptions of common stock	(3,827,518)	(38)	(35,898)	—	—	(35,936)	—	(35,936)
Transfers to redeemable common stock	—	—	(833)	—	—	(833)	—	(833)
Distributions declared	—	—	—	(108,811)	—	(108,811)	—	(108,811)
Commissions on stock issuances	—	—	(1,494)	—	—	(1,494)	—	(1,494)
Other offering costs	—	—	(154)	—	—	(154)	—	(154)

Balance, December 31, 2009	179,431,593	$1,794	$1,548,512	$(545,805)	$(16,668)	$987,833	$4,787	$992,620
Comprehensive loss:
Net loss	—	—	—	(87,505)	—	(87,505)	(24,197)	(111,702)
Unrealized gains on real estate securities	—	—	—	—	3,062	3,062	—	3,062
Unrealized gains (losses) on derivative instruments	—	—	—	—	128	128	(41)	87

Total comprehensive loss						(84,315)	(24,238)	(108,553)
Noncontrolling interest contribution							158	158
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,711)	(2,711)
Issuance of common stock	4,861,759	49	34,802	—	—	34,851	—	34,851
Redemptions of common stock	(497,044)	(5)	(3,558)	—	—	(3,563)	—	(3,563)
Transfers to redeemable common stock	—	—	(30,426)	—	—	(30,426)	—	(30,426)
Distributions declared	—	—	—	(71,332)	—	(71,332)	—	(71,332)
Commissions on stock issuances	—	—	(870)	—	—	(870)	—	(870)
Other offering costs	—	—	(32)	—	—	(32)	—	(32)

Balance, September 30, 2010	183,796,308	$1,838	$1,548,428	$(704,642)	$(13,478)	$832,146	$(22,004)	$810,142

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(111,702)	$(169,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization:
Continuing operations	60,938	79,624
Discontinued operations	1,006	1,032
Income from unconsolidated joint venture	(5,808)	(2,089)
Distribution of earnings from unconsolidated joint venture	5,808	1,622
Impairment charge on real estate	123,453	—
Amortization of investment in master lease	538	643
Noncash interest income on real estate-related investments	(2,599)	(2,675)
Provision for loan losses	3,691	178,594
Other-than-temporary impairments of real estate securities	—	5,067
Deferred rent	(5,993)	(3,574)
Bad debt expense	518	1,654
Amortization of deferred financing costs	1,863	4,278
Amortization of above- and below-market leases, net	(2,293)	(6,036)
Amortization of cost of derivative instruments	50	1,894
Unrealized loss on derivative instruments	—	8
Gain on sale of foreclosed real estate held for sale	(1,836)	—
Gain on sale of real estate, net	(2,067)	—
Other amortization	718	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	1,188	(675)
Rents and other receivables	(4,126)	(2,779)
Prepaid expenses and other assets	(7,753)	821
Accounts payable and accrued liabilities	(593)	259
Due to affiliates	505	1,522
Other liabilities	(13,891)	(13,518)

Net cash provided by operating activities	41,615	76,163

Cash Flows from Investing Activities:
Additions to real estate	(13,242)	(15,806)
Proceeds from sale of real estate, net	40,556	—
Proceeds from sale of foreclosed real estate held for sale	28,458	—
Extension fees related to real estate loans receivable	3,524	—
Advances on real estate loans receivable	(4,106)	(4,594)
Principal repayments on real estate loans receivable	69,919	24,842
Cash collateral received on impaired real estate loans receivable	—	3,992
Restricted cash for capital expenditures	(2,171)	(14)

Net cash provided by investing activities	122,938	8,420

Cash Flows from Financing Activities:
Proceeds from notes payable	2,014	47,954
Principal payments on notes payable	(39,210)	(28,228)
Principal payments on repurchase agreements	(9,155)	(13,314)
Purchase of derivative instruments	(179)	(420)
Payments of deferred financing costs	(1,074)	(1,196)
Payments to redeem common stock	(3,563)	(33,576)
Payments of commissions on stock issuances and related dealer manager fees	(870)	(1,211)
Payments of other offering costs	(32)	(92)
Distributions paid to common stockholders	(36,549)	(41,025)
Noncontrolling interest contributions	158	427
Distributions paid to noncontrolling interest	(2,711)	(3,114)

Net cash used in financing activities	(91,171)	(73,795)

Net increase in cash and cash equivalents	73,382	10,788
Cash and cash equivalents, beginning of period	55,429	45,639

Cash and cash equivalents, end of period	$128,811	$56,427

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2010, the Company owned 64 real estate properties (including one industrial property held for sale), one master lease, 13 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of September 30, 2010, the Company owned a condominium project consisting of 17 condominium units, two retail spaces and parking spaces, all of which were acquired through foreclosure and are currently held for sale.

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor dated November 8, 2010 (the “Advisory Agreement”). The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days’ written notice. The Advisor owns 20,000 shares of the Company’s common stock.

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

The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of September 30, 2010, the Company had sold 18,622,034 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $164.4 million. Also as of September 30, 2010, the Company had redeemed 5,955,220 shares sold in the Offering for $54.9 million.

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

September 30, 2010

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

In June 2009, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 810, Consolidation, to amend existing consolidation guidance for VIE, require ongoing reassessment to determine whether a VIE must be consolidated, and require additional disclosures regarding involvement with VIE and any significant changes in risk exposure due to that involvement. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to the VIE. Upon adoption on January 1, 2010, the Company reassessed its investment in the National Industrial Portfolio joint venture, and based on the evaluation performed, the Company has concluded that there is no change from its initial assessment and that the Company should continue to consolidate the entity. See Note 13, “Consolidated Joint Venture and Noncontrolling Interest.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. In addition, the Company has disposed of one property and classified another property as held for sale during the nine months ended September 30, 2010. As a result, certain adjustments were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

During the nine months ended September 30, 2010 and 2009, the Company recognized deferred rent from tenants of $5.8 million and $3.5 million, respectively. These excess amounts for the nine months ended September 30, 2010 and 2009 were net of $0.4 million and $0.5 million of lease incentive amortization, respectively. As of September 30, 2010 and December 31, 2009, the cumulative deferred rent balance was $24.3 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.2 million and $6.5 million of unamortized lease incentives as of September 30, 2010 and December 31, 2009, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent, expense reimbursements and other revenue or income. Management specifically analyzes deferred rent and accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the nine months ended September 30, 2010 and 2009, the Company recorded bad debt expense related to its tenant receivables of $0.5 million and $1.7 million, respectively.

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

September 30, 2010

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

Real Estate

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the nine months ended September 30, 2010, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values. See Note 3, “Real Estate Held for Investment – Impairment of Real Estate.” The Company did not record any impairment losses on its real estate and related intangible assets and liabilities during the nine months ended September 30, 2009.

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

September 30, 2010

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

September 30, 2010

(unaudited)

Investment in Unconsolidated Joint Venture

On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounts for its preferred membership interests in the real estate joint venture under the equity method of accounting since the Company is not the primary beneficiary of the joint venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the joint venture as it is not required to absorb losses and does not expect increases in the book value of the joint venture to have any material impact on the cash flows it will receive over the course of the investment. During the nine months ended September 30, 2010, the Company recognized $5.8 million of preferred distributions as income from unconsolidated joint venture.

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

September 30, 2010

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

During the nine months ended September 30, 2010, the Company did not recognize any other-than temporary impairments on its real estate securities. During the nine months ended September 30, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of September 30, 2010 and December 31, 2009, the Company’s deferred financing costs were $3.4 million and $4.2 million, respectively, net of amortization.

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

September 30, 2010

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

September 30, 2010

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

The estimated value per share is based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2009. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company has engaged the Advisor to update the estimated value per share and the Company will report the updated estimated value per share in December 2010.

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

September 30, 2010

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. However, based on 2010 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company does not expect to have funds available for the redemption program in 2010. During the nine months ended September 30, 2010, the Company redeemed $3.6 million of common stock.

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

Also, under the Dealer Manager Agreement, and to the extent permitted under state securities laws, if the Company paid selling commissions in connection with the issuance of shares to an investor in the primary offering, the Company may pay the Dealer Manager selling commissions of up to 3.0% of gross offering proceeds from the issuance of shares to that investor under the dividend reinvestment plan. The Dealer Manager reallows all such selling commissions to the broker-dealer associated with such account. The Company also reimburses the Dealer Manager for certain expenses related to the dividend reinvestment plan offering.

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it has not incurred any subordinated participation in net cash flows or subordinated incentive listing fees during the nine months ended September 30, 2010 or any previous periods.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition or origination fees and expenses related thereto and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

Notwithstanding the above, with respect to the Company’s investment in a consolidated joint venture (the “National Industrial Portfolio”) with New Leaf Industrial Partners Fund, L.P. (“New Leaf”), the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined in the Advisory Agreement. The Advisor may also earn a performance fee related to the Company’s investment in this joint venture that would in effect make the Advisor’s cumulative asset management fees related to the investment equal to 0.75% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined, on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the Company achieving certain performance thresholds and may only be paid after the repayment of advances from the Advisor. The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the performance threshold in the Advisory Agreement; beginning in April 2010, the Company’s operations did not meet the performance threshold in the Advisory Agreement.

Asset management fees to affiliate (including amounts incurred related to properties in discontinued operations) totaled $15.0 million and $16.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Disposition Fees

For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold. During the nine months ended September 30, 2010, the Company sold one real estate property and incurred $0.4 million of disposition fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2010 and 2009, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the nine months ended September 30, 2010 and 2009, and was based on daily record dates for distributions from January 1, 2009 through June 30, 2009 of $0.0019178 per share per day and from July 1, 2009 through September 30, 2010 of $0.00143836 per share per day. Each day during the periods from January 1, 2009 through September 30, 2009 and January 1, 2010 through September 30, 2010 was a record date for distributions.

Industry Segments

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 15, “Segment Information.”

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on the Company’s consolidated financial statements.

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

September 30, 2010

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

3. REAL ESTATE HELD FOR INVESTMENT

As of September 30, 2010, the Company’s portfolio of real estate held for investment (including properties held through a consolidated joint venture) was comprised of approximately 20.4 million rentable square feet and was 80% leased. The properties are located in 23 states and include office and industrial properties. The following table summarizes the Company’s investments in real estate as of September 30, 2010 and December 31, 2009 (in thousands):

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of September 30, 2010:
Office	$145,955	$885,299	$58,454	$1,089,708
Industrial (wholly owned)	53,271	283,559	22,311	359,141
Industrial (held through consolidated joint venture)	50,598	264,298	4,266	319,162

Cost	$249,824	$1,433,156	$85,031	$1,768,011
Accumulated depreciation/amortization	—	(123,264)	(43,004)	(166,268)

Net Amount	$249,824	$1,309,892	$42,027	$1,601,743

As of December 31, 2009:
Office	$145,955	$878,817	$65,292	$1,090,064
Industrial (wholly owned)	53,271	282,248	25,821	361,340
Industrial (held through consolidated joint venture)	71,180	383,027	31,142	485,349

Cost	$270,406	$1,544,092	$122,255	$1,936,753
Accumulated depreciation/amortization	—	(112,325)	(60,106)	(172,431)

Net Amount	$270,406	$1,431,767	$62,149	$1,764,322

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2010, the leases have remaining terms (excluding options to extend) of up to 11.5 years with a weighted-average remaining term (excluding options to extend) of 3.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.7 million and $4.7 million as of September 30, 2010 and December 31, 2009, respectively.

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of September 30, 2010 for the years ending December 31 is as follows (in thousands):

October 1, 2010 through December 31, 2010	$37,798
2011	135,561
2012	117,948
2013	101,364
2014	84,329
Thereafter	228,007

$705,007

For the nine months ended September 30, 2010, no tenant represented over 6% and no industry represented over 9% of the Company’s annualized base rent. The Company currently has approximately 400 tenants over a diverse range of industries and geographic regions. As of September 30, 2010, the Company had a bad debt reserve of $1.7 million, which represents less than 2% of annualized base rent. As of September 30, 2010, the Company has seven tenants with rent balances outstanding over 90 days, all of which are included in this reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Impairment of Real Estate

As a result of revising the Company’s cash flow projections and holding period for the National Industrial Portfolio joint venture, the Company determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following the Company’s initial investment in the National Industrial Portfolio, it is unlikely that the Company will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012 and the Company may not meet the requirement to exercise the final loan extensions in August 2011. As a result, the Company may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event the Company relinquishes the assets to the lenders, it would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.5 million) and the carrying value of the collateral at that time (currently $321.3 million). During the nine months ended September 30, 2010, the Company recognized $34.6 million of total revenues from the National Industrial Portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2010 and December 31, 2009, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Cost	$85,031	$122,255	$21,041	$22,728	$(36,522)	$(42,746)
Accumulated Amortization	(43,004)	(60,106)	(13,388)	(10,744)	17,189	16,186

Net Amount	$42,027	$62,149	$7,653	$11,984	$(19,333)	$(26,560)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(5,246)	$(10,175)	$(1,136)	$(1,380)	$2,456	$3,164

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Amortization	$(18,083)	$(35,135)	$(4,330)	$(4,432)	$7,227	$10,314

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

5. REAL ESTATE LOANS RECEIVABLE

As of September 30, 2010 and December 31, 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

	Outstanding				Weighted-Average	Weighted-
	Principal	Book Value as of		Contractual	Annualized	Average
	Balance as of	September 30,	December 31,	Interest Rate as of	Effective Interest	Remaining Term
Loan Type	September 30, 2010 (1)	2010	2009	September 30, 2010 (2)	Interest Rate (2)	in Years (3)
Fixed Rate
Mezzanine loans	$20,000	$13,943	$105,095	5.40% - 8.00%	1.6%	6.5
Subordinated debt	50,000	50,000	50,000	11.50%	—	—
Mortgage loans	76,314	70,854	24,823	6.54% - 8.00%	9.2%	2.5
B-notes	24,000	17,661	17,234	5.78% - 6.05%	11.4%	7.0

	170,314	152,458	197,152

Variable Rate
Mezzanine loans	494,454	491,272	520,087	(4)	6.1%	0.4
Mortgage loan	9,306	9,308	59,015	(4)	—	0.1

	503,760	500,580	579,102

	674,074	653,038	776,254
Reserve for Loan Losses (5)	—	(95,669)	(110,478)

	$674,074	$557,369	$665,776

(1) Outstanding principal balance as of September 30, 2010 represents the principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.

(2) Contractual interest rate represents the range of the stated interest rates on the face of the loans. Weighted-average annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment during 2010. The weighted-average annualized effective interest rates and contractual interest rates presented are for the nine months ended September 30, 2010.

(3) Weighted-average remaining term in years is based on the maturity dates of the respective loans as of September 30, 2010.

(4) The contractual interest rates of these loans are based on one-month LIBOR plus a fixed spread. The spread on the mezzanine loans range from 2.50% to 5.20% and the spread on the mortgage loan is 2.50%.

(5) See “—Reserve for Loan Losses.”

The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2010 (in thousands):

Real estate loans receivable, net - December 31, 2009	$665,776
Principal repayments received on real estate loans receivable	(69,919)
Advances on real estate loans receivable	4,106
Extension fees received on real estate loans receivables	(3,524)
Accretion of discounts on purchased real estate loans receivable	1,806
Amortization of origination fees and costs on purchased and originated real estate loans receivable	1,399
Change in loan loss reserve	14,809
Fair value of Tribeca Building received in lieu of foreclosure	(57,084)

Real estate loans receivable, net - September 30, 2010	$557,369

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

For the three and nine months ended September 30, 2010 and 2009, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contractual interest income	$9,579	$11,056	$30,269	$44,466
Interest income from interest rate floor agreements	—	1,062	—	3,951
Accretion of purchase discounts	419	17	1,806	1,054
Amortization of origination fees and costs and acquisition costs	850	(603)	1,399	(2,138)
Amortization of cost of interest rate floor agreements	—	(90)	—	(1,575)

Interest income from real estate loans receivable	$10,848	$11,442	$33,474	$45,758

As of September 30, 2010, the Company has outstanding funding commitments of $7.1 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.

As of September 30, 2010 and December 31, 2009, interest receivable from real estate loans receivable was $2.3 million and $1.6 million, respectively, and is included in rents and other receivables.

Certain of our real estate loans receivable have extension options available to the borrowers. The following is a schedule of current and fully extended maturities for all real estate loans receivable outstanding as of September 30, 2010 (in thousands):

	Current Maturity (1)		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value before Reserve for Loan Losses	Face Value (Funded)	Book Value before Reserve for Loan Losses
October 1, 2010 through December 31, 2010	$133,100	$131,453	$59,306	$59,308
2011	466,374	464,784	513,248	511,715
2012	—	—	20,000	18,351
2013	—	—	6,920	6,863
2014	—	—	—	—
Thereafter	74,600	56,801	74,600	56,801

	$674,074	$653,038	$674,074	$653,038

(1) The schedule of maturities above represents the contractual maturity dates and fully extended maturity dates and related outstanding balances as of September 30, 2010. Fully extended maturity assumes borrowers exercise all available extension options.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Recent Transaction

Pay-off of the 55 East Monroe Mezzanine Loan

On August 27, 2008, the Company, through an indirect wholly owned subsidiary, originated a mezzanine loan in the amount of $55.0 million (the “55 East Monroe Mezzanine Loan”) on the office component of a 49-story office and residential condominium building located at 55 East Monroe Street in downtown Chicago, Illinois. On September 9, 2010, the borrower under the 55 East Monroe Mezzanine Loan paid off the entire principal balance outstanding and accrued interest in the amount of $55.2 million. The 55 East Monroe Mezzanine Loan had an original maturity date of September 1, 2010 and bore interest at a fixed rate of 12.0%. The Company will retain the proceeds from repayment of the loan for future liquidity needs.

Impairments of Real Estate Loans Receivable

As of September 30, 2010, the Company has five loans that it has determined to be impaired: the 200 Professional Drive Mortgage, the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, the subordinated debt investment in Petra Fund REIT Corp and the Artisan Multifamily Portfolio Mezzanine Loan. The Company made its initial determinations that these loans were impaired in 2008, 2009 and 2010. Other than the impairment related to the Artisan Multifamily Portfolio Mezzanine Loan, no additional impairment charges were recognized during the nine months ended September 30, 2010.

Artisan Multifamily Portfolio Mezzanine Loan

On December 11, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan to fund the acquisition of two garden-style multifamily apartment complexes in Las Vegas, Nevada (the “Artisan Multifamily Portfolio Mezzanine Loan”). As of September 30, 2010, the outstanding principal balance on the loan was $20.0 million and the carrying value of the loan was $18.4 million before asset-specific impairments. The loan’s initial maturity was August 9, 2009 with three one-year extension options. The borrower exercised the first extension option, but due to the deterioration of the Las Vegas economy and real estate market, the borrower currently does not meet certain debt service coverage ratios and loan-to-value ratios to exercise the second and third extension options. The borrower has engaged in restructuring negotiations with the Company and other creditors. Such negotiations may result in a significant reduction in current cash flows to the Company and the possible conversion of its loan into a preferred interest. In addition, the borrower failed to make its monthly debt service payments starting August 9, 2010. Because of these factors, the Company determined that it would not recover all amounts due under this loan and recorded a loan loss reserve to reduce the Company’s investment to $7.4 million, which is the Company’s estimate of the fair value of its investment, using a discounted cash flow model.

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses for the nine months ended September 30, 2010 were as follows (in thousands):

Reserve for loan losses, December 31, 2009	$110,478
Provision for loan losses	3,691
Charge-offs to reserve for loan losses	(18,500)

Reserve for loan losses, September 30, 2010	$95,669

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

As of September 30, 2010, the total reserve for loan losses of $95.7 million consisted of $77.6 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $91.6 million and $18.1 million of portfolio-based reserves on non-impaired real estate loans receivable with an amortized cost basis of $561.4 million. As of September 30, 2010, real estate loans receivable with an amortized cost basis of $86.6 million are on nonaccrual status. The asset-specific reserves relate to the following impaired loans: the 200 Professional Drive Mortgage, the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, the subordinated debt investment in Petra Fund REIT Corp and the Artisan Multifamily Portfolio Mezzanine Loan. The Company recorded provision for loan losses of $3.7 million and $178.6 million during the nine months ended September 30, 2010 and 2009, respectively. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, the Company believes it is probable that a loss has occurred within the pool. For the nine months ended September 30, 2010, the provision for loan losses was comprised of an increase of $9.6 million to the asset-specific loan loss reserves, offset by a reduction of $5.9 million calculated on a portfolio-basis. During the nine months ended September 30, 2010, the Company also charged-off $18.5 million of reserves for loan losses related to the Tribeca Loans in conjunction with the Company’s foreclosure on the underlying project (see – “Tribeca Building Foreclosure”). For the nine months ended September 30, 2009, the provision for loan losses was comprised of $208.6 million calculated on an asset-specific basis, partially offset by a reduction of $30.0 million to the portfolio-based reserves.

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the nine months ended September 30, 2010, the Company recognized $0.9 million of interest income related to impaired loans. In addition, the Company recognized $5.8 million of income from an unconsolidated joint venture related to its preferred membership interest in the HSC Partners Joint Venture, which now owns the Arden Portfolio. The Company received its preferred membership interest in the HSC Partners Joint Venture on July 8, 2009 and released the borrowers from liability under the Company’s investment in the Arden Portfolio Mezzanine Loans. The Company accrued $68,000 of interest income related to the Sandmar Mezzanine Loan as of September 30, 2010.

Tribeca Building Foreclosure

In 2006 and 2007, the Company made three investments related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. The project was capitalized in part by a senior mortgage loan (the “Tribeca Senior Mortgage Loan”), a senior mezzanine loan (the “Senior Tribeca Mezzanine Loan”), and two junior mezzanine loans (the “First Tribeca Mezzanine Loan” and the “Second Tribeca Mezzanine Loan”, collectively, the “Tribeca Junior Mezzanine Loans”). As of December 31, 2009, the Company’s outstanding investments with book values (excluding asset-specific loan loss reserves) totaling $57.0 million consisted of (i) a 25% interest in the Tribeca Senior Mortgage Loan (the “Tribeca Senior Mortgage Loan Participation”) and (ii) the Tribeca Junior Mezzanine Loans (collectively with the Tribeca Senior Mortgage Loan Participation, the “Tribeca Loans”). On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on this project by exercising its right to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan pursuant to the Second Tribeca Mezzanine Loan documents. Upon taking possession of the property, the Company recorded the Tribeca Building and the debt assumed at their respective fair values of $90.6 million and $39.2 million. The assumed debt consisted of a 75% interest in the Tribeca Senior Mortgage Loan in the amount of $24.2 million and the Senior Tribeca Mezzanine Loan in the amount of $15.0 million. In addition, the Company recorded $13.3 million of other liabilities assumed in the foreclosure. In order to protect its investment in the Tribeca Building, on April 2, 2010, the Company purchased the Senior Tribeca Mezzanine Loan for $15.0 million. See Note 8, “Foreclosed Real Estate Held for Sale.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Concentrations of Credit Risks

The Company’s investment in the GKK Mezzanine Loan, totaling $457.9 million as of September 30, 2010, represents a significant investment to the Company that as of September 30, 2010, comprised 19% of the Company’s total assets and 82% of the Company’s total investments in loans receivable, after loan loss reserves. During the nine months ended September 30, 2010, the GKK Mezzanine Loan provided 11% of the Company’s revenues and 63% of the Company’s interest income from loans receivable. The GKK Mezzanine Loan matures on March 9, 2011.

The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “Borrower”). As of September 30, 2010, AFR and its subsidiaries own 952 (898 consolidated (wholly owned) and 54 joint venture (partially owned)) office and bank branch properties located in 36 states and Washington, D.C., including partial ownership interests in 54 bank branch properties (a 99% interest in 52 properties and a 1% interest in 2 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.7 billion at September 30, 2010 and bears interest at a variable rate of one-month LIBOR plus 520 basis points. The GKK Mezzanine Loan has an extended maturity date of March 11, 2011. Prior to maturity, the Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The Borrower is also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

The summarized unaudited financial information is as follows (in thousands):

	AFR Pre-Acquisition (1)	Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2007	As of December 31, 2008	As of December 31, 2009	As of September 30, 2010
Real estate investments, net	$2,108,532	$3,178,527	$3,147,249	$3,086,880
Cash and cash equivalents	124,848	91,240	33,544	32,428
Other assets	997,998	893,419	702,486	672,214

Total assets	$3,231,378	$4,163,186	$3,883,279	$3,791,522

Mortgage notes payable	$1,436,248	$2,469,993	$2,337,758	$2,296,511
Other liabilities	1,181,333	1,052,138	1,012,294	957,710

Total liabilities	2,617,581	3,522,131	3,350,052	3,254,221
Total AFR or the Borrower’s stockholders’ equity	606,417	638,343	532,032	535,922
Noncontrolling interest	7,380	2,712	1,195	1,379

Total equity	613,797	641,055	533,227	537,301

Total liabilities and equity	$3,231,378	$4,163,186	$3,883,279	$3,791,522

	Borrower Post-Acquisition (2)
Income Statement	Three Months Ended September 30, 2009	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2010
Total revenues	$108,344	$107,630	$327,108	$319,858
Total operating expenses	(49,264)	(47,653)	(148,559)	(140,619)
Interest and other income	804	806	2,760	3,129
Depreciation and amortization	(26,659)	(26,484)	(82,845)	(80,238)
Interest expense	(31,497)	(29,972)	(95,802)	(89,366)
Gain on sale of properties	1,934	1,127	3,913	2,439
Equity in net loss from unconsolidated joint ventures	(659)	(757)	(1,975)	(2,099)
Discontinued operations	586	(274)	(20)	(1,225)

Net income	3,589	4,423	4,580	11,879
Less: Net income attributable to the noncontrolling interest	(38)	(61)	(175)	(184)

Net income attributable to the Borrower	$3,551	$4,362	$4,405	$11,695

(1) Represents the historical summary financial information of AFR.

(2) Represents the summarized consolidated financial information of the Borrower.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

On March 9, 2010, the Borrower exercised its option to extend the maturity of this loan to March 2011. On March 15, 2010, Gramercy issued a press release stating that the Gramercy Realty portfolio, which is the division of Gramercy that contains the Borrower, will experience significant rollover, rent step-downs and capital requirements through March 2011. As a result, the Gramercy Realty portfolio is expected to generate negative cash flow during the extended term of the GKK Mezzanine Loan. In addition, Gramercy noted in the press release that it has retained EdgeRock Realty Advisors, LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructuring of Gramercy Realty’s mortgage and mezzanine debt. On November 2, 2010, Gramercy issued a press release stating that it does not expect that it will be able to refinance the entire amount of mortgage and mezzanine indebtedness related to the Gramercy Realty portfolio prior to the final maturity of the loans and that it is unlikely to have sufficient capital to satisfy any shortfall. The Company will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the Borrower under the terms of the GKK Mezzanine Loan. Gramercy continues to negotiate with its lenders to further extend or modify its mortgage and mezzanine loans. The Company would be willing to extend the maturity of the GKK Mezzanine Loan for a period of time sufficient for Gramercy Realty to stabilize its portfolio. The GKK Mezzanine Loan is the primary security for two repurchase agreements totaling $271.4 million as of September 30, 2010. See Note 9, “Notes Payable and Repurchase Agreements” and Note 16, “Commitments and Contingencies – Concentration of Credit Risks.”

6. REAL ESTATE SECURITIES

At September 30, 2010, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis. See Note 2, “Summary of Significant Accounting Policies.”

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

As of September 30, 2010, the Company determined the fair value of the Fixed Rate Securities to be $15.4 million, resulting in an unrealized gain of $3.1 million for the nine months ended September 30, 2010. The unrealized loss on the Fixed Rate Securities as of September 30, 2010 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of September 30, 2010, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2009 value, resulting in no unrealized gain or loss for the nine months ended September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

During the nine months ended September 30, 2010, the Company did not recognize any other-than-temporary impairments on its real estate securities. As discussed above, on April 1, 2009, through its cumulative transition adjustment related to the adoption of a new accounting principle, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheet. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

The following summarizes the activity related to real estate securities for the nine months ended September 30, 2010 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2009	$22,755	$(9,807)	$12,948
Unrealized gain	—	3,062	3,062
Interest accretion on real estate securities	(604)	—	(604)

Real estate securities - September 30, 2010	$22,151	$(6,745)	$15,406

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at September 30, 2010:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Gains (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	—	—	15,406	(6,745)	15,406	(6,745)

	$—	$—	$15,406	$(6,745)	$15,406	$(6,745)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

7. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

The operations of properties held for sale or disposed to third parties and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the nine months ended September 30, 2010, the Company disposed of one office property. In addition, as of September 30, 2010, the Company owned one industrial property with a net book value of $25.4 million designated as held for sale. The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$717	$739	$2,609	$2,220
Tenant reimbursements	247	234	710	755
Parking revenues and other operating income	10	—	119	—

Total revenues	974	973	3,438	2,975

Expenses:
Operating, maintenance and management	95	97	1,086	287
Real estate taxes and insurance	138	154	674	497
Asset management fees to affiliate	56	55	398	162
General and administrative expenses	20	3	84	5
Depreciation and amortization	—	339	1,006	1,032
Interest expense	263	263	781	781

Total expenses	572	911	4,029	2,764
Other interest income	—	—	2	—

Income from discontinued operations	$402	$62	$(589)	$211

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Real estate held for sale
Total real estate, at cost	$28,292	$68,171
Accumulated depreciation and amortization	(2,904)	(3,890)
Other assets	1,744	2,290

	$27,132	$66,571

Liabilities related to real estate held for sale
Note payable	$18,000	$18,000
Other liabilities	55	145

	$18,055	$18,145

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

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

As of September 30, 2010, the Company’s investment in the Tribeca Building consisted of condos, retail space and parking spaces with a carrying value of $65.3 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. In addition, the Company had $6.6 million of other liabilities outstanding at September 30, 2010. During the nine months ended September 30, 2010, the Company sold ten condominium units of the Tribeca Building and recognized a gain on sale of $1.8 million. During the nine months ended September 30, 2010, the Company recorded expenses of $2.9 million related to foreclosed real estate held for sale comprised primarily of interest expense. As of September 30, 2010, the Company had repaid in full all mortgage debt on the Tribeca Building.

9. NOTES PAYABLE AND REPURCHASE AGREEMENTS

As of September 30, 2010 and December 31, 2009, the Company’s notes payable, all of which are interest-only loans during the terms of the loans with principal payable upon maturity, consisted of the following (dollars in thousands):

Loan Type	Principal as of September 30, 2010	Principal as of December 31, 2009	Contractual Interest Rate as of September 30, 2010 (1)	Weighted-Average Interest Rate as of September 30, 2010 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$534,551	$534,551	5.3% - 6.4%	5.7%	2.8

	534,551	534,551

Variable Rate
Mortgage loans (3)(4)	545,417	545,417	(5)	2.9%	1.1
Mezzanine loans (3)(4)	139,492	137,478	(5)	2.4%	0.8
Repurchase agreements (6)	278,119	287,274	(7)	1.8%	0.5

	963,028	970,169

Total Notes Payable and Repurchase Agreements	$1,497,579	$1,504,720

(1) Contractual interest rate as of September 30, 2010 represents the range of interest rates in effect under these loans as of September 30, 2010. Weighted-average interest rate as of September 30, 2010 is calculated as the actual interest rate in effect at September 30, 2010 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at September 30, 2010, where applicable.

(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of September 30, 2010; subject to certain conditions, the maturity dates of certain loans may be further extended.

(3) The Company has entered into separate interest rate cap or swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”

(4) As of September 30, 2010, the Company had a $300.0 million mortgage loan and $139.5 million of mezzanine loans held through a consolidated joint venture, all of which are non-recourse to the Company. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. The terms of the loan agreements provide for the right to extend the loans for one additional successive one-year period upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. Although the Company believes that it will meet the terms for extension of these loans, the Company can give no assurance in this regard. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(5) The contractual interest rate of these loans will vary based on one-month LIBOR plus a fixed spread. The spread on the mortgage and mezzanine loans range from 0.8% to 2.8% and 1.3% to 3.0%, respectively.

(6) See “—Repurchase Agreements.”

(7) The contractual interest rates of these loans range from 100 basis points over one-week LIBOR to 150 basis points over one-month LIBOR.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

During the three and nine months ended September 30, 2010, the Company incurred interest expense of $14.7 million and $43.9 million, respectively. As of September 30, 2010 and December 31, 2009, $3.9 million of interest expense was payable. Included in interest expense was the amortization of deferred financing costs of $0.6 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $1.5 million and $4.6 million for the three and nine months ended September 30, 2010, respectively.

The following is a schedule of maturities for all notes payable and repurchase agreements outstanding as of September 30, 2010 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
October 1, 2010 through December 31, 2010	$41,000	$—	$41,000	$41,000	$—	$41,000
2011	581,710	271,428	853,138	39,717	271,428	311,145
2012	267,407	—	267,407	763,700	—	763,700
2013	103,142	6,691	109,833	148,842	—	148,842
2014	146,001	—	146,001	146,001	6,691	152,692
Thereafter	80,200	—	80,200	80,200	—	80,200

	$1,219,460	$278,119	$1,497,579	$1,219,460	$278,119	$1,497,579

(1) Represents the maturities of all notes payable outstanding as of September 30, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of our notes payable and repurchase agreements contain financial and non-financial debt covenants. As of September 30, 2010, the Company was in compliance with all debt covenants.

Repurchase Agreements

The repurchase agreement carrying values, the book value of the underlying collateral and the repurchase agreement counterparties as of September 30, 2010 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral		Repurchase Agreement Counterparties
GKK I - Mezzanine Loan	Real estate loans receivable, net	$152,678	$257,581	03/09/2011	(1)	Goldman Sachs Mortgage Company
GKK II - Mezzanine Loan	Real estate loans receivable, net	118,750	200,341	03/09/2011	(1)	Citigroup Financial Products, Inc.
Fixed Rate Securities	Real estate securities	6,691	15,406	12/31/2017		Deutsche Bank Securities, Inc.

		$278,119	$473,328

(1) The Company is a guarantor of these repurchase agreements. See Note 5, “Real Estate Loans Receivable – Concentrations of Credit Risks” and Note 16, “Commitments and Contingencies – Concentration of Credit Risks” for more information on the Company’s investment in the GKK Mezzanine Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Recent Financing Transactions

Millennium I Building Revolving Loan

On February 12, 2010, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. The Company obtained a three-year revolving loan from a financial institution that allows the Company to draw up to $29.5 million (the “Millennium I Building Revolving Loan”), subject to certain terms and restrictions. The Millennium I Building Revolving Loan bears interest at a floating rate equal to 375 basis points over one-month LIBOR, but at no point may the interest rate be less than 5.25% for unswapped portions of the loan. As of September 30, 2010, the Company had not made any draws on the Millennium I Building Revolving Loan. The loan matures on March 1, 2013, subject to two one-year extension options.

The Millennium I Building Revolving Loan is secured by the Millennium I Building. KBS REIT Properties, LLC (“REIT Properties”), one of the Company’s indirect wholly owned subsidiaries, has provided a guaranty of the repayment of the Millennium I Building Revolving Loan.

Extension of National Industrial Portfolio Mortgage and Mezzanine Loans

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

The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All of the Company’s interest rate swaps and caps are designated as cash flow hedges.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following table summarizes the notional and fair value of the Company’s derivative financial instruments designated as cash flow hedges as of September 30, 2010 and December 31, 2009. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

					Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value	Reference Rate	September 30, 2010	December 31, 2009	Balance Sheet Location
Interest Rate Swap	07/11/2008	07/11/2012	$119,037	One-month LIBOR/ Fixed at 3.82%	$(4,665)	$(5,580)	Other liabilities
Interest Rate Swap	11/05/2008	10/14/2010	41,000	One-month LIBOR/ Fixed at 2.29%	(30)	(590)	Other liabilities
Interest Rate Swap	02/05/2009	03/01/2013	45,700	One-month LIBOR/ Fixed at 2.26%	(1,631)	(444)	Other liabilities
Interest Rate Cap	08/15/2009	08/15/2011	46,000	One-month LIBOR at 2.50%	—	105	Deferred financing costs, prepaid expenses and other assets
Interest Rate Cap	08/15/2010	08/15/2011	405,000	One-month LIBOR at 1.00%	33	—	Deferred financing costs, prepaid expenses and other assets

Total derivatives designated as hedging instruments			$656,737		$(6,293)	$(6,509)

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $0.1 million and unrealized losses of $1.2 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the nine months ended September 30, 2010 and 2009, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $4.5 million and $2.3 million of interest expense related to the effective portion of cash flow hedges during the nine months ended September 30, 2010 and 2009, respectively. The ineffective portion, reported as a component of interest expense, did not have a material impact on earnings and the Company does not anticipate that it will have a material impact in the future. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totals $5.2 million as of September 30, 2010 and is included in accumulated other comprehensive loss.

11. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of assets and liabilities for which it is practicable to estimate the fair value:

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Cash and cash equivalents, restricted cash, rent and other receivables, and accounts payable and accrued liabilities: These balances reasonably approximate their fair values due to the short maturities of these items.

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

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of September 30, 2010, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

Derivative instruments: These instruments are presented at fair value in the accompanying consolidated balance sheets. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps, caps and floors are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash payments (receipts). The variable cash payments (receipts) are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following are the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2010			December 31, 2009
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$674,074	$557,369	$510,495	$796,972	$665,776	$613,341
Investment in unconsolidated joint venture	—	—	14,637	—	—	23,214
Financial liabilities:
Notes payable and repurchase agreements (2)	$1,497,579	$1,497,579	$1,232,263	$1,504,720	$1,504,720	$1,327,611

(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.

(2) Amounts include debt obligations related to real estate held for sale.

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult, and therefore, actual results could be materially different from the Company’s estimate of value.

Assets and Liabilities Recorded at Fair Value

During the nine months ended September 30, 2010, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$15,406	$—	$—	$15,406
Asset derivatives	33	—	33	—

Total Assets	$15,439	$—	$33	$15,406

Liability derivatives	$(6,326)	$—	$(6,326)	$—

Total Liabilities	$(6,326)	$—	$(6,326)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

During the nine months ended September 30, 2010, the Company measured the following assets and liabilities at fair value on a nonrecurring basis at the time each event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Foreclosed real estate held for sale	$90,606	$—	$—	$90,606
Impaired real estate	234,105			234,105
Impaired real estate loans receivable	11,488	—	—	11,488

Total Assets	$336,199	$—	$—	$336,199

Liabilities assumed on foreclosed real estate held for sale	$(52,483)	$—	$—	$(52,483)

Total Liabilities	$(52,483)	$—	$—	$(52,483)

When the Company has a collateral-dependent loan that is identified as being impaired, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. Due to the nature of the properties collateralizing the Company’s impaired collateral-dependent loans as of September 30, 2010, the Company estimated the fair value of the collateral by using an internally developed valuation model that utilizes the income approach to valuing real estate. This approach requires the Company to make significant judgments with respect to capitalization rates, market rental rates, occupancy rates, and operating expenses that are considered Level 3 inputs.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

Balance, December 31, 2009	$12,948
Unrealized change in market value on real estate securities	3,062
Interest accretion on real estate securities	(604)

Balance, September 30, 2010	$15,406

Unrealized change in market value on real estate securities in accumulated other comprehensive income (loss)	$3,062

12. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2011 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments and the management and disposition of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2010 and 2009, no transactions occurred between the Company and these other entities.

Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2010 and 2009, and any related amounts payable as of September 30, 2010 and December 31, 2009 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2010	December 31, 2009
	2010	2009	2010	2009
Expensed
Asset management fees (1)(2)	$4,811	$5,543	$14,997	$16,666	$5,386	$4,881
Reimbursement of operating expenses	1	38	5	278	—	—
Disposition fees	—	—	412	—	—	—

Additional Paid-in Capital
Selling commissions	292	340	870	1,211	—	—
Reimbursable other offering costs	—	—	—	79	—	—

Capitalized
Advances from Advisor	—	—	—	—	1,600	1,600

	$5,104	$5,921	$16,284	$18,234	$6,986	$6,481

(1) See Note 2, “Summary of Significant Accounting Polices – Related Party Transactions – Asset Management Fee.”

(2) Amounts include asset management fees from discontinued operations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

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

Pursuant to the Advisory Agreement, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement). The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the Funds from Operations condition per the Advisory Agreement; beginning in April 2010, the Company’s operations did not meet the Funds from Operations condition per the Advisory Agreement. As a result, as of September 30, 2010, the Company had accrued for incurred but unpaid performance fees of $5.4 million from inception through March 31, 2010. Although these performance fees have been incurred as of September 30, 2010, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of September 30, 2010, $1.6 million of advances from the Advisor remain unpaid.

13. CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

The Company holds an 80% membership interest in a joint venture with New Leaf. The joint venture, referred to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with a remaining term of 12.5 years with respect to another industrial property. Although the Company holds an 80% membership interest and income, losses and distributions are generally allocated based on the members’ respective membership interests, the Company and New Leaf have equal voting rights with regard to certain major decisions. Based on these facts, the Company determined its investment in National Industrial Portfolio joint venture to be a variable interest, and therefore, the National Industrial Portfolio joint venture to be a variable interest entity.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

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

Due to provisions within the joint venture agreement that would allow the Company to exercise control over the liquidation of the joint venture, the Company concluded that it is the primary beneficiary of this variable interest entity. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest. During the nine months ended September 30, 2010, the National Industrial Portfolio joint venture recognized a net loss of $121.0 million.

14. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES

Supplemental cash flow and significant noncash transaction disclosures are as follows (in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Interest paid	$42,156	$42,017

Supplemental Disclosure of Significant Noncash Transactions:
Investment in real estate acquired through foreclosure	$90,606	$—

Liabilities assumed through foreclosure of real estate	$52,483	$—

Decrease in distributions payable	$68	$2,835

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$34,851	$46,949

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2010 and 2009 and total assets and total liabilities for each reportable segment as of September 30, 2010 and December 31, 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Real estate segment	$49,436	$53,429	$151,601	$167,297
Real estate-related segment	11,629	12,233	35,802	48,480

Total Revenues	$61,065	$65,662	$187,403	$215,777

Interest Expense:
Real estate segment	$13,427	$13,368	$40,062	$41,440
Real estate-related segment	1,306	1,337	3,846	4,255

Total interest expense	$14,733	$14,705	$43,908	$45,695

NOI:
Real estate segment	$14,280	$18,506	$46,681	$59,066
Real estate-related segment	8,749	8,957	27,133	38,177

Total NOI	$23,029	$27,463	$73,814	$97,243

	As of September 30,	As of December 31,
	2010	2009
Assets:
Real estate segment	$1,686,419	$1,854,376
Real estate-related segment	575,802	682,048

Total segment assets	2,262,221	2,536,424
Real estate held for sale	27,132	66,571
Forclosed real estate held for sale	65,296	—
Corporate-level (1)	118,769	37,016

Total assets	$2,473,418	$2,640,011

Liabilities:
Real estate segment	$1,262,809	$1,274,576
Real estate-related segment	278,397	287,758

Total segment liabilities	1,541,206	1,562,334
Real estate held for sale	18,055	18,145
Forclosed real estate held for sale	6,623	—
Corporate-level (2)	10,225	10,171

Total liabilities	$1,576,109	$1,590,650

(1) Corporate-level assets consisted primarily of cash and cash equivalents of approximately $118.0 million and $36.9 million as of September 30, 2010 and December 31, 2009, respectively.

(2) As of September 30, 2010 and December 31, 2009, corporate-level liabilities consisted primarily of amounts due to affiliates, accruals for legal and accounting fees and distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$4,133	$3,580	$(111,702)	$(169,509)
Gain on sale of foreclosed real estate held for sale	(296)	—	(1,836)	—
Income from unconsolidated joint venture	(1,960)	(2,089)	(5,808)	(2,089)
Other interest income	(62)	(41)	(115)	(176)
Loss on derivative instruments	—	—	—	8
General and administrative expenses	2,215	2,024	6,671	5,935
Depreciation and amortization	19,344	24,550	60,938	79,624
Impairment charge on real estate	—	—	123,453	—
Provision for loan losses	57	(499)	3,691	178,594
Other-than-temporary impairments of real estate securities	—	—	—	5,067
Total income from discontinued operations	(402)	(62)	(1,478)	(211)

NOI	$23,029	$27,463	$73,814	$97,243

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

Concentration of Credit Risks

The Company owns a significant number of mezzanine loans that as of September 30, 2010 comprised 20% of the Company’s total assets and 77% of the Company’s total investments in loans receivable, before loan loss reserves. During the nine months ended September 30, 2010, the Company’s investments in mezzanine loans provided 14% of the Company’s revenues and 81% of the Company’s interest income.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

The GKK Mezzanine Loan represents a significant investment to the Company that as of September 30, 2010 comprised 19% of the Company’s total assets and 82% of the Company’s total investments in loans receivable, after loan loss reserves. During the nine months ended September 30, 2010, the GKK Mezzanine Loan provided 11% of the Company’s revenues and 63% of the Company’s interest income. On March 9, 2010, the Borrower exercised its option to extend the maturity of this loan to March 2011. On March 15, 2010, Gramercy issued a press release stating that the Gramercy Realty portfolio, which is the division of Gramercy that contains the Borrower, will experience significant rollover, rent step-downs and capital requirements through March 2011. As a result, the Gramercy Realty portfolio is expected to generate negative cash flow during the extended term of the GKK Mezzanine Loan. In addition, Gramercy noted in the press release that it has retained EdgeRock Realty Advisors, LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructuring of Gramercy Realty’s mortgage and mezzanine debt. On November 2, 2010, Gramercy issued a press release stating that it does not expect that it will be able to refinance the entire amount of mortgage and mezzanine indebtedness related to the Gramercy Realty portfolio prior to the final maturity of the loans and that it is unlikely to have sufficient capital to satisfy any shortfall. The Company will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the Borrower under the terms of the GKK Mezzanine Loan. Gramercy continues to negotiate with its lenders to further extend or modify its mortgage and mezzanine loans. The Company would be willing to extend the maturity of the GKK Mezzanine Loan for a period of time sufficient for Gramercy Realty to stabilize its portfolio. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the borrower’s debt service obligations; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the borrower might rely on its parent company to fund any debt service shortfalls. In the event the borrower’s parent company was unable or unwilling to do so, the borrower might default on the loan. Under such a scenario, the most junior lender could foreclose on the ownership interests of the properties and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender were to default, the Company could foreclose on the membership interests of the properties and assume the more senior loans. Under such a scenario, the Company could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell the properties and repay the remaining loans. The Company may not have the ability or willingness to operate the properties or assume the liabilities related to the properties. If the Company decides to operate the properties, the Company would need to extend the first priority liens on the properties and the Company will need to repay or refinance the amounts outstanding under the repurchase agreements (discussed below) or renegotiate the terms of the repurchase agreements. The GKK Mezzanine Loan is subordinate to secured senior loans in the aggregate principal amount of $1.7 billion at September 30, 2010. Under this scenario, the Company’s creditors under the repurchase agreements and the senior lenders to the Gramercy Realty portfolio would need to be willing to extend their loans, and there is no guarantee that the lenders would be willing to do so.

The GKK Mezzanine Loan is security for two repurchase agreements totaling $271.4 million as of September 30, 2010. These repurchase agreements mature on March 9, 2011. The Company is a guarantor of these repurchase agreements. Upon maturity of the repurchase agreements, the subsidiaries of the Company that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. While the Company expects to extend the terms of the GKK Mezzanine Loan at maturity, there is no guarantee that KBS GKK will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. KBS GKK may be required to cure any default under the repurchase agreements by repaying the amounts outstanding under the repurchase agreements and/or relinquishing to the lenders under the repurchase agreements any of the assets securing the repurchase agreements. In addition, KBS GKK may be required to pledge or cause the Company, as guarantor, to pledge any or all of its or their real estate-related assets as additional collateral for the repurchase agreements. Should KBS GKK default under the repurchase agreements, the Company, as guarantor of the repurchase agreements, would be obligated to cure such default. Under the terms of the guaranty, the guarantor’s liability is primary and the guarantor would be required to cure any such default by repaying the amounts outstanding under the repurchase agreements. As of September 30, 2010, the Company does not have sufficient cash to repay the amounts outstanding under the repurchase agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

Distributions Paid

On October 15, 2010, the Company paid distributions of $7.9 million, which related to distributions declared for each day in the period from September 1, 2010 through September 30, 2010.

Distributions Declared

On August 9, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from October 1, 2010 through October 31, 2010, which the Company expects to pay in November 2010. On October 22, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2010 through November 30, 2010, which the Company expects to pay in December 2010. On November 5, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2010 through December 31, 2010, which the Company expects to pay in January 2011, and distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which the Company expects to pay in February 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

Dispositions Subsequent to September 30, 2010

Disposition of Southpark Commerce Center II Buildings

On October 19, 2010, the Company, through an indirect wholly owned subsidiary, completed the disposition of four light industrial/flex buildings containing 372,125 rentable square feet in Austin, Texas (the “Southpark Commerce Center II Buildings”) to a buyer not affiliated with the Company or the Advisor for a selling price of $31.3 million less closing costs. The Company will retain the net sales proceeds for future liquidity needs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

Financings Subsequent to September 30, 2010

Five Tower Bridge Mortgage Loan

On October 19, 2010, the Company, through an indirect wholly owned subsidiary (the “Five Tower Bridge Borrower”), entered into a mortgage loan with New York Life Insurance (the “Five Tower Bridge Lender”) for $41.0 million secured by the Five Tower Bridge Building (the “Five Tower Bridge Mortgage Loan”). The Five Tower Bridge Mortgage Loan matures on November 10, 2014 and bears interest at a fixed rate of 4.05% per annum. Monthly payments on the Five Tower Bridge Mortgage Loan are principal and interest with principal payments calculated using an amortization schedule of 30 years during the term of the loan, with the remaining principal balance due at maturity. The Company has the right to repay the loan on or after December 10, 2012 upon no less than 60 days written notice to the lender and subject to a prepayment fee, unless prepayment occurs not more than 60 days prior to maturity.

REIT Properties is providing a limited guaranty of the Five Tower Bridge Mortgage Loan with respect to certain potential costs, expenses, losses, damages, liabilities and other sums incurred by the Five Tower Bridge Lender which may result from certain actions or inactions by the Five Tower Bridge Borrower in relation to the Five Tower Bridge Mortgage Loan. REIT Properties is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Five Tower Bridge Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings involving the Five Tower Bridge Borrower or REIT Properties and (ii) certain other intentional actions committed by the Five Tower Bridge Borrower, the Company, REIT Properties or any of their affiliates in violation of the loan documents.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) and the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2010.

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

On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We sold 171,109,494 shares of common stock in the primary offering for gross offering proceeds of $1.7 billion. We continue to offer shares of common stock under our dividend reinvestment plan. As of September 30, 2010, we had sold 18,622,034 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $164.4 million. As of September 30, 2010, we had redeemed 5,955,220 shares sold in our public offering for $54.9 million.

As of September 30, 2010, we owned 64 real estate properties (including one industrial property held for sale), one master lease, 13 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans and a preferred membership interest in a real estate joint venture. Also, as of September 30, 2010, we owned a condominium project consisting of 17 condominium units, two retail spaces and parking spaces, all of which were acquired through foreclosure and are currently held for sale. As of September 30, 2010, as a percentage of our total investments, the gross acquisition price of our real estate properties represented 73% of our portfolio and the gross acquisition price of our real estate-related investments represented 27% of our portfolio.

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

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves and loans under which we have foreclosed or otherwise taken title to the property, we have investments with book values totaling $496.7 million maturing within the next 12 months. We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $500.6 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $152.5 million.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows on our properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage and mezzanine notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. Assuming our notes payable and repurchase agreements (including debt obligations related to real estate held for sale) are fully extended under the terms of the respective loan agreements, we have $341.1 million of debt obligations maturing during the 12 months ending September 30, 2011. We have a total of $534.6 million of fixed rate notes payable and $963.0 million of variable rate notes payable and repurchase agreements; of the $963.0 million of variable rate notes payable and repurchase agreements, interest rates on $205.7 million are effectively fixed through interest rate swaps and interest rates on $439.5 million are subject to interest rate caps.

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

We ceased offering shares of common stock in our primary offering on May 30, 2008 and continue to issue shares under our dividend reinvestment plan. To date, we have invested the proceeds from our initial public offering and do not currently plan to acquire or originate more real estate or real estate-related assets. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, funds available under our credit facility, proceeds from our dividend reinvestment plan, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.

We expect to use a significant portion of our cash flows from operations, principal repayments on our real estate loans receivable and/or proceeds from asset sales to pay dividends. Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2010, our real estate portfolio was 80% leased and our bad debt reserve was less than 2% of annualized base rent. As of September 30, 2010, we had seven tenants with rent balances outstanding over 90 days. Based on current market conditions and expiring leases in our portfolio, occupancy may decrease during the remainder of the year. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of September 30, 2010, four of the 12 borrowers under our real estate loans receivable were delinquent. As a result of these factors, we may experience declines in future cash flows from real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets.

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

For the nine months ended September 30, 2010, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments and cash on hand. We believe that our cash flow from operations, expected proceeds from our dividend reinvestment plan, principal repayments on our real estate loans receivable, potential proceeds from the sale of assets and availability under our revolving credit facility will be sufficient to meet our liquidity needs for the upcoming year.

Cash Flows from Operating Activities

As of September 30, 2010, we owned 64 real estate properties, one master lease, 13 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. During the nine months ended September 30, 2010, net cash provided by operating activities was $41.6 million, compared to $76.2 million of net cash provided by operating activities during the nine months ended September 30, 2009. Net cash from operations decreased in 2010 primarily as a result of a $14.2 million decrease in contractual interest income due to our non-performing real estate loans receivable and a decrease of $15.8 million in rental income and tenant reimbursements due to a combination of lower occupancy, increased lease concessions and reduced rental rates.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

Net cash provided by investing activities was $122.9 million for the nine months ended September 30, 2010. The sources and uses of cash from investing activities were as follows:

•	$69.9 million of cash provided by principal repayments on real estate loans receivable;

•	$40.6 million of cash provided from the sale of real estate;

•	$28.5 million of cash provided from the sale of foreclosed real estate held for sale;

•	$13.2 million of cash used for additions to real estate;

•	$4.1 million of cash used for advances on real estate loans receivable;

•	$3.5 million of cash provided by extension fees related to real estate loans receivables; and

•	$2.2 million of cash used to increase the restricted cash held to pay for future additions to real estate per the terms of a loan agreement.

Cash Flows from Financing Activities

Net cash used in financing activities was $91.2 million for the nine months ended September 30, 2010. The significant uses of cash for financing activities were as follows:

•

$46.4 million of net cash used for debt and other financings as a result of $48.4 million of principal payments on notes payable and repurchase agreements, partially offset by proceeds from notes payable of $2.0 million;

•	$36.5 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $34.9 million;

•	$3.6 million of cash used for redemptions of common stock and $0.9 million of cash used for payments of commissions on stock sales; and

•	$2.7 million of distributions paid to the noncontrolling interest holder of our joint venture investment in the National Industrial Portfolio.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $341.1 million of debt maturing during the 12 months ending September 30, 2011. Although we believe that we will meet the terms for extension of our current loan agreements, we can give no assurance that we will meet the terms for extension of these loans. We have a total of $534.6 million of fixed rate notes payable and $963.0 million of variable rate notes payable and repurchase agreements; of the $963.0 million of variable rate notes payable and repurchase agreements, interest rates on $205.7 million of these notes were effectively fixed through interest rate swaps and interest rates on $439.5 million of these notes were subject to interest rate caps. In addition, we have variable rate loans receivable with total aggregate outstanding principal balances of $503.8 million that, when interest rate indices such as LIBOR increase, provide income to offset increases in interest expense on variable rate debt. As discussed above, in 2008 and through early 2009, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. We have a total of $757.3 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2010, we had two repurchase agreements totaling $271.4 million secured by our investment in the GKK Mezzanine Loan. These repurchase agreements mature on March 9, 2011 and KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. Upon maturity of the repurchase agreements, our subsidiaries that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) would be required to repay these amounts, refinance the balance or renegotiate the terms of the repurchase agreements. There is no guarantee that KBS GKK will be able to repay or refinance the amounts outstanding under the repurchase agreements or renegotiate the terms of the repurchase agreements. Should KBS GKK default under the repurchase agreements, we, as guarantor of the repurchase agreements, would be obligated to cure such default. In such instance, we may be required to make cash payments, attempt to obtain additional financing and/or pledge any or all of our real estate-related assets as additional collateral under the repurchase agreements. We may also be required to surrender to the lenders our investment in the GKK Mezzanine Loan, which has a book value of $457.9 million and secures the repurchase agreements. Under the terms of the guaranty, the guarantor’s liability is primary and the guarantor would be required to cure any such default by repaying the amounts outstanding under the repurchase agreements. As of September 30, 2010, we do not have sufficient cash to repay the amounts outstanding under the repurchase agreements should the guaranty be called by the lenders and there can be no assurance that we would be able to liquidate assets to satisfy the guaranty.

As of September 30, 2010, we had $439.5 million of mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture. Due to a decline in the operating performance of the National Industrial Portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that the we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture upon their fully-extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012.

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

As of September 30, 2010, we have $128.8 million of cash and cash equivalents and up to $29.5 million available under our revolving credit facility primarily to meet our operational and capital needs. To the extent not used for operations and capital needs, these amounts would be available to meet the requirements of the commitments discussed above.

As of September 30, 2010, our borrowings were approximately 55% and 58% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations (including amounts related to real estate held for sale) as of September 30, 2010 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Outstanding debt obligations (1)	$1,497,579	$41,000	$1,120,545	$255,834	$80,200
Interest payments on outstanding debt obligations (2)	$112,085	$13,335	$66,112	$24,192	$8,446
Outstanding funding obligations under real estate loans receivable	$7,101	$7,101	$—	$—	$—
Other obligations (3)	$6,986	(3)	(3)	(3)	(3)

(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of September 30, 2010.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at September 30, 2010, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $42.0 million during the nine months ended September 30, 2010, excluding amortization of deferred financing costs totaling $1.9 million.

(3) Represents the $1.6 million of outstanding advances from our advisor and $5.4 million of incurred but unpaid performance fees as of September 30, 2010. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.

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

In addition to the advances to us from our advisor in the amount of $1.6 million, at September 30, 2010, we have incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition as defined in the advisory agreement; beginning in April 2010, our operations did not meet the Funds from Operations condition as defined in the advisory agreement. Although performance fees of $5.4 million have been incurred as of September 30, 2010, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Overview

As of September 30, 2009, we owned 64 real estate properties, one master lease, 19 real estate loans receivable (eleven of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Subsequent to September 30, 2009, we foreclosed on two properties underlying impaired loan investments, impaired one additional real estate loan receivable and received proceeds from a loan receivable pay-off. We recognized an impairment charge on real estate related to 17 properties within the National Industrial Portfolio joint venture. We have also designated one industrial property as held for sale and sold one office property in June 2010, and accordingly, we classified both properties as discontinued operations for all periods presented in our consolidated financial statements. In addition, we have experienced a decline in the occupancy of our real estate properties from 92% as of September 30, 2009 to 80% as of September 30, 2010. Our results of operations were affected by these factors during the three and nine months ended September 30, 2010 and 2009 as discussed below.

Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2009

The following table provides summary information about our results of operations for the three months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2010	2009
Rental income	$41,026	$43,957	$(2,931)	(7%	)
Tenant reimbursements	7,638	8,746	(1,108)	(13%	)
Interest income from real estate loans receivable	10,848	11,442	(594)	(5%	)
Interest income from real estate securities	781	791	(10)	(1%	)
Parking revenues and other operating income	772	726	46	6%
Property operating, maintenance, and management costs	11,431	11,244	187	2%
Real estate taxes, property-related taxes, and insurance	7,117	6,762	355	5%
Asset management fees to affiliate	4,755	5,488	(733)	(13%	)
General and administrative expenses	2,215	2,024	191	9%
Depreciation and amortization expense	19,344	24,550	(5,206)	(21%	)
Interest expense	14,733	14,705	28	0%
Provision for loan losses	57	(499)	556	(111%	)
Gain on sale of foreclosed real estate held for sale	296	—	296	100%
Income from unconsolidated joint venture	1,960	2,089	(129)	(6%	)
Other interest income	62	41	21	51%

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $2.9 million decrease in rental income primarily relates to lower occupancy, a net decrease in amortization of below-market in-place leases and lower rental rates for new tenants and as a result of lease renewals, partially offset by an increase in lease termination fees. Our rental income will vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. Occupancy decreased from 92% at September 30, 2009 to 80% at September 30, 2010. While we would generally expect rental income to increase over the long-term, the current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.

The $1.1 million decrease in tenant reimbursements was primarily due to lower occupancy (as a result of tenants vacating or reducing leased space) and lower recovery of operating expenses caused by the reset of tenant base years (as a result of new tenants and lease renewals). Our tenant reimbursements vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over the long-term, the current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements, especially in the short-term. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

The $0.6 million decrease in interest income from loans receivable was primarily due to a decrease in interest income from the Arden Portfolio Mezzanine Loans, the Sandmar Mezzanine Loan, the Artisan Multifamily Portfolio Mezzanine Loan, the 11 South LaSalle Loan and the 55 East Monroe Mezzanine Loan, partially offset by an increase in interest income from the GKK Mezzanine Loan. A decrease of $0.3 million related to the Arden Portfolio Mezzanine Loans was due to the fact that we released the borrowers under this investment from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans on July 8, 2009; revenues generated by this investment are now recognized as income from unconsolidated joint venture. A decrease of $0.2 million related to the Sandmar Mezzanine Loan was a result of the impairment of this loan during the third quarter of 2009. A decrease of $0.2 million related to Artisan Multifamily Portfolio Mezzanine Loan, which was determined to be impaired as of September 30, 2010. A decrease of $0.2 million related to the 11 South LaSalle Loan due to a decrease in the average floating interest rate during the three months ended September 30, 2010. In addition, on September 9, 2010, the borrowers under the 55 East Monroe Mezzanine Loan paid off the entire principal balance, which resulted in a decrease of $0.4 million in interest income. The decrease was offset by an increase of $0.6 million in interest income from the GKK Mezzanine Loan primarily due to the amortization of the fee paid by GKK to extend this loan to March 2011, partially offset by a decrease in interest income due to a $14.6 million decrease in the principal balance from September 30, 2009 to September 30, 2010.

Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR to the extent we have variable rate loans and the ability of borrowers under the real estate loans receivable scheduled to mature during the next year to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $496.7 million maturing within a year from September 30, 2010.

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

The $0.7 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation beginning in the fourth quarter of 2009, a reduction in the outstanding principal balance of the GKK Mezzanine Loan, as a result of principal repayments on the loan, and a decrease in asset management fees relating to the National Industrial Portfolio joint venture because we did not meet certain performance thresholds during the three months ended September 30, 2010.

The $0.2 million increase in general and administrative expenses primarily relates to higher legal fees incurred for various transaction consultations, printing costs, and taxes. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

The $5.2 million decrease in depreciation and amortization is primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations and accelerated depreciation and amortization for early lease terminations or renewals during and subsequent to the three months ended September 30, 2009. In addition, as of June 30, 2010, we recorded an impairment charge with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values and at that time we ceased recognition of depreciation and amortization expense.

The provision for loan losses for the three months ended September 30, 2010 increased by $0.6 million compared to the three months ended September 30, 2009 primarily as a result of the $11.0 million provision for loan losses related to the Artisan Multifamily Portfolio Mezzanine Loan, which was determined to be impaired as of September 30, 2010. This was offset by a decrease of $10.9 million in our provision for portfolio-based loan losses during the three months ended September 30, 2010. For information regarding our impaired loans, see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

We recognized a gain of $0.3 million on the sales of foreclosed real estate held for sale. During the three months ended September 30, 2010, we sold three condominium units of the Tribeca Buildings.

We recognized $2.0 million and $2.1 million in income from unconsolidated joint venture related to the Arden Portfolio for the three months ended September 30, 2010 and 2009, respectively. On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The following table provides summary information about our results of operations for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2010	2009
Rental income	$126,395	$136,218	$(9,823)	(7%	)
Tenant reimbursements	22,912	28,933	(6,021)	(21%	)
Interest income from real estate loans receivable	33,474	45,758	(12,284)	(27%	)
Interest income from real estate securities	2,328	2,722	(394)	(14%	)
Parking revenues and other operating income	2,294	2,146	148	7%
Property operating, maintenance, and management costs	33,538	35,526	(1,988)	(6%	)
Real estate taxes, property-related taxes, and insurance	21,544	20,809	735	4%
Asset management fees to affiliate	14,599	16,504	(1,905)	(12%	)
General and administrative expenses	6,671	5,935	736	12%
Depreciation and amortization expense	60,938	79,624	(18,686)	(23%	)
Interest expense	43,908	45,695	(1,787)	(4%	)
Impairment charge on real estate	123,453	—	123,453	100%
Provision for loan losses	3,691	178,594	(174,903)	(98%	)
Other-than-temporary impairment of real estate securities	—	5,067	(5,067)	(100%	)
Gain on sale of foreclosed real estate held for sale	1,836	—	1,836	100%
Income from unconsolidated joint venture	5,808	2,089	3,719	178%
Other interest income	115	176	(61)	(35%	)
Loss on derivative instruments	—	(8)	8	(100%	)
Gain on sale of real estate, net	2,067	—	2,067	100%

The $9.8 million decrease in rental income primarily relates to a net decrease in amortization of below-market in-place leases, lower occupancy and lower rental rates for new tenants and as a result of lease renewals, partially offset by an increase in lease termination fees. Our rental income will vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. Occupancy decreased from 92% at September 30, 2009 to 80% at September 30, 2010. While we would generally expect rental income to increase over the long-term, the current deteriorating economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.

The $6.0 million decrease in tenant reimbursements was primarily due to lower occupancy (as a result of tenants vacating or reducing leased space), lower recovery of operating expenses caused by the reset of tenant base years (as a result of new tenants and lease renewals) and lower reimbursable utility expenses and property taxes. Our tenant reimbursements vary based on several factors discussed above under “Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2009.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $12.3 million decrease in interest income from loans receivable was primarily due to a decrease in interest income from the Arden Portfolio Mezzanine Loans, the 2600 Michelson Mezzanine Loan, the 18301 Von Karman Loans, the Tribeca Loans and the Sandmar Mezzanine Loan. A decrease of $6.9 million related to the Arden Portfolio Mezzanine Loans was due to the fact that we released the borrowers under this investment from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans on July 8, 2009; revenues generated by this investment are now recognized as income from unconsolidated joint venture. The decrease of $0.7 million related to the 2600 Michelson Mezzanine Loan consisted of a decrease $0.6 million in contractual interest income due to the impairment of this loan in the second quarter of 2009 and a decrease of $0.1 million in amortization of purchase discount. The decrease of $2.6 million related to the 18301 Von Karman Loans consisted of a decrease of $2.2 million in contractual interest income and a decrease of $0.4 million in amortization of purchase discounts. We gained control of the property securing the 18301 Von Karman Loans on October 6, 2009 as a result of receiving a deed-in-lieu of foreclosure; revenues generated and expenses incurred by this investment are now recognized in our real estate operations. A decrease of $1.9 million related to the Tribeca Loans was a result of ceasing the recognition of revenue on our First and Second Tribeca Mezzanine Loans during the second quarter of 2009 and due to the fact that the borrowers under the Tribeca Loans defaulted and we foreclosed on the project on February 19, 2010. A decrease of $0.6 million related to the Sandmar Mezzanine Loan was a result of the impairment of this loan during the third quarter of 2009. The decrease was offset by an increase of $1.0 million in interest income from the GKK Mezzanine Loan and the 11 South LaSalle Loan. An increase of $0.5 million related to the GKK Mezzanine Loan was primarily due to the amortization of the fee paid by the borrower to extend this loan to March 2011, partially offset by a decrease in interest income due to the $14.6 million decrease in the principal balance from September 30, 2009 to September 30, 2010. An increase of $0.5 million related to the 11 South LaSalle Loan was due to an increase in the principal balance of $4.1 million from September 30, 2009 to September 30, 2010 and recognition of December 2009 income during the nine months ended September 30, 2010. Please see “Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2009” above for a discussion of the impact of fluctuations in LIBOR on our interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.

The $0.4 million decrease in interest from real estate securities is primarily due to a decrease in accretion on the Company’s fixed rate securities caused by an adverse change in the Company’s cash flow estimates for these securities beginning in April 2009.

The $2.0 million decrease in property operating, maintenance, and management costs is due to a decrease in utility expenses as a result of lower occupancy, lower utility rates, conservation efforts and utility credits recognized during the nine months ended September 30, 2010. The decrease also relates to a bad debt write-off as a result of settlement and renegotiation with a tenant in bankruptcy.

The $0.8 million increase in real estate taxes, property-related taxes, and insurance was due to a tax abatement in 2009 for one of our real estate properties and an increase in assessment value in 2010 for our real estate properties. This increase is primarily offset by property tax refunds as a result of tax assessment appeals and lower real estate taxes on one property as a result of tax abatements during the nine months ended September 30, 2010.

The $1.9 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation beginning in the fourth quarter of 2009, a reduction in the outstanding principal balance of the GKK Mezzanine Loan, as a result of principal repayments on the loan, and a decrease in asset management fees relating to the National Industrial Portfolio joint venture because we did not meet certain performance thresholds beginning in April 2010.

The $0.7 million increase in general and administrative expenses primarily relates to higher legal fees incurred for various transaction consultations. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

The $18.7 million decrease in depreciation and amortization is primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations and accelerated depreciation and amortization for early lease terminations or renewals during the nine months ended September 30, 2009. In addition, as of June 30, 2010, we recorded an impairment charge with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values and at that time we ceased recognition of depreciation and amortization expense.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $1.8 million decrease in interest expense is primarily due to a decrease in interest expense under floating rate notes payable and repurchase agreements as a result of decreases in LIBOR. One-month LIBOR averaged 0.37% during the nine months ended September 30, 2009 and averaged 0.28% during the nine months ended September 30, 2010. The decrease also relates to a decrease in amortization of deferred financing costs for mortgage and mezzanine loans outstanding on the National Industrial Portfolio joint venture. The original maturity of these loans was August 2009. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future.

During the nine months ended September 30, 2010, we recognized an impairment charge on real estate of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture. We hold an 80% membership interest in the joint venture and consolidate the joint venture in our financial statements. This joint venture, which we refer to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with respect to another industrial property. As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that the we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.5 million) and the carrying value of the collateral at that time (currently $321.3 million). We did not recognize any impairment charge on real estate during the nine months ended September 30, 2009.

The provision for loan losses for the nine months ended September 30, 2010 decreased by $174.9 million compared to the nine months ended September 30, 2009 as a result of the $208.6 million provision for loan losses related to the 200 Professional Drive Mortgage, the Tribeca Mezzanine Loans, the 18301 Von Karman Loans, the Arden Portfolio Mezzanine Loans, the 2600 Michelson Mezzanine Loan and Sandmar Mezzanine Loan recorded during the nine months ended September 30, 2009 as compared to the $11.0 million provision for loan losses related to the Artisan Multifamily Portfolio Mezzanine Loan during the nine months ended September 30, 2010. This was offset by a reduction of $5.9 million in our provision for portfolio-based loan losses during the nine months ended September 30, 2010. For information regarding our impaired loans, see our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

We did not recognize any other-than-temporary impairments during the nine months ended September 30, 2010. We recognized other-than-temporary impairments related to real estate securities of $5.1 million during the nine months ended September 30, 2009, which related to our investment in fixed rate securities. Since April 1, 2009, as a result of adopting a new accounting principle, we are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our real estate securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The credit component will be charged to earnings and the component related to other factors will be recorded to other comprehensive income (loss).

We recognized a gain of $1.8 million on the sales of foreclosed real estate held for sale. During the nine months ended September 30, 2010, we sold ten condominium units of the Tribeca Buildings.

We recognized $5.8 million and $2.1 million in income from unconsolidated joint venture related to the Arden Portfolio for the nine months ended September 30, 2010 and 2009, respectively. On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans. Although there was no income from the unconsolidated joint venture until July 8, 2009, we recognized $6.9 million of interest income from the real estate loans receivable relating to the Arden Portfolio Mezzanine Loans during the nine months ended September 30, 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We recognized a gain on sale of real estate of $2.1 million related to the disposition of the 18301 Von Karman Building during the nine months ended September 30, 2010. We did not dispose of any real estate during the nine months ended September 30, 2009.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stockholders	$3,783	$3,595	$(87,505)	$(169,027)
Add:
Depreciation of real estate assets	10,432	10,301	31,928	30,174
Depreciation of real estate assets - discontinued operations	—	181	484	523
Amortization of lease-related costs	8,912	14,249	29,010	49,450
Amortization of lease-related costs - discontinued operations	—	158	522	509
Deduct:
Gain on sales of foreclosed real estate held for sale	(296)	—	(1,836)	—
Gain on sale of real estate, net	—	—	(2,067)	—
Adjustments for noncontrolling interest - consolidated entity (1)	(570)	(1,399)	(2,446)	(4,080)

FFO	$22,261	$27,085	$(31,910)	$(92,451)

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively; and $1.4 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively. Its share of amortization of lease-related costs was $0.2 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively; and $1.0 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Significant Noncash Items Included in Net Income (Loss) and FFO:

•

Impairment charge on real estate related to 17 properties within the National Industrial Portfolio joint venture of $98.8 million (net of adjustment for noncontrolling interest of $24.7 million) was recognized for the nine months ended September 30, 2010;

•

Provision for loan losses related to our real estate loans receivable was $0.1 million and $(0.5) million for the three months ended September 30, 2010 and 2009, respectively, and $3.7 million and $178.6 million for the nine months ended September 30, 2010 and 2009, respectively;

•

Revenues in excess of actual cash received as a result of amortization of above-market/below-market in-place leases of approximately $1.3 million (net of adjustment for noncontrolling interest of $26,000) for the three months ended September 30, 2010 and $1.6 million (net of adjustment for noncontrolling interest of $0.2 million) for the three months ended September 30, 2009; and $2.3 million (net of adjustment for noncontrolling interest of $(40,000)) for the nine months ended September 30, 2010 and $5.4 million (net of adjustment for noncontrolling interest of $0.6 million) for the nine months ended September 30, 2009;

•

Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.6 million (net of adjustment for noncontrolling interest of $28,000) for the three months ended September 30, 2010 and $0.9 million (net of adjustment for noncontrolling interest of $0.1 million) for the three months ended September 30, 2009; and $1.8 million (net of adjustment for noncontrolling interest of $0.1 million) for the nine months ended September 30, 2010 and $3.7 million (net of adjustment for noncontrolling interest of $0.6 million) for the nine months ended September 30, 2009;

•

Revenues in excess of actual cash received as a result of straight-line rent and amortization of lease incentives of $1.1 million (net of adjustment for noncontrolling interest of $45,000) for the three months ended September 30, 2010 and of $1.1 million (net of adjustment for noncontrolling interest of $52,000) for the three months ended September 30, 2009; and $5.9 million (net of adjustment for noncontrolling interest of $0.1 million) for the nine months ended September 30, 2010 and of $3.5 million (net of adjustment for noncontrolling interest of $0.1 million) for the nine months ended September 30, 2009;

•

Interest income from the accretion of discounts and origination fees on real estate loans receivable and real estate securities to interest income, net of amortization of closing costs, of $1.1 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $2.6 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively;

•	Amortization of interest rate floors of $0.3 million and $1.8 million was recognized for the three and nine months ended September 30, 2009, respectively; and

•	Other-than-temporary impairment related to our real estate securities of $5.1 million was recognized for the nine months ended September 30, 2009.

Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements, and deferred leasing costs. Tenant improvements and capital expenditures totaled $5.4 million and $13.2 million while leasing commissions totaled $2.4 million and $6.8 million for the three and nine months ended September 30, 2010, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2010 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)				Cash Flows From Operations
Period			Distributions Paid (3)
			Cash	Reinvested	Total
First Quarter 2010	$23,324	$0.130	$11,896	$11,362	$23,258	$6,745
Second Quarter 2010	23,777	0.131	12,266	11,708	23,974	21,170
Third Quarter 2010	24,231	0.132	12,387	11,781	24,168	13,700

	$71,332	$0.393	$36,549	$34,851	$71,400	$41,615

(1) Distributions for the period from January 1, 2010 through September 30, 2010 are based on daily record dates and are calculated at a rate of $0.00143836 per share per day.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.

For the nine months ended September 30, 2010, we paid aggregate distributions of $71.4 million, including $36.5 million of distributions paid in cash and $34.9 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $41.6 million of current period operating cash flows and $29.8 million of operating cash reserves from prior periods, proceeds from the sale of properties, and the repayment of a note receivable. FFO for the nine months ended September 30, 2010 was $(31.9) million. See the reconciliation of FFO to net loss above.

Generally, we pay, and in the future expect to pay, distributions from our cash flow from operations, principal repayments on our real estate loans receivable, proceeds from asset sales and funds available under our revolving credit facility. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of our Funds from Operations (as defined in our advisory agreement) for the same period. We are only obligated to reimburse our advisor for these expenses if and to the extent that our cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. Through September 30, 2010, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007. We have agreed with our advisor that the advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. A decline in the occupancy of our portfolio and increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, have resulted in lower current cash flow. Tenant specific issues, including bankruptcy and down-sizing, have place downward pressure on our operating cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.3% as of September 30, 2010. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases to distributions in future periods to preserve capital necessary to maintain our investment portfolio.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “ — Market Outlook — Real Estate and Real Estate Finance Markets,” and “ — Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Distributions Paid

On October 15, 2010, we paid distributions of $7.9 million, which related to distributions declared for each day in the period from September 1, 2010 through September 30, 2010.

Distributions Declared

On August 9, 2010, our board of directors declared distributions based on daily record dates for the period from October 1, 2010 through October 31, 2010, which we expect to pay in November 2010. On October 22, 2010, our board of directors declared distributions based on daily record dates for the period from November 1, 2010 through November 30, 2010, which we expect to pay in December 2010. On November 5, 2010, our board of directors declared distributions based on daily record dates for the period from December 1, 2010 through December 31, 2010, which we expect to pay in January 2011, and distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which we expect to pay in February 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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

Dispositions Subsequent to September 30, 2010

Disposition of Southpark Commerce Center II Buildings

On October 19, 2010, we, through an indirect wholly owned subsidiary, completed the disposition of four light industrial/flex buildings containing 372,125 rentable square feet in Austin, Texas (the “Southpark Commerce Center II Buildings”) to a buyer not affiliated with us or our advisor for a selling price of $31.3 million less closing costs. We will retain the net sales proceeds for future liquidity needs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financings Subsequent to September 30, 2010

Five Tower Bridge Mortgage Loan

On October 19, 2010, we, through an indirect wholly owned subsidiary (the “Five Tower Bridge Borrower”), entered into a mortgage loan with New York Life Insurance (the “Five Tower Bridge Lender”) for $41.0 million secured by the Five Tower Bridge Building (the “Five Tower Bridge Mortgage Loan”). The Five Tower Bridge Mortgage Loan matures on November 10, 2014 and bears interest at a fixed rate of 4.05% per annum. Monthly payments on the Five Tower Bridge Mortgage Loan are principal and interest with principal payments calculated using an amortization schedule of 30 years during the term of the loan, with the remaining principal balance due at maturity. We have the right to repay the loan on or after December 10, 2012 upon no less than 60 days written notice to the lender and subject to a prepayment fee, unless prepayment occurs not more than 60 days prior to maturity.

KBS REIT Properties, LLC (“REIT Properties”) is providing a limited guaranty of the Five Tower Bridge Mortgage Loan with respect to certain potential costs, expenses, losses, damages, liabilities and other sums incurred by the Five Tower Bridge Lender which may result from certain actions or inactions by the Five Tower Bridge Borrower in relation to the Five Tower Bridge Mortgage Loan. REIT Properties is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Five Tower Bridge Mortgage Loan in the event of (i) certain bankruptcy or insolvency proceedings involving the Five Tower Bridge Borrower or REIT Properties and (ii) certain other intentional actions committed by the Five Tower Bridge Borrower, the Company, REIT Properties or any of their affiliates in violation of the loan documents.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2010, the fair value and carrying value of our fixed rate real estate loans receivable were $91.6 million and $152.5 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At September 30, 2010, the fair value of our fixed rate debt was $543.5 million and the carrying value of our fixed rate debt was $534.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable, as well as our investment in preferred membership interests in an unconsolidated joint venture, would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2010, we were exposed to market risks related to fluctuations in interest rates on $757.3 million of our $963.0 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $205.7 million of our variable rate debt. Based on interest rates as of September 30, 2010, if interest rates were 100 basis points higher during the 12 months ending September 30, 2011, interest expense on our variable rate debt outstanding would increase by approximately $7.6 million and if interest rates were 100 basis points lower during the 12 months ending September 30, 2011, interest expense on our variable rate debt outstanding would decrease by $1.9 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at September 30, 2010 we were exposed to market risks related to fluctuations in interest rates on $472.9 million of variable rate loans receivable. Based on interest rates as of September 30, 2010, if interest rates were 100 basis points higher during the 12 months ending September 30, 2011, interest income would be increased by approximately $4.7 million, and if interest rates were 100 basis points lower during the 12 months ending September 30, 2011, interest income would be decreased by approximately $1.2 million. At September 30, 2010, we were exposed to market risks related to fluctuations in interest rates with respect to our investment in preferred membership interests in an unconsolidated joint venture. Based on interest rates as of September 30, 2010, if interest rates were 100 basis points higher during the 12 months ending September 30, 2011, income from the preferred membership interests in the unconsolidated joint venture would be increased by $1.7 million, and if interest rates were 100 basis points lower during the 12 months ending September 30, 2011, income from the preferred membership interests in the unconsolidated joint venture would be decreased by $0.4 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at September 30, 2010 were 5.8% and 6.0%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at September 30, 2010, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2010 were 5.7% and 2.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2010 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of September 30, 2010, where applicable.

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

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC and the risks identified in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2010.

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

PART II. OTHER INFORMATION (CONTINUED)

During the nine months ended September 30, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	33,037	$7.17	(2)	(3)
February 2010	39,724	$7.17	(2)	(3)
March 2010	57,421	$7.17	(2)	(3)
April 2010	59,196	$7.17	(2)	(3)
May 2010	45,904	$7.17	(2)	(3)
June 2010	86,787	$7.17	(2)	(3)
July 2010	47,930	$7.17	(2)	(3)
August 2010	43,325	$7.17	(2)	(3)
September 2010	83,720	$7.17	(2)	(3)

Total	497,044

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

(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share. On November 20, 2009, our board of directors approved an estimated value per share of our common stock of $7.17 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2009. Until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.17 per share. We currently expect to update our estimated value per share in December 2010.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

In addition to the redemptions under the share redemption program described above, during the nine months ended September 30, 2010, we repurchased 950 shares of our common stock at $7.17 per share for an aggregate price of $6,812.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On November 8, 2010, we renewed the advisory agreement with KBS Capital Advisors LLC. The renewed advisory agreement is effective through November 8, 2011; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

4.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.1	Advisory Agreement between the Company and KBS Capital Advisors dated November 8, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 10, 2010	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board,
Chief Executive Officer and Director

Date: November 10, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer