Form 10-K
period 2010-12-31
KBS Real Estate Investment Trust, Inc.
filed 2011-03-31
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. On November 20, 2009, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $7.17 derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2009. On December 2, 2010, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $7.32 derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2010.

There were approximately 182,307,509 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 29, 2011, there were 186,766,911 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:

Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•

Our investments in real estate and mortgage, mezzanine, bridge and other loans as well as investments in real estate securities may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real property investments could decrease, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our stockholders. Revenues from the properties and other assets directly securing our loan investments and underlying our investments in real estate securities could decrease, making it more difficult for the borrower to meet its payment obligations to us. In addition, decreases in revenues from the properties directly securing our loan investments and underlying our investments in real estate securities could result in decreased valuations for those properties, which could make it difficult for our borrowers to repay or refinance their obligations to us. These factors could make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We continue to issue shares of common stock under our dividend reinvestment plan. We sold 171,109,494 shares of common stock in our primary offering for gross offering proceeds of $1.7 billion and, as of December 31, 2010, we had sold 20,240,652 shares under our dividend reinvestment plan for gross offering proceeds of $176.1 million.

As of December 31, 2010, we owned 63 real estate properties, one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of December 31, 2010, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which 11 condominium units, two retail spaces and parking spaces were held for sale.

Objectives and Strategies

Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.

We have sought to achieve these objectives by investing in and managing a diverse portfolio of real estate and real estate-related investments and by acquiring these investments through a combination of equity raised in our initial public offering, debt financing and joint ventures. We have diversified our portfolio by investment type, geographic region, and tenant/borrower base. The following chart illustrates the diversification of our investment portfolio as of December 31, 2010, across investment types based on the carrying value of the investments:

Our primary business objectives are: (i) to maintain and, if possible, improve the quality and income-producing ability of our investments; (ii) to position our investments to maximize their value; and (iii) to manage our portfolio to remain compliant with REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We intend to meet these objectives by utilizing the expertise of our advisor to diligently increase the occupancy of our real estate properties while structuring leases that enhance our ability to provide a stable return to our stockholders. We will also, through our advisor, seek to maximize the cash flows from our real estate-related investments, through continuing debt service, restructuring of terms and, if necessary, foreclosure on collateral. All of our business activities are conducted with the intention of remaining compliant with REIT requirements; if we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” at the corporate and stockholder levels that usually results from investment in the stock of a corporation.

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

We originally intended to hold our core properties for four to seven years. However, economic and market conditions may influence us to hold our investments for different periods of time, and we currently expect our hold period may last for several more years.

As of December 31, 2010, we owned 63 real estate properties and a master lease with respect to another property. The 63 real estate properties total 20.4 million rentable square feet including 22 office buildings, three corporate research buildings, two distribution facilities, one industrial portfolio consisting of nine distribution and office/warehouse properties, one office/flex portfolio consisting of four properties and a portfolio of 23 institutional quality industrial properties. We hold these 23 industrial properties and the master lease through a consolidated joint venture. The following chart illustrates the composition of our real estate portfolio as of December 31, 2010 based on the carrying value of the investments:

As noted above, our real estate property investments are diversified by geographic location with properties in 23 states as shown in the charts below:

* All others include any state less than 2% of total.

We have a stable and well diversified tenant base and we intend to maintain this diversity and develop long-term relationships with our tenants to limit our exposure to any one tenant or industry. As of December 31, 2010, none of our tenants represent more than 10% of annualized base rent and our top ten tenants represent approximately 25% of our total annualized base rent. The chart below illustrates the diversity of tenant industries in our portfolio based on total annualized base rent:

* All others include any industry less than 3% of total.

The carrying value of our real estate portfolio as of December 31, 2010 was $1.6 billion. Our real estate portfolio accounted for 81%, 78% and 71% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Real Estate-Related Investments

We have also invested in real estate-related investments including: (i) mortgage loans; (ii) mezzanine loans; (iii) participations in mortgage and mezzanine loans; and (iv) real estate-related debt securities, such as commercial mortgage-backed securities (“CMBS”). We generally intend to hold our real estate-related investments until maturity. However, economic and market conditions may influence the length of time that we hold these investments.

As of December 31, 2010, we owned four mezzanine real estate loans, two B-Notes, a partial ownership interest in a mezzanine real estate loan, two loans representing senior subordinated debt of a private REIT and three mortgage loans. We also own two investments in real estate securities directly or indirectly backed by commercial mortgage loans and a preferred membership in a real estate joint venture. The following chart illustrates the composition of our real estate-related investments based on carrying value as of December 31, 2010:

The total cost and book value of our real estate-related investments as of December 31, 2010 were $697.8 million and $564.5 million, respectively, excluding investments that we have foreclosed on and an investment for which we received preferred equity interests in the property owner. Our real estate-related investments accounted for 19%, 22% and 29% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we had invested in fixed and variable rate loans receivable with book values (net of asset-specific reserves) of $91.4 million and $472.9 million, respectively, and the weighted average annualized effective interest rates on the fixed and variable rate loans receivable were 5.2% and 6.1%, respectively.

Our real estate-related investment portfolio has a concentration in mezzanine loans, which comprise 82% of the book value (net of asset-specific reserves) of our real estate-related investment portfolio as of December 31, 2010. At December 31, 2010, we had a concentration of credit risk related to our investment in the GKK Mezzanine Loan, which comprised 19% of our total assets and 84% of our total investments in loans receivable, after loan loss reserves. During the year ended December 31, 2010, the GKK Mezzanine Loan provided 12% of total revenues and 67% of total interest income from loans receivable.

The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “GKK Borrower”). On March 9, 2010, the GKK Borrower exercised its option to extend the maturity of this loan to March 2011. On November 2, 2010, Gramercy issued a press release stating that it does not expect that it will be able to refinance the entire amount of mortgage and mezzanine indebtedness related to the Gramercy Realty portfolio prior to the final maturity of the loans and that it is unlikely to have sufficient capital to satisfy any shortfall. Subsequent to December 31, 2010, the maturity of the GKK Mezzanine Loan was extended from March 11, 2011 to April 15, 2011 in anticipation of negotiations during the extension period among us, the GKK Borrower and other mortgage and mezzanine lenders to Gramercy and its subsidiaries regarding a possible extension or restructuring of the GKK Mezzanine Loan and other mortgage and mezzanine loans related to the Gramercy Realty portfolio and to explore strategic alternatives with respect to the investment. Our investment in the GKK Mezzanine Loan is subject to repurchase agreements totaling $270.9 million as of December 31, 2010. These repurchase agreements were to mature on March 9, 2011. On March 9, 2011 and on March 13, 2011, our subsidiaries that are the borrowers under the repurchase agreements entered into agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement to April 8, 2011 and, upon the satisfaction of certain conditions in the GKK Mezzanine Loan extension agreements, to April 22, 2011. KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. Also see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies.”

Financing Objectives

We financed the majority of our real estate acquisitions with a combination of the proceeds we received from our initial public offering and debt. In addition, we purchased certain real estate-related investments with a combination of the proceeds we received from our initial public offering and repurchase financing. We used debt financing to increase the amounts available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2010, the weighted-average interest rate on our debt was 3.6%.

We borrow funds at a combination of fixed and variable rates; at December 31, 2010, we had approximately $557.5 million and $921.5 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $164.7 million was effectively fixed through the use of interest rate swap agreements. In addition, we have variable rate loans receivable with total aggregate outstanding principal balances of $493.6 million that, when interest rate indices such as LIBOR increase, provide income to offset increases in interest expense on variable rate debt. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2010 were 5.6% and 2.4%, respectively.

A majority of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will meet or otherwise be permitted to extend the maturity of our current loan agreements, we can give no assurance in this regard. The following table shows the contractual and fully extended maturities of our debt as of December 31, 2010:

	Current Maturity			Fully Extended Maturity
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
2011	$581,709	$270,923	$852,632	$39,717	$270,923	$310,640
2012	267,408	—	267,408	763,700	—	763,700
2013	103,142	6,691	109,833	148,842	—	148,842
2014	186,942	—	186,942	146,001	6,691	152,692
2015	—	—	—	40,941	—	40,941
Thereafter	62,200	—	62,200	62,200	—	62,200

	$1,201,401	$277,614	$1,479,015	$1,201,401	$277,614	$1,479,015

Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed our charter limitation on borrowings during any quarter of 2010. Our target leverage is approximately 50% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). As of December 31, 2010, our borrowings were approximately 59% and 62% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Market Outlook – Real Estate and Real Estate Finance Markets

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and some positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.

Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Over the past several months, the U.S. commercial real estate industry has experienced a slow-down in the deterioration of fundamental benchmarks, such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

Currently, benchmark interest rates, such as LIBOR, remain near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed these borrowers to meet their debt obligations; however, they would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers may have to find new sources of funds in order to recapitalize their properties.

Throughout the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume. Recent trends indicate a modest rebound in transaction activity. High-quality assets in top-tier markets experienced the largest increase in transaction volume. One of the significant barriers to deal flow is the spread between buyer/seller pricing expectations. It is expected that more commercial properties will come into the market as loans mature, marginally performing properties default and banks increase their foreclosure activity. From a financing perspective, new lending is expected to remain subdued in the near term. The CMBS market, formerly a significant source of liquidity and debt capital, was inactive in 2008 and 2009, and left a void in the market for long-term, affordable, fixed rate debt. During that time, the void was partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past. These remaining lenders generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top-tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.

Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery.

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Impact on Our Real Estate Investments

These market conditions have had and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet their current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates may not remain at these historically low levels for the remaining life of many of our investments.

Impact on Our Real Estate-Related Investments

Nearly all of our real estate-related investments are either directly secured by commercial real estate (e.g., first trust deeds or mortgages) or secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments have been impacted to some degree by the same factors impacting our real estate investments. Our investments in mezzanine loans and B-Notes have been significantly impacted as current valuations for buildings directly or indirectly securing our investment positions have generally decreased from the date of our acquisition or origination of these investments. In these instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they come due. For the year ended December 31, 2010, we recorded a provision for loan losses of $11.0 million which was comprised of $16.9 million calculated on an asset-specific basis, offset by a reduction of $5.9 million to our portfolio-based reserve.

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves and loans under which we have foreclosed or otherwise taken title to the property subsequent to December 31, 2010, we have investments with book values totaling $561.7 million maturing within the next 12 months. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies.” We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $491.3 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $152.7 million.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows on our properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms on our existing indebtedness. Although we believe we will meet or otherwise be permitted to extend the maturity of our current loan agreements, we can give no assurance in this regard. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $310.6 million of debt obligations maturing during the 12 months ending December 31, 2011. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies.” We have a total of $557.5 million of fixed rate notes payable and $921.5 million of variable rate notes payable and repurchase agreements; of the $921.5 million of variable rate notes payable and repurchase agreements, $164.7 million are effectively fixed through interest rate swaps and $439.5 million are subject to interest rate caps.

Economic Dependency

We are dependent on our advisor for certain services that are essential to us, including the disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that KBS Capital Advisors is unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The United States commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

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

Industry Segments

We acquire and operate commercial properties and invest in real estate-related investments, including real estate loans, and as a result, we operate in two business segments. For financial data by segment, see Note 15 “Segment Information” in the notes to our consolidated financial statements filed herewith.

Employees

We have no paid employees. The employees of our advisor and its affiliates provide management, disposition, advisory and certain administrative services for us.

Principal Executive Office

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

There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have announced that we do not expect to have funds available for the share redemption program in 2011. Further, the share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan.

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

Despite certain recent positive economic indicators such as an improved stock market performance and improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during the past three years. Bank earnings and liquidity have rebounded, particularly among larger financial institutions. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked. Liquidity in the global credit market has been severely contracted by these market disruptions, and new lending is expected to remain subdued in the near term. We rely on debt financing to finance our properties. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets.

The recent positive economic developments do not necessarily provide an indication of a general market recovery or provide an indication of the duration of the existing downtown, or the speed of any expected recovery. Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments. These could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•

revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing; and/or

•

revenues on the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrower to meet its payment obligations to us, which could in turn make it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

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

We have a limited operating history, which makes our future performance difficult to predict.

We have a limited operating history. We were incorporated in the State of Maryland on June 13, 2005. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor. We are the first publicly offered investment program sponsored by the affiliates of our advisor. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with our initial public offering nor all of the laws and regulations that apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and our stockholders should not assume that it will be similar to the prior performance of other KBS-sponsored programs. Our limited operating history and the differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

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

The amount of cash available for distributions in future periods may be reduced by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

Our advisor has advanced $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007. Pursuant to the advisory agreement, our advisor agreed to advance funds to us equal to the amount by which the cumulative amount of our distributions from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of our Funds from Operations (as defined below) from January 1, 2006 through August 31, 2010. We agreed with our advisor that our advisor would not extend the agreement to advance funds for distribution record dates after August 31, 2010. Pursuant to the advisory agreement, we are obligated to reimburse our advisor on demand for the $1.6 million advance if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest accrues on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges.

In addition to the advance by our advisor, at December 31, 2010, we have incurred performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio, which have not been paid. The performance fee is earned by our advisor only upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition per the advisory agreement; however, beginning in April 2010, our operations did not meet the Funds from Operations condition per the advisory agreement. As a result, as of December 31, 2010, we had accrued for incurred but unpaid performance fees of $5.4 million from inception through March 31, 2010. Although these performance fees have been incurred as of December 31, 2010, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods may be reduced by the repayment of the advance from our advisor and the payment of our advisor’s performance fees.

If we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.

Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. If we fund distributions from financings or sources other than cash flow from operations, the overall return to our stockholders may be reduced. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. We may look to third-party borrowings to fund our distributions or fund distributions from the proceeds from the sale of real estate and receipt of principal payments from our real estate-related investments. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

If funds are not available from the dividend reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and greatly limit our ability to redeem any shares under the share redemption program.

We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; the repayment of debt; and the repurchase of shares under our share redemption program. During the second half of 2009, the participation in our dividend reinvestment plan decreased in comparison to 2008. In addition, the decrease in the amount of our distributions beginning in July 2009 also resulted in a significant reduction in the amount of proceeds from our dividend reinvestment plan. During 2010, the participation in our dividend reinvestment plan has remained comparable to the end of 2009. We cannot predict with any certainty how much, if any, dividend reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from the dividend reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and greatly limit our ability to redeem any shares under the share redemption program. Based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have announced that we do not expect to have funds available for the share redemption program in 2011.

We may not have sufficient liquidity, whether from our operations or our dividend reinvestment plan, to fund our future capital needs. If our cash flow is insufficient to meet our capital needs, we will not be able to maintain our current dividend rate.

Declining economic conditions have had and will likely continue to have a significant impact on our real estate and real estate-related investments. In addition, these market conditions have impacted the businesses of our tenants as well as the tenants in buildings securing our real estate-related investments. As a result of a decline in cash flows and projected future declines, in July 2009 our board of directors reduced the amount of our distributions from $0.70 per share on an annualized basis to $0.525 per share on an annualized basis. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows from our properties. As a result of these same factors, the borrowers under our real estate-related investments have experienced a reduction in cash flows which has made it difficult for them to pay us debt service in some instances. Additionally, these reduced and potentially decreasing cash flows have had a negative impact on the valuation of buildings directly or indirectly securing our investment positions and as a result the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they come due. Further, we depend on the cash flow from our real estate and real estate-related investments to meet the debt service obligations under our financing arrangements, and we will depend on the proceeds from the sale of real estate and proceeds from the repayment of our real estate-related investments in order to repay our outstanding debt obligations.

We depend on the proceeds from our dividend reinvestment plan to cover, among other things, capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; and the repayment of debt. During the second half of 2009, the participation in our dividend reinvestment plan decreased in comparison to 2008. In addition, the decrease in the amount of our distributions beginning in July 2009 also resulted in a significant reduction in the amount of proceeds from our dividend reinvestment plan. During 2010, the participation in our dividend reinvestment plan has remained comparable to the end of 2009. Further reductions in the amount of proceeds from the dividend reinvestment plan, whether due to a decline in participation under the dividend reinvestment plan or a decrease in the amount of our monthly distributions could adversely impact our ability to meet our capital needs.

All of these factors could limit our liquidity and impact our ability to properly maintain or make improvements to our real estate investments. This, in turn, could result in reductions in the value of our investments and therefore a reduction in the value of an investment in us. These factors could also limit our ability to make distributions to our investors.

Because our estimated value per share exceeds our net tangible book value per share and the offering price under our dividend reinvestment plan is equal to our estimated value per share, investors in our dividend reinvestment plan will experience immediate dilution in the net tangible book value of their shares.

On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. The methodology and assumptions used in calculating our estimated value per share are described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010. The estimated value per share does not represent the fair value of our assets less our liabilities according to U.S. generally accepted accounting principles (“GAAP”). The estimated value per share was unaudited. There is also no assurance that a stockholder could resell his or her shares at this estimated value, that a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of our assets and settlement of our liabilities or upon a sale of the company or that our shares would trade at this amount if ever listed on a national securities exchange.

Because we are conducting an ongoing offering under our dividend reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2010, our net tangible book value per share was $4.88. The offering price under our dividend reinvestment plan at December 31, 2010 was $7.32 per share. Net tangible book value is a rough approximation of value calculated simply as total book value of assets (exclusive of certain intangible items) minus total liabilities. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) impairments of our investments, (iii) the funding of distributions from sources other than our cash flow from operations, (iv) the substantial fees paid in connection with our initial public offering and to a lesser degree the offering under our dividend reinvestment plan, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers and (v) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

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

KBS Capital Advisors, the real estate and debt finance professionals assembled by our advisor, their affiliates and our officers face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on KBS Capital Advisors and the real estate and debt finance professionals our advisor has assembled, including Messrs. Bren, Hall, McMillan, Schreiber and David E. Snyder and Ms. Stacie K. Yamane for the day-to-day operation of our business. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals as will future public KBS-sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. In addition, Messrs. Bren and Schreiber are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Capital Advisors, other KBS-sponsored programs and other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and its affiliates share many of the same real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If this occurs, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to other KBS programs, including KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS REIT III. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board’s loyalties to KBS REIT II, KBS Strategic Opportunity REIT, KBS REIT III and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.

All of our directors are also directors of KBS REIT II and KBS REIT III. One of our directors is also a director of KBS Strategic Opportunity REIT. The loyalties of our directors serving on the boards of KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, or possibly on the boards of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

•

A decision of the board or the conflicts committee regarding whether or when we seek to list our common shares on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade.

Because our independent directors are also independent directors of KBS REIT II and KBS REIT III, they receive compensation for service on the board of KBS REIT II and KBS REIT III. Like us, KBS REIT II pays and, now that KBS REIT III has broken escrow, KBS REIT III will pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT II reimburses and KBS REIT III will reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

For the year ended December 31, 2010, the independent directors of KBS REIT II earned compensation as follows:

Independent Director	Compensation Earned in 2010		Compensation Paid in 2010 (1)

Hank Adler	$113,500	(2)	$103,496

Barbara Cambon	$120,500	(3)	$106,496

Stuart A. Gabriel, Ph.D	$113,000	(4)	$102,496

(1) Compensation Paid in 2010 includes meeting fees earned during 2009 but paid or reimbursed in 2010 as follows: Mr. Adler $5,333; Ms. Cambon $6,333; and Mr. Gabriel $5,333.

(2) This amount includes (i) fees earned for attendance at nine board meetings, 18 conflicts committee meetings and five audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(3) This amount includes (i) fees earned for attendance at nine board meetings, 17 conflicts committee meetings and four audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

(4) This amount includes (i) fees earned for attendance at 10 board meetings, 18 conflicts committee meetings and five audit committee meetings, (ii) the annual retainer and (iii) costs reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at meetings.

Risks Related to Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•

is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

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

We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death, qualifying disability (as defined in the plan) or determination of incompetence (as defined in the plan). We limit the number of shares we may redeem pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan from the prior calendar year less amounts we deem necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; and funding obligations under our real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares are submitted for redemption in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence,” we will honor such redemptions to the extent that all redemptions for the calendar year are less than the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. Based on budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have not had funds available for redemption since the April 2009 redemption date and we do not expect to have funds available for redemption in 2011. We are uncertain when and on what terms we will be able to resume ordinary redemptions. Our board may amend, suspend or terminate the share redemption program upon 30 days’ notice.

Pursuant to the share redemption program, once we have established an estimated value per share of our common stock, the redemption price for all stockholders is equal to the estimated value per share. On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. Therefore, effective commencing with the December 31, 2010 redemption date, the redemption price for all stockholders is $7.32 per share. We currently expect to update our estimated value per share within 12 to 18 months of September 30, 2010 at which time the redemption price per share would also change. Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers (“NASD”) Conduct Rule 2340 (c)(2) as required by the Financial Industry Regulatory Authority (“FINRA”). The estimated value per share was based upon the recommendation and valuation of our advisor.

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to U.S. generally accepted accounting principles (“GAAP”). Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

The estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K filed with the SEC on December 10, 2010.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.

We expect to engage our advisor or an independent valuation firm to update the estimated value per share within 12 to 18 months of September 30, 2010.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our public offering, our board may elect to (1) sell additional shares in future public offerings (including through the dividend reinvestment plan), (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase shares in our initial public offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms, the use of proceeds and pricing of any additional offerings and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares.

Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments and continue to perform services for us in connection with the management, leasing and disposition of our properties and the management, structuring and administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for investment or distribution to stockholders.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, affiliates of KBS Capital Advisors could also receive significant payments even without our reaching the investment-return thresholds should we ever seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might be preceded by a decision to become self-managed. Given our advisor’s familiarity with our assets and operations, if our board of directors ever did decide that we should become self-managed, then we may prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

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

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real property tax laws), real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in our cash flows from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

If our acquisitions fail to perform as expected, cash distributions to our stockholders may decline.

Since breaking escrow in July 2006, we made acquisitions of properties and other real estate-related assets based on an underwriting analysis with respect to each asset and how the asset fits into our portfolio. If these assets do not perform as well as expected we would have less cash flow from operations available to fund distributions and investor returns may be reduced.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investment. As of December 31, 2010, our portfolio was 82% occupied and we owned nine buildings containing 5.3 million rentable square feet and one master lease containing 0.5 million rentable square feet that were less than 70% occupied.

We depend on tenants for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the success and economic viability of our tenants.

The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would lower our net income. A default by a tenant on its lease payments would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-letting the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of the properties in which we invest may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. Because the market value of a property depends principally upon the value of the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce the amount of distributions to stockholders. As of December 31, 2010, our real estate portfolio was 82% occupied and our bad debt reserve was less than 1% of annualized base rent. As of December 31, 2010, we had nine tenants with rent balances outstanding over 90 days.

If we are ultimately forced to relinquish our investment in the National Industrial Portfolio to the lenders, it will adversely affect our ability to pay cash distributions to our stockholders and reduce our stockholders’ overall investment return.

In August 2007, we entered a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”) to acquire a portfolio of industrial properties (the “National Industrial Portfolio”) for approximately $515.9 million plus closing costs. The joint venture, which we refer to as the National Industrial Portfolio joint venture, currently owns 23 industrial properties and holds a master lease with respect to another industrial property. We made an initial capital contribution of approximately $85.5 million in exchange for an 80% membership interest in the joint venture in 2007, and we consolidate the joint venture in our financial statements. As of December 31, 2010, there are $439.5 million of outstanding mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture.

As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.5 million, which includes amounts for noncontrolling interest of $87.9 million) and the carrying value of the collateral at that time (currently $320.7 million which includes amounts for noncontrolling interest of $64.1 million). If we are forced to relinquish the National Industrial Portfolio to the lenders, it will adversely affect our ability to pay cash distributions to our stockholders and reduce our stockholders’ overall investment return.

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

We have entered into joint ventures with third parties to own properties and other assets. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

All of our properties were subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties.

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

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

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

Our investments in mortgage, mezzanine and other real estate loans are generally directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of the properties ultimately securing our loans may change after we acquire or originate those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related investments are similarly affected by real estate property values. Therefore, our real estate-related investments are subject to the risks typically associated with real estate, which are described above under the heading “—General Risks Related to Investments in Real Estate.”

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

We invest in mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning (directly or indirectly) the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

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

A portion of our investments in loans and real estate-related securities may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

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

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII become effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

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

Some of our portfolio investments will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of any such investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

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

The Tribeca Junior Mezzanine Loans were subordinate to the $32.3 million Tribeca Senior Mortgage Loan and a $16.2 million Senior Tribeca Mezzanine Loan. We did not own the Senior Tribeca Mezzanine Loan as of December 31, 2009.

Because of various delays in the development project and subsequent delays in sales of the condominiums, throughout 2009 we entered various amendments and modifications to the loan agreements.

On February 19, 2010, the borrowers under the Tribeca Loans defaulted and we foreclosed on this project by exercising our right to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan pursuant to the Second Tribeca Mezzanine Loan documents. Upon taking possession of the property, we recorded the Tribeca Building and the debt assumed at their respective fair values of $90.6 million and $39.2 million. The assumed debt consisted of a 75% interest in the Tribeca Senior Mortgage Loan in the amount of $24.2 million and the Senior Tribeca Mezzanine Loan in the amount of $15.0 million. In addition, we recorded $13.3 million of other liabilities assumed in the foreclosure. In order to protect our investment in the Tribeca Building, on April 2, 2010, we purchased the Senior Tribeca Mezzanine Loan for $15.0 million. As a result of the foreclosure, we also charged-off $18.5 million of reserves for loan losses related to the Tribeca Loans during the year ended December 31, 2010. As of December 31, 2010, our investment in the Tribeca Building consisted of condos, retail space and parking spaces with a carrying value of $49.1 million. In addition, we had $0.8 million of other liabilities outstanding at December 31, 2010. During the year ended December 31, 2010, we sold 16 condominium units of the Tribeca Building and recognized a gain on sale of $2.0 million. During the year ended December 31, 2010, we recorded expenses of $3.5 million related to foreclosed real estate held for sale. As of December 31, 2010, we had repaid in full all mortgage debt on the Tribeca Building.

As of December 31, 2010, based on the total number of units available for sale, approximately 59% of the condominium units in the Tribeca Building had been sold. Further delays in the sale of condominiums and/or adverse changes to the market price for these condominiums will significantly impact the performance of our investment in the Tribeca Building. As a result of our ownership interest in this building and the related operating expenditures, we could incur significant losses on this investment, which could cause us to lower our dividend rate and could reduce the return on our stockholders’ investment.

GKK Mezzanine Loan and Repurchase Agreements

As of December 31, 2010, we had two repurchase agreements totaling $270.9 million secured by our investment in the GKK Mezzanine Loan. KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. As of December 31, 2010, the outstanding principal balance of the GKK Mezzanine Loan was $458.6 million. The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are certain wholly owned subsidiaries of Gramercy (collectively, the “GKK Borrower”). Prior to the extensions discussed below, the maturity date of the GKK Mezzanine Loan was March 11, 2011 and the maturity dates of the repurchase agreements were March 9, 2011.

On March 11, 2011 and on March 13, 2011, we, through wholly owned subsidiaries, and the GKK Borrower entered into agreements to extend the maturity date of the GKK Mezzanine Loan to April 15, 2011, respectively. These GKK extension agreements also extended the maturity dates of the mortgage loan (the “Mortgage Loan”) and the junior mezzanine loan (the “Junior Mezzanine Loan”) related to Gramercy’s realty portfolio to April 15, 2011. We have no ownership interest in either the Mortgage Loan or the Junior Mezzanine Loan. Notwithstanding anything contained in the extension agreements to the contrary, in the event that the GKK Borrower or the borrowers under the Mortgage Loan or Junior Mezzanine Loan fail to pay invoices related to the Gramercy realty portfolio and the related assets when such invoices become due, then we, the Mortgage Loan lenders and the Junior Mezzanine Loan lenders may give notice, at our discretion, that a termination event has occurred under the extension agreements and, upon such notice, the maturity date under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan shall be deemed to have occurred. The purposes of these extension agreements with the GKK Borrower and the borrowers under the Mortgage Loan and Junior Mezzanine Loan are to consider proposals regarding long-term extensions of the loans and to explore strategic alternatives with respect to the investment. We can give no assurance as to the outcome of any of these negotiations.

On March 9, 2011 and March 13, 2011, our subsidiaries that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) entered into agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement to April 8, 2011 and, upon the satisfaction of certain conditions in the GKK extension agreements (referenced above), to April 22, 2011. Under the terms of the extensions to the repurchase agreements, KBS GKK and the lenders generally agreed not to exercise any rights under the GKK Mezzanine Loan agreements without the others’ prior written consent, except the lenders have the right to exercise our voting and consent rights (without our consent) in the event of any bankruptcy, act of insolvency or similar proceeding with respect to the GKK Borrower under the GKK Mezzanine Loan or any borrower under the Mortgage Loan or Junior Mezzanine Loan, or should any action occur with respect to which the lenders, in their sole determination, deem it necessary or advisable to avoid or otherwise address an actual or potential material adverse effect on the value of the real estate assets owned by the subsidiaries of the GKK Borrower under the GKK Mezzanine Loan. Additionally, to the extent KBS GKK or any of its affiliates acquire the equity in the GKK Borrower or any of its subsidiaries, or acquire any rights to exercise any vote or action in connection with such equity, KBS GKK agreed not to exercise such rights without the repurchase agreement lenders’ prior written consent. KBS GKK further agreed that any proceeds from the GKK Mezzanine Loan, including the equity in the GKK Borrower or any of its subsidiaries, shall be delivered to the repurchase agreement lenders as additional collateral under the Repurchase Agreements.

The extensions to the repurchase agreements were granted in anticipation of negotiations during the extension period among the parties regarding possible two-year extensions of the repurchase agreements. The possible two-year extensions would be conditioned on KBS GKK paying our lenders approximately $130 million (reduced by the payments made by KBS GKK under the extensions to the repurchase agreements). A portion of these payments would be used to pay costs and expenses and the remainder of these payments would be used to repay the outstanding principal balance under the repurchase agreements. However, we can give no assurance as to the ultimate outcome of these negotiations. Even if we are able to reach an agreement with our lenders to extend the repurchase agreements for two years, there is no assurance that we will be able to raise the capital necessary to pay the repurchase agreement lenders $130 million within the time period required. If we are unable to reach an agreement during the extension period, there is no guarantee that KBS GKK will be able to repay the outstanding amounts under the repurchase agreements, refinance the outstanding balance under the repurchase agreements with other lenders or otherwise renegotiate the terms of the repurchase agreements with the current lenders.

Should KBS GKK default under the repurchase agreements, we, as guarantor of the repurchase agreements, would be obligated to satisfy all obligations of KBS GKK under the repurchase agreements. In such instance, we may be required to make cash payments, attempt to obtain additional financing and/or pledge any or all of our real estate-related assets as additional collateral under the repurchase agreements. We may also be required to surrender to the repurchase agreement lenders our investment in the GKK Mezzanine Loan, which has an outstanding principal balance of $458.6 million as of March 9, 2011 and secures the repurchase agreements. Under the terms of the guaranty, the guarantor’s liability is primary, and KBS Real Estate Investment Trust, Inc. would be required to pay all amounts outstanding under the repurchase agreements. As of March 31, 2011, we do not have sufficient cash to repay the amounts outstanding under the repurchase agreements should the guaranty be called by the lenders. We may be forced to sell or surrender assets we would not otherwise wish to sell to meet the guaranty obligations.

The GKK Mezzanine Loan represents a significant investment to us that as of December 31, 2010 represented 19% of our total assets and 84% of our total investments in loans receivable, after loan loss reserves. During the year ended December 31, 2010, the GKK Mezzanine Loan provided 12% of our revenues and 67% of our interest income from loans receivable. As of December 31, 2010, we have not recorded an impairment charge related to our investment in the GKK Mezzanine Loan. Based on an analysis of the value of the assets securing the GKK Mezzanine Loan, we have concluded that our loan is fully secured by the collateral and no impairment is necessary as of December 31, 2010. We will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the GKK Borrower under the terms of the GKK Mezzanine Loan. There is no assurance that we will not realize an impairment charge related to this investment in the future and it is reasonably possible that as a result of receiving additional information related to the assets securing the GKK Mezzanine Loan or a change in other facts and circumstances that an impairment may be realized. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the GKK Borrower’s debt service obligations should the GKK Mezzanine Loan be further extended; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the GKK Borrower might rely on its parent company to fund any debt service shortfalls. In the event the GKK Borrower’s parent company was unable or unwilling to do so, the GKK Borrower might default under any extension to its loan.

In the event of defaults under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan (whether on the extended maturity date or a default related to a to be negotiated extension), the most junior lender could foreclose on the ownership interests of the junior borrower and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender elected not to foreclose on the ownership interests of the junior borrower, we could (subject to obtaining approval of the repurchase agreement lenders) foreclose on the membership interests of the GKK Borrowers and assume the more senior loans. Under such a scenario, we could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell some or all of the properties and repay the remaining loans. In some cases, if we were to foreclose on the membership interests of the GKK Borrower, we may need to obtain the consent of third party lenders to assume the debt placed on the properties owned by the subsidiaries of the GKK Borrower. We may not have the ability or willingness to operate the properties or assume the liabilities related to the properties. If we decide to operate the properties, we would need to extend the first priority liens on the properties beyond April 15, 2011 and we would need to repay or refinance the amounts outstanding under the repurchase agreements (discussed above) or renegotiate the terms of the repurchase agreements. There is no guarantee that the senior mortgage lenders and the repurchase agreement lenders would be willing to do so.

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

The distribution structure of the joint venture’s operating agreement is designed to substantially reflect the priority of the former lenders that entered the joint venture and the payments the former lenders would have received under the prior mezzanine loans. During the year ended December 31, 2010, we earned $7.7 million from our investment in the HSC Partners Joint Venture. We may continue receiving payments from our investment in the HSC Partners Joint Venture in the form of preferred distributions that should reflect the interest we would have received as a lender; however, there can be no assurance that we will continue to receive payments in the future and our recourse is limited should we not receive our preferred distributions. In addition, due to existing economic conditions that have adversely impacted the value of commercial real estate, the HSC Partners Joint Venture may not be able to refinance its senior mortgage loans at maturity. As a result, there may not be value in our investment upon maturity of these senior mortgage loans. The senior mortgage loans mature on August 9, 2011 but have a one-year extension option, subject to certain conditions.

Provision for Loan Losses

Our asset-specific loan loss reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan. Our portfolio-based loan loss reserve is a reserve against all of the loans in our portfolio that are not specifically reserved. It is based on estimated probabilities of both term and maturity default and estimated loss severities for the portfolio. Our $79.7 million of asset-specific loan loss reserves and $18.1 million of portfolio-based loan loss reserves as of December 31, 2010 may not be sufficient to cover losses under these loans.

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

For more information on risks related to our borrowings, see Part I, Item 1A, “Risk Factors – General Risks Related to Investments in Real Estate – If we are ultimately forced to relinquish our investment in the National Industrial Portfolio to the lenders, it will adversely affect our ability to pay cash distributions to our stockholders and reduce our stockholders’ overall investment return” and “Risk Factors – Risks Related to Real Estate Related Investments – If our investments in the Tribeca Building, GKK Mezzanine Loan and/or the HSC Partners Joint Venture, which owns the Arden Portfolio, do not perform, we could suffer significant losses, which could cause us to lower our dividend rate and could reduce the return on our stockholders’ investment.”

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

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2010, our borrowings were approximately 59% and 62% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

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

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

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

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

Real Estate Investments

At December 31, 2010, our portfolio consisted of 63 properties and one master lease in 23 states encompassing 20.4 million rentable square feet, including properties held through a consolidated joint venture. The total cost of our real estate portfolio was $2.1 billion. Based on the carrying value of the real estate investments, the portfolio consisted of 61% commercial office properties and 39% industrial properties. At December 31, 2010, our portfolio was approximately 82% occupied and the average annualized base rent per square foot of our real estate portfolio is $9.26. The weighted-average remaining lease term of our real estate portfolio is 3.5 years. For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this annual report on Form 10-K.

Portfolio Lease Expirations

The following table reflects lease expirations of our owned properties and the property for which we own a master lease (including properties held through our consolidated joint venture) as of December 31, 2010:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring (2)	% of Portfolio Rentable Square Feet Expiring
Month-to-Month	3	$417	0%	90,599	1%
2011	83	26,754	17%	3,230,264	19%
2012	63	18,638	12%	3,241,333	19%
2013	67	15,495	10%	1,215,074	7%
2014	47	21,235	14%	1,455,024	9%
2015	31	16,674	11%	2,906,780	17%
2016	14	13,008	8%	891,282	5%
2017	12	11,540	7%	645,275	4%
2018	10	7,655	5%	965,706	6%
2019	6	6,928	4%	467,769	3%
2020	4	5,652	4%	724,421	4%
Thereafter (3)	92	13,201	8%	1,138,311	6%

Total	432	$157,197	100%	16,971,838	100%

(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2) Includes leases related to our 459,455 square foot master lease.

(3) Represents leases expiring from 2021 through 2022.

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

Stockholder Information

As of March 29, 2011, we had approximately 186.8 million shares of common stock outstanding held by a total of approximately 42,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, we estimate the value of our common shares as $7.32 per share as of December 31, 2010. This estimated value per share is based solely on our board of directors’ approval on December 2, 2010 of an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010.

The estimated value per share was based upon the recommendation and valuation of our advisor. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to U.S. generally accepted accounting principles (“GAAP”). Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

The estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K filed with the SEC on December 10, 2010.

The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.

We expect to engage our advisor and/or independent valuation firm to update the estimated value per share on an annual basis, though we may wait up to 18 months to update the estimated value per share.

Distribution Information

We intend to authorize and declare distributions based on daily record dates that will be paid on a monthly basis. We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ending December 31, 2006. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2009 and 2010, we declared distributions based on daily record dates for each day during the period commencing January 1, 2009 through December 31, 2010. Distributions for all record dates of a given month are paid approximately 15 days after month-end. Distributions declared during 2009 and 2010, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$23,324	$23,777	$24,231	$24,429	$95,761
Total Per Share Distribution	$0.129	$0.131	$0.132	$0.133	$0.525
Annualized Rate Based on
Purchase Price of $10.00 Per Share	5.25%	5.25%	5.25%	5.25%	5.25%

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$30,625	$30,904	$23,609	$23,673	$108,811
Total Per Share Distribution	$0.172	$0.175	$0.132	$0.133	$0.612
Annualized Rate Based on
Purchase Price of $10.00 Per Share	7.00%	7.00%	5.25%	5.25%	6.13%

The tax composition of our distributions declared for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Ordinary Income	0%	53%
Capital Gain	4%	0%
Return of Capital	96%	47%

Total	100%	100%

Generally, we pay, and in the future expect to pay, distributions from our cash flow from operations, principal repayments on our real estate loans receivable, proceeds from asset sales and funds available under our revolving credit facility. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of our Funds from Operations (as defined in our advisory agreement) for the same period. We agreed with our advisor that our advisor would not extend the agreement to advance funds for distribution record dates after August 31, 2010. We are only obligated to reimburse our advisor for these advances if and to the extent that our cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest accrues on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. Through March 31, 2011, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007.

In addition to the advances to us from our advisor in the amount of $1.6 million, at December 31, 2010, we have incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor only upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition as defined in the advisory agreement; beginning in April 2010, our operations did not meet the Funds from Operations condition as defined in the advisory agreement. Although performance fees of $5.4 million have been incurred as of December 31, 2010, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. A decline in the occupancy of our portfolio and increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, have resulted in lower current cash flow. Tenant specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.3% as of December 31, 2010. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases to distributions in future periods to preserve capital necessary to maintain our investment portfolio.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

On November 5, 2010, our board of directors declared distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which we paid on February 15, 2011. On January 21, 2011, our board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which we paid on March 15, 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which we expect to pay in April 2011. On March 28, 2011, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which we expect to pay in May 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share or a 7.17% annualized rate based on shares purchased under our dividend reinvestment plan at the current price per share of $7.32.

Equity Compensation Plan

We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards have been granted under the plan as of March 31, 2011. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.

Unregistered Sales of Equity Securities

During the year ended December 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

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

The only redemptions we made under the share redemption program in 2010 were those that qualified as, and met the requirements for, special redemptions under the share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2010, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program. On December 10, 2010, we announced that, based on 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we do not expect to have funds available for the redemption program in 2011. Our board of directors will revisit its determination if circumstances change during the year.

In accordance with our share redemption program, once we establish an estimated value per share, the redemption price for all stockholders is equal to the estimated value per share. On November 20, 2009, our board of directors approved an estimated value per share of our common stock of $7.17 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2009. As such, the redemption price for all stockholders whose shares were eligible for redemption was $7.17 per share for redemption dates from January 2010 through November 2010. On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. Effective for the December 2010 redemption date and until the estimated value per share is updated, the redemption price for all stockholders is $7.32 per share. We currently expect to update our estimated value per share within 12 to 18 months of September 30, 2010.

During the year ended December 31, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	33,037	$7.17	(2)	(3)
February 2010	39,724	$7.17	(2)	(3)
March 2010	57,421	$7.17	(2)	(3)
April 2010	59,196	$7.17	(2)	(3)
May 2010	45,904	$7.17	(2)	(3)
June 2010	86,787	$7.17	(2)	(3)
July 2010	47,930	$7.17	(2)	(3)
August 2010	42,375	$7.17	(2)	(3)
September 2010	83,720	$7.17	(2)	(3)
October 2010	32,134	$7.17	(2)	(3)
November 2010	33,144	$7.17	(2)	(3)
December 2010	29,553	$7.32	(2)	(3)

Total	590,925

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

(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share. On November 20, 2009, our board of directors approved an estimated value per share of our common stock of $7.17 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2009. As such, the redemption price for all stockholders whose shares were eligible for redemption was $7.17 per share for redemption dates from January 2010 through November 2010. On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. Effective for the December 2010 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.32 per share. We currently expect to update our estimated value per share within 12 to 18 months of September 30, 2010.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

In addition to the redemptions under the share redemption program described above, during the year ended December 31, 2010, we repurchased 950 shares of our common stock at $7.17 per share for an aggregate price of $6,812.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2010	2009	2008	2007	2006
Balance sheet data
Total real estate and real estate-related investments, net	$2,204,198	$2,507,327	$2,807,768	$1,680,777	$228,019
Total assets	2,433,390	2,640,011	2,928,550	1,816,494	283,152
Notes payable	1,479,015	1,504,720	1,499,806	1,008,564	179,750
Total liabilities	1,548,506	1,590,650	1,605,451	1,077,179	189,127
Redeemable common stock	45,382	56,741	55,907	14,645	369
Total KBS Real Estate
Investment Trust, Inc. stockholders’ equity	861,838	987,833	1,255,141	706,440	93,656

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Operating data
Total revenues	$244,557	$276,416	$274,201	$92,402	$5,502
Net loss attributable to common stockholders	(90,352)	(182,966)	(120,627)	(7,198)	(2,571)
Net loss per common share - basic and diluted	$(0.50)	$(1.03)	$(0.81)	$(0.15)	$(1.37)

Other data
Cash flows provided by operations	$53,388	$99,738	$115,178	$43,982	$326
Cash flows provided by (used in) investing activities	166,931	1,358	(1,340,848)	(1,498,999)	(228,418)
Cash flows (used in) provided by financing activities	(123,840)	(91,306)	1,203,972	1,473,600	276,646

Distributions declared	95,761	108,811	104,264	32,862	1,286

Distributions declared per common share (1)	0.525	0.612	0.702	0.700	0.320

Weighted-average number of common shares outstanding, basic and diluted	182,437,352	177,959,297	148,539,558	46,973,602	1,876,583

Reconciliation of funds from operations (2)
Net loss attributable to common stockholders	$(90,352)	$(182,966)	$(120,627)	$(7,198)	$(2,571)
Depreciation of real estate assets	42,652	40,805	32,940	13,427	1,365
Depreciation of real estate assets - discontinued operations	484	900	665	608	76
Amortization of lease-related costs	37,015	77,231	62,335	27,617	939
Amortization of lease-related costs - discontinued operations	522	1,375	1,081	1,264	158
Gain on sales of foreclosed real estate held for sale	(2,011)	—	—	—	—
Gain on sale of real estate, net	(5,646)	—	—	—	—
Noncontrolling interest - consolidated entity (3)	(3,008)	(8,183)	(6,711)	(3,231)	—

FFO	$(20,344)	$(70,838)	$(30,317)	$32,487	$(33)

(1) Distributions declared per common share assumes each share was issued and outstanding each day from July 18, 2006 through the last day of the period presented. Distributions for the period from July 18, 2006 through June 30, 2009 are based on daily record dates and calculated at a rate of $0.0019178 per share per day. Distributions for the period from July 1, 2009 through December 31, 2010 are based on daily record dates and calculated at a rate of $0.00143836 per share per day.

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

(3) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $1.8 million, $2.0 million, $2.0 million and $0.7 million, respectively, in 2010, 2009, 2008 and 2007. Its share of amortization of lease-related costs was $1.2 million, $6.2 million, $4.7 million and $2.5 million, respectively, in 2010, 2009, 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”

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

On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We continue to issue shares of common stock under our dividend reinvestment plan. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and, as of December 31, 2010, we had sold 20,240,652 shares under our dividend reinvestment plan for gross offering proceeds of $176.1 million.

As of December 31, 2010, we owned 63 real estate properties, one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of December 31, 2010, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which 11 condominium units, two retail spaces and parking spaces were held for sale.

Our focus in 2011 is to manage our existing portfolio. To the extent we receive proceeds from the repayment of real estate-related investments or the sale of a property in 2011, we expect to retain these funds for liquidity purposes, but may use a portion of the funds to make additional investments or to pay distributions to our stockholders.

Market Outlook – Real Estate and Real Estate Finance Markets

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the national and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Despite improved stock market performance and positive economic indicators, a lack of job creation, low consumer confidence and a growing federal budget deficit temper the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Over the past several months, the U.S. commercial real estate industry has experienced a slow-down in the deterioration of fundamental benchmarks. However, the general economic conditions continue to create a highly competitive leasing environment which impacts our investments in real estate properties, as well as the collateral securing a majority of our real estate-related investments. If these challenging economic conditions persist or if recovery is slower than expected, our liquidity and financial condition (as well as the liquidity and financial condition of our tenants and borrowers) may be adversely affected. For further discussion of current market conditions, see Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets.”

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

Impact on Our Real Estate-Related Investments

Nearly all of our real estate-related investments are either directly secured by commercial real estate (e.g., first trust deeds or mortgages) or secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments in general have been impacted by the same factors impacting our real estate investments. In particular, our investments in mezzanine loans and B-Notes have been impacted to a greater degree as current valuations for buildings directly or indirectly securing our investment positions have likely decreased from the date of our acquisition or origination of these investments. In such instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the performance of collateral directly or indirectly securing our loan investments, and therefore, have impacted the ability of some borrowers under our loans to make contractual interest payments to us. For the year ended December 31, 2010, we recorded a provision for loan losses of $11.0 million, which was comprised of $16.9 million calculated on an asset-specific basis, offset by a reduction of $5.9 million to our portfolio-based reserve.

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves and loans under which we have foreclosed or otherwise taken title to the property subsequent to December 31, 2010, we have investments with book values totaling $561.7 million maturing within the next 12 months. For additional information, see the discussion of our investment in the GKK Mezzanine Loan below under “ — Contractual Commitments and Contingencies.” We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $491.3 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $152.7 million.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows on our properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will meet or otherwise be permitted to extend the maturity of our current loan agreements, we can give no assurance in this regard. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $310.6 million of debt obligations maturing during the 12 months ending December 31, 2011. For additional information, see the discussion of our repurchase agreements related to the GKK Mezzanine Loan below under “ — Contractual Commitments and Contingencies.” We have a total of $557.5 million of fixed rate notes payable and $921.5 million of variable rate notes payable and repurchase agreements; of the $921.5 million of variable rate notes payable and repurchase agreements, $164.7 million are effectively fixed through interest rate swaps and $439.5 million are subject to interest rate caps.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are for the payment of operating expenses, capital expenditures, general and administrative expenses, substantial pay down of debt obligations in order to refinance loans with near term maturities and distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from our initial public offering, which closed in 2008;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Cash flow generated by our real estate operations and real estate-related investments;

•	Proceeds from the sales of real estate;

•	Principal repayments on our real estate loans receivable; and

•	Debt financings, including mortgage loans, repurchase agreements and credit facilities.

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

We expect to use a significant portion of our cash flows from operations and principal repayments on our real estate loans receivable and/or proceeds from asset sales to pay dividends. Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2010, our real estate portfolio was 82% occupied and our bad debt reserve was less than 1% of annualized base rent. As of December 31, 2010, we had nine tenants with rent balances outstanding for over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of December 31, 2010, three of the 11 borrowers under our real estate loans receivable were delinquent. As a result of these factors and the factors discussed in Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” we may experience declines in future cash flows from real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets.

We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; the repayment of debt; and the repurchase of shares under our share redemption program. During the second half of 2009 and throughout 2010, the participation in our dividend reinvestment plan decreased in comparison to 2008. Further reductions in participation under the dividend reinvestment plan could adversely impact our ability to meet our capital needs. Based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have announced that we do not expect to have funds available for the share redemption program in 2011.

For the year ended December 31, 2010, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments, cash on hand, the sale of real estate and repayments of real estate loans receivable. We believe that our cash flow from operations, expected proceeds from our dividend reinvestment plan, principal repayments on our real estate loans receivable, potential proceeds from the sale of assets and availability under our revolving credit facility will be sufficient to meet our liquidity needs for the upcoming year. For additional information regarding our cash needs during 2011, see the discussion of our repurchase agreements secured by our investment in the GKK Mezzanine Loan and the mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture below under “ — Contractual Commitments and Contingencies.”

Cash Flows from Operating Activities

As of December 31, 2010, we owned 63 real estate properties, one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. During the year ended December 31, 2010, net cash provided by operating activities was $53.4 million, compared to $99.7 million of net cash provided by operating activities during the year ended December 31, 2009. Net cash from operations decreased in 2010 primarily as a result of a $13.1 million decrease in contractual interest income from our non-performing real estate loans receivable and payoff of a note receivable and a decrease of $17.7 million in rental income and tenant reimbursements due to a combination of lower occupancy, increased lease concessions, reduced rental rates and the sale of two real estate properties.

Cash Flows from Investing Activities

Net cash provided by investing activities was $166.9 million for the year ended December 31, 2010. The sources and uses of cash from investing activities were as follows:

•	$71.1 million of cash provided from the sale of real estate;

•	$70.8 million of cash provided by principal repayments on real estate loans receivable;

•	$44.8 million of cash provided from the sale of foreclosed real estate held for sale;

•	$20.8 million of cash used for additions to real estate;

•	$4.1 million of cash provided from the foreclosure of a real estate loan receivable;

•	$4.1 million of cash used for advances on real estate loans receivable;

•	$3.5 million of cash provided by extension fees related to real estate loans receivables; and

•	$2.5 million of cash used to increase the restricted cash held to pay for future additions to real estate per the terms of a loan agreement.

Cash Flows from Financing Activities

Net cash used in financing activities was $123.8 million for the year ended December 31, 2010. The significant uses of cash for financing activities were as follows:

•

$66.1 million of net cash used for repayment of debt and other financings as a result of $107.9 million of principal payments on notes payable and repurchase agreements and $1.2 million of payments for related financing costs, partially offset by proceeds from notes payable of $43.0 million;

•	$49.0 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $46.5 million;

•	$4.2 million of cash used for redemptions of common stock and $1.2 million of cash used for payments of commissions on stock sales; and

•	$3.2 million of distributions paid to the noncontrolling interest holder of our joint venture investment in the National Industrial Portfolio.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $310.6 million of debt maturing during the 12 months ending December 31, 2011. Although we believe that we will meet or otherwise be permitted to extend the terms of our current loan agreements, we can give no assurance that we will meet or otherwise be permitted to extend these loans. We have a total of $557.5 million of fixed rate notes payable and $921.5 million of variable rate notes payable and repurchase agreements; of the $921.5 million of variable rate notes payable and repurchase agreements, interest rates on $164.7 million of these notes were effectively fixed through interest rate swaps and interest rates on $439.5 million of these notes were subject to interest rate caps. In addition, we have variable rate loans receivable with total aggregate outstanding principal balances of $493.6 million that, when interest rate indices such as LIBOR increase, provide income to partially offset increases in interest expense on variable rate debt. As discussed above, during the last three years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. We have a total of $756.8 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates, which fluctuations may be partially offset by interest rate caps in place on $439.5 million of notes payable. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.

As of December 31, 2010, we had two repurchase agreements totaling $270.9 million secured by our investment in the GKK Mezzanine Loan. KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. As of December 31, 2010, the outstanding principal balance of the GKK Mezzanine Loan was $458.6 million. The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are certain wholly owned subsidiaries of Gramercy (collectively, the “GKK Borrower”). Prior to the extensions discussed below, the maturity date of the GKK Mezzanine Loan was March 11, 2011 and the maturity dates of the repurchase agreements were March 9, 2011.

On March 11, 2011 and on March 13, 2011, we, through wholly owned subsidiaries, and the GKK Borrower entered into agreements to extend the maturity date of the GKK Mezzanine Loan to April 15, 2011, respectively. These extension agreements also extended the maturity dates of the mortgage loan (the “Mortgage Loan”) and the junior mezzanine loan (the “Junior Mezzanine Loan”) related to Gramercy’s realty portfolio to April 15, 2011. We have no ownership interest in either the Mortgage Loan or the Junior Mezzanine Loan. As part of the GKK extension agreements, Gramercy agreed to pay $3.5 million in the aggregate on March 14, 2011 for amounts that may be due and payable by it under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan and for costs and expenses the GKK Borrower or the borrowers under the Mortgage Loan or Junior Mezzanine Loan are otherwise responsible to pay. The extension agreements provide that as of March 12, 2011 interest will accrue on the mezzanine loan at a rate equal to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.2%. Notwithstanding anything contained in the extension agreements to the contrary, in the event that the GKK Borrower or the borrowers under the Mortgage Loan or Junior Mezzanine Loan fail to pay invoices related to the Gramercy realty portfolio and the related assets when such invoices become due, then we, the Mortgage Loan lenders and the Junior Mezzanine Loan lenders may give notice, at our discretion, that a termination event has occurred under the extension agreements and, upon such notice, the maturity date under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan shall be deemed to have occurred. The purposes of these extension agreements with the GKK Borrower and the borrowers under the Mortgage Loan and Junior Mezzanine Loan are to consider proposals regarding long-term extensions of the loans and to explore strategic alternatives with respect to the investment. We can give no assurance as to the outcome of any of these negotiations.

On March 9, 2011 and March 13, 2011, our subsidiaries that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) entered into agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement to April 8, 2011 and, upon the satisfaction of certain conditions in the GKK extension agreements (referenced above), to April 22, 2011. As part of the extensions of the repurchase agreements, we paid $5.0 million in the aggregate to the repurchase agreement lenders and paid an additional $5.0 million in the aggregate to the repurchase agreement lenders on March 22, 2011. Of the initial $5.0 million paid to the lenders, approximately $4.1 million will be used for the reduction of the principal balance under the repurchase agreements. Under the terms of the extensions to the repurchase agreements, KBS GKK and the lenders generally agreed not to exercise any rights under the GKK Mezzanine Loan agreements without the others’ prior written consent, except the lenders have the right to exercise our voting and consent rights (without our consent) in the event of any bankruptcy, act of insolvency or similar proceeding with respect to the GKK Borrower under the GKK Mezzanine Loan or any borrower under the Mortgage Loan or Junior Mezzanine Loan, or should any action occur with respect to which the lenders, in their sole determination, deem it necessary or advisable to avoid or otherwise address an actual or potential material adverse effect on the value of the real estate assets owned by the subsidiaries of the GKK Borrower under the GKK Mezzanine Loan. Additionally, to the extent KBS GKK or any of its affiliates acquire the equity in the GKK Borrower or any of its subsidiaries, or acquire any rights to exercise any vote or action in connection with such equity, KBS GKK agreed not to exercise such rights without the repurchase agreement lenders’ prior written consent. KBS GKK further agreed that any proceeds from the GKK Mezzanine Loan, including the equity in the GKK Borrower or any of its subsidiaries, shall be delivered to the repurchase agreement lenders as additional collateral under the repurchase agreements. From and after March 9, 2011, certain amounts owed by KBS GKK to the lenders under the repurchase agreements will accrue interest at an annual rate equal to the Federal Funds Rate plus 450 basis points. KBS GKK will pay to the lenders all amounts received by KBS GKK under the GKK Mezzanine Loan in excess of interest payments.

The extensions to the repurchase agreements were granted in anticipation of negotiations during the extension period among the parties regarding possible two-year extensions of the repurchase agreements. The possible two-year extensions would be conditioned on KBS GKK paying our lenders approximately $130 million (reduced by the payments made by KBS GKK under the extensions to the repurchase agreements). A portion of these payments would be used to pay costs and expenses and the remainder of these payments would be used to repay the outstanding principal balance under the repurchase agreements. However, we can give no assurance as to the ultimate outcome of these negotiations. Even if we are able to reach an agreement with our lenders to extend the repurchase agreements for two years, there is no assurance that we will be able to raise the capital necessary to pay the repurchase agreement lenders $130 million within the time period required. If we are unable to reach an agreement during the extension period, there is no guarantee that KBS GKK will be able to repay the outstanding amounts under the repurchase agreements, refinance the outstanding balance under the repurchase agreements with other lenders or otherwise renegotiate the terms of the repurchase agreements with the current lenders.

Should KBS GKK default under the repurchase agreements, we, as guarantor of the repurchase agreements, would be obligated to satisfy all obligations of KBS GKK under the repurchase agreements. In such instance, we may be required to make cash payments, attempt to obtain additional financing and/or pledge any or all of our real estate-related assets as additional collateral under the repurchase agreements. We may also be required to surrender to the repurchase agreement lenders our investment in the GKK Mezzanine Loan, which has an outstanding principal balance of $458.6 million as of March 9, 2011 and secures the repurchase agreements. Under the terms of the guaranty, the guarantor’s liability is primary, and KBS Real Estate Investment Trust, Inc. would be required to pay all amounts outstanding under the repurchase agreements. As of March 31, 2011, we do not have sufficient cash to repay the amounts outstanding under the repurchase agreements should the guaranty be called by the lenders. We may be forced to sell assets we would not otherwise wish to sell to meet the guaranty obligations; however, there can be no assurance that we would be able to liquidate assets to satisfy the guaranty.

The GKK Mezzanine Loan represents a significant investment to us that as of December 31, 2010 represented 19% of our total assets and 84% of our total investments in loans receivable, after loan loss reserves. During the year ended December 31, 2010, the GKK Mezzanine Loan provided 12% of our revenues and 67% of our interest income from loans receivable. As of December 31, 2010, we have not recorded an impairment charge related to our investment in the GKK Mezzanine Loan. Based on an analysis of the value of the assets securing the GKK Mezzanine Loan, we have concluded that our loan is fully secured by the collateral and no impairment is necessary as of December 31, 2010. We will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the GKK Borrower under the terms of the GKK Mezzanine Loan. There is no assurance that we will not realize an impairment charge related to this investment in the future and it is reasonably possible that as a result of receiving additional information related to the assets securing the GKK Mezzanine Loan or a change in other facts and circumstances that an impairment may be realized. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the GKK Borrower’s debt service obligations should the GKK Mezzanine Loan be further extended; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the GKK Borrower might rely on its parent company to fund any debt service shortfalls. In the event the GKK Borrower’s parent company was unable or unwilling to do so, the GKK Borrower might default under any extension to its loan.

In the event of defaults under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan (whether on the extended maturity date or a default related to a to be negotiated extension), the most junior lender could foreclose on the ownership interests of the junior borrower and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender elected not to foreclose on the ownership interests of the junior borrower, we could (subject to obtaining approval of the repurchase agreement lenders) foreclose on the membership interests of the GKK Borrowers and assume the more senior loans. Under such a scenario, we could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell some or all of the properties and repay the remaining loans. In some cases, if we were to foreclose on the membership interests of the GKK Borrower, we may need to obtain the consent of third party lenders to assume the debt placed on the properties owned by the subsidiaries of the GKK Borrower. We may not have the ability or willingness to operate the properties or assume the liabilities related to the properties. If we decide to operate the properties, we would need to extend the first priority liens on the properties beyond April 15, 2011 and we would need to repay or refinance the amounts outstanding under the repurchase agreements (discussed above) or renegotiate the terms of the repurchase agreements. There is no guarantee that the senior mortgage lenders and the repurchase agreement lenders would be willing to do so.

As of December 31, 2010, we had $439.5 million of mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture. Due to a decline in the operating performance of the National Industrial Portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that the we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture upon their fully-extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012.

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

As of December 31, 2010, we have $151.9 million of cash and cash equivalents and up to $29.5 million available under our revolving credit facility primarily to meet our operational and capital needs. To the extent not used for operations and capital needs, these amounts would be available to meet the requirements of the commitments discussed above.

As of December 31, 2010, our borrowings were approximately 59% and 62% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

The following is a summary of our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$1,479,015	$852,632	$377,241	$186,942	$62,200
Interest payments on outstanding debt obligations (2)	$99,232	$41,440	$44,162	$10,815	$2,815
Outstanding funding obligations under real estate loans receivable	$5,864	$5,864	$—	$—	$—
Other obligations (3)	$6,995	(3)	(3)	(3)	(3)

(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of December 31, 2010.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2010, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $55.0 million, excluding amortization of deferred financing costs totaling $2.4 million, during the year ended December 31, 2010.

(3) Represents the $1.6 million of outstanding advances from our advisor and $5.4 million of incurred but unpaid performance fees as of December 31, 2010. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.

Other Obligations

We have a contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for the payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. Pursuant to the advisory agreement with KBS Capital Advisors, we are only obligated to reimburse our advisor for these advances if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest accrues on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of real estate securities, or other similar charges.

In addition to the advances to us from our advisor in the amount of $1.6 million, at December 31, 2010, we have incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition as defined in the advisory agreement; beginning in April 2010, our operations did not meet the Funds from Operations condition as defined in the advisory agreement. Although performance fees of $5.4 million have been incurred as of December 31, 2010, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

Results of Operations

Overview

As of December 31, 2009, we owned 65 real estate properties, one master lease, 17 real estate loans receivable (seven of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. As of December 31, 2010, we had foreclosed on two properties underlying impaired loan investments, impaired one additional real estate loan receivable and received proceeds from a loan receivable pay-off. During 2010, we recognized an impairment charge on real estate related to 17 properties within the National Industrial Portfolio joint venture. We also sold one office property and one industrial property in June 2010 and October 2010, respectively, and accordingly, we classified both properties as discontinued operations for all periods presented in our consolidated financial statements. In addition, we have experienced a decline in the occupancy of our real estate properties from 90% as of December 31, 2009 to 82% as December 31, 2010. Our results of operations were affected by these factors during year ended December 31, 2010 and 2009 as discussed below.

Comparison of the year ended December 31, 2010 versus year ended December 31, 2009

The following table provides summary information about our results of operations for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	For the Year Ended
	December 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
Rental income	$166,587	$177,349	$(10,762)	(6%)
Tenant reimbursements	29,405	36,295	(6,890)	(19%)
Interest income from real estate loans receivable	42,321	56,161	(13,840)	(25%)
Interest income from real estate securities	3,090	3,507	(417)	(12%)
Parking revenues and other operating income	3,154	3,104	50	2%
Property operating, maintenance, and management costs	45,415	47,549	(2,134)	(4%)
Real estate taxes, property-related taxes, and insurance	28,479	27,186	1,293	5%
Asset management fees to affiliate	19,220	21,812	(2,592)	(12%)
General and administrative expenses	8,382	7,623	759	10%
Depreciation and amortization expense	79,667	118,036	(38,369)	(33%)
Interest expense	58,174	59,887	(1,713)	(3%)
Impairment charge on real estate	123,453	—	123,453	100%
Provision for loan losses	11,046	178,813	(167,767)	(94%)
Other-than-temporary impairment of real estate securities	—	5,067	(5,067)	(100%)
Gain on sale of foreclosed real estate held for sale	2,011	—	2,011	100%
Income from unconsolidated joint venture	7,701	4,038	3,663	91%
Other interest income	191	207	(16)	(8%)
Loss on derivative instruments	—	(8)	8	(100%)
Gain on sale of real estate, net	5,646	—	5,646	100%

The $10.8 million decrease in rental income primarily relates to lower occupancy, a net decrease in amortization of below-market in-place leases and lower rental rates and high lease concessions for new and renewing tenants and as a result of lease renewals, partially offset by an increase in lease termination fees. Our rental income will vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. Occupancy decreased from 90% at December 31, 2009 to 82% at December 31, 2010. While we would generally expect rental income to increase over the long-term, the current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.

The $6.9 million decrease in tenant reimbursements was primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower recovery of operating expenses caused by the reset of tenant base years (as a result of new tenants and lease renewals) and lower reimbursable utility expenses and property taxes for certain properties. Our tenant reimbursements will vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over the long-term, the current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements, especially in the short-term. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

The $13.8 million decrease in interest income from loans receivable was primarily due to the following:

•

A decrease of $6.9 million related to the Arden Portfolio Mezzanine Loans was due to the fact that we released the borrowers under this investment from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans on July 8, 2009; revenues generated by this investment are now recognized as income from unconsolidated joint venture, discussed below.

•

A decrease of $2.6 million related to the 18301 Von Karman Loans consisted of a decrease of $2.2 million in contractual interest income and a decrease of $0.4 million in amortization of purchase discounts. We gained control of the property securing the 18301 Von Karman Loans on October 6, 2009 as a result of receiving a deed-in-lieu of foreclosure; revenues generated and expenses incurred by this investment were recognized in our real estate operations until we sold the property on June 30, 2010.

•	A decrease of $2.1 million related to the 55 East Monroe Mezzanine Loan Origination was a result of the pay-off of the loan on September 9, 2010.

•

A decrease of $1.9 million related to the Tribeca Loans was a result of ceasing recognition of revenue on the First and Second Tribeca Mezzanine Loans during the second quarter of 2009. In addition, the borrowers under the Tribeca Loans defaulted and we foreclosed on the project on February 19, 2010.

•

A decrease of $1.2 million, of which $0.6 million related to the restructuring of the Sandmar Mezzanine Loan during the third quarter of 2009 and another $0.6 million related to the Artisan Multifamily Portfolio Mezzanine Loan as a result of the borrower ceasing to make payments during the third quarter of 2010. Subsequent to December 31, 2010, the first mortgage lender foreclosed on the properties secured by the Artisan Multifamily Mezzanine Loan.

•

A net increase of $1.2 million related to the GKK Mezzanine Loan was primarily due to the amortization of the fee paid by the borrower to extend this loan to March 2011, partially offset by a decrease in interest income due to the $12.8 million decrease in the principal balance from December 31, 2009 to December 31, 2010 due to principal pay downs on the loan from partial sales of the underlying collateral.

•

A decrease of $0.7 million related to the 2600 Michelson Mezzanine Loan consisted of a decrease of $0.6 million in contractual interest income due to the impairment of this loan in the second quarter of 2009 and a decrease of $0.1 million in amortization of purchase discount.

•

A decrease of $0.1 million related to the 200 Professional Drive Loan Origination was a result of ceasing recognition of revenue during the first quarter of 2009. In December 2010, we foreclosed on the 200 Professional Drive Loan Origination and received $4.1 million upon the sale of the property.

•	An increase of $0.3 million related to the 11 South LaSalle Loan was due to an increase in the principal balance of $3.6 million from December 31, 2009 to December 31, 2010.

Interest income from real estate loans receivable in future periods compared to historical periods will be impacted by fluctuations in LIBOR to the extent we have variable rate loans and by the ability of borrowers under the real estate loans receivable scheduled to mature during the next year to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $561.7 million maturing within a year from December 31, 2010. For additional information, see the discussion of our investment in the GKK Mezzanine Loan under “ — Contractual Commitments and Contingencies.”

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

The $0.4 million decrease in interest income from real estate securities is primarily due to a decrease in accretion on our fixed rate securities as a result of a change in our cash flow estimates for these securities beginning in April 2009.

The $2.1 million decrease in property operating, maintenance, and management costs is due to a decrease in utility expenses as a result of lower occupancy, lower utility rates, conservation efforts and utility credits recognized during the year ended December 31, 2010. The decrease also relates to a reversal of part of our bad debt reserve taken in 2009 as a result of settlement and renegotiation with a tenant in bankruptcy in 2010.

The $1.3 million increase in real estate taxes, property-related taxes, and insurance was due to tax abatements in 2009 for several of our real estate properties, which were not received in 2010. In addition, the increase also relates to vacancies in several formerly triple-net leased buildings as property taxes previously paid directly by the tenants were incurred by us in 2010. This increase is partially offset by property tax refunds as a result of tax assessment appeals during the year ended December 31, 2010.

The $2.6 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation beginning in the fourth quarter of 2009, a decrease in asset management fees relating to the National Industrial Portfolio joint venture because our portfolio did not meet certain thresholds required for the advisor to earn the performance fee beginning in April 2010 and a reduction in the outstanding principal balance of the GKK Mezzanine Loan, as a result of principal repayments on the loan.

The $0.8 million increase in general and administrative expenses primarily relates to higher legal fees incurred for various transaction consultations. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

The $38.4 million decrease in depreciation and amortization expense is primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations and accelerated depreciation and amortization for early lease terminations or renewals during the year ended December 31, 2010. In addition, as of June 30, 2010, we recorded an impairment charge with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values, and at that time, we reduced the amount of ongoing depreciation and amortization expense recognized, based on the adjusted carrying value of these properties.

The $1.7 million decrease in interest expense is due to a decrease in interest expense under floating rate notes payable and repurchase agreements as a result of decreases in LIBOR. One-month LIBOR averaged 0.33% during the year ended December 31, 2009 and averaged 0.27% during the year ended December 31, 2010. The decrease also relates to a decrease in amortization of deferred financing costs for mortgage and mezzanine loans outstanding on the National Industrial Portfolio joint venture. The original maturity of these loans was August 2009. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future.

During the year ended December 31, 2010, we recognized an impairment charge on real estate of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture. We hold an 80% membership interest in the joint venture and consolidate the joint venture in our financial statements. This joint venture, which we refer to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with respect to another industrial property. As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that the we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.5 million including amount for noncontrolling interest of $87.9 million) and the carrying value of the collateral at that time (currently $320.7 million including amount for noncontrolling interest of $64.1 million). We did not recognize any impairment charge on real estate during the year ended December 31, 2009.

The provision for loan losses for the year ended December 31, 2010 decreased by $167.8 million compared to the year ended December 31, 2009 as a result of the $208.8 million provision for loan losses related to the 200 Professional Drive Loan Origination, the Tribeca Mezzanine Loans, the 18301 Von Karman Loans, the Arden Portfolio Mezzanine Loans, the 2600 Michelson Mezzanine Loan and Sandmar Mezzanine Loan recorded during the year ended December 31, 2009 as compared to the $16.9 million provision for loan losses related to the Artisan Multifamily Portfolio Mezzanine Loan during the year ended December 31, 2010. This was offset by a reduction of $5.9 million and $30.0 million in our provision for portfolio-based loan losses during the years ended December 31, 2010 and 2009, respectively.

We did not recognize any other-than-temporary impairments during the year ended December 31, 2010. We recognized other-than-temporary impairments related to real estate securities of $5.1 million during the year ended December 31, 2009, which related to our investment in fixed rate securities. Since April 1, 2009, as a result of adopting a new accounting principle, we are required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on our real estate securities that we do not intend to sell and where it is not likely that we will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The credit component of any such other-than-temporary impairments is charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).

We recognized a gain of $2.0 million on the sales of foreclosed real estate held for sale. During the year ended December 31, 2010, we sold 16 condominium units of the Tribeca Buildings.

We recognized $7.7 million and $4.0 million in income from an unconsolidated joint venture related to the Arden Portfolio for the year ended December 31, 2010 and 2009, respectively. On July 8, 2009, we released the borrowers under the Arden Portfolio Mezzanine Loans and received preferred membership interests in an unconsolidated joint venture that indirectly owns the properties that served as the collateral for these loans. Although there was no income from the unconsolidated joint venture until July 8, 2009, we recognized $6.9 million of interest income from the real estate loans receivable relating to the Arden Portfolio Mezzanine Loans during the year ended December 31, 2009.

We recognized a gain on sale of real estate of $5.6 million related to the disposition of the 18301 Von Karman Building and Southpark Commerce Center II Buildings during the year ended December 31, 2010. We did not dispose of any real estate during the year ended December 31, 2009.

Comparison of the year ended December 31, 2009 versus year ended December 31, 2008

The following table provides summary information about our results of operations for the years ended December 31, 2009 and 2008 (dollar amounts in thousands):

	For the Year Ended December 31,		Increase	Percentage	Increase (Decrease) Due to Acquisitions/	Increase (Decrease) From Properties Held Throughout Both
	2009	2008	(Decrease)	Change	Originations (1)	Periods (2)
Rental income	$177,349	$156,503	$20,846	13%	$26,592	$(5,746)
Tenant reimbursements	36,295	36,534	(239)	(1%)	3,498	(3,737)
Interest income from real estate loans receivable	56,161	73,933	(17,772)	(24%)	(1,921)	(15,851)
Interest income from real estate securities	3,507	4,623	(1,116)	(24%)	131	(1,247)
Property operating, maintenance, and management costs	47,549	37,626	9,923	26%	6,815	3,108
Real estate taxes, property-related taxes, and insurance	27,186	25,351	1,835	7%	3,028	(1,193)
Asset management fees to affiliate	21,812	17,289	4,523	26%	4,728	(205)
General and administrative expenses	7,623	5,188	2,435	47%	n/a	n/a
Depreciation and amortization	118,036	95,275	22,761	24%	13,858	8,903
Interest expense	59,887	67,256	(7,369)	(11%)	5,867	(13,236)
Provision for loan losses	178,813	104,000	74,813	72%	n/a	n/a
Other-than-temporary impairment of real estate securities	5,067	50,079	(45,012)	(90%)	n/a	n/a
Income from unconsolidated joint venture	4,038	—	4,038	100%	4,038	—

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

The $20.8 million net increase in rental income was primarily due to an increase of $26.6 million from properties acquired after January 1, 2008, partially offset by a decrease of $5.8 million from properties owned for the entirety of both periods. The $5.8 million decrease primarily relates to lower occupancy and a decrease in net amortization of below-market in-place leases.

The $0.2 million net decrease in tenant reimbursements was primarily due to a $3.7 million decrease relating to properties owned for the entirety of both periods offset by an increase of $3.5 million from properties acquired after January 1, 2008. The decrease of $3.7 million is due primarily to lower recovery of operating expenses caused by both the reset of tenant base years (as a result of tenant rollover and lease renewals) and lower recoverable property tax expenses (as a result of 2008 property tax reassessments).

The $17.8 million net decrease in interest income from loans receivable was primarily due to a $15.9 million decrease relating to loans receivable held for the entirety of both periods and a decrease of $1.9 million from real estate loans receivable acquired or originated after January 1, 2008. The $15.9 million decrease is primarily due to the following: a decrease of $4.8 million related to the Petra Subordinated Loans, which became delinquent in November 2008 and were determined to be impaired as of December 31, 2008; a decrease of $0.6 million related to 200 Professional Drive Loan Origination, which was determined to be impaired as of March 31, 2009; a decrease of $9.3 million related to the Tribeca Mezzanine Loans which were determined to be impaired as of June 30, 2009; and a $0.8 million decrease related to Artisan Multifamily Portfolio Mezzanine Loans, which is primarily related to a decrease of loan discount accretion. The $1.9 million decrease is comprised primarily of an $18.5 million decrease related to our investment in the Arden Portfolio Mezzanine Loans and a $1.0 million decrease related to our investment in the 18301 Von Karman Loans, partially offset by an increase of $17.8 million as a result of holding our investments in the GKK Mezzanine Loan, 55 East Monroe Mezzanine Loan Origination and San Antonio Business Park Mortgage Loan for the entirety of 2009. The $18.5 million decrease related to the Arden Portfolio Mezzanine Loans is a result of the expiration of interest rate floors on these variable rate loans, decreases in LIBOR and the recharacterization of income beginning in July 2009 due to the fact that we released the borrowers under this investment from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The $1.0 million decrease related to the 18301 Von Karman Loans was due to the fact that we ceased accreting the purchase discount on these loans to interest income during the three months ended June 30, 2009 and stopped earning interest income as a result of receiving a deed-in-lieu of foreclosure and gaining control over the property on October 6, 2009.

During the year ended December 31, 2009, we recognized $12.7 million of interest income related to our impaired loans. The following is a summary of our impaired loans:

•

Two subordinated debt loans in Petra Fund REIT Corp (“Petra”) totaling $50.0 million were fully reserved as of December 31, 2008 based on the value of Petra’s assets and its access to capital. We did not receive or recognize interest income from Petra during the year ended December 31, 2009 and have not received further interest income or principal repayment as of December 31, 2010.

•

The borrower on the 200 Professional Drive Loan Origination, which had a face value of $9.3 million, failed to make its debt service payments in March 2009 and did not make any future debt service payments. As a result, we placed this loan on non-accrual status and determined it was impaired as of March 31, 2009.

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

•

Throughout 2009, we entered into various amendments and modifications to the Tribeca Mezzanine Loans. Subsequent to December 31, 2009, the borrower under these loans defaulted and we foreclosed on this project by exercising our right to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan pursuant to the Second Tribeca Mezzanine Loan documents. As a result of the assignment in lieu of foreclosure, as of December 31, 2009 we valued our investments in the Tribeca Loans at their aggregate fair values of $38.1 million.

•

Due to difficulty leasing up the property, the borrower under the 18301 Von Karman Loans failed to make its debt service payment due July 1, 2009, and the borrower did not have sufficient debt service or capital reserves to meet its future debt service obligations. Based on this, we determined this loan was impaired as of June 30, 2009 and recorded a loan loss provision to reduce our investment to the estimated fair value of the collateral. On October 6, 2009, we received a deed-in-lieu of foreclosure on the collateral under this loan.

•

Due to difficulty leasing the property, the borrower under the 2600 Michelson Mezzanine Loan missed its debt service payment due August 11, 2009 and indicated that it did not intend to make any future debt service payments under the loan. Consequently, we did not expect to receive further interest income or principal repayment of this loan. Based on this, we determined this loan was impaired as of June 30, 2009 and recorded a loan loss provision to reduce our investment to $0, which is the estimated fair value of the collateral.

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

The $9.9 million increase in property operating, maintenance and management costs was primarily due to an increase of $6.8 million as a result of the growth in our real estate portfolio during 2008 and an increase of $3.1 million due to an increase of repairs and maintenance, bad debt expense, and other operating expenses related to properties owned for the entirety of both periods.

The $1.8 million increase in real estate and other property-related taxes and insurance was primarily due to an increase of $3.0 million from properties acquired after January 1, 2008, partially offset by a decrease of $1.2 million relating to properties owned for the entirety of both periods (as a result of property tax reassessments).

The $4.5 million increase in asset management fees for the year ended December 31, 2009 was primarily due to the growth in our investment portfolio during 2008.

The $2.4 million increase in general and administrative expenses is primarily due to increased costs related to the general growth of our company and growth of our investment portfolio. These general and administrative expenses consisted primarily of legal fees, audit fees, state and local income taxes and other professional fees.

The $22.8 million increase in depreciation and amortization is primarily due to an increase of $13.9 million from properties acquired after January 1, 2008 and an increase of $8.9 million from properties owned for the entirety of both periods due to accelerated depreciation and amortization for early lease terminations or renewals.

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

The provision for loan losses for the year ended December 31, 2009 increased by $74.8 million from the year ended December 31, 2008 primarily due to the determination that the 200 Professional Drive Loan Origination was impaired as of March 31, 2009; the determination that the Tribeca Mezzanine Loans, 18301 Von Karman Loans, Arden Portfolio Mezzanine Loans and 2600 Michelson Mezzanine Loan were impaired as of June 30, 2009; and the determination that the Sandmar Mezzanine Loan was impaired as of September 30, 2009.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees, and organization and other offering costs incurred by us in the offering exceed 15% of our gross offering proceeds. Our advisor and its affiliates have incurred organization and offering costs (excluding selling commissions and dealer manager fees) on our behalf of approximately $16.8 million through December 31, 2010; all such amounts have been reimbursed as of December 31, 2010. Such costs are only a liability to us to the extent selling commissions, dealer manager fees and organization and other offering costs do not exceed 15% of the gross proceeds of the offering. From commencement of our initial public offering through December 31, 2010, including shares sold through our dividend reinvestment plan, we had issued 191,350,146 shares for gross offering proceeds of $1.9 billion and recorded organization and other offering costs of $16.8 million and selling commissions and dealer manager fees of $158.9 million for a total of $175.7 million, or 10% of our gross offering proceeds.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Net loss attributable to common stockholders	$(90,352)	$(182,966)	$(120,627)
Add:
Depreciation of real estate assets	42,652	40,805	32,940
Depreciation of real estate assets - discontinued operations	484	900	665
Amortization of lease-related costs	37,015	77,231	62,335
Amortization of lease-related costs - discontinued operations	522	1,375	1,081
Deduct:
Gain on sales of foreclosed real estate held for sale	(2,011)	—	—
Gain on sale of real estate, net	(5,646)	—	—
Adjustments for noncontrolling interest - consolidated entity (1)	(3,008)	(8,183)	(6,711)

FFO	$(20,344)	$(70,838)	$(30,317)

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $1.8 million, $2.0 million and $2.0 million, respectively, in 2010, 2009 and 2008. Its share of amortization of lease-related costs was $1.2 million, $6.2 million and $4.7 million, respectively, in 2010, 2009 and 2008.

Set forth below is additional information related to certain noncash items included in our net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing and financing cash activities.

Significant Noncash Items Included in Net Loss:

•

Impairment charge on real estate related to 17 properties within the National Industrial Portfolio joint venture of $98.8 million (net of adjustment for noncontrolling interest of $24.7 million) was recognized for the year ended December 31, 2010;

•	Provision for loan losses related to our real estate loans receivable was $11.0 million, $178.6 million and $104.0 million for the years ended December 31, 2010, 2009 and 2008, respectively;

•

Revenues in excess of actual cash received of approximately $2.6 million (net of adjustment for noncontrolling interest of $(12,000)) for the year ended December 31, 2010; $5.2 million (net of adjustment for noncontrolling interest of $0.8 million) for the year ended December 31, 2009; $5.7 million (net of adjustment for noncontrolling interest of $1.0 million) for the year ended December 31, 2008, as a result of amortization of above-market/below-market in-place leases;

•

Revenues in excess of actual cash received of $6.8 million (net of adjustment for noncontrolling interest of $0.1 million) for the year ended December 31, 2010; of $4.1 million (net of adjustment for noncontrolling interest of $(49,000)) for the year ended December 31, 2009; and $4.9 million (net of adjustment for noncontrolling interest of $0.3 million) for the year ended December 31, 2008, as a result of straight-line rent and amortization of lease incentives;

•

Accretion of discounts and origination fees on real estate loans receivable and real estate securities to interest income, net of amortization of closing costs, of $3.6 million, $2.9 million and $18.1 million were recognized for the years ended December 31, 2010, 2009 and 2008, respectively;

•	Amortization of interest rate floors of $1.8 million and $2.7 million were recognized for the years ended December 31, 2009 and 2008, respectively;

•	Other-than-temporary impairments related to our real estate securities of $5.1 million and $50.1 million were recognized for the years ended December 31, 2009 and 2008, respectively; and

•

Amortization of deferred financing costs related to notes payable of approximately $2.3 million (net of adjustment for noncontrolling interest of $0.1 million) for the year ended December 31, 2010; $4.2 million (net of adjustment for noncontrolling interest of $0.6 million) for the year ended December 31, 2009; $6.9 million (net of adjustment for noncontrolling interest of $1.0 million) for the year ended December 31, 2008, were recognized as interest expense.

Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. Tenant improvements and capital expenditures totaled $20.8 million, $23.8 million and $13.4 million and leasing commissions totaled $10.3 million, $10.3 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Distributions

Distributions declared, distributions paid and cash flows from operations were as follows during 2010 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2010	$23,324	$0.129	$11,896	$11,362	$23,258	$6,745
Second Quarter 2010	23,777	0.131	12,266	11,708	23,974	21,170
Third Quarter 2010	24,231	0.132	12,387	11,781	24,168	13,700
Fourth Quarter 2010	24,429	0.133	12,409	11,689	24,098	11,773

	$95,761	$0.525	$48,958	$46,540	$95,498	$53,388

(1) Distributions for the period from January 1, 2010 through December 31, 2010 are based on daily record dates and are calculated at a rate of $0.00143836 per share per day.

(2) Assumes share was issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.

For the year ended December 31, 2010, we paid aggregate distributions of $95.5 million, including $49.0 million of distributions paid in cash and $46.5 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $53.4 million of current period operating cash flows and $42.1 million of operating cash reserves from prior periods, proceeds from the sale of properties, and the repayment of a note receivable. FFO for the year ended December 31, 2010 was $(20.3) million. See the reconciliation of FFO to net loss above.

Generally, we pay, and in the future expect to pay, distributions from our cash flow from operations, principal repayments on our real estate loans receivable, proceeds from asset sales and funds available under our revolving credit facility. In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of our Funds from Operations (as defined in our advisory agreement) for the same period. We are only obligated to reimburse our advisor for these expenses if and to the extent that our cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. Through December 31, 2010, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007. We have agreed with our advisor that the advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.

During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. A decline in the occupancy of our portfolio and increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, have resulted in lower current cash flow. Tenant specific issues, including bankruptcy and down-sizing, have place downward pressure on our operating cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.3% as of December 31, 2010. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases to distributions in future periods to preserve capital necessary to maintain our investment portfolio.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1 “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and “ — Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our cash flow and/or FFO from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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

Revenue Recognition

Real Estate

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

During the years ended December 31, 2010, 2009 and 2008, we recognized deferred rent from tenants of $6.8 million, $3.9 million and $5.1 million, respectively. These excess amounts for the years ended December 31, 2010, 2009 and 2008 are net of $0.6 million, $0.6 million and $0.1 million, respectively, of lease incentive amortization. As of December 31, 2010 and 2009, the cumulative deferred rent receivable balance was $25.6 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.3 million and $6.5 million of unamortized lease incentives as of December 31, 2010 and 2009, respectively. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the years ended December 31, 2010, 2009 and 2008, we recorded bad debt expense related to our tenant receivables of $0.6 million, $2.1 million and $0.5 million, respectively. During the year ended December 31, 2009, we wrote off, as a reduction to rental revenue, $1.3 million related to deferred rent receivables, primarily related to tenants in bankruptcy. We did not record a provision for bad debt expense related to our deferred rent receivables at December 31, 2010, 2009 and 2008, respectively.

Real Estate Loans Receivable

Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reverse the accrual for unpaid interest and generally do not recognize subsequent interest income until cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest according to the contractual terms of the loan is probable.

We generally recognize income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. We consider the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the year ended December 31, 2010, we recognized $1.0 million of interest income related to impaired loans. Additionally, we accrued $84,000 of interest income related to one of the impaired loans as of December 31, 2010.

Real Estate Securities

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

Cash and Cash Equivalents

We recognize interest income on our cash and cash equivalents as it is earned and classify such amounts as other interest income.

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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. We allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the year ended December 31, 2010, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2009 and 2008.

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

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that we intend to market for sale in the near term. Foreclosed real estate held for sale is recorded at the estimated fair value of the real estate (net of liabilities assumed) less costs to sell, or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell, if any, is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in our consolidated statements of operations. The gain or loss on final disposition of foreclosed real estate held for sale will be recorded as other income and is considered income (loss) from continuing operations as it represents the final stage of our loan collection process.

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

The asset-specific reserve component relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but we do not know which specific loans within the pool will ultimately result in losses. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, we assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors. As of December 31, 2010, our portfolio-based reserve is not intended to cover a significant loss on our investment in the GKK Mezzanine Loan as only a specifically identified reserve would be appropriate for a loan of its size and we do not believe one is warranted at this time.

During the years ended December 31, 2010, 2009 and 2008, we recorded a loan loss reserve of $11.0 million, $178.8 million and $104.0 million, respectively. For the year ended December 31, 2010, the change in loan loss reserve was comprised of $16.9 million calculated on an asset-specific basis, partially offset by a reduction of $5.9 million to our portfolio-based reserve. For the year ended December 31, 2009, the change in loan loss reserve was comprised of $208.8 million calculated on an asset-specific basis, partially offset by a reduction of $30.0 million to our portfolio-based reserve. For the year ended December 31, 2008, the loan loss reserve was comprised of $50.0 million calculated on an asset-specific basis and $54.0 million from our portfolio-based reserve.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Investment in Unconsolidated Joint Venture

On July 8, 2009, we released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by us at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. We account for our preferred membership interests in the real estate joint venture under the equity method of accounting since we are not the primary beneficiary of the joint venture, but do have more than a minor interest. Since we will most likely only receive preferred distributions equivalent to the interest income we would have earned on our mezzanine loan investments, our application of the equity method of accounting to these preferred interests results in us recording all distributions received as income. We do not record our share of the changes in the book value of the joint venture as we are not required to absorb losses and do not expect increases in the book value of the joint venture to have any material impact on the cash flows we will receive over the course of the investment. During the years ended December 31, 2010 and 2009, we recognized $7.7 million and $4.0 million, respectively, of preferred distributions as income from unconsolidated joint venture.

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

During the year ended December 31, 2010, we did not recognize any other-than temporary impairments on our real estate securities. During the year ended December 31, 2009, we recognized other-than-temporary impairments on our real estate securities of $5.1 million, all of which were recognized prior to April 1, 2009. On April 1, 2009, through our cumulative transition adjustment, we effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheets. During the year ended December 31, 2008, we recognized other-than-temporary impairments on our real estate securities of $50.1 million. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

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

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2010, 2009 and 2008. As of December 31, 2010, returns for the calendar years 2006 through 2009 remain subject to examination by major tax jurisdictions.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Distributions Paid

On January 14, 2011, we paid distributions of $8.3 million, which related to distributions declared for each day in the period from December 1, 2010 through December 31, 2010. On February 15, 2011, we paid distributions of $8.3 million, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011, and on March 15, 2011, we paid distributions of $7.5 million, which related to distributions declared for each day in the period from February 1, 2011 through February 28, 2011.

Distributions Declared

On January 21, 2011, our board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which we paid on March 15, 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which we expect to pay in April 2011. On March 28, 2011, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which we expect to pay in May 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share or a 7.17% annualized rate based on shares purchased under our dividend reinvestment plan at the current price per share of $7.32.

Pay-off of the Midland Industrial Buildings Mortgage Loan

On December 22, 2006, in connection with the acquisition of Midland Industrial Portfolio, we, through an indirect wholly owned subsidiary, entered into a five-year mortgage loan with Greenwich Capital Financial Products, Inc. for $24.1 million secured by the Midland Industrial Portfolio (the “Midland Industrial Buildings Mortgage Loan”). The Midland Industrial Buildings Mortgage Loan bore interest at a fixed rated of 5.775% per annum for the first two years and 5.855% thereafter. On January 6, 2011, the maturity date of the loan, we paid off the entire principal balance outstanding and accrued interest in the amount of $24.2 million.

Extension of GKK Mezzanine Loan and Repurchase Agreements

On March 11, 2011 and on March 13, 2011, we, through wholly owned subsidiaries, and the GKK Borrower entered into agreements to extend the maturity date of the GKK Mezzanine Loan to April 15, 2011, respectively. On March 9, 2011 and March 13, 2011, our subsidiaries that are the borrowers under the repurchase agreements related to the GKK Mezzanine Loan entered into agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement to April 8, 2011 and, upon the satisfaction of certain conditions in the GKK extension agreements, to April 22, 2011. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Commitments and Contingencies.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our investment in mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

The table below summarizes the book values and the weighted-average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2010 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2010 based on maturity dates (dollars in thousands):

	Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total Book Value or Notional Amounts (1)	Fair Value
	(dollars in thousands)
Assets
Loans receivable
Mortgage loans - fixed rate	$45,672	$—	$—	$—	$—	$25,329	$71,001	$69,869
Average effective interest rate (2)	6.8%	—	—	—	—	10.1%	8.0%
Mezzanine loans - fixed rate	$—	$—	$—	$—	$—	$13,942	$13,942	$2,581
Average effective interest rate (2)	—	—	—	—	—	1.7%	1.7%
Mezzanine loans - variable rate	$491,281	$—	$—	$—	$—	$—	$491,281	$407,597
Average effective interest rate (2)	6.1%	—	—	—	—	—	6.1%
B-notes - fixed rate	$—	$—	$—	$—	$—	$17,812	$17,812	$19,537
Average effective interest rate (2)	—	—	—	—	—	11.4%	11.4%
Unsecured loans - fixed rate	$50,000	$—	$—	$—	$—	$—	$50,000	$—
Average effective interest rate (2)	—	—	—	—	—	—	—
Real estate securities
Fixed rate	$—	$—	$—	$—	$—	$18,275	$18,275	$18,275
Average interest rate (3) (4)	—	—	—	—	—	4.5%	4.5%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate (3) (5)	—	—	—	—	—	—	—
Derivative instruments
Interest rate caps, notional amount	$451,000	$—	$—	$—	$—	$—	$451,000	$20
Average interest rate (6)	1.2%	—	—	—	—	—	1.2%
Liabilities
Notes payable
Fixed rate	$142,217	$62,991	$103,142	$186,942	$—	$62,200	$557,492	$554,136
Average interest rate (6)	5.5%	5.8%	5.9%	5.5%	—	5.9%	5.6%
Variable rate	$710,415	$204,417	$6,691	$—	$—	$—	$921,523	$652,644
Average interest rate (6)	1.6%	5.1%	1.3%	—	—	—	2.4%
Derivative instruments
Interest rate swaps, notional amount	$—	$119,037	$45,700	$—	$—	$—	$164,737	$(4,921)
Average pay rate (7)	—	3.8%	2.3%	—	—	—	3.4%
Average receive rate (8)	—	0.3%	0.3%	—	—	—	0.3%

(1) Book value of loans receivable is presented gross of portfolio-based reserve and asset-specific reserves.

(2) The average effective interest rate is calculated based on actual interest income recognized in 2010, including interest income recognized through accretion of discounts, calculated using the interest method divided by the average cost basis of the investment less the unamortized discount. The annual effective interest rate and maturity dates presented are as of December 31, 2010.

(3) Average interest rate is the weighted-average interest rate. The average interest rate and maturity dates presented are as of December 31, 2010.

(4) We recognized other-than-temporary impairment charges of $22.2 million on this investment as of December 31, 2010.

(5) We recognized other-than-temporary impairment charges of $18.2 million on this investment as of December 31, 2010.

(6) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2010 is calculated as the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at December 31, 2010, where applicable.

(7) Average pay rate is the interest rate swap fixed rate.

(8) Average receive rate is the 30-day LIBOR rate at December 31, 2010.

We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2010, the fair value and book value of our fixed rate real estate loans receivable were $92.0 million and $152.7 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At December 31, 2010, the fair value of our fixed rate debt was $554.1 million and the carrying value of our fixed rate debt was $557.5 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable, as well as our investment in preferred membership interests in an unconsolidated joint venture, would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2010, we were exposed to market risks related to fluctuations in interest rates on $756.8 million of our $921.5 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $164.7 million of our variable rate debt. Based on interest rates as of December 31, 2010, if interest rates were 100 basis points higher during the 12 months ending December 31, 2011, interest expense on our variable rate debt outstanding would increase by approximately $7.6 million and if interest rates were 100 basis points lower during the 12 months ending December 31, 2011, interest expense on our variable rate debt outstanding would decrease by $2.0 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at December 31, 2010, we were exposed to market risks related to fluctuations in interest rates on $472.9 million of variable rate loans receivable. Based on interest rates as of December 31, 2010, if interest rates were 100 basis points higher during the 12 months ending December 31, 2011, interest income would be increased by approximately $4.7 million, and if interest rates were 100 basis points lower during the 12 months ending December 31, 2011, interest income would be decreased by approximately $1.2 million. At December 31, 2010, we were exposed to market risks related to fluctuations in interest rates with respect to our investment in preferred membership interests in an unconsolidated joint venture. Based on interest rates as of December 31, 2010, if interest rates were 100 basis points higher during the 12 months ending December 31, 2011, income from the preferred membership interests in the unconsolidated joint venture would be increased by $1.7 million, and if interest rates were 100 basis points lower during the 12 months ending December 31, 2011, income from the preferred membership interests in the unconsolidated joint venture would be decreased by $0.4 million.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at December 31, 2010 were 5.2% and 6.1%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2010, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2010 were 5.6% and 2.4%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of December 31, 2010, where applicable.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business – Market Outlook” and Part I, Item 1A, “Risk Factors.”

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreit.com.

The other information required by this Item is incorporated by reference from our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedules are included herein at pages F-53 through F-57 of this report:

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

Schedule IV – Mortgage Loans on Real Estate

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

4.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.1	Advisory Agreement between the Company and KBS Capital Advisors dated November 8, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California

March 31, 2011

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Real estate held for investment:
Land (including from VIE of $50,598 and $71,180, respectively)	$249,824	$270,406
Buildings and improvements (including from VIE of $265,585 and $383,027, respectively)	1,437,974	1,544,092
Tenant origination and absorption costs (including from VIE of $3,602 and $31,142, respectively)	80,834	122,255

Total real estate held for investment, at cost net of impairments	1,768,632	1,936,753
Less accumulated depreciation and amortization (including from VIE of $10,497 and $47,779, respectively)	(178,055)	(172,431)

Total real estate held for investment, net	1,590,577	1,764,322
Real estate held for sale, net	—	64,281
Foreclosed real estate held for sale	49,110	—

Total real estate, net	1,639,687	1,828,603
Real estate loans receivable, net	546,236	665,776
Real estate securities	18,275	12,948

Total real estate and real estate-related investments, net	2,204,198	2,507,327
Cash and cash equivalents (including from VIE of $3,909 and $4,753, respectively)	151,908	55,429
Restricted cash (including from VIE of $5,855 and $5,578, respectively)	7,082	6,484
Rents and other receivables, net (including from VIE of $3,387 and $3,731, respectively)	30,636	23,340
Above-market leases, net (including from VIE of $536 and $1,915, respectively)	6,379	11,984
Deferred financing costs, prepaid expenses and other assets (including from VIE of $10,599 and $15,491, respectively)	33,187	35,447

Total assets	$2,433,390	$2,640,011

Liabilities and equity
Notes payable and repurchase agreements:
Notes payable (including from VIE of $439,493 and $437,478, respectively)	$1,201,401	$1,199,446
Repurchase agreements	277,614	287,274
Notes payable related to real estate held for sale	—	18,000

Total notes payable and repurchase agreements	1,479,015	1,504,720
Accounts payable and accrued liabilities (including from VIE of $2,502 and $2,329, respectively)	19,164	24,704
Due to affiliates	6,995	6,481
Distributions payable	8,254	7,991
Below-market leases, net (including from VIE of $554 and $1,871, respectively)	17,728	26,560
Other liabilities (including from VIE of $2,705 and $3,425, respectively)	17,350	20,194

Total liabilities	1,548,506	1,590,650

Commitments and contingencies (Note 17)
Redeemable common stock	45,382	56,741
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 185,320,095 and 179,431,593 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,853	1,794
Additional paid-in capital	1,600,848	1,548,512
Cumulative distributions and net losses	(731,918)	(545,805)
Accumulated other comprehensive loss	(8,945)	(16,668)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	861,838	987,833
Noncontrolling interest	(22,336)	4,787

Total equity	839,502	992,620

Total liabilities and equity	$2,433,390	$2,640,011

The abbreviation VIE above means variable interest entity.

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$166,587	$177,349	$156,503
Tenant reimbursements	29,405	36,295	36,534
Interest income from real estate loans receivable	42,321	56,161	73,933
Interest income from real estate securities	3,090	3,507	4,623
Parking revenues and other operating income	3,154	3,104	2,608

Total revenues	244,557	276,416	274,201

Expenses:
Operating, maintenance, and management	45,415	47,549	37,626
Real estate taxes, property-related taxes, and insurance	28,479	27,186	25,351
Asset management fees to affiliate	19,220	21,812	17,289
General and administrative expenses	8,382	7,623	5,188
Depreciation and amortization	79,667	118,036	95,275
Interest expense	58,174	59,887	67,256
Impairment charge on real estate	123,453	—	—
Provision for loan losses	11,046	178,813	104,000
Other-than-temporary impairments of real estate securities	—	5,067	50,079

Total expenses	373,836	465,973	402,064

Other income (expense)
Gain on sale of foreclosed real estate held for sale	2,011	—	—
Income from unconsolidated joint venture	7,701	4,038	—
Other interest income	191	207	4,333
Loss on derivative instruments	—	(8)	(303)

Total other income	9,903	4,237	4,030

Loss from continuing operations	(119,376)	(185,320)	(123,833)
Discontinued operations:
Gain on sale of real estate, net	5,646	—	—
(Loss) income from discontinued operations	(649)	(1,015)	1

Total income (loss) from discontinued operations	4,997	(1,015)	1

Net loss	(114,379)	(186,335)	(123,832)
Net loss attributable to noncontrolling interest	24,027	3,369	3,205

Net loss attributable to common stockholders	$(90,352)	$(182,966)	$(120,627)

Basic and diluted earnings per common share:
Continuing operations	(0.53)	(1.02)	(0.81)
Discontinued operations	0.03	(0.01)	0.00

Net loss per common share	$(0.50)	$(1.03)	$(0.81)

Weighted-average number of common shares outstanding, basic and diluted	182,437,352	177,959,297	148,539,558

Distributions declared per common share	$0.525	$0.612	$0.702

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(dollar amounts in thousands)

	Common Stock		Additional Paid-in	Cumulative Distributions and	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amounts	Capital	Net Income (Losses)	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2007	86,051,975	$860	$751,582	$(43,917)	$(2,085)	$706,440	$18,230	$724,670
Comprehensive loss:
Net loss	—	—	—	(120,627)	—	(120,627)	(3,205)	(123,832)
Reclassifications of unrealized losses on real estate securities to income	—	—	—	—	2,085	2,085	—	2,085
Unrealized losses on derivative instruments	—	—	—	—	(6,539)	(6,539)	(24)	(6,563)

Total comprehensive loss						(125,081)	(3,229)	(128,310)
Noncontrolling interest contribution	—	—	—	—	—	—	80	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,030)	(3,030)
Issuance of common stock	92,486,201	925	916,398	—	—	917,323	—	917,323
Redemptions of common stock	(1,535,398)	(15)	(14,413)	—	—	(14,428)	—	(14,428)
Transfers to redeemable common stock	—	—	(41,263)	—	—	(41,263)	—	(41,263)
Distributions declared	—	—	—	(104,264)	—	(104,264)	—	(104,264)
Commissions on stock issuances and related dealer manager fees to affiliate	—	—	(79,079)	—	—	(79,079)	—	(79,079)
Other offering costs	—	—	(4,507)	—	—	(4,507)	—	(4,507)

Balance, December 31, 2008	177,002,778	1,770	1,528,718	(268,808)	(6,539)	1,255,141	12,051	1,267,192
Comprehensive loss:
Net loss	—	—	—	(182,966)	—	(182,966)	(3,369)	(186,335)
Unrealized change in market value on real estate securities	—	—	—	—	4,973	4,973	—	4,973
Unrealized losses on derivative instruments	—	—	—	—	(322)	(322)	(38)	(360)

Total comprehensive loss						(178,315)	(3,407)	(181,722)
Cumulative transition adjustment to real estate securities (see Note 6)	—	—	—	14,780	(14,780)	—	—	—
Noncontrolling interest contribution	—	—	—	—	—	—	427	427
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,284)	(4,284)
Issuance of common stock	6,256,333	62	58,173	—	—	58,235	—	58,235
Redemptions of common stock	(3,827,518)	(38)	(35,898)	—	—	(35,936)	—	(35,936)
Transfers to redeemable common stock	—	—	(833)	—	—	(833)	—	(833)
Distributions declared	—	—	—	(108,811)	—	(108,811)	—	(108,811)
Commissions on stock issuances to affiliate	—	—	(1,494)	—	—	(1,494)	—	(1,494)
Other offering costs	—	—	(154)	—	—	(154)	—	(154)

Balance, December 31, 2009	179,431,593	1,794	1,548,512	(545,805)	(16,668)	987,833	4,787	992,620
Comprehensive loss:
Net loss	—	—	—	(90,352)	—	(90,352)	(24,027)	(114,379)
Unrealized change in market value on real estate securities	—	—	—	—	6,145	6,145	—	6,145
Unrealized gains (losses) on derivative instruments	—	—	—	—	1,578	1,578	(29)	1,549

Total comprehensive loss						(82,629)	(24,056)	(106,685)
Noncontrolling interest contribution	—	—	—	—	—	—	158	158
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,225)	(3,225)
Issuance of common stock	6,480,377	65	46,475	—	—	46,540	—	46,540
Redemptions of common stock	(591,875)	(6)	(4,241)	—	—	(4,247)	—	(4,247)
Transfers to redeemable common stock	—	—	11,359	—	—	11,359	—	11,359
Distributions declared	—	—	—	(95,761)	—	(95,761)	—	(95,761)
Commissions on stock issuances to affiliate	—	—	(1,160)	—	—	(1,160)	—	(1,160)
Other offering costs	—	—	(97)	—	—	(97)	—	(97)

Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(114,379)	$(186,335)	$(123,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	79,667	118,036	95,275
Discontinued operations	1,006	2,275	1,746
Income from unconsolidated joint venture	(7,701)	(4,038)	—
Distribution of earnings from unconsolidated joint venture	7,701	3,552	—
Impairment charge on real estate	123,453	—	—
Amortization of investment in master lease	647	858	858
Noncash interest income on real estate-related investments	(3,563)	(2,938)	(18,517)
Provision for loan losses	11,046	178,634	104,000
Other-than-temporary impairments of real estate securities	—	5,067	50,079
Deferred rent	(6,932)	(4,024)	(5,191)
Bad debt expense	654	2,430	531
Amortization of deferred financing costs	2,460	4,857	7,863
Amortization of above- and below-market leases, net	(2,627)	(6,018)	(6,704)
Amortization of cost of derivative instruments	121	1,773	2,919
Unrealized loss on derivative instruments	—	8	303
Gain on sale of foreclosed real estate held for sale	(2,011)	—	—
Gain on sale of real estate, net	(5,646)	—	—
Other amortization	718	—	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	1,909	(549)	753
Rents and other receivables	(4,034)	(1,069)	(4,608)
Prepaid expenses and other assets	(10,585)	(5,549)	(5,129)
Accounts payable and accrued liabilities	(6,713)	(5,225)	7,134
Due to affiliates	514	2,037	629
Other liabilities	(12,317)	(4,044)	7,069

Net cash provided by operating activities	53,388	99,738	115,178

Cash Flows from Investing Activities:
Acquisitions of real estate	—	—	(504,100)
Additions to real estate	(20,793)	(23,794)	(13,410)
Investments in real estate loans receivable	—	—	(794,815)
Proceeds from sale of real estate, net	71,118	—	—
Proceeds from sale of foreclosed real estate held for sale	44,819	—	—
Principal repayments on real estate loans receivable	70,768	27,483	24,190
Proceeds from foreclosure of real estate loan receivable	4,084	—	—
Extension fees related to real estate loans receivable	3,547	—	—
Advances on real estate loans receivable	(4,105)	(5,859)	(9,835)
Cash collateral received on impaired real estate loans receivable	—	3,992	—
Purchase of real estate securities	—	—	(44,228)
Restricted cash for capital expenditures	(2,507)	(464)	1,350

Net cash provided by (used in) investing activities	166,931	1,358	(1,340,848)

Cash Flows from Financing Activities:
Proceeds from notes payable	43,015	48,028	523,762
Principal payments on notes payable	(98,270)	(28,228)	(321,420)
Proceeds from repurchase agreements	—	—	406,287
Principal payments on repurchase agreements	(9,660)	(14,886)	(117,387)
Purchase of derivative instruments	(179)	(420)	(2,889)
Payments of deferred financing costs	(1,217)	(1,229)	(5,047)
Proceeds from issuance of common stock	—	—	865,336
Payments to redeem common stock	(4,247)	(35,936)	(14,428)
Payments of commissions on stock issuances and related dealer manager fees	(1,160)	(1,494)	(79,648)
Payments of other offering costs	(97)	(154)	(4,663)
Distributions paid to common stockholders	(48,958)	(53,130)	(42,981)
Noncontrolling interest contributions	158	427	80
Distributions paid to noncontrolling interest	(3,225)	(4,284)	(3,030)

Net cash (used in) provided by financing activities	(123,840)	(91,306)	1,203,972

Net increase (decrease) in cash and cash equivalents	96,479	9,790	(21,698)
Cash and cash equivalents, beginning of period	55,429	45,639	67,337

Cash and cash equivalents, end of period	$151,908	$55,429	$45,639

See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2010, the Company owned 63 real estate properties, one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of December 31, 2010, the Company owned a 10-story condominium building with 62 units acquired through foreclosure, of which 11 condominium units, two retail spaces and parking spaces were held for sale.

Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the ”Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (as amended, the “Advisory Agreement”) in effect through November 8, 2011. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.

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

The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of December 31, 2010, the Company had sold 20,240,652 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $176.1 million. Also as of December 31, 2010, the Company had redeemed 6,050,051 of the shares sold in the Offering for $55.6 million.

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

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

As of December 31, 2010, the Company has $270.9 million of repurchase agreements maturing on March 9, 2011 and $439.5 million of notes payable maturing on August 9, 2011. The Company has been in negotiations to either restructure or extend these debts and it believes that it will meet the requirements to extend or otherwise be permitted to extend these loans; however, there is no guarantee that the lenders would extend or refinance the outstanding balances due under these debts. On March 9, 2011 and March 13, 2011, the Company entered into agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement to April 8, 2011 and, upon the satisfaction of certain conditions, to April 22, 2011. For more information, see Note 9, “Notes Payable and Repurchase Agreements” and Note 17, “Commitments and Contingencies.”

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. In addition, the Company disposed of two properties during the year ended December 31, 2010. As a result, certain adjustments were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.

Revenue Recognition

Real Estate

The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

During the years ended December 31, 2010, 2009 and 2008, the Company recognized deferred rent from tenants of $6.8 million, $3.9 million and $5.1 million, respectively. These excess amounts for the years ended December 31, 2010, 2009 and 2008 are net of $0.6 million, $0.6 million and $0.1 million, respectively, of lease incentive amortization. As of December 31, 2010 and 2009, the cumulative deferred rent receivable balance was $25.6 million and $18.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.3 million and $6.5 million of unamortized lease incentives as of December 31, 2010 and 2009, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the years ended December 31, 2010, 2009 and 2008, the Company recorded bad debt expense related to its tenant receivables of $0.6 million, $2.1 million and $0.5 million, respectively. During the year ended December 31, 2009, the Company wrote off, as a reduction to rental revenue, $1.3 million related to deferred rent receivables, primarily related to tenants in bankruptcy. The Company did not record a provision for bad debt expense related to its deferred rent receivables at December 31, 2010, 2009 and 2008, respectively.

Real Estate Loans Receivable

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the year ended December 31, 2010, the Company recognized $1.0 million of interest income related to impaired loans. Additionally, the Company accrued $84,000 of interest income related to one of the impaired loans as of December 31, 2010.

Real Estate Securities

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

Cash and Cash Equivalents

The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. Prior to January 1, 2009, real estate acquired in a business combination, consisting of land, buildings and improvements, was recorded at cost. The Company allocated the cost of tangible assets, identifiable intangibles and assumed liabilities (consisting of above and below-market leases and tenant origination and absorption costs) acquired in a business combination based on their estimated fair values. Beginning January 1, 2009, all assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.

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

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the year ended December 31, 2010, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values. See Note 3, “Real Estate Held for Investment – Impairment of Real Estate.” The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2009 and 2008.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Company intends to market for sale in the near term. Foreclosed real estate held for sale is recorded at the estimated fair value of the real estate less costs to sell, or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell, if any, is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in the Company’s consolidated statements of operations. The gain or loss on final disposition of foreclosed real estate held for sale is recorded as other income and is considered income (loss) from continuing operations as it represents the final stage of the Company’s loan collection process.

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

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but the Company does not know which specific loans within the pool will ultimately result in losses. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors. As of December 31, 2010, the Company’s portfolio-based reserve is not intended to cover a significant loss on its investment in the GKK Mezzanine Loan as only a specifically identified reserve would be appropriate for a loan of its size and the Company does not believe one is warranted at this time.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded a loan loss reserve of $11.0 million, $178.8 million and $104.0 million, respectively. For the year ended December 31, 2010, the change in loan loss reserve was comprised of $16.9 million calculated on an asset-specific basis, partially offset by a reduction of $5.9 million to the portfolio-based reserve. For the year ended December 31, 2009, the change in loan loss reserve was comprised of $208.8 million calculated on an asset-specific basis, partially offset by a reduction of $30.0 million to the portfolio-based reserve. For the year ended December 31, 2008, the loan loss reserve was comprised of $50.0 million calculated on an asset-specific basis and $54.0 million from the portfolio-based reserve.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

Investment in Unconsolidated Joint Venture

On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounts for its preferred membership interests in the real estate joint venture under the equity method of accounting since the Company is not the primary beneficiary of the joint venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the joint venture as it is not required to absorb losses and does not expect increases in the book value of the joint venture to have any material impact on the cash flows it will receive over the course of the investment. During the years ended December 31, 2010 and 2009, the Company recognized $7.7 million and $4.0 million, respectively, of preferred distributions as income from unconsolidated joint venture.

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

December 31, 2010

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

Since April 1, 2009, as a result of adopting a new accounting principle, the Company is required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).

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

During the year ended December 31, 2010, the Company did not recognize any other-than temporary impairments on its real estate securities. During the year ended December 31, 2009, the Company recognized other-than-temporary impairments on its real estate securities of $5.1 million, all of which were recognized prior to April 1, 2009. On April 1, 2009, through its cumulative transition adjustment, the Company effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings and recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheets. During the year ended December 31, 2008, the Company recognized other-than-temporary impairments on its real estate securities of $50.1 million. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2010. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Wells Fargo Bank, N.A. in which it deposits the majority of its funds.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2010 and 2009, the Company’s deferred financing costs were $3.1 million and $4.2 million, respectively, net of amortization.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

December 31, 2010

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

Pursuant to the terms of the share redemption program, once the Company establishes an estimated value per share, the redemption price per share for all stockholders is equal to the estimated value per share, as determined by the Company’s Advisor or another firm chosen for that purpose. On November 20, 2009, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $7.17 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2009. In accordance with the share redemption program, the redemption price for all stockholders whose shares were eligible for redemption was $7.17 (unaudited) per share for redemption dates from January 2010 through November 2010.

On December 2, 2010, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $7.32 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2010. Effective for the December 2010 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.32 (unaudited) per share. In addition, shares issued under the dividend reinvestment plan subsequent to December 2, 2010, were issued at a price of $7.32 (unaudited) per share.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The estimated value per share was based upon the recommendation and valuation of the Advisor. The Financial Industry Regulatory Authority rules, which prompted the valuation, provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the Advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets, liabilities or equity computed in accordance with GAAP.

The estimated value per share is based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2010. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share on an annual basis, though the Company may wait up to 18 months to update the estimated value per share.

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

The Company limits the dollar value of shares that may be redeemed under the program as described above. In December 2009, the Company announced that, based on 2010 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company did not expect to have funds available for the redemption program in 2010. During the year ended December 31, 2010, the Company redeemed $4.2 million of common stock. The only redemptions the Company made under the share redemption program in 2010 were those that qualified as, and met the requirements for, special redemptions under the share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2010, the Company fulfilled all redemption requests that qualified as special redemptions under the Company’s share redemption program. On December 10, 2010, the Company announced that, based on 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company does not expect to have funds available for the redemption program in 2011.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it has not incurred any subordinated participation in net cash flows or subordinated incentive listing fees during the year ended December 31, 2010 or any previous periods.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company were paid in part by the Advisor, the Dealer Manager and their affiliates on behalf of the Company, and the Advisor, the Dealer Manager and their affiliates may continue to pay some of these costs of the dividend reinvestment plan offering on behalf of the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. Through December 31, 2010, including shares issued through the Company’s dividend reinvestment plan, the Company had issued 191,350,146 shares for gross offering proceeds of approximately $1.9 billion and recorded selling commissions and dealer manager fees of $158.9 million and organization and other offering costs of $16.8 million. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to equity.

The Company ceased offering shares in its primary offering of up to 200,000,000 shares on May 30, 2008 and terminated the primary offering upon the completion of review of subscriptions submitted in accordance with its processing procedures. The Company continues to issue shares under its dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Operating Expenses

Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers. During the years ended December 31, 2010 and 2009, the Company reimbursed the Advisor for $38,000 and $292,000, respectively, of operating expenses incurred by the Advisor in connection with the provision of services to the Company. The Company did not reimburse the Advisor any of operating expenses incurred by the Advisor in connection with the provision of services to the Company during the year ended December 31, 2008.

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.

Notwithstanding the above, with respect to the Company’s investment in a consolidated joint venture (the ”National Industrial Portfolio”) with New Leaf Industrial Partners Fund, L.P. (“New Leaf”), the asset management fee is calculated as a monthly fee equal to one-twelfth of 0.27% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined in the Advisory Agreement. The Advisor may also earn a performance fee related to the Company’s investment in this joint venture that would in effect make the Advisor’s cumulative asset management fees related to the investment equal to 0.75% of the cost of the joint venture investment (inclusive of acquisition fees and expenses related thereto and the amount of debt associated with the Company’s investment), as defined, on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the Company achieving certain performance thresholds and may only be paid after the repayment of advances from the Advisor. The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the performance threshold in the Advisory Agreement; beginning in April 2010, the Company’s operations did not meet the performance threshold in the Advisory Agreement.

Asset management fees to affiliate totaled $19.6 million, $22.1 million and $17.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amounts include asset management fees from discontinued operations.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment shall either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2010, the Company excluded two non-performing real estate loans receivable from the calculation of asset management fees. The Company also reduced the asset management fee calculation for its investment in Tribeca to reflect sales of condominium units and will continue to adjust the asset management fee calculation for future sales.

Disposition Fees

For substantial assistance in connection with the sale of properties or other investments, the Company will pay the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold. During the year ended December 31, 2010, the Company sold two real estate properties and incurred $0.7 million of disposition fees, which were paid to the Advisor.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the ”Internal Revenue Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2010, 2009 and 2008. As of December 31, 2010, returns for the calendar years 2006 through 2009 remain subject to examination by major tax jurisdictions.

Per Share Data

Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net loss per share of common stock equals basic net loss per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2010, 2009 and 2008, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2010, 2009 and 2008, and was based on daily record dates for distributions from January 1, 2008 through June 30, 2009 of $0.0019178 per share per day and from July 1, 2009 through December 31, 2010 of $0.00143836 per share per day. Each day during the periods from January 1, 2008 through December 31, 2010 was a record date for distributions.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of ASU No. 2010-29 did not have a material impact to the Company’s consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

3.	REAL ESTATE HELD FOR INVESTMENT

As of December 31, 2010, the Company’s portfolio of real estate held for investment (including properties held through a consolidated joint venture) was composed of approximately 20.4 million rentable square feet and was 82% occupied. The properties are located in 23 states and include office and industrial properties. The following table summarizes the Company’s investments in real estate as of December 31, 2010 and December 31, 2009 (in thousands):

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of December 31, 2010:
Office	$145,955	$888,664	$56,286	$1,090,905
Industrial (wholly owned)	53,271	283,725	20,946	357,942
Industrial (held through consolidated joint venture VIE)	50,598	265,585	3,602	319,785

Cost net of impairments	$249,824	$1,437,974	$80,834	$1,768,632
Accumulated depreciation/amortization	—	(134,902)	(43,153)	(178,055)

Net Amount	$249,824	$1,303,072	$37,681	$1,590,577

As of December 31, 2009:
Office	$145,955	$878,817	$65,292	$1,090,064
Industrial (wholly owned)	53,271	282,248	25,821	361,340
Industrial (held through consolidated joint venture VIE)	71,180	383,027	31,142	485,349

Cost net of impairments	$270,406	$1,544,092	$122,255	$1,936,753
Accumulated depreciation/amortization	—	(112,325)	(60,106)	(172,431)

Net Amount	$270,406	$1,431,767	$62,149	$1,764,322

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2010, the leases have remaining terms of up to 11.3 years with a weighted-average remaining term of 3.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.1 million and $5.2 million as of December 31, 2010 and 2009, respectively.

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of December 31, 2010 for the years ending December 31 is as follows (in thousands):

2011	$138,630
2012	124,492
2013	108,761
2014	91,556
2015	73,237
Thereafter	190,715

$727,391

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

For the year ended December 31, 2010, no tenant represented over 5% and no industry represented over 10% of the Company’s rental income. The Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of December 31, 2010, the Company had a bad debt reserve of $0.6 million, which represents less than 1% of annualized base rent. As of December 31, 2010, the Company has nine tenants with rent balances outstanding for over 90 days, all of which are included in this reserve.

Impairment of Real Estate

As a result of revising the Company’s cash flow projections and holding period for the National Industrial Portfolio joint venture, the Company determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, during the year ended December 31, 2010, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following the Company’s initial investment in the National Industrial Portfolio, it is unlikely that the Company will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012 and the Company may not meet the requirement to exercise the final loan extensions in August 2011. As a result, the Company may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event the Company relinquishes the assets to the lenders, it would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $439.5 million, which includes amounts for noncontrolling interest of $87.9 million) and the carrying value of the collateral at that time (currently $320.7 million, which includes amounts for noncontrolling interest of $64.1 million). During the year ended December 31, 2010, the Company recognized $44.9 million of total revenues from the National Industrial Portfolio.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2010 and 2009, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Cost, net of impairments (1)	$80,834	$122,255	$14,781	$22,728	$(35,537)	$(42,746)
Accumulated Amortization (1)	(43,153)	(60,106)	(8,402)	(10,744)	17,809	16,186

Net Amount	$37,681	$62,149	$6,379	$11,984	$(17,728)	$(26,560)

(1) In 2010 and 2009, the Company wrote off fully amortized tenant origination and absorption costs of $39.4 million and $48.1 million, above-market lease assets of $7.9 million and $4.8 million, and below-market lease liabilities of $7.2 million and $12.2 million, respectively.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Amortization	$(22,429)	$(55,637)	$(47,388)	$(5,604)	$(7,676)	$(6,059)	$8,831	$13,724	$12,393

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2010 is expected to be amortized for the years ending December 31 (in thousands) as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2011	$(12,699)	$(2,473)	$4,959
2012	(9,232)	(2,206)	3,779
2013	(6,463)	(1,194)	3,166
2014	(3,910)	(356)	2,524
2015	(2,199)	(93)	1,471
Thereafter	(3,178)	(57)	1,829

	$(37,681)	$(6,379)	$17,728

Weighted-Average Remaining Amortization Period	4.2 years	2.9 years	4.8 years

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

5.	REAL ESTATE LOANS RECEIVABLE

As of December 31, 2010 and 2009, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2010 (1)	Book Value as of December 31, 2010 (2)	Book Value as of December 31, 2009 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
First Tribeca Mezzanine Loan New York, New York (4)	07/18/2006	Multi Family Residential	Mezzanine	$—	$—	$15,896	(4)	(4)	02/01/2010
Second Tribeca Mezzanine Loan New York, New York (4)	05/03/2007	Multi Family Residential	Mezzanine	—	—	33,070	(4)	(4)	02/01/2010
Tribeca Senior Mortgage Participation New York, New York (4)	06/28/2007	Multi Family Residential	Mortgage	—	—	8,067	(4)	(4)	02/01/2010
Sandmar Mezzanine Loan Southeast U.S. (5)	01/09/2007	Retail	Mezzanine	5,000	5,046	8,085	5.40%	4.66%	01/01/2017
Park Central Mezzanine Loan New York, New York (6)	03/23/2007	Hotel	Mezzanine	15,000	14,981	15,000	One-month LIBOR +4.48%	4.84%	11/09/2011
200 Professional Drive Loan Origination Gaithersburg, Maryland (7)	07/31/2007	Office	Mortgage	—	—	9,308	(7)	(7)	07/31/2010
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (8)	08/06/2007	Retail	Mortgage	6,920	6,878	6,469	8.00%	8.01%	09/01/2011
11 South LaSalle Loan Origination Chicago, Illinois (9)	08/08/2007	Office	Mortgage	38,794	38,794	35,171	8.00%	6.62%	09/01/2010
San Diego Office Portfolio B-Note San Diego, California	10/26/2007	Office	B-Note	20,000	14,926	14,452	5.78%	11.18%	10/11/2017
Petra Subordinated Debt Tranche A (5)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(5)	04/27/2009
Petra Subordinated Debt Tranche B (5)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(5)	10/26/2009
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	4,000	2,887	2,782	6.05%	12.33%	07/11/2017
Artisan Multifamily Portfolio Mezzanine Loan Las Vegas, Nevada (5) (10)	12/11/2007	Multi Family Residential	Mezzanine	20,000	18,351	17,869	One-month LIBOR +2.50%	(5)	08/09/2010
San Antonio Business Park Mortgage Loan San Antonio, Texas	03/28/2008	Office	Mortgage	30,600	25,329	24,823	6.54%	10.10%	11/11/2017
2600 Michelson Mezzanine Loan Irvine, California (5)	06/02/2008	Office	Mezzanine	15,000	8,895	8,895	8.00%	(5)	05/11/2017
GKK Mezzanine Loan National Portfolio (11)	08/22/2008	Office/ Bank Branch	Mezzanine	458,605	457,949	471,322	One-month LIBOR +5.20%	6.20%	03/11/2011
55 East Monroe Mezzanine Loan Origination Chicago, Illinois (12)	08/27/2008	Office	Mezzanine	—	—	55,045	(12)	(12)	09/01/2010

				$663,919	$644,036	$776,254
Reserve for Loan Losses (13)				—	(97,800)	(110,478)

				$663,919	$546,236	$665,776

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

(1) Outstanding principal balance as of December 31, 2010 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2010, using the interest method, divided by the average amortized cost basis of the investment during 2010. The annualized effective interest rates and contractual interest rates presented are for the year ended December 31, 2010. Maturity dates are as of December 31, 2010.

(4) See “—Recent Transactions – Tribeca Building Foreclosure.”

(5) The Company has recorded an asset-specific loan loss reserve against these investments as of December 31, 2010. See “—Reserve for Loan Losses” with respect to the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, the subordinated debt investment in Petra Fund REIT Corp and the Artisan Multifamily Portfolio Mezzanine Loan.

(6) The borrower exercised its third extension option on this loan, extending the maturity date from November 9, 2010 to November 9, 2011.

(7) See “—Recent Transactions – 200 Professional Drive Loan Origination Foreclosure.”

(8) The borrower under this loan has two one-year extension options, subject to certain terms and conditions.

(9) This loan matured on September 1, 2010 and the Company is currently negotiating an extension with the borrower.

(10) See “—Recent Transactions – Artisan Multifamily Portfolio Mezzanine Loan.”

(11) The Company entered into agreements to extend the maturity date of the GKK Mezzanine Loan to April 15, 2011. See Note 17, “Commitments and Contingencies – Concentration of Credit Risks.”

(12) See “—Recent Transactions – Pay-off of the 55 East Monroe Mezzanine Loan Origination.”

(13) See “—Reserve for Loan Losses.”

As of December 31, 2010, the Company has outstanding funding commitments of $5.9 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.

As of December 31, 2010 and 2009, interest receivable from real estate loans receivable was $2.3 million and $1.6 million, respectively, and is included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2010 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value before Reserve for Loan Loss	Face Value (Funded)	Book Value before Reserve for Loan Loss
2011	$589,319	$586,953	$562,399	$561,724
2012	—	—	20,000	18,351
2013	—	—	6,920	6,878
2014	—	—	—	—
2015	—	—	—	—
Thereafter	74,600	57,083	74,600	57,083
	$663,919	$644,036	$663,919	$644,036

(1) Represents the maturities of all real estate loans receivable outstanding as of December 31, 2010 assuming the borrowers exercise all available extension options.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2010 (in thousands):

Real estate loans receivable, net - December 31, 2009	$665,776
Principal repayments received on real estate loans receivable	(70,768)
Advances on real estate loans receivable	4,105
Extension fees received on real estate loans receivables	(3,547)
Accretion of discounts on purchased real estate loans receivable	2,101
Amortization of origination fees and costs on purchased and originated real estate loans receivable	2,283
Change in loan loss reserve	12,678
Deed of Trust on the Tribeca Building received in lieu of foreclosure	(57,084)
Deed of Trust on the 200 Professional Drive Mortgage Loan	(9,308)

Real estate loans receivable, net - December 31, 2010	$546,236

The following summarizes the Company’s investments in real estate loans receivable as of December 31, 2010 (in thousands):

Outstanding principal balance	$663,919
Discounts on real estate loans receivable	(29,497)
Accumulated accretion of discounts on purchases of real estate loans receivable	9,671
Origination fees and costs on purchases and originations of real estate loans receivable	1,509
Accumulated amortization of origination fees and costs on purchases and originations of real estate loans receivable	(1,566)
Reserve for loan losses	(97,800)

Real estate loans receivable, net - December 31, 2010	$546,236

For the years ended December 31, 2010, 2009 and 2008, interest income from real estate loans receivable consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Contractual interest income	$37,937	$50,466	$56,914
Interest income from interest rate floor agreements	—	3,951	2,791
Accretion of purchase discounts	2,101	5,764	18,729
Amortization of origination fees and costs and acquisition costs	2,283	(2,445)	(1,826)
Amortization of cost of interest rate floor agreements	—	(1,575)	(2,675)

Interest income from real estate loans receivable	$42,321	$56,161	$73,933

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Recent Transactions

200 Professional Drive Loan Origination Foreclosure

On July 31, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior bridge loan of up to $10.5 million (the “200 Professional Drive Loan Origination”) secured by a 60,528 square foot office property located at 200 Professional Drive in Gaithersburg, Maryland. In December 2010, the Company foreclosed on the 200 Professional Drive Loan Origination and received $4.1 million upon the sale of the property.

Artisan Multifamily Portfolio Mezzanine Loan

On December 11, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan to fund the acquisition of two garden-style multifamily apartment complexes in Las Vegas, Nevada (the ”Artisan Multifamily Portfolio Mezzanine Loan”). As of December 31, 2010, the outstanding principal balance on the loan was $20.0 million and the carrying value of the loan was $18.4 million before asset-specific impairments. The Artisan Multifamily Portfolio Mezzanine Loan was subordinate to a first mortgage loan. The loan’s initial maturity was August 9, 2009 with three one-year extension options. The borrower exercised the first extension option, but due to the deterioration of the Las Vegas economy and real estate market, the borrower did not meet certain debt service coverage ratios and loan-to-value ratios to exercise the second and third extension options. In addition, the borrower failed to make its monthly debt service payments starting August 9, 2010. The Company began negotiation discussions during the third quarter of 2010 with both the mortgage lender and the borrower, in an effort to restructure the terms of the loan encumbering the properties. However, these negotiations were not finalized, and on January 21, 2011, the first mortgage lender foreclosed on the properties secured by the loan. Consequently, the Company will not receive further interest income or principal repayments on this investment. As a result, the Company determined that it would not recover any amounts due under this loan and recorded a loan loss reserve of $18.4 million to reduce the Company’s net investment to $0.

Pay-off of the 55 East Monroe Mezzanine Loan Origination

On August 27, 2008, the Company, through an indirect wholly owned subsidiary, originated a mezzanine loan in the amount of $55.0 million (the “55 East Monroe Mezzanine Loan Origination”) on the office component of a 49-story office and residential condominium building located at 55 East Monroe Street in downtown Chicago, Illinois. On September 9, 2010, the borrower under the 55 East Monroe Mezzanine Loan Origination paid off the entire principal balance outstanding and accrued interest in the amount of $55.2 million. The 55 East Monroe Mezzanine Loan Origination had an original maturity date of September 1, 2010 and bore interest at a fixed rate of 12.0%. The Company will retain the proceeds from repayment of the loan for future liquidity needs.

Tribeca Building Foreclosure

In 2006 and 2007, the Company made three investments related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the ”Tribeca Building”) located at 415 Greenwich Street in New York, New York. The project was capitalized in part by a senior mortgage loan (the “Tribeca Senior Mortgage Loan”), a senior mezzanine loan (the “Senior Tribeca Mezzanine Loan”), and two junior mezzanine loans (the “First Tribeca Mezzanine Loan” and the “Second Tribeca Mezzanine Loan”, collectively, the “Tribeca Junior Mezzanine Loans”). As of December 31, 2009, the Company’s outstanding investments with book values (excluding asset-specific loan loss reserves) totaling $57.0 million consisted of (i) a 25% interest in the Tribeca Senior Mortgage Loan (the “Tribeca Senior Mortgage Loan Participation”) and (ii) the Tribeca Junior Mezzanine Loans (collectively with the Tribeca Senior Mortgage Loan Participation, the “Tribeca Loans”). On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on this project by exercising its right to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan pursuant to the Second Tribeca Mezzanine Loan documents. Upon taking possession of the property, the Company recorded the Tribeca Building and the debt assumed at their respective fair values of $90.6 million and $39.2 million. The assumed debt consisted of a 75% interest in the Tribeca Senior Mortgage Loan in the amount of $24.2 million and the Senior Tribeca Mezzanine Loan in the amount of $15.0 million. In addition, the Company recorded $13.3 million of other liabilities assumed in the foreclosure. In order to protect its investment in the Tribeca Building, on April 2, 2010, the Company purchased the Senior Tribeca Mezzanine Loan for $15.0 million. See Note 8, ”Foreclosed Real Estate Held for Sale.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses for the year ended December 31, 2010 were as follows (in thousands):

Reserve for loan losses, December 31, 2009	$110,478
Provision for loan losses	11,046
Charge-offs to reserve for loan losses	(23,724)

Reserve for loan losses, December 31, 2010	$97,800

As of December 31, 2010, the total reserve for loan losses of $97.8 million consisted of $79.7 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $82.3 million and $18.1 million of portfolio-based reserves on non-impaired real estate loans receivable with an amortized cost basis of $561.7 million. As of December 31, 2010, real estate loans receivable with an amortized cost basis of $77.2 million are on nonaccrual status. The asset-specific reserves relate to following impaired loans: the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan, the subordinated debt investment in Petra Fund REIT Corp and the Artisan Multifamily Portfolio Mezzanine Loan. The Company recorded provision for loan losses of $11.0 million, $178.8 million and $104.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, the Company believes it is probable that a loss has occurred within the pool. For the year ended December 31, 2010, the provision for loan losses was comprised of an increase of $16.9 million to the asset-specific loan loss reserves, offset by a reduction of $5.9 million calculated on a portfolio-basis. During the year ended December 31, 2010, the Company also charged-off $18.5 million of reserves for loan losses related to the Tribeca Loans in conjunction with the Company’s foreclosure on the underlying project (see – “Tribeca Building Foreclosure”) and $5.2 million of reserves for loan losses related to foreclosure of the 200 Professional Drive Loan Origination (see – “200 Professional Drive Loan Origination Foreclosure”). For the year ended December 31, 2009, the change in loan loss reserves was comprised of $208.8 million, calculated on an asset-specific basis, partially offset by a reduction of $30.0 million to the portfolio-based reserve. During the year ended December 31, 2009, the Company also charged-off $172.2 million of reserves for loan losses. For the year ended December 31, 2008, the change in loan loss reserves was comprised of $50.0 million, calculated on an asset-specific basis, and $54.0 million of portfolio-based reserves.

Concentration of Credit Risks

The Company’s investment in the GKK Mezzanine Loan, totaling $457.9 million as of December 31, 2010, represents a significant investment to the Company that as of December 31, 2010, comprised 19% of the Company’s total assets and 84% of the Company’s total investments in loans receivable, after loan loss reserves. During the year ended December 31, 2010, the GKK Mezzanine Loan provided 12% of the Company’s revenues and 67% of the Company’s interest income from loans receivable. The GKK Mezzanine Loan was to mature on March 11, 2011. Subsequent to December 31, 2010, the maturity of the loan was extended to April 15, 2011. The GKK Mezzanine Loan is the primary security for two repurchase agreements totaling $270.9 million as of December 31, 2010. See Note 9, “Notes Payable and Repurchase Agreements” and Note 17, “Commitments and Contingencies – Concentration of Credit Risks.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “GKK Borrower”). As of September 30, 2010, the most recent date that data is available, AFR and its subsidiaries owned 952 (898 consolidated (wholly owned) and 54 joint venture (partially owned)) office and bank branch properties located in 36 states and Washington, D.C., including partial ownership interests in 54 bank branch properties (a 99% interest in 52 properties and a 1% interest in 2 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.7 billion at September 30, 2010 and prior to extension, bore interest at a variable rate of one-month LIBOR plus 520 basis points. See Note 17, ”Commitments and Contingencies – Concentration of Credit Risks.” Prior to maturity, the GKK Borrower under the GKK Mezzanine Loan is required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The GKK Borrower is also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company.

Below is summary financial information of the collateral securing the GKK Mezzanine Loan. For periods prior to Gramercy’s acquisition of AFR on April 1, 2008, AFR’s historical summary financial information is presented. For the periods subsequent to Gramercy’s acquisition of AFR, the summary consolidated financial information of the GKK Borrower is presented. The Company is providing the consolidated financial information of the GKK Borrower of the GKK Mezzanine Loan for the periods after April 1, 2008 because the only assets of the GKK Borrower are ownership interests in AFR and subsidiaries of AFR and the GKK Mezzanine Loan is secured by pledges of 100% of the equity interests in AFR and 100% or less of the equity interests in certain subsidiaries of AFR. The consolidated financial information of the GKK Borrower is not directly comparable to historical financial information of AFR due to closing adjustments associated with Gramercy’s acquisition of AFR. Gramercy has filed a Current Report on Form 8-K and a Form12b-25, Notification of Late Filing, informing its shareholders that Gramercy is unable to file its Form 10-K within the prescribed time period due to continuing uncertainties relating to the results of its negotiations relating to the extension of the pending maturity of certain of its debt (including the GKK Mezzanine Loan, which is payable to the Company), which matures on April 15, 2011. Accordingly, as of the date of this filing, the GKK Borrower’s 2010 full year results are not available, and therefore, the Company is presenting the most recent data available, which is as of and for the periods ended September 30, 2010.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The summarized unaudited financial information derived from Gramercy’s real estate segment, as disclosed in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as filed with the SEC, and adjusted for discontinued operations and certain general and administrative expenses is as follows (in thousands):

	AFR Pre-Acquisition (1)	GKK Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2007 (unaudited)	As of December 31, 2008 (unaudited)	As of December 31, 2009 (unaudited)	As of September 30, 2010 (unaudited)
Real estate investments, net	$2,108,532	$3,178,527	$3,147,249	$3,086,880
Cash and cash equivalents	124,848	91,240	33,544	32,428
Other assets	997,998	893,419	702,486	672,214

Total assets	$3,231,378	$4,163,186	$3,883,279	$3,791,522

Mortgage notes payable	$1,436,248	$2,469,993	$2,337,758	$2,296,511
Other liabilities	1,181,333	1,052,138	1,012,294	957,710

Total liabilities	2,617,581	3,522,131	3,350,052	3,254,221

Total AFR or the Borrower’s stockholders’ equity	606,417	638,343	532,032	535,922
Noncontrolling interest	7,380	2,712	1,195	1,379

Total equity	613,797	641,055	533,227	537,301

Total liabilities and equity	$3,231,378	$4,163,186	$3,883,279	$3,791,522

	AFR Pre-Acquisition (1)	GKK Borrower Post-Acquisition (2)	Combined GKK Borrower and AFR (3)	GKK Borrower Post-Acquisition (2)
Income Statement	Three Months Ended March 31, 2008 (unaudited)	Nine Months Ended December 31, 2008 (unaudited)	Year Ended December 31, 2008 (unaudited)	Year Ended December 31, 2009 (unaudited)
Total revenues	$94,399	$325,364	$419,763	$437,395
Total operating expenses	(56,311)	(141,595)	(197,906)	(213,555)
Interest and other income	2,272	3,250	5,522	3,522
Depreciation and amortization	(30,189)	(69,062)	(99,251)	(110,177)
Interest expense	(30,353)	(119,954)	(150,307)	(126,678)
Gain on sale of properties	—	—	—	4,096
Equity in loss from joint venture	(542)	(2,092)	(2,634)	(2,637)
Discontinued operations	10,024	(73)	9,951	(7,129)

Net loss	(10,700)	(4,162)	(14,862)	(15,163)
Less: Net loss (income) attributable to the noncontrolling interest	1,220	(382)	838	(349)

Net (loss) income attributable to AFR or the Borrower	$(9,480)	$(4,544)	$(14,024)	$(15,512)

	GKK Borrower Post-Acquisition (2)
Income Statement	Three Months Ended September 30, 2009 (unaudited)	Three Months Ended September 30, 2010 (unaudited)	Nine Months Ended September 30, 2009 (unaudited)	Nine Months Ended September 30, 2010 (unaudited)
Total revenues	$108,344	$107,630	$327,108	$319,858
Total operating expenses	(49,264)	(47,653)	(148,559)	(140,619)
Interest and other income	804	806	2,760	3,129
Depreciation and amortization	(26,659)	(26,484)	(82,845)	(80,238)
Interest expense	(31,497)	(29,972)	(95,802)	(89,366)
Gain on sale of properties	1,934	1,127	3,913	2,439
Equity in net loss from unconsolidated joint ventures	(659)	(757)	(1,975)	(2,099)
Discontinued operations	586	(274)	(20)	(1,225)

Net income	3,589	4,423	4,580	11,879
Less: Net income attributable to the noncontrolling interest	(38)	(61)	(175)	(184)

Net income attributable to the Borrower	$3,551	$4,362	$4,405	$11,695

(1) Represents the historical summary financial information of AFR.

(2) Represents the summarized consolidated financial information of the GKK Borrower.

(3) Represents the combined summarized financial information of AFR and the GKK Borrower and is presented for informational purposes only. The combined summarized financial information is not directly comparable to financial information of the GKK Borrower as the AFR financial information does not include closing adjustments associated with Gramercy’s acquisition of AFR. The combined summarized financial information is not necessarily indicative of the actual results that would have been achieved had Gramercy acquired AFR prior to January 1, 2008.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

On March 9, 2010, the GKK Borrower exercised its option to extend the maturity of this loan to March 2011. On March 15, 2010, Gramercy issued a press release stating that the Gramercy Realty portfolio, which is the division of Gramercy that contains the GKK Borrower, will experience significant rollover, rent step-downs and capital requirements through March 2011. As a result, the Gramercy Realty portfolio is expected to generate negative cash flow during the extended term of the GKK Mezzanine Loan. In addition, Gramercy noted in the press release that it has retained EdgeRock Realty Advisors, LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructuring of Gramercy Realty’s mortgage and mezzanine debt. On November 2, 2010, Gramercy issued a press release stating that it does not expect that it will be able to refinance the entire amount of mortgage and mezzanine indebtedness related to the Gramercy Realty portfolio, which includes the GKK Mezzanine Loan, prior to the final maturity of the loans and that it is unlikely to have sufficient capital to satisfy any shortfall. Subsequent to December 31, 2010, the maturity of the GKK Mezzanine Loan was extended to April 15, 2011 in anticipation of negotiations during the extension period among the Company, GKK Borrower, Gramercy and certain other mortgage and mezzanine lenders to Gramercy Realty regarding a possible extension of the GKK Mezzanine Loan and certain of the Gramercy Realty mortgage and mezzanine indebtedness and to explore strategic alternatives with respect to the investment. In connection with the extension of the GKK Mezzanine Loan, the interest rate was increased from 5.20% over LIBOR to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.20%. See Note 17, “Commitments and Contingencies – Concentration of Credit Risks.”

Due to the uncertainty of the outcome of the negotiations of the GKK Mezzanine Loan and the related repurchase agreements, the Company performed an impairment analysis of the GKK Mezzanine Loan to determine whether the loan is collectible as of December 31, 2010. This impairment analysis used various assumptions to estimate the fair value of the underlying real estate assets. The key assumptions used in the Company’s analysis to determine the fair value of the underlying real estate included projected cash flows, real estate capitalization rates and real estate values per square foot. To estimate the fair value of leased properties (the majority of the portfolio), the Company generally used the 2011 projected cash flows and applied a portfolio market capitalization rate to such cash flows to determine the real estate value. The 2011 projected cash flows for the underlying real estate assets were obtained from the GKK Borrower, and while they appear reasonable based on historical cash flows, the Company can give no assurance to the accuracy of such information.

The underlying real estate assets related to the GKK Mezzanine Loan include a mixture of different property types, including office buildings, bank branches, call centers, land and parking structures. The Company’s calculated values of the underlying properties exceeded the combined outstanding mortgage loan balance encumbering the properties and the carrying value of the GKK Mezzanine Loan. Based on the Company’s analysis, which is limited by the information obtained to date, the Company has determined that the carrying value of the GKK Mezzanine Loan is fully secured by the collateral, and as a result, the Company has not recorded an impairment charge related to its investment in the GKK Mezzanine Loan as of December 31, 2010.

6.	REAL ESTATE SECURITIES

At December 31, 2010, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis. See Note 2, “Summary of Significant Accounting Policies.”

From acquisition through March 31, 2009, the Company had recognized through earnings other-than-temporary impairments of $18.2 million and $37.0 million on the Floating Rate CMBS and Fixed Rate Securities, respectively.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Beginning April 1, 2009, the Company was required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not more likely than not that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. On April 1, 2009, the Company determined the portion of the previously recorded other-than-temporary impairments that were not due to credit losses to be $14.8 million and recorded this amount as a cumulative transition adjustment to retained earnings, accumulated other comprehensive income and the amortized cost basis of the securities as of April 1, 2009, which effectively reversed $14.8 million of cumulative non-credit related other-than-temporary impairment charges from retained earnings. The Company recorded the amounts as unrealized losses within accumulated other comprehensive loss in the consolidated balance sheet. The entire adjustment of $14.8 million related to the Company’s investment in the Fixed Rate Securities; the Company determined that the entire other-than-temporary impairment previously recorded for the Floating Rate CMBS was credit-related.

As of December 31, 2010, the Company determined the fair value of the Fixed Rate Securities to be $18.3 million, resulting in unrealized gains of $6.1 million for the year ended December 31, 2010. The cumulative unrealized loss of $3.7 million on the Fixed Rate Securities as of December 31, 2010 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of December 31, 2010, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2009 value, resulting in no unrealized gain or loss for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

The following summarizes the activity related to real estate securities for the year ended December 31, 2010 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Real estate securities - December 31, 2009	$22,755	$(9,807)	$12,948
Unrealized gain	—	6,145	6,145
Interest accretion on real estate securities	(818)	—	(818)

Real estate securities - December 31, 2010	$21,937	$(3,662)	$18,275

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at December 31, 2010:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	—	—	18,275	(3,662)	18,275	(3,662)

	$—	$—	$18,275	$(3,662)	$18,275	$(3,662)

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2010, the Company disposed of one office property and one industrial property. The following table summarizes operating income from discontinued operations for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$2,692	$3,433	$3,084
Tenant reimbursements	656	900	1,021
Parking revenues and other operating income	120	82	—

Total revenues	3,468	4,415	4,105

Expenses:
Operating, maintenance and management	1,130	816	405
Real estate taxes and insurance	703	982	682
Asset management fees to affiliate	416	296	219
General and administrative expenses	31	18	7
Depreciation and amortization	1,006	2,275	1,746
Interest expense	833	1,044	1,047

Total expenses	4,119	5,431	4,106
Other interest income	2	1	2

(Loss) income from discontinued operations	$(649)	$(1,015)	$1

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of December 31, 2009 (dollars in thousands):

December 31, 2009
Real estate held for sale
Total real estate, at cost	$68,171
Accumulated depreciation and amortization	(3,890)

$64,281

Liabilities related to real estate held for sale
Note payable	$18,000

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

8.	FORECLOSED REAL ESTATE HELD FOR SALE

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

As of December 31, 2010, the Company’s investment in the Tribeca Building consisted of condominium units, retail space and parking spaces with a carrying value of $49.1 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. In addition, the Company had $0.8 million of other liabilities outstanding at December 31, 2010. During the year ended December 31, 2010, the Company sold 16 condominium units of the Tribeca Building and recognized a gain on sale of $2.0 million. During the year ended December 31, 2010, the Company recorded expenses of $3.5 million related to foreclosed real estate held for sale. As of December 31, 2010, the Company had repaid in full all mortgage debt on the Tribeca Building.

9.	NOTES PAYABLE AND REPURCHASE AGREEMENTS

As of December 31, 2010 and 2009, the Company’s notes payable consisted of the following (dollars in thousands):

Loan Type	Principal as of December 31, 2010	Principal as of December 31, 2009	Contractual Interest Rate as of December 31, 2010 (1)	Weighted-Average Interest Rate as of December 31, 2010 (1)	Weighted- Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$557,492	$534,551	4.1% - 6.4%	5.6%	2.5

	557,492	534,551

Variable Rate
Mortgage loans (3)(4)	504,417	545,417	(5)	2.7%	0.9
Mezzanine loans (3)(4)	139,492	137,478	(5)	2.4%	0.6
Repurchase agreements (6)	277,614	287,274	(7)	1.8%	0.2

	921,523	970,169

Total Notes Payable and Repurchase Agreements	$1,479,015	$1,504,720

(1) Contractual interest rate as of December 31, 2010 represents the range of interest rates in effect under these loans as of December 31, 2010. Weighted-average interest rate as of December 31, 2010 is calculated as the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at December 31, 2010, where applicable.

(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of December 31, 2010; subject to certain conditions, the maturity dates of certain loans may be further extended.

(3) The Company has entered into separate interest rate cap or swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”

(4) As of December 31, 2010, the Company had a $300.0 million mortgage loan and $139.5 million of mezzanine loans held through a consolidated joint venture, all of which are non-recourse to the Company. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. These loans mature on August 9, 2011. The terms of the loan agreements provide for the right to extend the loans for one additional one-year period upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. Although the Company believes that it will meet the terms for extension of these loans, the Company can give no assurance in this regard. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(5) The contractual interest rate of these loans will vary based on one-month LIBOR plus a fixed spread. The spread on the mortgage and mezzanine loans range from 0.8% to 2.8% and 1.3% to 3.0%, respectively.

(6) See “—Repurchase Agreements.”

(7) The contractual interest rate of these repurchase agreements will vary based on one-month LIBOR plus a fixed spread and one-week LIBOR plus a fixed spread. The spread on the repurchase agreements range from 1.0% to 1.5%.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

As of December 31, 2010, with the exception of one mortgage loan, all of the Company’s notes payable are interest-only loans during the terms of the loans with principal payable upon maturity. This mortgage loan has an outstanding principal balance of $41.0 million that requires monthly principal and interest payments, with principal payments calculated using an amortization schedule of 30 years during the term of the loan.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred interest expense of $58.2 million, $59.9 million and $67.3 million, respectively. Of this amount, $3.9 million and $4.0 million were payable at December 31, 2010 and 2009, respectively. Included in interest expense was the amortization of deferred financing costs of $2.4 million, $4.9 million and $7.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $6.0 million, $5.9 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a schedule of maturities for all notes payable and repurchase agreements outstanding as of December 31, 2010 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
2011	$581,709	$270,923	$852,632	$39,717	$270,923	$310,640
2012	267,408	—	267,408	763,700	—	763,700
2013	103,142	6,691	109,833	148,842	—	148,842
2014	186,942	—	186,942	146,001	6,691	152,692
2015	—	—	—	40,941	—	40,941
Thereafter	62,200	—	62,200	62,200	—	62,200

	$1,201,401	$277,614	$1,479,015	$1,201,401	$277,614	$1,479,015

(1) Represents the maturities of all notes payable outstanding as of December 31, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Repurchase Agreements

The carrying values of repurchase agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of December 31, 2010 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral		Repurchase Agreement Counterparties
GKK I - Mezzanine Loan	Real estate loans receivable, net	$152,394	$257,597	03/09/2011	(1)(2)	Goldman Sachs Mortgage Company
GKK II - Mezzanine Loan	Real estate loans receivable, net	118,529	200,353	03/09/2011	(1)(2)	Citigroup Financial Products, Inc.
Fixed Rate Securities	Real estate securities	6,691	18,275	12/31/2017		Deutsche Bank Securities, Inc.

		$277,614	$476,225

(1) The Company is a guarantor of these repurchase agreements. See Note 5, “Real Estate Loans Receivable – Concentration of Credit Risks” and Note 17, “Commitments and Contingencies – Concentration of Credit Risks” for more information on the Company’s investment in the GKK Mezzanine Loan and the related repurchase agreements.

(2) The Company entered into agreements to extend the maturity dates of these repurchase agreements to April 8, 2011, and upon satisfaction of certain conditions, to April 22, 2011. See Note 17, “Commitments and Contingencies – Concentration of Credit Risks.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Recent Financing Transactions

Millennium I Building Revolving Loan

On February 12, 2010, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. The Company obtained a three-year revolving loan from a financial institution that allows the Company to draw up to $29.5 million (the “Millennium I Building Revolving Loan”), subject to certain terms and restrictions. The Millennium I Building Revolving Loan bears interest at a floating rate equal to 375 basis points over one-month LIBOR, but at no point may the interest rate be less than 5.25% for unswapped portions of the loan. As of December 31, 2010, the Company had not made any draws on the Millennium I Building Revolving Loan. The loan matures on March 1, 2013, subject to two one-year extension options.

The Millennium I Building Revolving Loan is secured by the Millennium I Building. KBS REIT Properties, LLC (“REIT Properties”) has provided a guaranty of the repayment of the Millennium I Building Revolving Loan. REIT Properties is one of the Company’s indirect wholly owned subsidiaries and indirectly wholly owns many of the Company’s properties.

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

Five Tower Bridge Mortgage Loan

On October 19, 2010, the Company, through an indirect wholly owned subsidiary (the “Five Tower Bridge Borrower”), entered into a mortgage loan with New York Life Insurance (the “Five Tower Bridge Lender”) for $41.0 million secured by the Five Tower Bridge Building (the “Five Tower Bridge Mortgage Loan”). The Five Tower Bridge Mortgage Loan matures on November 10, 2014 and bears interest at a fixed rate of 4.05% per annum. Monthly payments on the Five Tower Bridge Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 30 years during the term of the loan, with the remaining principal balance due at maturity. The Company has the right to repay the loan on or after December 10, 2012 upon no less than 60 days written notice to the lender and subject to a prepayment fee, unless prepayment occurs not more than 60 days prior to maturity. The Company used the proceeds from this loan to repay a previously outstanding mortgage on the property.

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

December 31, 2010

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of December 31, 2010 and 2009. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	December 31, 2010	December 31, 2009	Balance Sheet Location
Interest Rate Swap	07/11/2008	07/11/2012	$119,037	(1)	One-month LIBOR/ Fixed at 3.82%	$(3,608)	$(5,580)	Other liabilities
Interest Rate Swap	11/05/2008	10/14/2010	41,000		One-month LIBOR/ Fixed at 2.29%	—	(590)	Other liabilities
Interest Rate Swap	02/05/2009	03/01/2013	45,700		One-month LIBOR/ Fixed at 2.26%	(1,313)	(444)	Other liabilities
Interest Rate Cap	08/15/2009	08/15/2011	46,000		One-month LIBOR at 2.50%	—	105	Deferred financing costs, prepaid expenses and other assets
Interest Rate Cap	08/15/2010	08/15/2011	405,000		One-month LIBOR at 1.00%	20	—	Deferred financing costs, prepaid expenses and other assets

Total derivatives designated as hedging instruments			$656,737			$(4,901)	$(6,509)

(1) The notional value of this interest rate swap will be reduced to $39.7 million beginning August 1, 2011.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $1.5 million and unrealized losses of $0.4 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the years ended December 31, 2010 and 2009, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $5.9 million and $3.8 million of interest expense related to the effective portion of cash flow hedges during the years ended December 31, 2010 and 2009, respectively. The ineffective portion, reported as a component of interest expense, did not have a material impact on earnings and the Company does not anticipate that it will have a material impact in the future. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totals $4.4 million as of December 31, 2010 and is included in accumulated other comprehensive loss.

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

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of December 31, 2010, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

Notes payable and repurchase agreements: The fair value of the Company’s notes payable and repurchase agreements is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

The following are the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2010 and 2009, which carrying amounts do not approximate their fair value:

	December 31, 2010 (amounts in thousands)			December 31, 2009 (amounts in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$663,919	$546,236	$499,584	$796,972	$665,776	$613,341
Investment in unconsolidated joint venture	—	—	11,779	—	—	23,214
Financial liabilities:
Notes payable and repurchase agreements	$1,479,015	$1,479,015	$1,206,780	$1,504,720	$1,504,720	$1,327,611

(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, actual results could be materially different from the Company’s estimate of value.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Assets and Liabilities Recorded at Fair Value

During the year ended December 31, 2010, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$18,275	$—	$—	$18,275
Asset derivatives	20	—	20	—

Total Assets	$18,295	$—	$20	$18,275

Liability derivatives	$(4,921)	$—	$(4,921)	$—

Total Liabilities	$(4,921)	$—	$(4,921)	$—

During the year ended December 31, 2010, the Company measured the following assets and liabilities at fair value on a nonrecurring basis at the time the respective event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1) :
Foreclosed real estate held for sale	$90,606	$—	$—	$90,606
Impaired real estate	234,105	—	—	234,105

Total Assets	$324,711	$—	$—	$324,711

Liabilities assumed on foreclosed real estate held for sale	$(52,483)	$—	$—	$(52,483)

Total Liabilities	$(52,483)	$—	$—	$(52,483)

(1) Represent amounts at the time each event occurred.

When the Company has a collateral-dependent loan that is identified as being impaired, it is evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of the loan. Due to the nature of the properties collateralizing the Company’s impaired collateral-dependent loans, the Company estimated the fair value of the collateral by using an internally developed valuation model that utilizes the income approach to valuing real estate. This approach requires the Company to make significant judgments with respect to capitalization rates, market rental rates, occupancy rates, and operating expenses that are considered Level 3 inputs.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Company performed an impairment analysis related to its loans receivable as of December 31, 2010, including the outstanding GKK Mezzanine Loan. The Company determined that there was no impairment related to its investment in the GKK Mezzanine Loan as of December 31, 2010, based upon the estimated future cash flows of the loan or the value of the underlying collateral. See Note 5, “Real Estate Loans Receivable – Concentration of Credit Risks” for further discussion.

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

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

For the Year Ended December 31, 2010
Balance, December 31, 2009	$12,948
Unrealized losses on real estate securities	6,145
Interest accretion real estate securities	(818)

Balance, December 31, 2010	$18,275

Unrealized loss included in other comprehensive income (loss)	$6,145

12.	RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2011 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, the management of those investments and the disposition of investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2010, 2009 and 2008, no transactions occurred between the Company and these other entities.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2010, 2009 and 2008, respectively, and any related amounts payable as of December 31, 2010 and 2009 (in thousands):

	Incurred			Payable
	2010	2009	2008	2010	2009
Expensed
Asset management fees (1) (2)	$19,636	$22,108	$17,508	$5,386	$4,881
Reimbursement of operating expenses (3)	38	292	—	9	—
Disposition fees	726	—	—	—	—

Additional Paid-in Capital
Selling commissions	1,160	1,494	48,979	—	—
Dealer manager fees	—	—	30,100	—	—
Reimbursable other offering costs	—	79	2,918	—	—

Capitalized
Acquisition fees	—	—	9,686	—	—
Advances from Advisor	—	—	—	1,600	1,600

	$21,560	$23,973	$109,191	$6,995	$6,481

(1) See Note 2, “Summary of Significant Accounting Policies — Related Party Transactions — Asset Management Fee.”

(2) Amounts include asset management fees from discontinued operations.

(3) The Advisor may seek reimbursement for employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts were the only employee costs reimbursed under the Advisory Agreement as of December 31, 2010. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Pursuant to the Advisory Agreement, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement). The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the Funds from Operations condition per the Advisory Agreement; beginning in April 2010, the Company’s operations did not meet the Funds from Operations condition per the Advisory Agreement. As a result, as of December 31, 2010, the Company had accrued for incurred but unpaid performance fees of $5.4 million from inception through March 31, 2010. Although these performance fees have been incurred as of December 31, 2010, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of December 31, 2010, $1.6 million of advances from the Advisor remain unpaid.

13.	CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

The Company holds an 80% membership interest in a joint venture with New Leaf. The joint venture, referred to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with a remaining term of 12.25 years with respect to another industrial property. Although the Company holds an 80% membership interest and income, losses and distributions are generally allocated based on the members’ respective membership interests, the Company and New Leaf have equal voting rights with regard to certain major decisions. Based on these facts, the Company determined its investment in the National Industrial Portfolio joint venture to be a variable interest, and therefore, the National Industrial Portfolio joint venture to be a variable interest entity.

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

Due to provisions within the joint venture agreement that would allow the Company to exercise control over the liquidation of the joint venture, the Company concluded that it is the primary beneficiary of this variable interest entity. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest. During the year ended December 31, 2010, the National Industrial Portfolio joint venture recognized a net loss of $120.1 million.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

14.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES

Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Supplemental Disclosure of Cash Flow Information:
Interest paid	$55,952	$55,779	$60,760

Supplemental Disclosure of Significant Noncash Transactions:
Investment in real estate acquired through foreclosure	$90,606	$40,750	$—

Liabilities assumed through foreclosure of real estate	$52,483	—	—

(Decrease) increase in distributions payable	$263	$(2,554)	$5,592

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$46,540	$58,235	$55,691

15.	SEGMENT INFORMATION

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following tables summarize total revenues and NOI for each reportable segment for the years ended December 31, 2010, 2009 and 2008, and total assets and total liabilities for each reportable segment as of December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Real estate segment	$199,146	$216,748	$195,595
Real estate-related segment	45,411	59,668	78,556

Total segment revenues	244,557	276,416	274,151
Corporate-level	—	—	50

Total Revenues	$244,557	$276,416	$274,201

Interest Expense:
Real estate segment	$53,060	$54,345	$61,791
Real estate-related segment	5,114	5,542	5,465

Total interest expense	$58,174	$59,887	$67,256

NOI:
Real estate segment	$59,263	$73,653	$58,137
Real estate-related segment	41,707	50,367	68,542

Total NOI	$100,970	$124,020	$126,679

	December 31,
	2010	2009
Assets: (1)
Real estate segment	$1,679,276	$1,856,666
Real estate-related segment	568,149	682,048

Total segment assets	2,247,425	2,538,714
Real estate held for sale	—	64,281
Forclosed real estate held for sale	49,110	—
Corporate-level (2)	136,855	37,016

Total assets	$2,433,390	$2,640,011

Liabilities:
Real estate segment	$1,259,647	$1,274,721
Real estate-related segment	278,211	287,758

Total segment liabilities	1,537,858	1,562,479
Real estate held for sale	—	18,000
Corporate-level (3)	10,648	10,171

Total liabilities	$1,548,506	$1,590,650

(1) The Company had $20.8 million and $24.3 million in additions to long-lived assets in the real estate segment during the years ended December 31, 2010 and 2009, respectively. There are no long-lived assets in the real estate-related segment.

(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $136.7 million and $36.9 million as of December 31, 2010 and 2009, respectively.

(3) As of December 31, 2010 and 2009, corporate-level liabilities consisted primarily of amounts due to affiliates, accruals for legal and accounting fees and distributions payable.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following table reconciles the Company’s net loss to its NOI for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Net loss	$(114,379)	$(186,335)	$(123,832)
Gain on sale of foreclosed real estate held for sale	(2,011)	—	—
Other interest income	(191)	(207)	(4,333)
Loss on derivative instruments	—	8	303
General and administrative expenses	8,382	7,623	5,188
Depreciation and amortization	79,667	118,036	95,275
Impairment charge on real estate	123,453	—	—
Provision for loan losses	11,046	178,813	104,000
Other-than-temporary impairments of real estate securities	—	5,067	50,079
Total income (loss) from discontinued operations	(4,997)	1,015	(1)

NOI	$100,970	$124,020	$126,679

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$64,624	$61,715	$61,065	$57,153
Net income (loss) attributable to common stockholders	$4,418	$(95,706)	$3,783	$(2,847)
Income (loss) per common share, basic and diluted	$0.03	$(0.53)	$0.02	$(0.02)
Distributions declared per common share (1)	$0.129	$0.131	$0.132	$0.133

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$78,839	$71,277	$65,662	$60,638
Net income (loss) attributable to common stockholders	$(1,851)	$(170,770)	$3,595	$(13,940)
Income (loss) per common share, basic and diluted	$(0.01)	$(0.96)	$0.02	$(0.08)
Distributions declared per common share (1)	$0.172	$0.175	$0.132	$0.133

(1) Distributions declared per common share assumes the share was issued and outstanding each day during the respective quarterly period from January 1, 2009 through December 31, 2010. Each day during the period from January 1, 2009 through December 31, 2010 was a record date for distributions. Distributions were calculated at a rate of $0.0019178 per share per day from January 1, 2009 through June 30, 2009 and at a rate of $0.00143836 per share per day from July 1, 2009 through December 31, 2010.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

Concentration of Credit Risks

The Company owns a significant number of mezzanine loans that as of December 31, 2010 comprised 21% of the Company’s total assets and 78% of the Company’s total investments in loans receivable, before loan loss reserves. During the year ended December 31, 2010, the Company’s investments in mezzanine loans provided 14% of the Company’s revenues and 82% of the Company’s interest income from loans receivable.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The GKK Mezzanine Loan represents a significant investment to the Company that as of December 31, 2010 comprised 19% of the Company’s total assets and 84% of the Company’s total investments in loans receivable, after loan loss reserves. During the year ended December 31, 2010, the GKK Mezzanine Loan provided 12% of the Company’s revenues and 67% of the Company’s interest income from loans receivable. As of December 31, 2010, the Company has not recorded an impairment charge related to its investment in the GKK Mezzanine Loan. Based on an analysis of the value of the assets securing the GKK Mezzanine Loan, the Company concluded that the GKK Mezzanine Loan is fully secured by the collateral and no impairment is necessary as of December 31, 2010. The Company will continue to monitor the performance of the Gramercy Realty portfolio and the performance of the GKK Borrower under the terms of the GKK Mezzanine Loan. There is no assurance that the Company will not realize an impairment charge related to this investment in the future and it is reasonably possible that as a result of receiving additional information related to the assets securing the GKK Mezzanine Loan or a change in other facts and circumstances that an impairment may be realized. The cash flows provided by the properties securing the GKK Mezzanine Loan are currently sufficient to cover the GKK Borrower’s debt service obligations should the GKK Mezzanine Loan be further extended; however, the interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. If the cash flows provided by the properties were to decrease to the extent that these cash flows were no longer sufficient to cover debt service obligations, the GKK Borrower might rely on its parent company to fund any debt service shortfalls. In the event the GKK Borrower’s parent company was unable or unwilling to do so, the GKK Borrower might default under any extension to its loan.

As of December 31, 2010, the outstanding principal balance of the GKK Mezzanine Loan was $458.6 million. The GKK Mezzanine Loan is security for two repurchase agreements totaling $270.9 million as of December 31, 2010. Prior to the extensions discussed below, the maturity date of the GKK Mezzanine Loan was March 11, 2011 and the maturity dates of the repurchase agreements were March 9, 2011.

On March 11, 2011 and on March 13, 2011, the Company, through wholly owned subsidiaries, and the GKK Borrower entered into agreements to extend the maturity date of the GKK Mezzanine Loan to April 15, 2011, respectively. These extension agreements also extended the maturity dates of the mortgage loan (the “Mortgage Loan”) and the junior mezzanine loan (the “Junior Mezzanine Loan”) related to Gramercy’s realty portfolio to April 15, 2011. The Company has no ownership interest in either the Mortgage Loan or the Junior Mezzanine Loan. As part of the GKK extension agreements, Gramercy agreed to pay $3.5 million in the aggregate on March 14, 2011 for amounts that may be due and payable by it under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan and for costs and expenses the GKK Borrower or the borrowers under the Mortgage Loan or Junior Mezzanine Loan are otherwise responsible to pay. The extension agreements provide that as of March 12, 2011 interest will accrue on the mezzanine loan at a rate equal to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.2%. Notwithstanding anything contained in the extension agreements to the contrary, in the event that the GKK Borrower or the borrowers under the Mortgage Loan or Junior Mezzanine Loan fail to pay invoices related to the Gramercy realty portfolio and the related assets when such invoices become due, then the Company, the Mortgage Loan lenders and the Junior Mezzanine Loan lenders may give notice, at their discretion, that a termination event has occurred under the extension agreements and, upon such notice, the maturity date under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan shall be deemed to have occurred. The purposes of these extension agreements with the GKK Borrower and the borrowers under the Mortgage Loan and Junior Mezzanine Loan are to consider proposals regarding long-term extensions of the loans and to explore strategic alternatives with respect to the investment. The Company can give no assurance as to the outcome of any of these negotiations.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

On March 9, 2011 and March 13, 2011, the Company’s subsidiaries that are the borrowers under the repurchase agreements (collectively, “KBS GKK”) entered into agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement to April 8, 2011 and, upon the satisfaction of certain conditions in the GKK extension agreements (referenced above), to April 22, 2011. As part of the extensions of the repurchase agreements, the Company paid $5.0 million in the aggregate to the repurchase agreement lenders and paid an additional $5.0 million in the aggregate to the repurchase agreement lenders on March 22, 2011. Of the initial $5.0 million paid to the lenders, approximately $4.1 million will be used for the reduction of the principal balance under the repurchase agreements. Under the terms of the extensions to the repurchase agreements, KBS GKK and the lenders generally agreed not to exercise any rights under the GKK Mezzanine Loan agreements without the others’ prior written consent, except the lenders have the right to exercise KBS GKK voting and consent rights (without KBS GKK’s consent) in the event of any bankruptcy, act of insolvency or similar proceeding with respect to the GKK Borrower under the GKK Mezzanine Loan or any borrower under the Mortgage Loan or Junior Mezzanine Loan, or should any action occur with respect to which the lenders, in their sole determination, deem it necessary or advisable to avoid or otherwise address an actual or potential material adverse effect on the value of the real estate assets owned by the subsidiaries of the GKK Borrower under the GKK Mezzanine Loan. Additionally, to the extent KBS GKK or any of its affiliates acquire the equity in the GKK Borrower or any of its subsidiaries, or acquire any rights to exercise any vote or action in connection with such equity, KBS GKK agreed not to exercise such rights without the repurchase agreement lenders’ prior written consent. KBS GKK further agreed that any proceeds from the GKK Mezzanine Loan, including the equity in the GKK Borrower or any of its subsidiaries, shall be delivered to the repurchase agreement lenders as additional collateral under the Repurchase Agreements. From and after March 9, 2011, certain amounts owed by KBS GKK to the lenders under the Repurchase Agreements will accrue interest at an annual rate equal to the Federal Funds Rate plus 450 basis points (from LIBOR plus 150 basis points prior to the extension). KBS GKK will pay to the lenders all amounts received by KBS GKK under the GKK Mezzanine Loan in excess of interest payments.

The extensions to the repurchase agreements were granted in anticipation of negotiations during the extension period among the parties regarding possible two-year extensions of the repurchase agreements. The possible two-year extensions would be conditioned on KBS GKK paying its lenders approximately $130.0 million (reduced by the payments made by KBS GKK under the extensions to the repurchase agreements). A portion of these payments would be used to pay costs and expenses and the remainder of these payments would be used to repay the outstanding principal balance under the repurchase agreements. However, the Company can give no assurance as to the ultimate outcome of these negotiations. Even if the Company is able to reach an agreement with KBS GKK’s lenders to extend the repurchase agreements for two years, there is no assurance that the Company will be able to raise the capital necessary to pay the repurchase agreement lenders $130 million within the time period required. If the Company is unable to reach an agreement during the extension period, there is no guarantee that KBS GKK will be able to repay the outstanding amounts under the repurchase agreements, refinance the outstanding balance under the repurchase agreements with other lenders or otherwise renegotiate the terms of the repurchase agreements with the current lenders.

Should KBS GKK default under the repurchase agreements, the Company, as guarantor of the repurchase agreements, would be obligated to satisfy all obligations of KBS GKK under the repurchase agreements. In such instance, the Company may be required to make cash payments, attempt to obtain additional financing and/or pledge any or all of its real estate-related assets as additional collateral under the repurchase agreements. The Company may also be required to surrender to the repurchase agreement lenders its investment in the GKK Mezzanine Loan, which has an outstanding principal balance of $458.6 million as of March 9, 2011 and secures the repurchase agreements. Under the terms of the guaranty, the guarantor’s liability is primary, and the Company would be required to pay all amounts outstanding under the repurchase agreements. As of March 31, 2011, the Company does not have sufficient cash to repay the amounts outstanding under the repurchase agreements should the guaranty be called by the lenders. The Company may be forced to sell or surrender assets it would not otherwise wish to sell to meet the guaranty obligations.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

In the event of defaults under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan (whether on the extended maturity date or a default related to a to be negotiated extension), the most junior lender could foreclose on the ownership interests of the junior borrower and either operate the properties and pay the debt service on the remaining loans, or, if the values were sufficient, sell the properties and repay the remaining loans. If the most junior lender elected not to foreclose on the ownership interests of the junior borrower, the Company could (subject to obtaining approval of the repurchase agreement lenders) foreclose on the membership interests of the GKK Borrowers and assume the more senior loans. Under such a scenario, the Company could decide to operate the properties and pay the debt service, or, if the values were sufficient, sell some or all of the properties and repay the remaining loans. In some cases, if the Company were to foreclose on the membership interests of the GKK Borrower, the Company may need to obtain the consent of third party lenders to assume the debt placed on the properties owned by the subsidiaries of the GKK Borrower. The Company may not have the ability or willingness to operate the properties or assume the liabilities related to the properties. If the Company decides to operate the properties, the Company would need to extend the first priority liens on the properties beyond April 15, 2011 and it would need to repay or refinance the amounts outstanding under the repurchase agreements (discussed above) or renegotiate the terms of the repurchase agreements. There is no guarantee that the senior mortgage lenders and the repurchase agreement lenders would be willing to do so.

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

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

18.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Distributions Paid

On January 14, 2011, the Company paid distributions of $8.3 million, which related to distributions declared for each day in the period from December 1, 2010 through December 31, 2010. On February 15, 2011, the Company paid distributions of $8.3 million, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011, and on March 15, 2011, the Company paid distributions of $7.5 million, which related to distributions declared for each day in the period from February 1, 2011 through February 28, 2011.

Distributions Declared

On January 21, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which the Company paid on March 15, 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which the Company expects to pay in April 2011. On March 28, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which the Company expects to pay in May 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

KBS REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00143836 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 5.25% annualized rate based on a purchase price of $10.00 per share or a 7.17% annualized rate based on shares purchased under the Company’s dividend reinvestment plan at the current price per share of $7.32.

Pay-off of the Midland Industrial Buildings Mortgage Loan

On December 22, 2006, in connection with the acquisition of Midland Industrial Portfolio, the Company, through an indirect wholly owned subsidiary, entered into a five-year mortgage loan with Greenwich Capital Financial Products, Inc. for $24.1 million secured by the Midland Industrial Portfolio (the “Midland Industrial Buildings Mortgage Loan”). The Midland Industrial Buildings Mortgage Loan bore interest at a fixed rated of 5.775% per annum for the first two years and 5.855% thereafter. On January 6, 2011, the maturity date of the loan, the Company paid off the entire principal balance outstanding and accrued interest in the amount of $24.2 million.

Extension of GKK Mezzanine Loan and Repurchase Agreements

On March 11, 2011 and on March 13, 2011, the Company, through wholly owned subsidiaries, and the GKK Borrower entered into agreements to extend the maturity date of the GKK Mezzanine Loan to April 15, 2011, respectively. On March 9, 2011 and March 13, 2011, the Company’s subsidiaries that are the borrowers under the repurchase agreements related to the GKK Mezzanine Loan entered into agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement to April 8, 2011 and, upon the satisfaction of certain conditions in the GKK extension agreements, to April 22, 2011. See Note 17, ”Commitments and Contingencies – Concentration of Credit Risks.”

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2010
Allowance for doubtful accounts	$2,555	$654	$(2,592)	$617
Reserve for loan losses	110,478	11,046	(23,724)	97,800

Year Ended December 31, 2009
Allowance for doubtful accounts	$760	$2,430	$(635)	$2,555
Reserve for loan losses	104,000	178,634	(172,156)	110,478

Year Ended December 31, 2008
Allowance for doubtful accounts	$234	$531	$(5)	$760
Reserve for loan losses	—	104,000	—	104,000

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2010

(dollar amounts in thousands)

				Initial Cost to Company			Costs Capitalized	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Original
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	and Amortization	Date of Construction	Date Acquired
Sabal Pavilion Building	Tampa, FL	100%	$14,700	$3,245	$22,455	$25,700	$1,125	$3,245	$19,663	$22,908	2,297	1998	07/07/2006

Plaza in Clayton	Saint Louis, MO	100%	62,200	2,793	91,162	93,955	7,299	2,793	90,437	93,230	13,103	2001	09/27/2006

825 University Avenue Building	Norwood, MA	100%	19,000	4,165	27,087	31,252	20	4,165	27,103	31,268	5,314	2004/2006	12/05/2006

Midland Industrial Buildings	McDonough, GA	100%	24,050	5,040	30,504	35,544	—	5,040	30,578	35,618	4,356	2000	12/22/2006

Crescent Green Buildings	Cary, NC	100%	32,400	6,200	42,508	48,708	337	6,200	41,254	47,454	7,003	1996/1997/1998	01/31/2007

625 Second Street Building	San Francisco, CA	100%	33,700	8,400	43,430	51,830	3,051	8,400	42,834	51,234	4,413	1906/1999	01/31/2007

Sabal VI Building	Tampa, FL	100%	11,040	2,600	14,917	17,517	568	2,600	15,173	17,773	2,395	1988	03/05/2007

The Offices at Kensington	Sugar Land, TX	100%	18,500	1,575	27,161	28,736	1,581	1,575	27,522	29,097	3,407	1998	03/29/2007

Royal Ridge Building	Alpharetta, GA	100%	21,718	3,500	33,166	36,666	550	3,500	29,968	33,468	4,845	2001	06/21/2007

9815 Goethe Road Building	Sacramento, CA	100%	—	2,043	15,180	17,223	18	2,043	14,826	16,869	3,083	1992	06/26/2007

Bridgeway Technology Center	Newark, CA	100%	26,824	11,299	34,705	46,004	91	11,300	31,144	42,444	2,858	1996	06/27/2007

Opus National Industrial Portfolio	Various	100%	69,277	18,455	110,149	128,604	1,013	18,455	108,209	126,664	13,470	Various	07/25/2007

National Industrial Portfolio (3)	Various	80%	439,492	71,468	452,255	523,723	11,004	50,597	272,344	322,941	10,497	Various	08/08/2007

Plano Corporate Center I & II	Plano, TX	100%	30,591	5,344	45,273	50,617	2,599	5,344	46,562	51,906	7,175	1999/2001	08/28/2007

2200 West Loop South Building	Houston, TX	100%	17,426	7,446	31,015	38,461	1,975	7,446	31,392	38,838	3,977	1974/2000	09/05/2007

ADP Plaza	Portland, OR	100%	20,900	5,100	28,755	33,855	1,954	5,100	28,446	33,546	3,459	1981	11/07/2007

Woodfield Preserve Office Center	Schaumburg, IL	100%	80,000	7,001	121,603	128,604	3,117	7,001	117,385	124,386	18,664	2001	11/13/2007

Nashville Flex Portfolio	Nashville, TN	100%	29,728	8,350	46,441	54,791	3,426	8,350	46,165	54,515	6,108	Various	11/15/2007

Patrick Henry Corporate Center	Newport News, VA	100%	10,175	5,050	13,900	18,950	1,627	5,050	13,983	19,033	1,815	1989	11/29/2007

South Towne Corporate Center I and II	Sandy, UT	100%	22,500	4,600	45,921	50,521	2,392	4,600	46,450	51,050	5,586	1999/2006	11/30/2007

Rivertech I and II	Billerica, MA	100%	25,025	3,931	42,111	46,042	—	3,931	42,130	46,061	5,841	1983/2001,2007	02/20/2008

Suwanee Pointe	Suwanee, GA	100%	9,790	2,030	16,185	18,215	—	2,030	16,185	18,215	2,010	2008	05/22/2008

Millennium I Building	Addison, TX	100%	—	3,350	71,657	75,007	5,527	3,350	73,164	76,514	8,055	2000	06/05/2008

Tysons Dulles Plaza	McLean, VA	100%	76,375	38,839	121,210	160,049	3,404	38,839	122,419	161,258	15,738	1986-1990	06/06/2008

Great Oaks Center	Alpharetta, GA	100%	19,349	7,743	28,330	36,073	110	7,743	27,656	35,399	2,678	1999	07/18/2008

University Park Buildings	Sacramento, CA	100%	10,123	4,520	22,029	26,549	435	4,520	21,908	26,428	2,823	1981	07/31/2008

Meridian Tower	Tulsa, OK	100%	7,626	2,050	16,728	18,778	1,054	2,050	16,849	18,899	2,821	1982	08/18/2008

North Creek Parkway Center	Bothell, WA	100%	18,634	11,200	30,755	41,955	2,727	11,200	31,579	42,779	4,437	1986-1987	08/28/2008

Five Tower Bridge Building	West Conshohocken, PA	100%	40,941	10,477	65,689	76,166	3,408	10,477	67,097	77,574	7,735	2001	10/14/2008

City Gate Plaza	Sacramento, CA	100%	9,317	2,880	18,895	21,775	3	2,880	18,383	21,263	2,092	1988-1990	11/25/2008

		TOTAL	$1,201,401	$270,694	$1,711,176	$1,981,870	$60,415	$249,824	$1,518,808	$1,768,632	$178,055

(1) Building and improvements include tenant origination and absorption costs.

(2) The aggregate cost of real estate for federal income tax purposes was $1.9 billion.

(3) During the year ended December 31, 2010, the Company recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2010

(dollar amounts in thousands)

	2010	2009	2008
Real Estate (1)
Balance at the beginning of the year	$2,004,924	$2,007,576	$1,495,007
Acquisitions	—	39,440 (2)	520,609
Improvements	20,792	21,218	13,410
Write-off of fully depreciated and fully amortized assets	(35,081)	(63,310)	(21,450)
Impairment	(154,742)	—	—
Sales	(67,261)	—	—

Balance at the end of the year	$1,768,632	$2,004,924	$2,007,576

Accumulated depreciation (1)
Balance at the beginning of the year	$176,321	$120,685	$45,444
Depreciation expense	77,912	118,946	96,691
Write-off of fully depreciated and fully amortized assets	(35,081)	(63,310)	(21,450)
Impairment	(37,169)	—	—
Sales	(3,928)	—	—

Balance at the end of the year	$178,055	$176,321	$120,685

(1) Amounts include real estate held for sale.

(2) Acquisition in 2009 relates to the 18301 Von Karman Building, which the Company received in satisfaction of its investment in the 18301 Von Karman Loans on October 6, 2009.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

(dollar amounts in thousands)

	Interest Rate(1)	Interest Rate as of December 31, 2010 (1)	Final Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Wholly Owned
Sabal Pavilion Building - Mortgage Loan	6.38%	6.38%	08/01/13	Interest only	$—	$14,700	$14,700
Plaza in Clayton - Mortgage Loan	5.90%	5.90%	10/06/16	Interest only	—	62,200	62,200
Crescent Green Building - Mortgage Loan	5.68%	5.68%	02/01/12	Interest only	—	32,400	32,400
625 Second Street Building - Mortgage Loan	5.85%	5.85%	02/01/14	Interest only	—	33,700	33,700
Sabal VI Building - Mortgage Loan	5.84%	5.84%	10/01/11	Interest only	—	11,040	11,040
The Offices at Kensington - Mortgage Loan	5.52%	5.52%	04/01/14	Interest only	—	18,500	18,500
Royal Ridge Building - Mortgage Loan	5.96%	5.96%	09/01/13	Interest only	—	21,718	21,718
Plano Corporate Center I & II - Mortgage Loan	5.90%	5.90%	09/01/12	Interest only	—	30,591	30,591
2200 West Loop South Building - Mortgage Loan	5.89%	5.89%	10/01/14	Interest only	—	17,426	17,426
ADP Plaza - Mortgage Loan	5.56%	5.56%	10/01/13	Interest only	—	20,900	20,900
Tysons Dulles Plaza - Mortgage Loan	5.90%	5.90%	03/10/14	Interest only	—	76,375	76,375
Five Tower Bridge - Revolving Loan	4.05%	4.05%	11/10/14	Principal and Interest	—	40,941	40,941

825 University Avenue Building - Mortgage Loan	5.59%	5.59%	12/06/13	Interest only	—	19,000	19,000
Midland Industrial Buildings - Mortgage Loan	5.86%	5.86%	01/06/11	Interest only	—	24,050	24,050
Bridgeway Technology Center - Mortgage Loan	6.07%	6.07%	08/01/13	Interest only	—	26,824	26,824
Cedar Bluffs - Mortgage Loan	5.86%	5.86%	07/01/11	Interest only	—	4,627	4,627
Portfolio Mortgage Loan #1	5.30%	5.30%	05/01/11	Interest only	—	102,500	102,500
Portfolio Mortgage Loan #2	One-month LIBOR + 2.20%	5.13%	07/09/12	Interest only	—	158,717	158,717
Portfolio Mortgage Loan #3	One-month LIBOR + 2.75%	5.01%	03/01/12	Interest only	—	45,700	45,700

					—	761,909	761,909

National Industrial Portfolio Joint Venture
National Industrial Portfolio - Mortgage Loan	One-month LIBOR + 0.84%	1.10%	08/09/11	Interest only	—	300,000	300,000
National Industrial Portfolio - Mezzanine Loan A	One-month LIBOR + 1.71%	1.97%	08/09/11	Interest only	—	40,200	40,200
National Industrial Portfolio - Mezzanine Loan B	One-month LIBOR + 2.01%	2.27%	08/09/11	Interest only	—	32,300	32,300
National Industrial Portfolio - Mezzanine Loan C	One-month LIBOR + 2.26%	2.52%	08/09/11	Interest only	—	32,300	32,300
National Industrial Portfolio - Mezzanine Loan D	One-month LIBOR + 3.01%	3.27%	08/09/11	Interest only	—	26,200	26,200
National Industrial Portfolio - Mezzanine Loan E	One-month LIBOR + 1.25%	1.51%	08/09/11	Interest only	—	8,492	8,492

					—	439,492	439,492

Total Notes Payable					$—	$1,201,401	$1,201,401

Repurchase Agreements
GKK I - Mezzanine Loan - Repurchase Agreement	One-month LIBOR + 1.50%	1.76%	03/09/11(3)	Interest only	$—	$152,394	$152,394
GKK II - Mezzanine Loan - Repurchase Agreement	One-month LIBOR + 1.50%	1.76%	03/09/11(3)	Interest only	—	118,529	118,529
Fixed Rate Securities - Repurchase Agreement	One-week LIBOR + 1.00%	1.25%	08/14/13	Interest only	—	6,691	6,691

Total Repurchase Agreements					$—	$277,614	$277,614

Total Notes Payable and Repurchase Agreements					$—	$1,479,015	$1,479,015

(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2010. Interest rate is calculated as the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at December 31, 2010, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2010; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) The Company entered into agreements to extend the maturity of these repurchase agreements to April 8, 2011, and upon the satisfaction of certain conditions, to April 22, 2011. See Note 17, ”Commitments and Contingencies – Concentration of Credit Risks” for further discussion about the extensions.

KBS REAL ESTATE INVESTMENT TRUST, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

December 31, 2010

(dollar amounts in thousands)

Reconciliation of Mortgage Loans on Real Estate
Balance at January 1, 2010	$1,504,720
Additions during period:
New mortgage loans	80,210
Draws on mezzanine loan	2,015
Deductions during period:
Pay-off of prior existing debt	(80,210)
Pay-off of loan with property disposition	(18,000)
Collections of principal	(9,720)

Balance at December 31, 2010	$1,479,015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 31, 2011.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ CHARLES J. SCHREIBER, JR. Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	March 31, 2011

/S/ DAVID E. SNYDER	Chief Financial Officer	March 31, 2011
David E. Snyder

/S/ PETER MCMILLAN III Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	March 31, 2011

/S/ STACIE K. YAMANE	Chief Accounting Officer	March 31, 2011
Stacie K. Yamane

/S/ HANK ADLER	Director	March 31, 2011
Hank Adler

/S/ BARBARA R. CAMBON	Director	March 31, 2011
Barbara R. Cambon

/S/ STUART A. GABRIEL, PH.D.	Director	March 31, 2011
Stuart A. Gabriel, Ph.D.