Form 10-Q
period 2011-03-31
KBS Real Estate Investment Trust, Inc.
filed 2011-05-13
CIK 1330622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011, there were 187,193,790 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Real estate held for investment:
Land (including from VIE of $50,598 and $50,598, respectively)	$249,824	$249,824
Buildings and improvements (including from VIE of $268,748 and $265,585, respectively)	1,445,551	1,437,974
Tenant origination and absorption costs (including from VIE of $3,558 and $3,602, respectively)	78,505	80,834

Total real estate held for investment, at cost and net of impairment charges	1,773,880	1,768,632
Less accumulated depreciation and amortization (including from VIE of $12,765 and $10,497, respectively)	(190,312)	(178,055)

Total real estate held for investment, net	1,583,568	1,590,577
Foreclosed real estate held for sale	40,786	49,110

Total real estate, net	1,624,354	1,639,687
Real estate loans receivable, net	547,208	546,236
Real estate securities	19,094	18,275

Total real estate and real estate-related investments, net	2,190,656	2,204,198
Cash and cash equivalents (including from VIE of $1,909 and $3,909, respectively)	111,119	151,908
Restricted cash (including from VIE of $4,754 and $5,855, respectively)	5,889	7,082
Rents and other receivables, net (including from VIE of $4,917 and $3,387, respectively)	35,702	30,636
Above-market leases, net (including from VIE of $453 and $536, respectively)	5,743	6,379
Deferred financing costs, prepaid expenses and other assets (including from VIE of $10,373 and $10,599, respectively)	37,237	33,187

Total assets	$2,386,346	$2,433,390

Liabilities and equity
Notes payable and repurchase agreements:
Notes payable (including from VIE of $440,193 and $439,493, respectively)	$1,177,875	$1,201,401
Repurchase agreements	268,246	277,614

Total notes payable and repurchase agreements	1,446,121	1,479,015
Accounts payable and accrued liabilities (including from VIE of $5,285 and $2,502, respectively)	25,070	19,164
Due to affiliates	6,997	6,995
Distributions payable	8,318	8,254
Below-market leases, net (including from VIE of $444 and $554, respectively)	16,310	17,728
Other liabilities (including from VIE of $912 and $2,705, respectively)	10,268	17,350

Total liabilities	1,513,084	1,548,506

Commitments and contingencies (Note 16)
Redeemable common stock	55,404	45,382
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 186,689,219 and 185,320,095 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,867	1,853
Additional paid-in capital	1,600,540	1,600,848
Cumulative distributions and net losses	(755,067)	(731,918)
Accumulated other comprehensive loss	(6,624)	(8,945)

Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	840,716	861,838
Noncontrolling interest	(22,858)	(22,336)

Total equity	817,858	839,502

Total liabilities and equity	$2,386,346	$2,433,390

The abbreviation VIE above means variable interest entity.

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$39,767	$43,558
Tenant reimbursements	8,084	8,289
Interest income from real estate loans receivable	8,476	11,118
Interest income from real estate securities	752	780
Parking revenues and other operating income	586	880

Total revenues	57,665	64,625

Expenses:
Operating, maintenance, and management	11,816	11,978
Real estate taxes, property-related taxes, and insurance	7,431	7,420
Asset management fees to affiliate	4,508	5,150
General and administrative expenses	2,540	1,653
Depreciation and amortization	18,241	21,258
Interest expense	14,237	14,263
Provision for loan losses	(155)	(48)

Total expenses	58,618	61,674

Other income
Gain on sale of foreclosed real estate held for sale	51	—
Income from unconsolidated joint venture	1,866	1,901
Other interest income	79	28

Total other income	1,996	1,929

Income from continuing operations	1,043	4,880
Discontinued operations:
Loss from discontinued operations	—	(335)

Net income	1,043	4,545
Net income attributable to noncontrolling interest	(102)	(127)

Net income attributable to common stockholders	$941	$4,418

Basic and diluted earnings per common share:
Continuing operations	0.01	0.03
Discontinued operations	—	(0.01)

Net income per common share	$0.01	$0.02

Weighted-average number of common shares outstanding, basic and diluted	186,076,242	180,310,833

Distributions declared per common share	$0.129	$0.129

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Year Ended December 31, 2010 and the Three Months Ended March 31, 2011 (unaudited)

(dollars in thousands)

			Additional Paid-in	Cumulative Distributions and Net Income	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Common Stock
	Shares	Amounts	Capital	(Losses)	Income (Loss)	Equity	Interest	Equity
Balance, December 31, 2009	179,431,593	$1,794	$1,548,512	$(545,805)	$(16,668)	$987,833	$4,787	$992,620
Comprehensive loss:
Net loss	—	—	—	(90,352)	—	(90,352)	(24,027)	(114,379)
Unrealized change in market value on real estate securities	—	—	—	—	6,145	6,145	—	6,145
Unrealized gains (losses) on derivative instruments	—	—	—	—	1,578	1,578	(29)	1,549

Total comprehensive loss						(82,629)	(24,056)	(106,685)
Noncontrolling interest contribution	—	—	—	—	—	—	158	158
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,225)	(3,225)
Issuance of common stock	6,480,377	65	46,475	—	—	46,540	—	46,540
Redemptions of common stock	(591,875)	(6)	(4,241)	—	—	(4,247)	—	(4,247)
Transfers to redeemable common stock	—	—	11,359	—	—	11,359	—	11,359
Distributions declared	—	—	—	(95,761)	—	(95,761)	—	(95,761)
Commissions on stock issuances to affiliate	—	—	(1,160)	—	—	(1,160)	—	(1,160)
Other offering costs	—	—	(97)	—	—	(97)	—	(97)

Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Comprehensive loss:
Net income	—	—	—	941	—	941	102	1,043
Unrealized change in market value on real estate securities	—	—	—	—	1,040	1,040	—	1,040
Unrealized gains on derivative instruments	—	—	—	—	1,281	1,281	21	1,302

Total comprehensive income						3,262	123	3,385
Distributions to noncontrolling interest	—	—	—	—	—	—	(645)	(645)
Issuance of common stock	1,575,549	16	11,517	—	—	11,533	—	11,533
Redemptions of common stock	(206,425)	(2)	(1,509)	—	—	(1,511)	—	(1,511)
Transfers to redeemable common stock	—	—	(10,022)	—	—	(10,022)	—	(10,022)
Distributions declared	—	—	—	(24,090)	—	(24,090)	—	(24,090)
Commissions on stock issuances to affiliate	—	—	(281)	—	—	(281)	—	(281)
Other offering costs	—	—	(13)	—	—	(13)	—	(13)

Balance, March 31, 2011	186,689,219	$1,867	$1,600,540	$(755,067)	$(6,624)	$840,716	$(22,858)	$817,858

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$1,043	$4,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	18,241	21,258
Discontinued operations	—	847
Income from unconsolidated joint venture	(1,866)	(1,901)
Distribution of earnings from unconsolidated joint venture	1,866	1,901
Amortization of investment in master lease	109	214
Noncash interest income on real estate-related investments	(739)	(455)
Change in provision for loan losses	(11)	(48)
Deferred rent	(1,966)	(2,388)
Bad debt expense	100	719
Amortization of deferred financing costs	587	622
Amortization of above- and below-market leases, net	(782)	23
Amortization of cost of derivative instruments	128	(1)
Gain on sale of foreclosed real estate held for sale	(51)	—
Other amortization	—	128
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(192)	2,083
Rents and other receivables	(3,761)	(4,269)
Prepaid expenses and other assets	(4,736)	(5,285)
Accounts payable and accrued liabilities	(417)	(4,859)
Due to affiliates	2	506
Other liabilities	(5,888)	(6,895)

Net cash provided by operating activities	1,667	6,745

Cash Flows from Investing Activities:
Additions to real estate	(3,413)	(3,867)
Proceeds from sale of foreclosed real estate held for sale	8,375	—
Principal repayments on real estate loans receivable	—	12,800
Extension fees related to real estate loans receivable	—	3,462
Advances on real estate loans receivable	—	(208)
Net change in restricted cash for capital expenditures	1,385	(2,246)

Net cash provided by investing activities	6,347	9,941

Cash Flows from Financing Activities:
Proceeds from notes payable	700	628
Principal payments on notes payable	(24,226)	—
Principal payments on repurchase agreements	(9,368)	(7,894)
Payments of deferred financing costs	(966)	(436)
Payments to redeem common stock	(1,511)	(933)
Payments of commissions on stock issuances	(281)	(282)
Payments of other offering costs	(13)	(10)
Distributions paid to common stockholders	(12,493)	(11,896)
Distributions paid to noncontrolling interest	(645)	(1,222)

Net cash used in financing activities	(48,803)	(22,045)

Net decrease in cash and cash equivalents	(40,789)	(5,359)
Cash and cash equivalents, beginning of period	151,908	55,429

Cash and cash equivalents, end of period	$111,119	$50,070

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

1. ORGANIZATION

KBS Real Estate Investment Trust, Inc. (the “Company”) was formed on June 13, 2005 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”). Substantially all of the Company’s assets are held by, and the Company conducts substantially all of its operations through, KBS Limited Partnership, a Delaware limited partnership (the “Operating Partnership”), and its subsidiaries. The Company is the sole general partner of and directly owns a 99% partnership interest in the Operating Partnership. The Company’s wholly owned subsidiary, KBS REIT Holdings LLC, a Delaware limited liability company (“KBS REIT Holdings”), owns the remaining 1% partnership interest in the Operating Partnership and is its sole limited partner.

The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2011, the Company owned 63 real estate properties, one master lease, 11 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of March 31, 2011, the Company owned a 10-story condominium building with 62 units acquired through foreclosure, of which eight condominium units, two retail spaces and parking spaces were held for sale.

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

The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of March 31, 2011, the Company had sold 21,816,201 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $187.6 million. Also as of March 31, 2011, the Company had redeemed 6,256,476 of the shares sold in the Offering for $57.1 million.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. Any reference to the number of properties and square footage is unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.

As of March 31, 2011, the Company had $261.6 million of repurchase agreements maturing on April 15, 2011. On April 28, 2011, the Company entered into agreements with the repurchase agreement lenders to amend and restate each repurchase agreement. For more information, see Note 9, “Notes Payable and Repurchase Agreements” and Note 16, “Commitments and Contingencies – Concentrations of Credit Risks.” In addition, as of March 31, 2011, the Company had $440.2 million of notes payable maturing on August 9, 2011. The Company has been in negotiations to either restructure or extend these debts and it believes that it will meet the requirements to extend or otherwise be permitted to extend these loans; however, there is no guarantee that the lenders will extend or refinance the outstanding balances due under these debts.

Use of Estimates

The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

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

March 31, 2011

(unaudited)

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

During the three months ended March 31, 2011 and 2010, the Company recognized deferred rent from tenants of $2.0 million and $2.3 million, respectively. These excess amounts for the three months ended March 31, 2011 and 2010 were net of $0.2 million and $0.1 million of lease incentive amortization, respectively. As of March 31, 2011 and December 31, 2010, the cumulative deferred rent balance was $27.7 million and $25.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.3 million and $6.3 million of unamortized lease incentives as of March 31, 2011 and December 31, 2010, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the three months ended March 31, 2011 and 2010, the Company recorded bad debt expense related to its tenant receivables of $0.1 million and $0.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

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

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the three months ended March 31, 2011, the Company recognized $0.1 million of interest income related to impaired loans with asset specific reserves. Additionally, as of March 31, 2011, the Company has interest income receivable of $0.1 million related to one of the impaired loans with assets specific reserves.

In addition, as of March 31, 2011, the Company’s investment in the GKK Mezzanine Loan was also deemed to be impaired as the borrower failed to meet its contractual interest payment obligation beginning April 2011. During the three months ended March 31, 2011, the Company recognized $6.9 million of interest income related to this loan. Additionally, as of March 31, 2011, the Company had recorded interest income receivable of $1.1 million, all of which was received in April 2011, related to the GKK Mezzanine Loan. As of March 31, 2011, the Company determined that the carrying value of the GKK Mezzanine Loan was fully secured by the collateral, and as a result, the Company had not recorded an impairment charge related to its investment in the GKK Mezzanine Loan as of March 31, 2011.

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

March 31, 2011

(unaudited)

Real Estate

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the three months ended March 31, 2011 and 2010.

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

March 31, 2011

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

The portfolio-based reserve component covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but the Company does not know which specific loans within the pool will ultimately result in losses. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors. As of March 31, 2011, the Company’s portfolio-based reserve is not intended to cover a significant loss on its investment in the GKK Mezzanine Loan as only a specifically identified reserve would be appropriate for a loan of its size and the Company does not believe one is warranted at this time.

During the three months ended March 31, 2011 and 2010, the Company reduced its loan loss reserve by $0.2 million and $48,000, respectively. For the three months ended March 31, 2011, the change in loan loss reserve was comprised of a $0.2 million reduction to the asset-specific reserve, partially offset by an increase of $15,000 to the portfolio-based reserve. For the three months ended March 31, 2010, the change in loan loss reserve was comprised of a $48,000 reduction to the asset-specific reserve. There was no change to the portfolio-based reserve for the three months ended March 31, 2010.

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

March 31, 2011

(unaudited)

Investment in Unconsolidated Joint Venture

On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounts for its preferred membership interests in the real estate joint venture under the equity method of accounting since the Company is not the primary beneficiary of the joint venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the joint venture as it is not required to absorb losses and does not expect increases in the book value of the joint venture to have any material impact on the cash flows it will receive over the course of the investment. During the three months ended March 31, 2011 and 2010, the Company recognized $1.9 million and $1.9 million, respectively, of preferred distributions as income from unconsolidated joint venture.

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

The Company did not recognize any other-than temporary impairments on its real estate securities during the three months ended March 31, 2011 and 2010. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions with respect to changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

In addition to recording any changes in fair value for interest rate caps and floors, the purchase price of an interest rate cap or floor is amortized over the contractual life of the instrument. Interest rate caps (floors) are viewed as a series of call (put) options or caplets (floorlets) and as the caplets (floorlets) expire, the related cost of the expiring caplet (floorlet) is amortized to interest expense and the remaining caplets and floorlets are carried at fair value.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of March 31, 2011 and December 31, 2010, the Company’s deferred financing costs were $3.4 million and $3.1 million, respectively, net of amortization.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

March 31, 2011

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

On December 2, 2010, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $7.32 based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2010. Effective for the December 2010 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.32 per share. In addition, shares issued under the dividend reinvestment plan subsequent to December 2, 2010, were issued at a price of $7.32 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The estimated value per share was based upon the recommendation and valuation of the Advisor and is unaudited. The Financial Industry Regulatory Authority rules, which prompted the valuation, provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the Advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets, liabilities or equity computed in accordance with GAAP.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The Company limits the dollar value of shares that may be redeemed under the program as described above. On December 10, 2010, the Company announced that, based on 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company does not expect to have funds available for the redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of two of the Company’s repurchase agreements, the Company agreed to continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” during the term of the repurchase agreements. The repurchase agreements will terminate on the earliest to occur of (i) April 28, 2013 (ii) the date that the repurchase agreements convert into a mezzanine loan (which would likely contain substantially similar terms as the repurchase agreements, including with respect to the share redemption program restrictions); (iii) the date that all obligations under the repurchase agreements are fully paid or (iv) upon an event causing the repurchase agreements to otherwise terminate.

During the three months ended March 31, 2011, the Company redeemed $1.5 million of common stock. The only redemptions the Company made under the share redemption program during the three months ended March 31, 2011 were those that qualified as, and met the requirements for, special redemptions under the share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” During the three months ended March 31, 2011, the Company fulfilled all redemption requests that qualified as special redemptions under the Company’s share redemption program.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it has not incurred any subordinated participation in net cash flows or subordinated incentive listing fees during the three months ended March 31, 2011 or any previous periods.

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

March 31, 2011

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

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment shall either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and the Company’s management and then approved by a majority of the Company’s independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the Company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which the Company has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of March 31, 2011, the Company excluded four non-performing real estate loans receivable from the calculation of asset management fees. The Company also reduced the asset management fee calculation for its investment in Tribeca to reflect sales of condominium units and will continue to adjust the asset management fee calculation for future sales.

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

Asset management fees to affiliate totaled $4.5 million and $5.3 million for the three months ended March 31, 2011 and 2010, respectively. Amounts include asset management fees from discontinued operations.

Disposition Fees

For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold. The Company did not dispose of any properties or other investments during the three months ended March 31, 2011 and 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally is not subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2011 and 2010, respectively.

Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the periods from January 1, 2011 through March 31, 2011 and January 1, 2010 through March 31, 2010 was a record date for distributions.

Industry Segments

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 15, “Segment Information.”

Recently Issued Accounting Standards Updates

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company is currently assessing the impact the adoption of ASU No. 2011-02 will have on its consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The proposed guidance in ASU No. 2010-20 is effective for interim and annual periods beginning after June 15, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

3. REAL ESTATE HELD FOR INVESTMENT

As of March 31, 2011, the Company’s portfolio of real estate held for investment (including properties held through a consolidated joint venture) was composed of approximately 20.4 million rentable square feet and was 79% occupied. The properties are located in 23 states and include office and industrial properties. The following table summarizes the Company’s investments in real estate as of March 31, 2011 and December 31, 2010 (in thousands):

Property	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2011:
Office	$145,955	$891,941	$54,001	$1,091,897
Industrial (wholly owned)	53,271	284,862	20,946	359,079
Industrial (held through consolidated joint venture VIE)	50,598	268,748	3,558	322,904

Cost and net of impairment charges (1)	$249,824	$1,445,551	$78,505	$1,773,880
Accumulated depreciation/amortization	—	(145,665)	(44,647)	(190,312)

Net Amount	$249,824	$1,299,886	$33,858	$1,583,568

As of December 31, 2010:
Office	$145,955	$888,664	$56,286	$1,090,905
Industrial (wholly owned)	53,271	283,725	20,946	357,942
Industrial (held through consolidated joint venture VIE)	50,598	265,585	3,602	319,785

Cost and net of impairment charges (1)	$249,824	$1,437,974	$80,834	$1,768,632
Accumulated depreciation/amortization	—	(134,902)	(43,153)	(178,055)

Net Amount	$249,824	$1,303,072	$37,681	$1,590,577

(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2011, the leases have remaining terms of up to 14.8 years with a weighted-average remaining term of 3.7 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.2 million and $3.1 million as of March 31, 2011 and December 31, 2010, respectively.

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of March 31, 2011 for the years ending December 31 is as follows (in thousands):

April 1, 2011 through December 31, 2011	$104,797
2012	127,585
2013	111,666
2014	93,724
2015	75,488
Thereafter	200,071

$713,331

As of March 31, 2011, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) is as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Computer System Design	33	$16,046	11%

(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.

No other tenant industries accounted for more than 10% of annualized base rent. For the three months ended March 31, 2011, no tenant represented over 5% of the Company’s rental income. The Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of March 31, 2011, the Company had a bad debt reserve of $0.5 million, which represents less than 1% of annualized base rent. As of March 31, 2011, the Company has seven tenants with rent balances outstanding for over 90 days, all of which are included in this reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Impairment of Real Estate

As of December 31, 2010, the Company had recorded an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following the Company’s initial investment in the National Industrial Portfolio, it is unlikely that the Company will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012 and the Company may not meet the requirement to exercise the final loan extensions in August 2011. As a result, the Company may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event the Company relinquishes the assets to the lenders, it would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $440.2 million, which includes amounts for noncontrolling interest of $88.0 million) and the carrying value of the collateral at that time (currently $321.4 million, which includes amounts for noncontrolling interest of $64.3 million). During the three months ended March 31, 2011, the Company did not record any impairment loss on its real estate and related intangible assets and liabilities.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2011 and December 31, 2010, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Cost, net of impairments	$78,505	$80,834	$14,755	$14,781	$(33,164)	$(35,537)
Accumulated Amortization	(44,647)	(43,153)	(9,012)	(8,402)	16,854	17,809

Net Amount	$33,858	$37,681	$5,743	$6,379	$(16,310)	$(17,728)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Amortization	$(3,823)	$(6,936)	$(636)	$(2,087)	$1,418	$2,162

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

5. REAL ESTATE LOANS RECEIVABLE

As of March 31, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2011 (1)	Book Value as of March 31, 2011 (2)	Book Value as of December 31, 2010 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,045	$5,046	5.40%	5.29%	01/01/2017
Park Central Mezzanine Loan New York, New York	03/23/2007	Hotel	Mezzanine	15,000	14,986	14,981	One-month LIBOR + 4.48%	4.96%	11/09/2011
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	6,920	6,893	6,878	8.00%	9.05%	09/01/2011
11 South LaSalle Loan Origination Chicago, Illinois (6)	08/08/2007	Office	Mortgage	38,794	38,794	38,794	8.00%	(6)	09/01/2010
San Diego Office Portfolio B-Note San Diego, California	10/26/2007	Office	B-Note	20,000	15,051	14,926	5.78%	11.18%	10/11/2017
Petra Subordinated Debt Tranche A (4)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(4)	04/27/2009
Petra Subordinated Debt Tranche B (4)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(4)	10/26/2009
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	4,000	2,915	2,887	6.05%	12.33%	07/11/2017
Artisan Multifamily Portfolio Mezzanine Loan Las Vegas, Nevada (7)	12/11/2007	Multi Family Residential	Mezzanine	—	—	18,351	One-month LIBOR + 2.50%	(7)	08/09/2010
San Antonio Business Park Mortgage Loan San Antonio, Texas	03/28/2008	Office	Mortgage	30,600	25,462	25,329	6.94%	10.87%	11/11/2017
2600 Michelson Mezzanine Loan Irvine, California (4)	06/02/2008	Office	Mezzanine	15,000	8,895	8,895	8.00%	(4)	05/11/2017
GKK Mezzanine Loan National Portfolio (8)	08/22/2008	Office/ Bank Branch	Mezzanine	458,605	458,605	457,949	One-month LIBOR + 9.20%	6.09%	04/15/2011

				$643,919	$626,646	$644,036
Reserve for Loan Losses (9)				—	(79,438)	(97,800)

				$643,919	$547,208	$546,236

(1) Outstanding principal balance as of March 31, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.

(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.

(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment during 2011. The annualized effective interest rates and contractual interest rates presented are for the three months ended March 31, 2011. Maturity dates are as of March 31, 2011.

(4) The Company had recorded an asset-specific loan loss reserve against these investments as of March 31, 2011. See “—Reserve for Loan Losses” with respect to the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan and the subordinated debt investment in Petra Fund REIT Corp.

(5) The borrower under this loan has two one-year extension options, subject to certain terms and conditions.

(6) This loan matured on September 1, 2010 and the Company is currently negotiating an extension with the borrower.

(7) The Company wrote-off its investment in the Artisan Multifamily Portfolio Mezzanine Loan during the three months ended March 31, 2011. See “—Recent Transaction – Artisan Multifamily Portfolio Mezzanine Loan.”

(8) Commencing on March 11, 2011, the Company entered into a series of extension agreements to extend the maturity date of the GKK Mezzanine Loan to May 6, 2011. The GKK Mezzanine Loan matured on May 6, 2011 without repayment from the borrower. See Note 16, “Commitments and Contingencies – Concentrations of Credit Risks.”

(9) See “—Reserve for Loan Losses.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, the Company has outstanding funding commitments of $5.9 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.

As of March 31, 2011 and December 31, 2010, interest receivable from real estate loans receivable was $2.3 million and $2.3 million, respectively, and is included in rents and other receivables.

The following is a schedule of maturities for all real estate loans receivable outstanding as of March 31, 2011 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value before Reserve for Loan Loss	Face Value (Funded)	Book Value before Reserve for Loan Loss
April 1, 2011 through December 31, 2011	$569,319	$569,278	$562,399	$562,385
2012	—	—	—	—
2013	—	—	6,920	6,893
2014	—	—	—	—
2015	—	—	—	—
Thereafter	74,600	57,368	74,600	57,368

	$643,919	$626,646	$643,919	$626,646

(1) Represents the maturities of all real estate loans receivable outstanding as of March 31, 2011 assuming the borrowers exercise all available extension options.

The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2011 (in thousands):

Real estate loans receivable, net - December 31, 2010	$546,236
Accretion of discounts on purchased real estate loans receivable	296
Amortization of origination fees and costs on purchased and originated real estate loans receivable	665
Change in loan loss reserve	18,362
Foreclosure by Mortgage Lender of Artisan Multifamily Portfolio Mezzanine Loan	(18,351)

Real estate loans receivable, net - March 31, 2011	$547,208

For the three months ended March 31, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Contractual interest income	$7,515	$10,467
Accretion of purchase discounts	296	922
Amortization of origination fees and costs and acquisition costs	665	(271)

Interest income from real estate loans receivable	$8,476	$11,118

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Recent Transaction

Artisan Multifamily Portfolio Mezzanine Loan

On December 11, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan to fund the acquisition of two garden-style multifamily apartment complexes in Las Vegas, Nevada (the “Artisan Multifamily Portfolio Mezzanine Loan”). As of December 31, 2010, the outstanding principal balance on the loan was $20.0 million and the carrying value of the loan was $18.4 million before asset-specific impairments recorded as of December 31, 2010 that reduced its estimated fair value to $0. The Artisan Multifamily Portfolio Mezzanine Loan was subordinate to a first mortgage loan. The loan’s initial maturity was August 9, 2009 with three one-year extension options. The borrower exercised the first extension option, but due to the deterioration of the Las Vegas economy and real estate market, the borrower did not meet certain debt service coverage ratios and loan-to-value ratios to exercise the second and third extension options. In addition, the borrower failed to make its monthly debt service payments starting on August 9, 2010. The Company began discussions during the third quarter of 2010 with both the mortgage lender and the borrower, in an effort to restructure the terms of the loan encumbering the properties. However, these negotiations were not finalized, and on January 21, 2011, the first mortgage lender foreclosed on the properties secured by the loan. Consequently, the Company will not receive further interest income or principal repayments on this investment. The Company wrote-off its investment in the Artisan Multifamily Portfolio Mezzanine Loan during the three months ended March 31, 2011.

Reserve for Loan Losses

Changes in the Company’s reserve for loan losses for the three months ended March 31, 2011 were as follows (in thousands):

Reserve for loan losses, December 31, 2010	$97,800
Provision for loan losses	(11)
Charge-offs to reserve for loan losses	(18,351)

Reserve for loan losses, March 31, 2011	$79,438

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, the total reserve for loan losses of $79.4 million consisted of $61.3 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $63.9 million and $18.1 million of portfolio-based reserves on non-impaired real estate loans receivable with an amortized cost basis of $562.7 million. In addition, as of March 31, 2011, the Company’s investment in the GKK Mezzanine Loan with an amortized cost basis of $458.6 million was deemed to be impaired as the borrower failed to meet its contractual interest payment obligation beginning April 2011. As of March 31, 2011, real estate loans receivable with an amortized cost basis of $97.7 million are on nonaccrual status. Also as of March 31, 2011, three of the ten borrowers under the real estate loans receivable were delinquent. The asset-specific reserves relate to following impaired loans: the 2600 Michelson Mezzanine Loan, the Sandmar Mezzanine Loan and the subordinated debt investment in Petra Fund REIT Corp. The Company reduced its provision for loan loss reserve by $0.2 million and $48,000 during the three months ended March 31, 2011 and 2010, respectively. The portfolio-based loan loss reserve provides for probable losses estimated to have occurred on the pool of loans that do not have asset-specific reserves. Although the Company does not know which specific loans within the pool will ultimately result in losses, the Company believes it is probable that a loss has occurred within the pool. For the three months ended March 31, 2011, the provision for loan losses was comprised of a decrease of $0.2 million to the asset-specific loan loss reserves, offset by an increase of $15,000 calculated on a portfolio-basis. During the three months ended March 31, 2011, the Company also recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan Origination. For the three months ended March 31, 2010, the change in loan loss reserves was comprised of a $48,000 reduction related to the Sandmar Mezzanine Loan, calculated on an asset-specific basis. There was no change to the portfolio-based reserve. During the three months ended March 31, 2010, the Company also charged-off $19.0 million of reserves for loan losses related to the Tribeca Loans in conjunction with the Company’s foreclosure on the underlying project.

Concentrations of Credit Risks

The Company’s investment in the GKK Mezzanine Loan, totaling $458.6 million as of March 31, 2011, represents a significant investment to the Company that as of March 31, 2011, comprised 19% of the Company’s total assets and 84% of the Company’s total investments in loans receivable, after loan loss reserves. During the three months ended March 31, 2011, the GKK Mezzanine Loan provided 12% of the Company’s revenues and 81% of the Company’s interest income from loans receivable. The GKK Mezzanine Loan was to mature on March 11, 2011. Commencing on March 11, 2011, the Company entered into a series of extension agreements to extend the maturity date of the GKK Mezzanine Loan to May 6, 2011. The GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower (defined below). The GKK Mezzanine Loan is the primary security for two repurchase agreements totaling $261.6 million as of March 31, 2011. See Note 9, “Notes Payable and Repurchase Agreements” and Note 16, “Commitments and Contingencies – Concentrations of Credit Risks.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “GKK Borrower”). As of September 30, 2010, the most recent date that data is available, AFR and its subsidiaries owned 952 (898 consolidated (wholly owned) and 54 joint venture (partially owned)) office and bank branch properties located in 36 states and Washington, D.C., including partial ownership interests in 54 bank branch properties (a 99% interest in 52 properties and a 1% interest in 2 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.7 billion at September 30, 2010. Prior to March 12, 2011, the GKK Mezzanine Loan bore interest at a variable rate of one-month LIBOR plus 520 basis points. As of March 12, 2011, and through May 6, 2011, interest accrued on the GKK Mezzanine Loan at a rate equal to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.2%. Prior to maturity, the GKK Borrower was required to make interest-only payments to the Company (although certain cash flow relating to a portfolio of 15 properties comprised of 3.7 million square feet primarily leased to Bank of America is required to be applied to pay down the GKK Mezzanine Loan), with the outstanding principal balance being due at maturity. The GKK Borrower was also permitted to sell certain properties subject to meeting specified conditions, including the payment of a release price to the Company. Beginning April 2011, the GKK Borrower failed to meet its debt payment obligation. As of March 31, 2011, the Company recorded interest income receivable, based on cash received in April 2011, of $1.1 million related to the GKK Mezzanine Loan and the Company does not expect to receive any future contractual interest payments from the GKK Borrower.

Below is summary financial information of the collateral securing the GKK Mezzanine Loan. For periods prior to Gramercy’s acquisition of AFR on April 1, 2008, AFR’s historical summary financial information is presented. For the periods subsequent to Gramercy’s acquisition of AFR, the summary consolidated financial information of the GKK Borrower is presented. The Company is providing the consolidated financial information of the GKK Borrower of the GKK Mezzanine Loan for the periods after April 1, 2008 because the only assets of the GKK Borrower are ownership interests in AFR and subsidiaries of AFR and the GKK Mezzanine Loan is secured by pledges of 100% of the equity interests in AFR and 100% or less of the equity interests in certain subsidiaries of AFR. The consolidated financial information of the GKK Borrower is not directly comparable to historical financial information of AFR due to closing adjustments associated with Gramercy’s acquisition of AFR. Gramercy filed a Current Report on Form 8-K and a Form 12b-25, Notification of Late Filing, informing its shareholders that Gramercy is unable to file its 2010 Form 10-K within the prescribed time period due to continuing uncertainties relating to the results of its negotiations relating to the maturity of certain of its debt (including the GKK Mezzanine Loan, which is payable to the Company), which matured on May 6, 2011. Accordingly, as of the date of this filing, the GKK Borrower’s results for the year ended December 31, 2010 and the three months ended March 31, 2011 are not available, and therefore, the Company is presenting the most recent data available, which is as of and for the periods ended September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The summarized unaudited financial information derived from Gramercy’s real estate segment, as disclosed in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as filed with the SEC, and adjusted for discontinued operations and certain general and administrative expenses, is as follows (in thousands):

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As previously discussed, commencing on March 11, 2011, the GKK Borrower and the Company entered into a series of extension agreements to extend the maturity date of the GKK Mezzanine Loan to May 6, 2011. The extension agreements were entered into in anticipation of negotiations among the Company, the GKK Borrower, Gramercy and certain other mortgage and mezzanine lenders to the Gramercy realty portfolio regarding an agreement for an orderly transition of all or substantially all of the assets securing the Gramercy realty mortgage and mezzanine indebtedness to the lenders. The GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower.

Due to the uncertainty of the outcome of the negotiations of the GKK Mezzanine Loan, the Company performed an impairment analysis of the GKK Mezzanine Loan to determine whether the loan was collectible as of December 31, 2010 and March 31, 2011. This impairment analysis used various assumptions to estimate the fair value of the underlying real estate assets. The key assumptions used in the Company’s analysis to determine the fair value of the underlying real estate included projected cash flows, real estate capitalization rates and real estate values per square foot. To estimate the fair value of leased properties (the majority of the portfolio), the Company generally used the 2011 projected cash flows and applied a portfolio market capitalization rate to such cash flows to determine the real estate value. The 2011 projected cash flows for the underlying real estate assets were obtained from the GKK Borrower, and while they appear reasonable based on historical cash flows, the Company can give no assurance to the accuracy of such information.

The underlying real estate assets related to the GKK Mezzanine Loan include a mixture of different property types, including office buildings, bank branches, call centers, land and parking structures. The Company’s calculated values of the underlying properties exceeded the combined outstanding mortgage loan balance encumbering the properties and the carrying value of the GKK Mezzanine Loan. Based on the Company’s analysis, which is limited by the information obtained to date, the Company determined that the carrying value of the GKK Mezzanine Loan was fully secured by the collateral, and as a result, the Company has not recorded an impairment charge related to its investment in the GKK Mezzanine Loan as of March 31, 2011. However, as of March 31, 2011, the Company’s investment in the GKK Mezzanine Loan was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning April 2011.

6. REAL ESTATE SECURITIES

At March 31, 2011, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis. See Note 2, “Summary of Significant Accounting Policies.”

As of March 31, 2011, the Company determined the fair value of the Fixed Rate Securities to be $19.1 million, resulting in unrealized gains of $1.0 million for the three months ended March 31, 2011. The cumulative unrealized loss of $2.6 million on the Fixed Rate Securities as of March 31, 2011 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of March 31, 2011, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2010 value, resulting in no unrealized gain or loss for the three months ended March 31, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

During the three months ended March 31, 2011, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.

The following summarizes the activity related to real estate securities for the three months ended March 31, 2011 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Total
Real estate securities - December 31, 2010	$21,937	$(3,662)	$18,275
Unrealized gain	—	1,040	1,040
Interest accretion on real estate securities	(221)	—	(221)

Real estate securities - March 31, 2011	$21,716	$(2,622)	$19,094

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at March 31, 2011:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	—	—	19,094	(2,622)	19,094	(2,622)

	$—	$—	$19,094	$(2,622)	$19,094	$(2,622)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

7. REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS

The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2010, the Company disposed of one office property and one industrial property. No other property has been identified as held for sale or to be disposed of during the three months ended March 31, 2011. The following table summarizes operating income from discontinued operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Total revenues	$—	$1,608
Total expenses	—	1,945
Other interest income	—	2

Loss from discontinued operations	$—	$(335)

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

As of March 31, 2011, the Company’s investment in the Tribeca Building consisted of condominium units, retail space and parking spaces with a carrying value of $40.8 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. In addition, the Company had $0.5 million of other liabilities outstanding at March 31, 2011. During the three months ended March 31, 2011, the Company sold three condominium units of the Tribeca Building and recognized a gain on sale of $51,000. As of March 31, 2011, eight condominium units, two retail spaces and parking spaces were held for sale. During the three months ended March 31, 2011, the Company recorded expenses of $0.6 million related to foreclosed real estate held for sale. As of March 31, 2011, the Company had repaid in full all mortgage debt on the Tribeca Building.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

9. NOTES PAYABLE AND REPURCHASE AGREEMENTS

As of March 31, 2011 and December 31, 2010, the Company’s notes payable consisted of the following (dollars in thousands):

Loan Type	Principal as of March 31, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of March 31, 2011 (1)	Weighted-Average Interest Rate as of March 31, 2011 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$533,266	$557,492	4.1% - 6.4%	5.6%	2.4

	533,266	557,492

Variable Rate
Mortgage loans (3)(4)	504,417	504,417	(5)	2.7%	0.7
Mezzanine loans (3)(4)	140,192	139,492	(5)	2.4%	0.3
Repurchase agreements (6)	268,246	277,614	(7)	4.5%	0.1

	912,855	921,523

Total Notes Payable and Repurchase Agreements	$1,446,121	$1,479,015

(1) Contractual interest rate as of March 31, 2011 represents the range of interest rates in effect under these loans as of March 31, 2011. Weighted-average interest rate as of March 31, 2011 is calculated as the actual interest rate in effect at March 31, 2011 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at March 31, 2011, where applicable.

(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of March 31, 2011; subject to certain conditions, the maturity dates of certain loans may be further extended.

(3) The Company has entered into separate interest rate cap or swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”

(4) As of March 31, 2011, the Company had a $300.0 million mortgage loan and $140.2 million of mezzanine loans held through a consolidated joint venture, all of which are non-recourse to the Company. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. These loans mature on August 9, 2011. The terms of the loan agreements provide for the right to extend the loans for one additional one-year period upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. Although the Company believes that it will meet the terms for extension of these loans, the Company can give no assurance in this regard. Under the mortgage loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties.

(5) The contractual interest rate of these loans will vary based on one-month LIBOR plus a fixed spread. The spread on the mortgage and mezzanine loans range from 0.8% to 2.8% and 1.3% to 3.0%, respectively.

(6) See “—Repurchase Agreements.”

(7) The contractual interest rate of these repurchase agreements will vary based on the federal fund rates plus a fixed spread and one-week LIBOR plus a fixed spread. The spread on the repurchase agreements ranges from 1.0% to 4.5%.

As of March 31, 2011, with the exception of one mortgage loan, all of the Company’s notes payable are interest-only loans during the terms of the loans with principal payable upon maturity. The Company has one mortgage loan with an outstanding principal balance of $40.8 million that requires monthly principal and interest payments, with principal payments calculated using an amortization schedule of 30 years during the term of the loan. Subsequent to March 31, 2011, the Company entered into the amended and restated repurchase agreements related to the GKK Mezzanine Loan. For information regarding the amortization schedule of the repurchase agreements, see Note 16, “Commitments and Contingencies – Concentrations of Credit Risks.”

During the three months ended March 31, 2011 and 2010, the Company incurred interest expense of $14.2 million and $14.3 million, respectively. Included in interest expense was the amortization of deferred financing costs of $0.6 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $1.4 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, $4.1 million and $3.9 million were payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following is a schedule of maturities for all notes payable and repurchase agreements outstanding as of March 31, 2011 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
April 1, 2011 through December 31, 2011 (2)	$558,359	$261,555	$819,914	$15,667	$261,555	$277,222
2012	267,408	—	267,408	764,400	—	764,400
2013	103,142	6,691	109,833	148,842	—	148,842
2014	186,766	—	186,766	146,001	6,691	152,692
2015	—	—	—	40,765	—	40,765
Thereafter	62,200	—	62,200	62,200	—	62,200

	$1,177,875	$268,246	$1,446,121	$1,177,875	$268,246	$1,446,121

(1) Represents the maturities of all notes payable outstanding as of March 31, 2011 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

(2) See “—Repurchase Agreements.”

Certain of our notes payable contain financial and non-financial debt covenants. As of March 31, 2011, the Company was in compliance with all debt covenants.

Repurchase Agreements

The carrying values of repurchase agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of March 31, 2011 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
GKK I - Mezzanine Loan (1)	Real estate loans receivable, net	$147,125	$257,965	04/15/2011 (2)	Goldman Sachs Mortgage Company
GKK II -Mezzanine Loan (1)	Real estate loans receivable, net	114,430	200,640	04/15/2011 (2)	Citigroup Financial Products, Inc.
Fixed Rate Securities	Real estate securities	6,691	19,094	12/31/2017	Deutsche Bank Securities, Inc.

		$268,246	$477,699

(1) The Company is a guarantor of these repurchase agreements. See Note 5, “Real Estate Loans Receivable – Concentrations of Credit Risks” and Note 16, “Commitments and Contingencies – Concentrations of Credit Risks” for more information on the Company’s investment in the GKK Mezzanine Loan and the amendment and restatement of the repurchase agreements.

(2) The Company has entered into agreements to extend the maturity dates of the collateral through May 6, 2011. The GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower. See Note 16, “Commitments and Contingencies – Concentrations of Credit Risks.”

Recent Financing Transactions

Pay-off of the Midland Industrial Buildings Mortgage Loan

On December 22, 2006, in connection with the acquisition of Midland Industrial Buildings, the Company, through an indirect wholly owned subsidiary, entered into a five-year mortgage loan with Greenwich Capital Financial Products, Inc. for $24.1 million secured by the Midland Industrial Buildings (the “Midland Industrial Buildings Mortgage Loan”). The Midland Industrial Buildings Mortgage Loan bore interest at a fixed rated of 5.775% per annum for the first two years and 5.855% thereafter. On January 6, 2011, the maturity date of the loan, the Company paid off the entire principal balance outstanding and accrued interest in the amount of $24.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of March 31, 2011 and December 31, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	March 31, 2011	December 31, 2010
Interest Rate Swap	07/11/2008	07/11/2012	$119,037	(1)	One-month LIBOR/ Fixed at 3.82%	$(2,619)	$(3,608)
Interest Rate Swap	02/05/2009	03/01/2013	45,700		One-month LIBOR/ Fixed at 2.26%	(1,109)	(1,313)
Interest Rate Cap	08/15/2009	08/15/2011	46,000		One-month LIBOR at 2.50%	—	—
Interest Rate Cap	08/15/2010	08/15/2011	405,000		One-month LIBOR at 1.00%	1	20

Total derivatives designated as hedging instruments			$615,737			$(3,727)	$(4,901)

(1) The notional value of this interest rate swap will be reduced to $39.7 million beginning August 1, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $1.3 million and unrealized losses of $0.3 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three months ended March 31, 2011 and 2010, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $1.3 million and $1.5 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2011 and 2010, respectively. The ineffective portion, reported as a component of interest expense, did not have a material impact on earnings and the Company does not anticipate that it will have a material impact in the future. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totals $3.5 million as of March 31, 2011 and is included in accumulated other comprehensive loss.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of March 31, 2011, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

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

The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010, which carrying amounts do not approximate the fair values:

	March 31, 2011 (amounts in thousands)			December 31, 2010 (amounts in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$643,919	$547,208	$564,899	$663,919	$546,236	$499,584
Investment in unconsolidated joint venture	—	—	10,775	—	—	11,779
Financial liabilities:
Notes payable and repurchase agreements	$1,446,121	$1,446,121	$1,229,222	$1,479,015	$1,479,015	$1,206,780

(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at March 31, 2011 and requires a significant amount of judgment. The actual results could be materially different from the Company’s estimate of value.

Assets and Liabilities Recorded at Fair Value

During the three months ended March 31, 2011, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$19,094	$—	$—	$19,094
Asset derivatives	1	—	1	—

Total Assets	$19,095	$—	$1	$19,094

Liability derivatives	$(3,728)	$—	$(3,728)	$—

Total Liabilities	$(3,728)	$—	$(3,728)	$—

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

When the Company has a loan that is identified as being impaired in connection with a troubled debt restructuring resulting from a concession granted by the Company to the borrower through a modification of the loan terms, the loan is evaluated for impairment by comparing the carrying value of the loan to the present value of the modified cash flow stream discounted at the rate used to recognize interest income. This rate may not be indicative of a market rate and, therefore, the resulting present value may not be considered to be a fair value. Thus, such financial assets involved in a troubled debt restructuring are not considered to be carried at fair value.

The Company performed an impairment analysis related to its loans receivable as of March 31, 2011, including the outstanding GKK Mezzanine Loan. Although as of March 31, 2011, the Company’s investment in the GKK Mezzanine Loan was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning April 2011, the Company determined that there was no impairment charge related to its loans receivable during the three months ended March 31, 2011, based upon the estimated future cash flows of the loans or the value of the underlying collateral. See Note 5, “Real Estate Loans Receivable – Reserve for Loan Losses” and “Real Estate Loans Receivable – Concentrations of Credit Risks” for further discussion.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Balance, December 31, 2010	$18,275
Unrealized losses on real estate securities	1,040
Interest accretion real estate securities	(221)

Balance, March 31, 2011	$19,094

Unrealized loss included in other comprehensive income (loss)	$1,040

12. RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2011 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, the management of those investments and the disposition of investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company (as discussed in Note 2, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2011 and 2010, respectively, and any related amounts payable as of March 31, 2011 and December 31, 2010 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31, 2011	December 31, 2010
	2011	2010
Expensed
Asset management fees (1) (2)	$4,508	$5,320	$5,386	$5,386
Reimbursement of operating expenses (3)	11	—	11	9

Additional Paid-in Capital
Selling commissions	281	282	—	—

Capitalized
Advances from Advisor	—	—	1,600	1,600

	$4,800	$5,602	$6,997	$6,995

(1) See Note 2, “Summary of Significant Accounting Policies — Related Party Transactions — Asset Management Fee.”

(2) Amounts include asset management fees from discontinued operations.

(3) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts were the only employee costs reimbursed under the Advisory Agreement through March 31, 2011. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Advances from Advisor and Joint Venture Performance Fees

Pursuant to the Advisory Agreement, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending August 31, 2010 exceeds the amount of the Company’s Funds from Operations (as defined below) from January 1, 2006 through August 31, 2010. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these advances if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest accrues on the advance made by the Advisor. No amounts were advanced since January 2007. The Advisory Agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other than temporary impairments of real estate securities, or other similar charges. The Company and the Advisor have agreed that the Advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.

Pursuant to the Advisory Agreement, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement). The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the Funds from Operations condition per the Advisory Agreement; beginning in April 2010, the Company’s operations did not meet the Funds from Operations condition per the Advisory Agreement. As a result, as of March 31, 2011, the Company had accrued for incurred but unpaid performance fees of $5.4 million from inception through March 31, 2010. Although these performance fees have been incurred as of March 31, 2011, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of March 31, 2011, $1.6 million of advances from the Advisor remain unpaid.

13. CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST

The Company holds an 80% membership interest in a joint venture with New Leaf. The joint venture, referred to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with a remaining term of 12.0 years with respect to another industrial property. Although the Company holds an 80% membership interest and income, losses and distributions are generally allocated based on the members’ respective membership interests, the Company and New Leaf have equal voting rights with regard to certain major decisions. Based on these facts, the Company determined its investment in the National Industrial Portfolio joint venture to be a variable interest, and therefore, the National Industrial Portfolio joint venture to be a variable interest entity.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

Due to provisions within the joint venture agreement that would allow the Company to exercise control over the liquidation of the joint venture, the Company concluded that it is the primary beneficiary of this variable interest entity. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest. During the three months ended March 31, 2011, the National Industrial Portfolio joint venture recognized net income of $0.5 million, of which $0.1 million was allocated to the noncontrolling interest.

14. SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES

Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,400	$13,410

Supplemental Disclosure of Significant Noncash Transactions:
Investment in real estate acquired through foreclosure	$—	$90,606

Liabilities assumed through foreclosure of real estate	$—	52,483

Increase in distributions payable	$64	$66

Increase in capital expenses payable	$6,884	$1,222

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$11,533	$11,362

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2011 and 2010, and total assets and total liabilities for each reportable segment as of March 31, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Real estate segment	$48,437	$52,727
Real estate-related segment	9,228	11,898

Total revenues	$57,665	$64,625

Interest Expense:
Real estate segment	$12,517	$13,009
Real estate-related segment	1,720	1,254

Total interest expense	$14,237	$14,263

NOI:
Real estate segment	$13,559	$16,827
Real estate-related segment	7,980	10,888

Total NOI	$21,539	$27,715

	As of March 31,	As of December 31,
	2011	2010
Assets:
Real estate segment	$1,671,547	$1,679,276
Real estate-related segment	570,624	568,149

Total segment assets	2,242,171	2,247,425
Forclosed real estate held for sale	40,786	49,110
Corporate-level (1)	103,389	136,855

Total assets	$2,386,346	$2,433,390

Liabilities:
Real estate segment	$1,233,209	$1,259,647
Real estate-related segment	269,212	278,211

Total segment liabilities	1,502,421	1,537,858
Corporate-level (2)	10,663	10,648

Total liabilities	$1,513,084	$1,548,506

(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $102.9 million and $136.7 million as of March 31, 2011 and December 31, 2010, respectively.

(2) As of March 31, 2011 and December 31, 2010, corporate-level liabilities consisted primarily of amounts due to affiliates, accruals for legal and accounting fees and distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income	$1,043	$4,545
Gain on sale of foreclosed real estate held for sale	(51)	—
Other interest income	(79)	(28)
General and administrative expenses	2,540	1,653
Depreciation and amortization	18,241	21,258
Provision for loan losses	(155)	(48)
Total loss from discontinued operations	—	335

NOI	$21,539	$27,715

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

Concentrations of Credit Risks

The Company owns a significant number of mezzanine loans that as of March 31, 2011 comprised 20% of the Company’s total assets and 78% of the Company’s total investments in loans receivable, before loan loss reserves. During the three months ended March 31, 2011, the Company’s investments in mezzanine loans provided 12% of the Company’s revenues and 84% of the Company’s interest income from loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

The GKK Mezzanine Loan represents a significant investment to the Company that as of March 31, 2011 comprised 19% of the Company’s total assets and 84% of the Company’s total investments in loans receivable, after loan loss reserves. During the three months ended March 31, 2011, the GKK Mezzanine Loan provided 12% of the Company’s revenues and 81% of the Company’s interest income from loans receivable. Although as of March 31, 2011, the Company’s investment in the GKK Mezzanine Loan was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning April 2011, the Company has not recorded an impairment charge related to its investment in the GKK Mezzanine Loan. Based on an analysis of the value of the assets securing the GKK Mezzanine Loan, the Company concluded that the GKK Mezzanine Loan was fully secured by the collateral and no impairment was necessary as of March 31, 2011. The Company will continue to monitor the performance of the Gramercy realty portfolio. There is no assurance that the Company will not realize an impairment charge related to this investment in the future and it is reasonably possible that as a result of receiving additional information related to the assets securing the GKK Mezzanine Loan or a change in other facts and circumstances that an impairment may be realized. As of March 31, 2011, the cash flows provided by the properties securing the GKK Mezzanine Loan were insufficient to cover the GKK Borrower’s debt service obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, the outstanding principal balance of the GKK Mezzanine Loan was $458.6 million. The GKK Mezzanine Loan is security for two repurchase agreements totaling $261.6 million as of March 31, 2011. Prior to the extensions discussed below, the maturity date of the GKK Mezzanine Loan was March 11, 2011 and the maturity dates of the repurchase agreements were March 9, 2011.

Commencing on March 11, 2011, the Company, through indirect wholly owned subsidiaries, and the GKK Borrower entered into a series of agreements to extend the maturity date of the GKK Mezzanine Loan through May 6, 2011 in anticipation of negotiations among the Company, the GKK Borrower, Gramercy and certain other mortgage and mezzanine lenders to the Gramercy realty portfolio regarding an agreement for an orderly transition of all or substantially all of the assets securing the Gramercy realty mortgage and mezzanine indebtedness to the lenders. The Company can give no assurance as to the outcome of any of these negotiations. If the lenders and Gramercy are unable to consummate a transition agreement, the Company anticipates that it will thereafter attempt to pursue available remedies to enforce the loans, which will likely include foreclosing on all or substantially all of the collateral securing the loans. The extension agreements related to the GKK Mezzanine Loan also extended the maturity dates of the mortgage loan (the “Mortgage Loan”) and the junior mezzanine loan (the “Junior Mezzanine Loan”) related to Gramercy’s realty portfolio to May 6, 2011. As part of the GKK extension agreements, Gramercy agreed to pay $3.5 million in the aggregate on March 14, 2011 for amounts due and payable by it under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan and for costs and expenses the GKK Borrower or the borrowers under the Mortgage Loan or Junior Mezzanine Loan are otherwise responsible to pay. The extension agreements provided that as of March 12, 2011 and through May 6, 2011, interest would accrue on the mezzanine loan at a rate equal to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.2%. Beginning April 2011, the GKK Borrower failed to meet its debt payment obligation. As of March 31, 2011, the Company had recorded interest income receivable, based on cash received in April 2011, of $1.1 million related to the GKK Mezzanine Loan. The Company does not expect to receive any future contractual interest payments from the GKK Borrower. In addition, the GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower. The Company anticipates commencing foreclosure proceedings on the underlying collateral or alternately, as to all or portions of the underlying collateral, obtain such underlying collateral from the GKK Borrower on mutually agreeable terms.

Commencing on March 9, 2011, the Company’s subsidiaries that are the borrowers under the repurchase agreements (individually and collectively, “KBS GKK”) entered into a series of extension agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement through April 28, 2011. As part of the extensions of the repurchase agreements, the Company paid $5.0 million in the aggregate to the repurchase agreement lenders on March 10, 2011 and paid an additional $5.0 million in the aggregate to the repurchase agreement lenders on March 22, 2011. Of the initial $5.0 million paid to the lenders, $4.1 million was used for the reduction of the principal balance under the repurchase agreements. The additional $5.0 million paid on March 22, 2011 was entirely applied to the reduction of the principal balance. Pursuant to the extension agreements, from and after March 9, 2011, certain amounts owed by KBS GKK to the lenders under the repurchase agreements accrued interest at an annual rate equal to the Federal Funds Rate plus 450 basis points (4.6% at March 31, 2011), from LIBOR plus 150 basis points prior to the extension. Also pursuant to the extension agreements, KBS GKK agreed to pay to the lenders all amounts received by KBS GKK under the GKK Mezzanine Loan in excess of interest payments.

On April 28, 2011, KBS GKK entered into an Amended and Restated Master Repurchase Agreement, which agreement was amended on May 10, 2011, with Goldman Sachs Mortgage Company (“Goldman”) and an Amended and Restated Master Repurchase Agreement, which agreement was amended on May 10, 2011, with Citigroup Financial Products Inc. (“Citigroup” and, together with Goldman, the “GKK Lenders”) (collectively and as amended, the “Amended Repurchase Agreements”). The purposes of the Amended Repurchase Agreements were, among others, to (i) extend the maturity dates of the existing Master Repurchase Agreements between KBS GKK, and Goldman and Citigroup, respectively, dated August 22, 2008, as amended, (ii) provide for additional security for the GKK Lenders under the Amended Repurchase Agreements, and (iii) set certain conditions that, on the date met (the “Conversion Date”), would automatically convert the Amended Repurchase Agreements into a mezzanine loan (the “Replacement Mezzanine Loan”).

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The Amended Repurchase Agreements will terminate on the earliest to occur of (i) April 28, 2013, (ii) the Conversion Date, (iii) the full payment of all obligations under the Amended Repurchase Agreements, or (iv) upon an event causing the Amended Repurchase Agreements to otherwise terminate.

As part of the closing of the Amended Repurchase Agreements, the Company paid $120 million in the aggregate to the GKK Lenders, of which approximately $115 million was used for the reduction of the principal balance under the repurchase agreements (the “Principal Payment”), with the remaining $5 million used for accrued interest, and costs and expenses incurred by the GKK Lenders in connection with the closing of the Amended Repurchase Agreements. As of April 28, 2011 and after the application of the Principal Payment, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $146.6 million. On May 10, 2011, the GKK Lenders advanced an additional $34.4 million under the Amended Repurchase Agreements to fund the Company’s acquisition, through KBS GKK, of a subordinated portion of the Mortgage Loan (the “KBS Tranche”). Additionally, in connection with the acquisition of the KBS Tranche, the Company, through KBS GKK, acquired a subordinated portion of the Junior Mezzanine Loan (the “KBS Junior Mezz Tranche”).

The Amended Repurchase Agreements are secured by participation interests in the GKK Mezzanine Loan, with an outstanding principal balance of $458.4 million as of April 28, 2011, the KBS Tranche and the KBS Junior Mezz Tranche.

The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, KBS GKK is required to make certain mandatory payments as follows:

(i)	by October 28, 2011, an amortization payment of $35 million;

(ii)	every three months thereafter through April 2013, amortization payments of approximately $24.3 million, which payment amounts were increased from $18.6 million because, on May 10, 2011, the GKK Lenders made an advance to provide funding for the acquisition by the Company, through KBS GKK, of the KBS Tranche, and which may be decreased by KBS GKK making any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)	by October 28, 2011, payments relating to the acquisition of the KBS Tranche and the KBS Junior Mezz Tranche in the amount of $1.6 million, and every three months thereafter through April 2013, such payments in the amount of $1.1 million;

(iv)	all proceeds received by KBS GKK related to the GKK Mezzanine Loan; and

(v)	75% to 100% of excess cash flows or net cash proceeds from: (a) the foreclosure or sale of certain properties in the Gramercy realty portfolio which indirectly secure the GKK Mezzanine Loan (the “GKK Collateral”); (b) the sale of certain real estate-related debt investments owned by the Company; (c) the sale of substantially all other properties owned by the Company, in excess of $75 million in the aggregate in any calendar year; and (d) certain indebtedness incurred or equity issued (excluding proceeds from the Company’s dividend reinvestment plan), by the Company.

KBS GKK may voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties.

In the event of: (i) a default under the Amended Repurchase Agreements; or (ii) bankruptcy or an act of insolvency with respect to the borrowers under the Mortgage Loan, the GKK Borrower or the borrowers under the Junior Mezzanine Loan, provided that such borrowers are then affiliates of the Company, the GKK Lenders shall have all voting and consent rights with respect to the GKK Mezzanine Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The Amended Repurchase Agreements require KBS GKK and its subsidiaries, the Company and certain of its subsidiaries that indirectly own most of the Company’s assets (collectively, the “Guarantors”) to meet certain financial and other covenants, which include among other covenants the requirement (i) for the Guarantors to maintain minimum liquidity of $9.0 million for the four month period beginning in May 2011, and $19.0 million thereafter and (ii) for KBS GKK to use its best efforts to comply with certain foreclosure procedures in connection with the exercise of remedies under the GKK Mezzanine Loan. The Company also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements it would not create or incur additional liens or indebtedness on its assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, the Company also agreed (i) except for distributions to stockholders necessary to maintain the Company’s REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in the Company pursuant to the dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).

The Guarantors have guaranteed, and other subsidiaries of the Company as may be added in the future will guarantee, all amounts owed by KBS GKK to the GKK Lenders under the Amended Repurchase Agreements.

In connection with the execution of the Amended Repurchase Agreements, the Company, through a wholly owned subsidiary, expects to commence foreclosure proceedings on, or otherwise take title to, the GKK Collateral. On the Conversion Date, the Amended Repurchase Agreements will automatically convert into the Replacement Mezzanine Loan. The terms of the Replacement Mezzanine Loan are expected to be substantially similar to those of the Amended Repurchase Agreements, including the guarantees.

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

March 31, 2011

(unaudited)

17. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Distributions Paid

On April 15, 2011, the Company paid distributions of $8.3 million, which related to distributions declared for each day in the period from March 1, 2011 through March 31, 2011.

Distributions Declared

On March 28, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which the Company expects to pay in May 2011. On April 19, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which the Company expects to pay in June 2011. On May 4, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2011 through June 30, 2011, which the Company expects to pay in July 2011, and distributions based on daily record dates for the period from July 1, 2011 through July 31, 2011, which the Company expects to pay in August 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

Financings Subsequent to March 31, 2011

Extension of GKK Repurchase Agreements

Subsequent to March 31, 2011, KBS GKK entered into a series of extension agreements to extend the maturity dates of the two repurchase agreements secured by the Company’s investment in the GKK Mezzanine Loan. See Note 16, “Commitments and Contingencies – Concentrations of Credit Risks.”

Wells Bridge Loan

On April 28, 2011, the Company, through indirect wholly owned subsidiaries (collectively, the “Wells Bridge Loan Borrower”), entered into a loan with Wells Fargo Bank, National Association (“Wells”) for an amount of up to $50.0 million (the “Wells Bridge Loan”). As of April 28, 2011, $10.0 million had been disbursed to the Wells Bridge Loan Borrower with the remaining loan balance of $40.0 million available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the Wells Bridge Loan is January 26, 2012. The Wells Bridge Loan bears interest at a floating rate of 275 basis points over one-month LIBOR. Monthly payments on the Wells Bridge Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment. Upon no less than three business days’ notice, the Wells Bridge Loan Borrower may pre-pay all or a portion of the Wells Bridge Loan, subject to prepayment fees in certain circumstances. The Wells Bridge Loan is secured by real estate owned by the Wells Bridge Loan Borrower and shall be used for, among other purposes, the amortization payments required under the Amended Repurchase Agreements. The Company has guaranteed all amounts owed by the Wells Bridge Loan Borrower to Wells under the Wells Bridge Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Millennium I Building Revolving Loan

On February 12, 2010, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. The Company obtained a three-year revolving loan from a financial institution that allowed the Company to draw up to $29.5 million, subject to certain terms and restrictions, at a floating interest rate equal to 375 basis points over one-month LIBOR (the “Millennium I Building Revolving Loan”). On April 21, 2011, the Company drew the entire $29.5 million available under the Millennium I Building Revolving Loan, which amount was used for the principal payment and fees required under the Amended Repurchase Agreements.

Small Portfolio Mortgage Loan Facility

On February 5, 2009, certain of the Company’s wholly owned subsidiaries (the “Small Portfolio Mortgage Loan Borrowers”) entered into a three-year mortgage loan agreement with an unaffiliated lender related to the following properties that secure the loan: North Creek Parkway Center, City Gate Plaza, the University Park Buildings and Meridian Tower. The principal amount of the facility is $54.0 million (the “Small Portfolio Mortgage Loan Facility”). The maturity date of the loan is March 1, 2012, with a one-year extension option subject to certain conditions. The Small Portfolio Mortgage Loan Facility bears interest at a floating rate of 275 basis points over one-month LIBOR (or, at the Small Portfolio Mortgage Loan Borrowers’ election, over three-month LIBOR or six-month LIBOR). At closing, $45.7 million had been disbursed to the Company and up to $8.3 million was available for a one-time future disbursement, subject to certain conditions set forth in the loan agreement. On April 21, 2011, the Company drew the remaining $8.3 million available under the Small Portfolio Mortgage Loan Facility, which amount was used for the principal payment and fees required under the Amended Repurchase Agreements.

Extension and Modification of the Woodfield Preserve Office Center and South Towne Corporate Center I and II

Mortgage Loans

On May 1, 2011, the Company, through indirect wholly owned subsidiaries, entered into a loan extension and modification agreement to extend the maturity date of a $106.5 million mortgage loan secured by the Woodfield Preserve Office Center and South Towne Corporate Center I and II to October 31, 2011. In connection with the extension, the Company paid $0.5 million of extension fees and waived the right to draw an additional $4.0 million previously available for future funding under the terms of the original loan agreement. During the extension period, interest will be calculated at a fixed rate of 5.30% per annum. Monthly payments are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior payments.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We continue to issue shares of common stock under our dividend reinvestment plan. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and, as of March 31, 2011, we had sold 21,816,201 shares under our dividend reinvestment plan for gross offering proceeds of $187.6 million.

As of March 31, 2011, we owned 63 real estate properties, one master lease, 11 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of March 31, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which eight condominium units, two retail spaces and parking spaces were held for sale.

Our focus in 2011 is to manage our existing portfolio. To the extent we receive proceeds from the repayment of real estate-related investments or the sale of a property in 2011, we expect to retain these funds for liquidity purposes, but may use a portion of the funds to make additional investments, to pay down debt or to pay distributions to our stockholders.

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

Over the past several months, the U.S. commercial real estate industry has experienced some improvement in fundamental benchmarks, such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

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

Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

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

Impact on Our Real Estate-Related Investments

Nearly all of our real estate-related investments are either directly secured by commercial real estate (e.g., first trust deeds or mortgages) or secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments in general have been impacted by the same factors impacting our real estate investments. In particular, our investments in mezzanine loans and B-Notes have been impacted to a greater degree as current valuations for buildings directly or indirectly securing our investment positions have likely decreased from the date of our acquisition or origination of these investments. In such instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the performance of collateral directly or indirectly securing our loan investments, and therefore, have impacted the ability of some borrowers under our loans to make contractual interest payments to us. For the three months ended March 31, 2011, we recorded a reduction of loan loss reserve of $0.2 million, which was comprised of a $0.2 million reduction of loan loss reserve calculated on an asset-specific basis, offset by an increase of $15,000 to our portfolio-based reserve.

Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves and loans under which we have foreclosed or otherwise taken title to the property subsequent to March 31, 2011, we have investments with book values totaling $562.4 million maturing within the next 12 months. For additional information, see the discussion of our $458.6 million investment in the GKK Mezzanine Loan below under “— Contractual Commitments and Contingencies.” We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $473.6 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $153.0 million.

Impact on Our Financing Activities

In light of the risks associated with declining operating cash flows from our real estate properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will meet or otherwise be permitted to extend the maturity of our current loan agreements, we can give no assurance in this regard. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $309.6 million of debt obligations maturing during the 12 months ending March 31, 2012. As of March 31, 2011, we have a total of $533.3 million of fixed rate notes payable and $912.8 million of variable rate notes payable and repurchase agreements; of the $912.8 million of variable rate notes payable and repurchase agreements, $164.7 million are effectively fixed through interest rate swaps and $440.2 million are subject to interest rate caps. For additional information, see the discussion of the amendment and restatement of the repurchase agreements related to our GKK Mezzanine Loan investment below under “— Contractual Commitments and Contingencies.” After the amendment and restatement of these two repurchase agreements, and assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, as of April 28, 2011, we had $48.0 million of debt maturing prior to March 31, 2012. Additionally, we are required to make a minimum of $59.3 million in amortization payments of principal related to the two repurchase agreements prior to March 31, 2012 and to pay $2.7 million in fees relating to the amendment of these two repurchase agreements by March 31, 2012.

Liquidity and Capital Resources

Our principal demands for funds during the short- and long-term are for the payment of operating expenses, capital expenditures, general and administrative expenses, substantial pay down of debt obligations in order to refinance loans with near term maturities and distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from our primary offering, which closed in 2008;

•	Proceeds from common stock issued under our dividend reinvestment plan;

•	Cash flow generated by our real estate operations and real estate-related investments;

•	Proceeds from the sales of real estate;

•	Principal repayments on our real estate loans receivable; and

•	Debt financings, including mortgage loans, repurchase agreements and credit facilities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

We expect to use our cash flows from operations to pay dividends. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the repurchase agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6 million per month, excluding any distributions to stockholders reinvested in our dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan). See “— Contractual Commitments and Contingencies” below.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2011, our real estate portfolio was 79% occupied and our bad debt reserve was less than 1% of annualized base rent. As of March 31, 2011, we had seven tenants with rent balances outstanding for over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees and debt service payments. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of March 31, 2011, three of the ten borrowers under our real estate loans receivable were delinquent. As a result of these factors, we may experience declines in future cash flows from real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets.

We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; the repayment of debt; and the repurchase of shares under our share redemption program. During the second half of 2009 and throughout 2010, the participation in our dividend reinvestment plan decreased in comparison to 2008. Further reductions in participation under the dividend reinvestment plan could adversely impact our ability to meet our capital needs. Based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have announced that we do not expect to have funds available for the share redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the repurchase agreements we would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” See “— Contractual Commitments and Contingencies” below.

For the three months ended March 31, 2011, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments, cash on hand, proceeds from the sale of real estate and proceeds from repayments of real estate loans receivable. We believe that our cash flow from operations, expected proceeds from our dividend reinvestment plan, principal repayments on our real estate loans receivable, potential proceeds from the sale of assets and availability under our revolving credit facility will be sufficient to meet our liquidity needs for the upcoming year. For additional information regarding our cash needs during 2011, see the discussion of our repurchase agreements secured by our investment in the GKK Mezzanine Loan and the mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture below under “ — Contractual Commitments and Contingencies.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities

As of March 31, 2011, we owned 63 real estate properties, one master lease, 11 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. During the three months ended March 31, 2011, net cash provided by operating activities was $1.7 million, compared to $6.7 million of net cash provided by operating activities during the three months ended March 31, 2010. Net cash from operations decreased in 2011 primarily as a result of a $1.6 million decrease in contractual interest income from the payoff of a note receivable in September 2010 and a decrease of $4.0 million in rental income and tenant reimbursements, due to a combination of lower occupancy, increased lease concessions, reduced rental rates and the sale of two real estate properties. The decrease in rental income and tenant reimbursements was partially offset by a decrease of $3.7 million in asset management fees to affiliates and by a decrease in depreciation and amortization expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $6.3 million for the three months ended March 31, 2011. The sources and uses of cash from investing activities were as follows:

•	$3.4 million of cash used for additions to real estate;

•	$8.4 million of cash provided from the sale of foreclosed real estate held for sale; and

•

$1.4 million decrease in restricted cash for capital expenditures relating to the payment of leasing commissions, tenant improvements and capital improvements for the releasing of one of our joint venture properties.

Cash Flows from Financing Activities

Net cash used in financing activities was $48.8 million for the three months ended March 31, 2011. The significant uses of cash for financing activities were as follows:

•

$33.9 million of net cash used for repayment of debt and other financings as a result of $33.6 million of principal payments on notes payable and repurchase agreements and $1.0 million of payments for related financing costs, partially offset by proceeds from notes payable of $0.7 million;

•	$12.5 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $11.5 million;

•	$1.5 million of cash used for redemptions of common stock and $0.3 million of cash used for payments of commissions on stock sales; and

•	$0.6 million of distributions paid to the noncontrolling interest holder of our joint venture investment in the National Industrial Portfolio.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, as of March 31, 2011, we had $309.6 million of debt maturing during the 12 months ending March 31, 2012, including $261.6 million due under the two repurchase agreements secured by the GKK Mezzanine Loan. See the discussion regarding the amendment and restatement of the repurchase agreements related to our GKK Mezzanine Loan investment below. After the amendment and restatement of these two repurchase agreements, and assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, as of April 28, 2011, we had $48.0 million of debt maturing prior to March 31, 2012. Additionally, we are required to make a minimum of $59.3 million in amortization payments of principal related to the two repurchase agreements prior to March 31, 2012 and to pay $2.7 million in fees relating to the amendment of these two repurchase agreements by March 31, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2011, we had a total of $533.3 million of fixed rate notes payable and $912.8 million of variable rate notes payable and repurchase agreements; of the $912.8 million of variable rate notes payable and repurchase agreements, interest rates on $164.7 million of these notes were effectively fixed through interest rate swaps and interest rates on $440.2 million of these notes were subject to interest rate caps. In addition, we have variable rate loans receivable with total aggregate outstanding principal balances of $473.6 million that, when interest rate indices such as LIBOR increase, provide income to partially offset increases in interest expense on variable rate debt. As discussed above, during the last three years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. As of March 31, 2011, we have a total of $748.1 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates, which fluctuations may be partially offset by interest rate caps in place on $440.2 million of notes payable. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.

As of March 31, 2011, we had two repurchase agreements totaling $261.6 million secured by our investment in the GKK Mezzanine Loan. KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. As of March 31, 2011, the outstanding principal balance of the GKK Mezzanine Loan was $458.6 million. The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are certain wholly owned subsidiaries of Gramercy (collectively, the “GKK Borrower”). Prior to the extensions discussed below, the maturity date of the GKK Mezzanine Loan was March 11, 2011 and the maturity dates of the repurchase agreements were March 9, 2011.

Commencing on March 11, 2011, we, through indirect wholly owned subsidiaries, and the GKK Borrower entered into a series of agreements to extend the maturity date of the GKK Mezzanine Loan through May 6, 2011 in anticipation of negotiations among us, the GKK Borrower, Gramercy and certain other mortgage and mezzanine lenders to the Gramercy realty portfolio regarding an agreement for an orderly transition of all or substantially all of the assets securing the Gramercy realty mortgage and mezzanine indebtedness to the lenders. We can give no assurance as to the outcome of any of these negotiations. If the lenders and Gramercy are unable to consummate a transition agreement, we anticipate that we will thereafter attempt to pursue available remedies to enforce the loans, which will likely include foreclosing on all or substantially all of the collateral securing the loans. The extension agreements related to the GKK Mezzanine Loan also extended the maturity dates of the mortgage loan (the “Mortgage Loan”) and the junior mezzanine loan (the “Junior Mezzanine Loan”) related to Gramercy’s realty portfolio to May 6, 2011. As part of the GKK extension agreements, Gramercy agreed to pay $3.5 million in the aggregate on March 14, 2011 for amounts due and payable by it under the GKK Mezzanine Loan, the Mortgage Loan and the Junior Mezzanine Loan and for costs and expenses the GKK Borrower or the borrowers under the Mortgage Loan or Junior Mezzanine Loan are otherwise responsible to pay. The extension agreements provided that as of March 12, 2011 and through May 6, 2011, interest would accrue on the mezzanine loan at a rate equal to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.2%. Beginning April 2011, the GKK Borrower failed to meet its debt payment obligation. As of March 31, 2011, we recorded interest income receivable, based on cash received in April 2011, of $1.1 million related to the GKK Mezzanine Loan. We do not expect to receive any future contractual interest payments from the GKK Borrower. In addition, the GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower and we anticipate commencing foreclosure proceedings on the underlying collateral or alternately, as to all or portions of the underlying collateral, obtain such underlying collateral from the GKK Borrower on mutually agreeable terms.

Commencing on March 9, 2011, our subsidiaries that are the borrowers under the repurchase agreements (individually and collectively, “KBS GKK”) entered into a series of extension agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement through April 28, 2011. As part of the extensions of the repurchase agreements, we paid $5.0 million in the aggregate to the repurchase agreement lenders on March 10, 2011 and paid an additional $5.0 million in the aggregate to the repurchase agreement lenders on March 22, 2011. Of the initial $5.0 million paid to the lenders, $4.1 million was used for the reduction of the principal balance under the repurchase agreements. The additional $5.0 million paid on March 22, 2011 was entirely applied to the reduction of the principal balance. Pursuant to the extension agreements, from and after March 9, 2011, certain amounts owed by KBS GKK to the lenders under the repurchase agreements accrued interest at an annual rate equal to the Federal Funds Rate plus 450 basis points (4.6% at March 31, 2011), from LIBOR plus 150 basis points prior to the extension. Also pursuant to the extension agreements, KBS GKK agreed to pay to the lenders all amounts received by KBS GKK under the GKK Mezzanine Loan in excess of interest payments.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 28, 2011, KBS GKK entered into an Amended and Restated Master Repurchase Agreement, which agreement was amended on May 10, 2011, with Goldman Sachs Mortgage Company (“Goldman”) and an Amended and Restated Master Repurchase Agreement, which agreement was amended on May 10, 2011, with Citigroup Financial Products Inc. (“Citigroup” and, together with Goldman, the “GKK Lenders”) (collectively as amended, the “Amended Repurchase Agreements”). The purposes of the Amended Repurchase Agreements were, among others, to (i) extend the maturity dates of the existing Master Repurchase Agreements between KBS GKK, and Goldman and Citigroup, respectively, dated August 22, 2008, as amended, (ii) provide for additional security for the GKK Lenders under the Amended Repurchase Agreements, and (iii) set certain conditions that, on the date met (the “Conversion Date”), would automatically convert the Amended Repurchase Agreements into a mezzanine loan (the “Replacement Mezzanine Loan”).

The Amended Repurchase Agreements will terminate on the earliest to occur of (i) April 28, 2013, (ii) the Conversion Date, (iii) the full payment of all obligations under the Amended Repurchase Agreements, or (iv) upon an event causing the Amended Repurchase Agreements to otherwise terminate.

As part of the closing of the Amended Repurchase Agreements, we paid $120 million in the aggregate to the GKK Lenders, of which approximately $115 million was used for the reduction of the principal balance under the repurchase agreements (the “Principal Payment”), with the remaining $5 million used for accrued interest, and costs and expenses incurred by the GKK Lenders in connection with the closing of the Amended Repurchase Agreements. As of April 28, 2011 and after the application of the Principal Payment, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $146.6 million. On May 10, 2011, the GKK Lenders advanced an additional $34.4 million under the Amended Repurchase Agreements to fund our acquisition, through KBS GKK, of a subordinated portion of the Mortgage Loan (the “KBS Tranche”). Additionally, in connection with the acquisition of the KBS Tranche, we, through KBS GKK, acquired a subordinated portion of the Junior Mezzanine Loan (the “KBS Junior Mezz Tranche”).

The Amended Repurchase Agreements are secured by participation interests in the GKK Mezzanine Loan with an outstanding principal balance of $458.4 million as of April 28, 2011, the KBS Tranche and the KBS Junior Mezz Tranche.

The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, KBS GKK is required to make certain mandatory payments as follows:

(i)	by October 28, 2011, an amortization payment of $35 million;

(ii)	every three months thereafter through April 2013, amortization payments of approximately $24.3 million, which payment amounts were increased from $18.6 million because, on May 10, 2011, the GKK Lenders made an advance to provide funding for the acquisition by us, through KBS GKK, of the KBS Tranche, and which may be decreased by KBS GKK making any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)	by October 28, 2011, payments relating to the acquisition of the KBS Tranche and the KBS Junior Mezz Tranche in the amount of $1.6 million, and every three months thereafter through April 2013, such payments in the amount of $1.1 million;

(iv)	all proceeds received by KBS GKK related to the GKK Mezzanine Loan; and

(v)	75% to 100% of excess cash flows or net cash proceeds from: (a) the foreclosure or sale of certain properties in the Gramercy realty portfolio which indirectly secure the GKK Mezzanine Loan (the “GKK Collateral”); (b) the sale of certain real estate-related debt investments owned by us; (c) the sale of substantially all other properties owned by us, in excess of $75 million in the aggregate in any calendar year; and (d) certain indebtedness incurred or equity issued (excluding proceeds from our dividend reinvestment plan), by us.

KBS GKK may voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the event of: (i) a default under the Amended Repurchase Agreements; or (ii) bankruptcy or an act of insolvency with respect to the borrowers under the Mortgage Loan, GKK Borrower or the borrowers under the Junior Mezzanine Loan related to the Gramercy realty portfolio indebtedness, provided that such borrowers are then affiliates of us, the GKK Lenders shall have all voting and consent rights with respect to the GKK Mezzanine Loan.

The Amended Repurchase Agreements require KBS GKK and its subsidiaries, KBS Real Estate Investment Trust and certain of our subsidiaries that indirectly own most of our assets (collectively, the “Guarantors”) to meet certain financial and other covenants, which include among other covenants the requirements (i) for the Guarantors to maintain minimum liquidity of $9.0 million for the four month period beginning in May 2011, and $19.0 million thereafter, and (ii) for KBS GKK to use its best efforts to comply with certain foreclosure procedures in connection with the exercise of remedies under the GKK Mezzanine Loan. We also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements we would not create or incur additional liens or indebtedness on our assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, we also agreed (i) except for distributions to stockholders necessary to maintain our REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in us pursuant to the dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).

The Guarantors have guaranteed, and other of our subsidiaries as may be added in the future will guarantee, all amounts owed by the KBS GKK to the GKK Lenders under the Amended Repurchase Agreements.

In connection with the execution of the Amended Repurchase Agreements, we, through a wholly owned subsidiary, expect to commence foreclosure proceedings on, or otherwise take title to, the GKK Collateral. On the Conversion Date, the Amended Repurchase Agreements will automatically convert into the Replacement Mezzanine Loan. The terms of the Replacement Mezzanine Loan are expected to be substantially similar to those of the Amended Repurchase Agreements, including the guarantees.

The GKK Mezzanine Loan represents a significant investment to us that as of March 31, 2011 represented 19% of our total assets and 84% of our total investments in loans receivable, after loan loss reserves. During the three months ended March 31, 2011, the GKK Mezzanine Loan provided 12% of our revenues and 81% of our interest income from loans receivable. Although as of March 31, 2011, our investment in the GKK Mezzanine Loan was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning April 2011, we had not recorded an impairment charge related to our investment in the GKK Mezzanine Loan. Based on an analysis of the value of the assets securing the GKK Mezzanine Loan, we concluded that the GKK Mezzanine Loan was fully secured by the collateral and no impairment is necessary as of March 31, 2011. We will continue to monitor the performance of the Gramercy realty portfolio. There is no assurance that we will not realize an impairment charge related to this investment in the future and it is reasonably possible that as a result of receiving additional information related to the assets securing the GKK Mezzanine Loan or a change in other facts and circumstances that an impairment may be realized. The interest rate under the GKK Mezzanine Loan is variable and will fluctuate based on changes in LIBOR. As of March 31, 2011, the cash flows provided by the properties securing the GKK Mezzanine Loan were insufficient to cover the GKK Borrower’s debt service obligations and beginning April 2011, the GKK Borrower failed to meet its debt payment obligation. As of March 31, 2011, we recorded interest income receivable, based on cash received in April 2011, of $1.1 million related to the GKK Mezzanine Loan. We do not expect to receive any future contractual interest payments from the GKK Borrower. In addition, the GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2011, we had $440.2 million of mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture. Due to a decline in the operating performance of the National Industrial Portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that the we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture upon their fully-extended maturities in August 2012, and we may not meet the requirement to exercise the final loan extensions in August 2011. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012.

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

As of March 31, 2011, we had $111.1 million of cash and cash equivalents and up to $29.5 million available under our revolving credit facility primarily to meet our operational and capital needs. Subsequent to March 31, 2011, we drew the entire $29.5 million available under our revolving credit facility, borrowed an additional $18.3 million and used cash on hand of approximately $72.2 million for the payment of $120.0 million to the GKK Lenders in connection with the Amended Repurchase Agreements.

As of March 31, 2011, our borrowings were approximately 58% and 61% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

The following is a summary of our contractual obligations as of March 31, 2011 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$1,446,121	$819,914	$377,241	$186,766	$62,200
Interest payments on outstanding debt obligations (2)	$86,943	$29,174	$44,146	$10,808	$2,815
Outstanding funding obligations under real estate loans receivable	$5,864	$5,864	$—	$—	$—
Other obligations (3)	$6,986	(3)	(3)	(3)	(3)

(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of March 31, 2011.

(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at March 31, 2011, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $13.6 million, excluding amortization of deferred financing costs totaling $0.6 million, during the three months ended March 31, 2011. Projected interest payments under the GKK repurchase agreements were calculated based on their contractual maturity dates as of March 31, 2011. Subsequent to March 31, 2011, we amended and restated the GKK repurchase agreements as discussed above.

(3) Represents the $1.6 million of outstanding advances from our advisor and $5.4 million of incurred but unpaid performance fees as of March 31, 2011. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.

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

In addition to the advances to us from our advisor in the amount of $1.6 million, at March 31, 2011, we have incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition as defined in the advisory agreement; beginning in April 2010, our operations did not meet the Funds from Operations condition as defined in the advisory agreement. Although performance fees of $5.4 million have been incurred as of March 31, 2011, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.

Results of Operations

Overview

As of March 31, 2010, we owned 65 real estate properties (including one industrial property held for sale), one master lease, 14 real estate loans receivable (five of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Subsequent to March 31, 2010, we had foreclosed on two properties underlying impaired loan investments, recorded an impairment charge against one additional real estate loan receivable and received proceeds from a loan receivable pay-off. During the second quarter of 2010, we recognized an impairment charge on real estate related to 17 properties within the National Industrial Portfolio joint venture. We also sold one office property and one industrial property in June 2010 and October 2010, respectively, and accordingly, we classified both properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of March 31, 2011, we owned 63 real estate properties, one master lease, 11 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of March 31, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which eight condominium units, two retail spaces and parking spaces were held for sale. In addition, we have experienced a decline in the occupancy of our real estate properties from 85% as of March 31, 2010 to 79% as of March 31, 2011. Our results of operations were affected by these factors during the three months ended March 31, 2011 and 2010 as discussed below.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2010

The following table provides summary information about our results of operations for the three months ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2011	2010
Rental income	$39,767	$43,558	$(3,791)	(9%	)
Tenant reimbursements	8,084	8,289	(205)	(2%	)
Interest income from real estate loans receivable	8,476	11,118	(2,642)	(24%	)
Interest income from real estate securities	752	780	(28)	(4%	)
Parking revenues and other operating income	586	880	(294)	(33%	)
Operating, maintenance, and management costs	11,816	11,978	(162)	(1%	)
Real estate taxes, property-related taxes, and insurance	7,431	7,420	11	0%
Asset management fees to affiliate	4,508	5,150	(642)	(12%	)
General and administrative expenses	2,540	1,653	887	54%
Depreciation and amortization expense	18,241	21,258	(3,017)	(14%	)
Interest expense	14,237	14,263	(26)	(0%	)
Provision for loan losses	(155)	(48)	(107)	(223%	)
Gain on sale of foreclosed real estate held for sale	51	—	51	100%
Income from unconsolidated joint venture	1,866	1,901	(35)	(2%	)
Other interest income	79	28	51	182%

The $3.8 million decrease in rental income primarily relates to a decrease in lease termination fees and lower occupancy and rental rates for the three months ended March 31, 2011. Our rental income will vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. Occupancy decreased from 85% at March 31, 2010 to 79% at March 31, 2011. While we would generally expect rental income to increase over the long-term, the current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.

The $0.2 million decrease in tenant reimbursements was primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower recovery of operating expenses caused by the reset of tenant base years (as a result of new tenants and lease renewals) and lower reimbursable utility expenses and property taxes for certain properties. Our tenant reimbursements will vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over the long-term, the current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements, especially in the short-term. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $2.6 million decrease in interest income from loans receivable was primarily due to the following:

•	A decrease of $1.6 million related to the 55 East Monroe Mezzanine Loan Origination was a result of the pay-off of the loan on September 9, 2010.

•

A decrease of $0.3 million related to the foreclosure on the properties secured by the Artisan Multifamily Portfolio Mezzanine Loan by the first mortgage lender on January 21, 2011 and our write-off of this investment.

•	A net increase of $0.3 million related to the GKK Mezzanine Loan was primarily due to the amortization of the fee paid by the borrower to extend this loan to March 2011.

•	A decrease of $1.2 million related to the 11 South LaSalle Loan was as a result of ceasing the recognition of revenue subsequent to September 2010.

Interest income from real estate loans receivable will decrease in future periods due to the GKK Mezzanine Loan as the GKK Borrower failed to meet its contractual interest payment obligation beginning April 2011. We do not expect to receive any future contractual interest payments from the GKK Borrower. Additionally, interest income from real estate loans receivable in future periods compared to historical periods will also be impacted by fluctuations in LIBOR to the extent we have variable rate loans and by the ability of borrowers under the real estate loans receivable scheduled to mature during the next year to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $562.4 million maturing within a year from March 31, 2011, including the $458.6 million GKK Mezzanine Loan, which matured on May 6, 2011 without repayment from the GKK Borrower. But see the discussion of our investment in the GKK Mezzanine Loan under “— Contractual Commitments and Contingencies.”

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

The $0.6 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation and the disposition of two real estate properties during the second and fourth quarters of 2010. In addition, beginning April 2010, asset management fees related to the National Industrial Portfolio joint venture decreased because we failed to meet certain Funds from Operations (as defined in the advisory agreement) thresholds required for the advisor to earn the performance fee.

The $0.9 million increase in general and administrative expenses primarily relates to higher legal fees incurred with respect to our investments in GKK Mezzanine Loan and the Tribeca Building. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $3.0 million decrease in depreciation and amortization expense is primarily due to the decrease related to the National Industrial Portfolio joint venture. As of June 30, 2010, we recorded an impairment charge with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values, and at that time, we reduced the amount of ongoing depreciation and amortization expense recognized, based on the adjusted carrying value of these properties. In addition, the decrease in depreciation and amortization also relates to the disposition of two real estate properties during the second and fourth quarters of 2010.

The provision for loan losses for the three months ended March 31, 2011 decreased by $0.1 million compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, we recorded a reduction in loan loss reserve of $0.2 million primarily related to the recovery of additional proceeds from the 200 Professional Drive Loan Origination, which was foreclosed and sold in December 2010. During the three months ended March 31, 2010, we recorded a reduction in loan loss reserves of $48,000, which was related to a reduction in the asset-specific reserve for the Sandmar Mezzanine Loan.

We recognized a gain of $51,000 on the sales of foreclosed real estate held for sale during the three months ended March 31, 2011, as a result of selling three condominium units of the Tribeca Building.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income attributable to common stockholders	$941	$4,418
Add:
Depreciation of real estate assets	10,961	10,607
Depreciation of real estate assets - discontinued operations	—	413
Amortization of lease-related costs	7,280	10,651
Amortization of lease-related costs - discontinued operations	—	434
Deduct:
Gain on sales of foreclosed real estate held for sale	(51)	—
Adjustments for noncontrolling interest - consolidated entity (1)	(497)	(1,040)

FFO	$18,634	$25,483

(1) Relates to our consolidated joint venture. The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. Its share of amortization of lease-related costs was $0.1 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

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

Significant Noncash Items Included in Net Income:

•	Provision for loan losses related to our real estate loans receivable was $(0.2) million and $(48,000) for the three months ended March 31, 2011 and 2010, respectively;

•

Revenues in excess of actual cash received of approximately $0.8 million (net of adjustment for noncontrolling interest of $5,000) for the three months ended March 31, 2011 and $76,000 (net of adjustment for noncontrolling interest of $(98,000)) for the three months ended March 31, 2010, as a result of amortization of above-market/below-market in-place leases;

•

Revenues in excess of actual cash received of $1.9 million (net of adjustment for noncontrolling interest of $40,000) for the three months ended March 31, 2011 and of $2.3 million (net of adjustment for noncontrolling interest of $40,000) for the three months ended March 31, 2010, as a result of straight-line rent and amortization of lease incentives;

•

Accretion of discounts and origination fees on real estate loans receivable and real estate securities to interest income, net of amortization of closing costs, of $0.7 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively; and

•

Amortization of deferred financing costs related to notes payable of approximately $0.6 million (net of adjustment for noncontrolling interest of $31,000) for the three months ended March 31, 2011 and $0.6 million (net of adjustment for noncontrolling interest of $31,000) for the three months ended March 31, 2010, were recognized as interest expense.

Operating cash flow and FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. Tenant improvements and capital expenditures totaled $3.4 million and $3.9 million while leasing commissions totaled $1.9 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.

Distributions

Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2011	$24,090	$0.129	$12,493	$11,533	$24,026	$1,667

(1) Distributions for the period from January 1, 2011 through March 31, 2011 are based on daily record dates and are calculated at a rate of $0.00143836 per share per day.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.

For the three months ended March 31, 2011, we paid aggregate distributions of $24.0 million, including $12.5 million of distributions paid in cash and $11.5 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $1.7 million of current period operating cash flows and $22.3 million of operating cash reserves from prior periods and proceeds from the sale of properties in 2010. FFO for the three months ended March 31, 2011 was $18.6 million. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Generally, we pay, and in the future expect to pay, distributions from our cash flow from operations. On April 28, 2011, in connection with the execution of the Amended Repurchase Agreements we agreed that during the term of the Amended Repurchase Agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6 million per month, excluding any distributions to stockholders reinvested in our dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan). See “— Contractual Commitments and Contingencies” above.

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

During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. A decline in the occupancy of our portfolio and increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, have resulted in lower current cash flow. Tenant specific issues, including bankruptcy and down-sizing, have place downward pressure on our operating cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.2% as of March 31, 2011. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases to distributions in future periods to preserve capital necessary to maintain our investment portfolio.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “— Market Outlook — Real Estate and Real Estate Finance Markets,” and “ — Results of Operations” herein and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; and the level of participation in our dividend reinvestment plan. In the event our cash flow and/or FFO from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Estimated Value per Share

The estimated value per share of our common stock of $7.32 per share was based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. If in connection with the restructuring of our debt or for other liquidity purposes, we decide to sell properties before the end of the hold period assumed in connection with the valuation, the estimated value per share of our stock could decrease. Further, our estimated value per share may change as a result of the restructuring of our investment in the GKK Mezzanine Loan. However, as of March 31, 2011, we had not recorded an impairment charge related to our investment in the GKK Mezzanine Loan. Based on our analysis, we concluded that our position in the GKK Mezzanine Loan was fully secured by the collateral and no impairment was necessary as of March 31, 2011. We will continue to monitor the performance of the collateral securing the GKK Mezzanine Loan. There is no assurance that we will not recognize an impairment charge related to this investment in the future.

We currently intend to update the estimated value per share in December 2011. Until such time, the purchase price of shares under the dividend reinvestment plan will be $7.32, and the redemption price for shares eligible for redemption under the share redemption program will be $7.32. As described above, during the term of the Amended Repurchase Agreements, we agreed to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our policies during 2011.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Distributions Paid

On April 15, 2011, we paid distributions of $8.3 million, which related to distribution record dates for each day in the period from March 1, 2011 through March 31, 2011.

Distributions Declared

On March 28, 2011, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which we expect to pay in May 2011. On April 19, 2011, our board of directors declared distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which we expect to pay in June 2011. On May 4, 2011, the our board of directors declared distributions based on daily record dates for the period from June 1, 2011 through June 30, 2011, which we expect to pay in July 2011, and distributions based on daily record dates for the period from July 1, 2011 through July 31, 2011, which we expect to pay in August 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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

Financings Subsequent to March 31, 2011

Extension of GKK Repurchase Agreements

Subsequent to March 31, 2011, KBS GKK entered into a series of extension agreements to extend the maturity dates of the two repurchase agreements secured by our investment in the GKK Mezzanine Loan. For additional information, see the discussion of our repurchase agreements secured by our investment in the GKK Mezzanine Loan under “— Contractual Commitments and Contingencies.”

Wells Bridge Loan

On April 28, 2011, we, through indirect wholly owned subsidiaries (collectively, the “Wells Bridge Loan Borrower”), entered into a loan with Wells Fargo Bank, National Association for an amount of up to $50.0 million (the “Wells Bridge Loan”). As of April 28, 2011, $10.0 million had been disbursed to the Wells Bridge Loan Borrower with the remaining loan balance of $40.0 million available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the Wells Bridge Loan is January 26, 2012. The Wells Bridge Loan bears interest at a floating rate of 275 basis points over one-month LIBOR. Monthly payments on the Wells Bridge Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment. Upon no less than three business days’ notice, the Wells Bridge Loan Borrower may pre-pay all or a portion of the Wells Bridge Loan, subject to prepayment fees in certain circumstances. The Wells Bridge Loan is secured by real estate and real estate-related assets owned by the Wells Bridge Loan Borrower and shall be used for, among other purposes, the amortization payments required under the Amended Repurchase Agreements. We and KBS REIT Properties, LLC, an indirect wholly owned subsidiary of ours that indirectly owns substantially all of our properties, have guaranteed all amounts owed by the Wells Bridge Loan Borrower under the Wells Bridge Loan.

Millennium I Building Revolving Loan

On February 12, 2010, we, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. We obtained a three-year revolving loan from a financial institution that allowed us to draw up to $29.5 million, subject to certain terms and restrictions, at a floating interest rate equal to 375 basis points over one-month LIBOR (the “Millennium I Building Revolving Loan”). On April 21, 2011, we drew the entire $29.5 million available under the Millennium I Building Revolving Loan, which amount was used for the principal payment and fees required under the Amended Repurchase Agreements.

Small Portfolio Mortgage Loan Facility

On February 5, 2009, certain of our wholly owned subsidiaries (the “Small Portfolio Mortgage Loan Borrowers”) entered into a three-year mortgage loan agreement with an unaffiliated lender related to the following properties that secure the loan: North Creek Parkway Center, City Gate Plaza, the University Park Buildings and Meridian Tower. The principal amount of the facility is $54.0 million (the “Small Portfolio Mortgage Loan Facility”). The maturity date of the loan is March 1, 2012, with a one-year extension option subject to certain conditions. The Small Portfolio Mortgage Loan Facility bears interest at a floating rate of 275 basis points over one-month LIBOR (or, at the Small Portfolio Mortgage Loan Borrowers’ election, over three-month LIBOR or six-month LIBOR). At closing, $45.7 million had been disbursed to us and up to $8.3 million was available for a one-time future disbursement, subject to certain conditions set forth in the loan agreement. On April 21, 2011, we drew the remaining $8.3 million available under the Small Portfolio Mortgage Loan Facility, which amount was used for the principal payment and fees required under the Amended Repurchase Agreements.

Extension and Modification of the Woodfield Preserve Office Center and South Towne Corporate Center I and II Mortgage Loans

On May 1, 2011, we, through indirect wholly owned subsidiaries, entered into a loan extension and modification agreement to extend the maturity date of a $106.5 million mortgage loan secured by the Woodfield Preserve Office Center and South Towne Corporate Center I and II to October 31, 2011. In connection with the extension, we paid $0.5 million of extension fees and waived the right to draw an additional $4.0 million previously available for future funding under the terms of the original loan agreement. During the extension period, interest will be calculated at a fixed rate of 5.30% per annum. Monthly payments are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior payments.

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

We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2011, the fair value and book value of our fixed rate real estate loans receivable were $92.5 million and $153.0 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At March 31, 2011, the fair value of our fixed rate debt was $533.5 million and the carrying value of our fixed rate debt was $533.3 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt and loans receivable, as well as our investment in preferred membership interests in an unconsolidated joint venture, would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $748.1 million of our $912.8 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $164.7 million of our variable rate debt. Based on interest rates as of March 31, 2011, if interest rates were 100 basis points higher during the 12 months ending March 31, 2012, interest expense on our variable rate debt outstanding would increase by approximately $6.4 million and if interest rates were 100 basis points lower during the 12 months ending March 31, 2012, interest expense on our variable rate debt outstanding would decrease by $1.5 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $473.6 million of variable rate loans receivable. Based on interest rates as of March 31, 2011, if interest rates were 100 basis points higher during the 12 months ending March 31, 2012, interest income would be increased by approximately $4.7 million, and if interest rates were 100 basis points lower during the 12 months ending March 31, 2012, interest income would be decreased by approximately $1.2 million. At March 31, 2011, we were exposed to market risks related to fluctuations in interest rates with respect to our investment in preferred membership interests in an unconsolidated joint venture. Based on interest rates as of March 31, 2011, if interest rates were 100 basis points higher during the 12 months ending March 31, 2012, income from the preferred membership interests in the unconsolidated joint venture would be increased by $1.7 million, and if interest rates were 100 basis points lower during the 12 months ending March 31, 2012, income from the preferred membership interests in the unconsolidated joint venture would be decreased by $0.4 million.

The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at March 31, 2011 were 3.7% and 6.1%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at March 31, 2011, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2011 were 5.6% and 3.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2011 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of March 31, 2011, where applicable.

PART I. FINANCIAL INFORMATION (CONTINUED)

For developments related to our loans receivable and notes payable subsequent to March 31, 2011, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

The only redemptions we made under the share redemption program during the three months ended March 31, 2011 were those that qualified as, and met the requirements for, special redemptions under the share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the three months ended March 31, 2011, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program. On December 10, 2010, we announced that based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” and “determination of incompetence,” we do not currently expect to have funds available for redemption under the share redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the repurchase agreements we would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” The repurchase agreements will terminate on the earliest to occur of (i) April 28, 2013 (ii) the date that the repurchase agreements convert into a mezzanine loan (which would likely contain substantially similar terms as the repurchase agreements, including with respect to the share redemption program restrictions); (iii) the date that all obligations under the repurchase agreements are fully paid or (iv) upon an event causing the repurchase agreements to otherwise terminate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments and Contingencies” above.

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

During the three months ended March 31, 2011, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	62,143	$7.32	(2)	(3)
February 2011	66,590	$7.32	(2)	(3)
March 2011	77,692	$7.32	(2)	(3)

Total	206,425

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

(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share. On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. Effective for the December 2010 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.32 per share. We currently expect to update our estimated value per share in December 2011.

(3) We limit the dollar value of shares that may be redeemed under the program as described above.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Amended and Restated Charter of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

4.3	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009

10.1	Extension of Master Repurchase Agreement (related to the extension of the GKK Mezzanine Loan) between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of March 9, 2011

10.2	Extension of Master Repurchase Agreement (related to the extension of the GKK Mezzanine Loan) between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of March 9, 2011

10.3	Omnibus Extension of Loan Agreements (related to the extension of the GKK Mezzanine Loan), by and among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively as mortgage lender and junior mezzanine lender, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, collectively as senior mezzanine lender, and certain subsidiaries of Gramercy Capital Corp., collectively as borrower, dated as of March 11, 2011

10.4	Amendment #1 to Extension Agreement (related to the extension of the GKK Mezzanine Loan) between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of March 13, 2011

10.5	Amendment #1 to Extension Agreement (related to the extension of the GKK Mezzanine Loan) between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of March 13, 2011

10.6	Omnibus Extension of Loan Agreements (related to the extension of the GKK Mezzanine Loan), by and among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively as mortgage lender and junior mezzanine lender, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Debt Holdings, LLC, collectively as senior mezzanine lender, and GKK Stars Junior Mezz 2 LLC and certain subsidiaries of Gramercy Capital Corp., collectively as borrower, dated as of March 13, 2011

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 13, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board,
Chief Executive Officer and Director

Date: May 13, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer