Form 10-Q
period 2011-06-30
KBS Real Estate Investment Trust, Inc.
filed 2011-08-12
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2011, there were 188,574,590 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
June 30, 2011

PART I.	FINANCIAL INFORMATION

Item 1.Financial Statements
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate held for investment:
Land (including from VIE of $50,598 and $50,598, respectively)	$223,073	$223,534
Buildings and improvements (including from VIE of $269,191 and $265,585, respectively)	1,301,964	1,299,562
Tenant origination and absorption costs (including from VIE of $3,406 and $3,602, respectively)	66,393	73,088
Total real estate held for investment, at cost and net of impairment charges	1,591,430	1,596,184
Less accumulated depreciation and amortization (including from VIE of $14,974 and $10,497, respectively)	(176,412)	(160,674)
Total real estate held for investment, net	1,415,018	1,435,510
Real estate held for sale, net	133,252	155,067
Foreclosed real estate held for sale	30,927	49,110
Total real estate, net	1,579,197	1,639,687
Real estate loans receivable, net	592,084	546,236
Real estate securities	19,094	18,275
Total real estate and real estate-related investments, net	2,190,375	2,204,198
Cash and cash equivalents (including from VIE of $1,982 and $3,909, respectively)	39,263	151,908
Restricted cash (including from VIE of $5,495 and $5,855, respectively)	6,453	7,082
Rents and other receivables, net (including from VIE of $4,046 and $3,387, respectively)	30,318	28,348
Above-market leases, net (including from VIE of $372 and $536, respectively)	4,393	5,555
Assets related to real estate held for sale	5,517	5,127
Deferred financing costs, prepaid expenses and other assets (including from VIE of $9,864 and $10,599, respectively)	39,502	31,172
Total assets	$2,315,821	$2,433,390
Liabilities and equity
Notes payable and repurchase agreements:
Notes payable (including from VIE of $443,293 and $439,493, respectively)	$1,144,045	$1,096,800
Repurchase agreements	187,531	277,614
Notes payable related to real estate held for sale	84,551	104,601
Total notes payable and repurchase agreements	1,416,127	1,479,015
Accounts payable and accrued liabilities (including from VIE of $2,068 and $2,502, respectively)	19,142	19,164
Due to affiliates	6,991	6,995
Distributions payable	8,109	8,254
Below-market leases, net (including from VIE of $212 and $554, respectively)	11,787	16,184
Liabilities related to real estate held for sale	1,061	1,544
Other liabilities (including from VIE of $1,097 and $2,705, respectively)	21,381	17,350
Total liabilities	1,484,598	1,548,506
Commitments and contingencies (Note 17)
Redeemable common stock	65,180	45,382
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,102,165 and 185,320,095 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,881	1,853
Additional paid-in capital	1,600,803	1,600,848
Cumulative distributions and net losses	(807,984)	(731,918)
Accumulated other comprehensive loss	(5,319)	(8,945)
Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	789,381	861,838
Noncontrolling interest	(23,338)	(22,336)
Total equity	766,043	839,502
Total liabilities and equity	$2,315,821	$2,433,390
The abbreviation VIE above means variable interest entity.
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$37,021	$38,600	$73,055	$79,634
Tenant reimbursements	6,859	6,657	14,619	14,617
Interest income from real estate loans receivable	1,810	11,509	10,285	22,626
Interest income from real estate securities	709	767	1,462	1,547
Parking revenues and other operating income	493	573	1,007	1,433
Total revenues	46,892	58,106	100,428	119,857
Expenses:
Operating, maintenance, and management	12,118	9,722	23,600	21,337
Real estate taxes, property-related taxes, and insurance	6,608	6,510	13,515	13,425
Asset management fees to affiliate	4,305	4,460	8,582	9,381
General and administrative expenses	3,228	2,803	5,760	4,442
Depreciation and amortization	16,037	18,940	32,694	38,908
Interest expense	16,122	13,405	29,211	26,182
Impairment charge on real estate	3,116	123,453	3,116	123,453
Provision for loan losses	(3,664)	3,682	(3,820)	3,634
Total expenses	57,870	182,975	112,658	240,762
Other income
Gain on sale of foreclosed real estate held for sale	25	1,540	76	1,540
Income from unconsolidated joint venture	2,367	1,947	4,234	3,848
Other interest income	38	24	116	52
Total other income	2,430	3,511	4,426	5,440
Loss from continuing operations	(8,548)	(121,358)	(7,804)	(115,465)
Discontinued operations:
Gain on sale of real estate, net	—	2,067	—	2,067
Income (loss) from discontinued operations	(131)	(1,089)	168	(2,438)
Impairment charge on discontinued operations	(19,698)	—	(19,698)	—
Total income (loss) from discontinued operations	(19,829)	978	(19,530)	(371)
Net loss	(28,377)	(120,380)	(27,334)	(115,836)
Net (income) loss attributable to noncontrolling interest	(2)	24,674	(104)	24,548
Net loss attributable to common stockholders	$(28,379)	$(95,706)	$(27,438)	$(91,288)
Basic and diluted loss per common share:
Continuing operations	(0.04)	(0.54)	(0.05)	(0.50)
Discontinued operations	(0.11)	0.01	(0.10)	—
Net loss per common share	$(0.15)	$(0.53)	$(0.15)	$(0.50)
Weighted-average number of common shares outstanding, basic and diluted	187,455,448	181,672,425	186,769,655	180,995,391
Distributions declared per common share	$0.131	$0.131	$0.260	$0.260
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2010 and the Six Months Ended June 30, 2011 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2009	179,431,593	$1,794	$1,548,512	$(545,805)	$(16,668)	$987,833	$4,787	$992,620
Comprehensive loss:
Net loss	—	—	—	(90,352)	—	(90,352)	(24,027)	(114,379)
Unrealized change in market value on real estate securities	—	—	—	—	6,145	6,145	—	6,145
Unrealized gains (losses) on derivative instruments	—	—	—	—	1,578	1,578	(29)	1,549
Total comprehensive loss						(82,629)	(24,056)	(106,685)
Noncontrolling interest contribution	—	—	—	—	—	—	158	158
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,225)	(3,225)
Issuance of common stock	6,480,377	65	46,475	—	—	46,540	—	46,540
Redemptions of common stock	(591,875)	(6)	(4,241)	—	—	(4,247)	—	(4,247)
Transfers to redeemable common stock	—	—	11,359	—	—	11,359	—	11,359
Distributions declared	—	—	—	(95,761)	—	(95,761)	—	(95,761)
Commissions on stock issuances to affiliate	—	—	(1,160)	—	—	(1,160)	—	(1,160)
Other offering costs	—	—	(97)	—	—	(97)	—	(97)
Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Comprehensive loss:
Net loss	—	—	—	(27,438)	—	(27,438)	104	(27,334)
Unrealized change in market value on real estate securities	—	—	—	—	1,269	1,269	—	1,269
Unrealized gains on derivative instruments	—	—	—	—	2,357	2,357	62	2,419
Total comprehensive loss						(23,812)	166	(23,646)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,168)	(1,168)
Issuance of common stock	3,174,743	32	23,207	—	—	23,239	—	23,239
Redemptions of common stock	(392,673)	(4)	(2,871)	—	—	(2,875)	—	(2,875)
Transfers to redeemable common stock	—	—	(19,798)	—	—	(19,798)	—	(19,798)
Distributions declared	—	—	—	(48,628)	—	(48,628)	—	(48,628)
Commissions on stock issuances to affiliate	—	—	(565)	—	—	(565)	—	(565)
Other offering costs	—	—	(18)	—	—	(18)	—	(18)
Balance, June 30, 2011	188,102,165	$1,881	$1,600,803	$(807,984)	$(5,319)	$789,381	$(23,338)	$766,043
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(27,334)	$(115,836)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	32,694	38,908
Discontinued operations	3,253	3,692
Income from unconsolidated joint venture	(4,234)	(3,848)
Distribution of earnings from unconsolidated joint venture	4,234	3,848
Impairment charge on real estate - continuing operations	3,116	123,453
Impairment charge on real estate - discontinued operations	19,698	—
Amortization of investment in master lease	218	429
Noncash interest income on real estate-related investments	(825)	(1,539)
Change in provision for loan losses	(3,627)	3,634
Deferred rent	(3,621)	(4,857)
Bad debt expense	1,865	522
Amortization of deferred financing costs	3,447	1,245
Amortization of above- and below-market leases, net	(3,581)	(956)
Amortization of cost of derivative instruments	333	15
Gain on sale of foreclosed real estate held for sale	(76)	(1,540)
Gain on sale of real estate, net	—	(2,067)
Other amortization	—	426
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(892)	2,040
Rents and other receivables	(1,318)	(2,977)
Prepaid expenses and other assets	(4,490)	(4,191)
Accounts payable and accrued liabilities	(1,108)	(3,979)
Due to affiliates	(4)	504
Other liabilities	6,137	(9,011)
Net cash provided by operating activities	23,885	27,915
Cash Flows from Investing Activities:
Additions to real estate	(12,556)	(7,762)
Proceeds from sale of real estate, net	—	40,969
Proceeds from sale of foreclosed real estate held for sale	18,259	5,942
Investments in real estate loans receivable	(41,159)	—
Principal repayments on real estate loans receivable	214	13,807
Extension fees related to real estate loans receivable	—	3,524
Advances on real estate loans receivable	—	(4,106)
Net change in restricted cash for capital expenditures	1,521	(2,080)
Net cash (used in) provided by investing activities	(33,721)	50,294
Cash Flows from Financing Activities:
Proceeds from notes payable	51,600	1,734
Principal payments on notes payable	(24,405)	(20,688)
Principal payments on repurchase agreements	(90,083)	(8,493)
Payments of deferred financing costs	(9,761)	(444)
Payments to redeem common stock	(2,875)	(2,308)
Payments of commissions on stock issuances	(565)	(578)
Payments of other offering costs	(18)	(26)
Distributions paid to common stockholders	(25,534)	(24,162)
Distributions paid to noncontrolling interest	(1,168)	(1,846)
Net cash used in financing activities	(102,809)	(56,811)
Net (decrease) increase in cash and cash equivalents	(112,645)	21,398
Cash and cash equivalents, beginning of period	151,908	55,429
Cash and cash equivalents, end of period	$39,263	$76,827
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2011, the Company owned 63 real estate properties (including seven industrial properties and one office property that are held for sale), one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of June 30, 2011, the Company owned a 10-story condominium building with 62 units acquired through foreclosure, of which five condominium units, two retail spaces and parking spaces have not been sold and are classified as held for sale.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of June 30, 2011, the Company had sold 23,415,395 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $199.3 million. Also as of June 30, 2011, the Company had redeemed 6,442,724 of the shares sold in the Offering for $58.4 million.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company's accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010. For further information about the Company's accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage is unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. In addition, the Company disposed of two properties during the year ended December 31, 2010 and classified eight properties as held for sale as of June 30, 2011. As a result, certain adjustments were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.
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
June 30, 2011
(unaudited)

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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2011 and 2010, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day during the six months ended June 30, 2011 and 2010. For the six months ended June 30, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the periods from January 1, 2011 through June 30, 2011 and January 1, 2010 through June 30, 2010 was a record date for distributions.
Industry Segments
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: real estate and real estate-related. For financial data by segment, see Note 16, “Segment Information.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Recently Issued Accounting Standards Updates
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU No. 2011-05 will require the Company to change the presentation of comprehensive income in its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

3.     REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2011, the Company’s portfolio of real estate held for investment (including properties held through a consolidated joint venture) was composed of approximately 18.1 million rentable square feet and was 76% occupied. The properties are located in 21 states and include office and industrial properties. The following table summarizes the Company’s investments in real estate as of June 30, 2011 and December 31, 2010 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2011:
Office	$137,095	$843,744	$49,786	$1,030,625
Industrial (wholly owned)	35,380	189,029	13,201	237,610
Industrial (held through consolidated joint venture VIE)	50,598	269,191	3,406	323,195
Real estate held for investment, at cost and net of impairment charges (1)	$223,073	$1,301,964	$66,393	$1,591,430
Accumulated depreciation/amortization	—	(136,566)	(39,846)	(176,412)
Real estate held for investment, net	$223,073	$1,165,398	$26,547	$1,415,018
As of December 31, 2010:
Office	$137,556	$845,830	$56,285	$1,039,671
Industrial (wholly owned)	35,380	188,147	13,201	236,728
Industrial (held through consolidated joint venture VIE)	50,598	265,585	3,602	319,785
Real estate held for investment, at cost and net of impairment charges (1)	$223,534	$1,299,562	$73,088	$1,596,184
Accumulated depreciation/amortization	—	(120,994)	(39,680)	(160,674)
Real estate held for investment, net	$223,534	$1,178,568	$33,408	$1,435,510
_______________________________
(1) See “—Impairment of Real Estate.”
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2011, the leases have remaining terms of up to 11.4 years with a weighted-average remaining term of 3.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.4 million and $3.1 million as of June 30, 2011 and December 31, 2010, respectively.
During the six months ended June 30, 2011 and 2010, the Company recognized deferred rent from tenants of $3.5 million and $3.8 million, respectively. These excess amounts for the six months ended June 30, 2011 and 2010 were net of $0.4 million and $0.3 million of lease incentive amortization, respectively. As of June 30, 2011 and December 31, 2010, the cumulative deferred rent balance was $27.1 million and $23.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.0 million of unamortized lease incentives as of June 30, 2011 and December 31, 2010, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The future minimum rental income from the Company’s properties under non-cancelable operating leases as of June 30, 2011 for the years ending December 31 is as follows (in thousands):

July 1, 2011 through December 31, 2011	$63,342
2012	118,362
2013	103,251
2014	86,652
2015	72,027
Thereafter	217,204
$660,838

As of June 30, 2011, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) is as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	60	$18,327	13%
_______________________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2011, adjusted to straight-line any contractual tenant concessions, rent increases and rent decreases from the lease’s inception through the balance of the lease term.
No other tenant industries accounted for more than 10% of annualized base rent. For the six months ended June 30, 2011, no tenant represented over 5% of the Company’s rental income. The Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of June 30, 2011, the Company had a bad debt reserve of $1.3 million, which represents approximately 1% of annualized base rent. As of June 30, 2011, the Company has four tenants with rent balances outstanding for over 90 days, all of which are included in this reserve. During the six months ended June 30, 2011 and 2010, the Company recorded bad debt expense related to its tenant receivables of $1.1 million and $0.4 million, respectively.
Impairment of Real Estate
Due to changes in cash flow estimates, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the six months ended June 30, 2011, the Company recorded an impairment charge of $3.1 million with respect to two of its real estate properties held for investment. See Note 7, "Real Estate Held for Sale and Discontinued Operations" for information regarding impairments of assets related to real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Also, as of December 31, 2010, the Company had recorded an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following the Company’s initial investment in the National Industrial Portfolio, it is unlikely that the Company will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012. As a result, the Company may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event the Company relinquishes the assets to the lenders, it would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $443.3 million, which includes amounts for noncontrolling interest of $88.7 million) and the carrying value of the collateral at that time (currently $320.2 million, which includes amounts for noncontrolling interest of $64.0 million).
4.     TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2011 and December 31, 2010, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Cost, net of impairments	$66,393	$73,088	$12,110	$12,853	$(28,713)	$(32,866)
Accumulated Amortization	(39,846)	(39,680)	(7,717)	(7,298)	16,926	16,682
Net Amount	$26,547	$33,408	$4,393	$5,555	$(11,787)	$(16,184)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(3,185)	$(5,634)	$(594)	$(1,024)	$3,062	$2,515

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(6,761)	$(12,303)	$(1,163)	$(3,026)	$4,397	$4,584

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

5.    REAL ESTATE LOANS RECEIVABLE
As of June 30, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2011(1)	Book Value as of June 30, 2011(2)	Book Value as of December 31, 2010(2)	Contractual Interest Rate(3)	Annualized Effective Interest Rate(3)	Maturity Date(3)
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,043	$5,046	5.40%	5.29%	01/01/2017
Park Central Mezzanine Loan New York, New York (4)	03/23/2007	Hotel	Mezzanine	15,000	14,992	14,981	One-month LIBOR + 4.48%	4.93%	11/09/2011
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	6,921	6,909	6,878	8.00%	9.05%	09/01/2011
11 South LaSalle Loan Origination Chicago, Illinois (4) (6)	08/08/2007	Office	Mortgage	38,794	38,794	38,794	8.00%	(6)	09/01/2010
San Diego Office Portfolio B-Note San Diego, California	10/26/2007	Office	B-Note	20,000	15,181	14,926	5.78%	11.18%	10/11/2017
Petra Subordinated Debt Tranche A (4)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(4)	04/27/2009
Petra Subordinated Debt Tranche B (4)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(4)	10/26/2009
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	4,000	2,944	2,887	6.05%	12.28%	07/11/2017
Artisan Multifamily Portfolio Mezzanine Loan Las Vegas, Nevada (7)	12/11/2007	Multi Family Residential	Mezzanine	—	—	18,351	One-month LIBOR + 2.50%	(7)	08/09/2010
San Antonio Business Park Mortgage Loan San Antonio, Texas	03/28/2008	Office	Mortgage	30,600	25,600	25,329	6.94%	10.73%	11/11/2017
2600 Michelson Mezzanine Loan Irvine, California (8)	06/02/2008	Office	Mezzanine	—	—	8,895	8.00%	(8)	05/11/2017
GKK Mezzanine Loan National Portfolio (9)	08/22/2008	Office/ Bank Branch	Mezzanine	458,390	458,390	457,949	One-month LIBOR + 9.20%	(9)	05/06/2011
GKK Subordinated Mortgage Loan National Portfolio (9)	05/10/2011	Office/ Bank Branch	Mortgage	34,439	34,439	—	One-month LIBOR + 5.99%	(9)	05/06/2011
GKK Junior Mezzanine Tranche National Portfolio (9)	05/10/2011	Office/ Bank Branch	Mezzanine	6,720	6,720	—	One-month LIBOR + 10.00%	(9)	05/06/2011
				$669,864	$659,012	$644,036
Reserve for Loan Losses (10)				—	(66,928)	(97,800)
				$669,864	$592,084	$546,236
_______________________________
(1) Outstanding principal balance as of June 30, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment during 2011. The annualized effective interest rates and contractual interest rates presented are for the six months ended June 30, 2011. Maturity dates are as of June 30, 2011.
(4) The Company had recorded an asset-specific loan loss reserve against these investments as of June 30, 2011. See “—Reserve for Loan Losses.”
(5) The borrower under this loan has two one-year extension options, subject to certain terms and conditions.
(6) On August 2, 2011, the Company entered into a discounted pay-off agreement with the lender under this loan. See " —Recent Transactions – 11 South LaSalle Loan Origination."
(7) The Company wrote-off its investment in the Artisan Multifamily Portfolio Mezzanine Loan during the six months ended June 30, 2011. See “—Recent Transactions – Artisan Multifamily Portfolio Mezzanine Loan.”
(8) The Company wrote-off its investment in the 2600 Michelson Mezzanine Loan during the six months ended June 30, 2011. See “—Recent Transactions – 2600 Michelson Mezzanine Loan.”
(9) Commencing on March 11, 2011, the Company entered into a series of extension agreements to extend the maturity date of the GKK Mezzanine Loan to May 6, 2011. The GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower (defined below). On May 10, 2011, in connection with the amendment and restatement of its repurchase agreements secured by the GKK Mezzanine Loan, the Company acquired the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche (the GKK Mezzanine Loan, the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche are, together, the "GKK Investments"), which were added as security to the amended and restated repurchase agreements. These loans had also matured on May 6, 2011 without repayment from the borrower. As of June 30, 2011, the Company was in negotiations with the borrowers under the GKK Investments (collectively, the "Combined GKK Borrower") to commence foreclosure. See Note 17, “Commitments and Contingencies – Concentrations of Credit Risks.”
(10) See “—Reserve for Loan Losses.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

As of June 30, 2011, the Company has outstanding funding commitments of $5.9 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.
As of June 30, 2011 and December 31, 2010, interest receivable from real estate loans receivable was $1.2 million and $2.3 million, respectively, and is included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of June 30, 2011 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value before Reserve for Loan Loss	Face Value (Funded)	Book Value before Reserve for Loan Loss
July 1, 2011 through December 31, 2011 (2)	$610,264	$610,244	$603,344	$603,335
2012	—	—	—	—
2013	—	—	6,920	6,909
2014	—	—	—	—
2015	—	—	—	—
Thereafter	59,600	48,768	59,600	48,768
	$669,864	$659,012	$669,864	$659,012
_______________________________
(1) Represents the maturities of all real estate loans receivable outstanding as of June 30, 2011 assuming the borrowers exercise all available extension options.
(2) Amounts include $499.5 million from the GKK Investments, all of which matured on May 6, 2011 without repayment from the Combined GKK Borrower. See Note 17, “Commitments and Contingencies – Concentrations of Credit Risks.”
The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2011 (in thousands):

Real estate loans receivable, net - December 31, 2010	$546,236
Principal repayments received on real estate loans receivable	(214)
Face value of real estate loans receivable acquired	41,159
Accretion of discounts on purchased real estate loans receivable	603
Amortization of origination fees and costs on purchased and originated real estate loans receivable	673
Change in loan loss reserve	30,872
Foreclosure by mortgage lender of Artisan Multifamily Portfolio Mezzanine Loan	(18,351)
Write-off of the 2600 Michelson Mezzanine Loan	(8,894)
Real estate loans receivable, net - June 30, 2011	$592,084

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

For the six months ended June 30, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contractual interest income	$1,493	$10,222	$9,009	$20,689
Accretion of purchase discounts	307	466	603	1,388
Amortization of origination fees and costs and acquisition costs, net	10	821	673	549
Interest income from real estate loans receivable	$1,810	$11,509	$10,285	$22,626

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the six months ended June 30, 2011, the Company recognized $0.5 million of interest income related to impaired loans with asset-specific reserves. Additionally, as of June 30, 2011, the Company had interest income receivable of $0.9 million, of which $0.8 million was reserved for, related to three of the impaired loans with asset-specific reserves.
In addition, as of June 30, 2011, the Company’s investment in the GKK Mezzanine Loan was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning in April 2011 and the GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower. During the six months ended June 30, 2011, the Company recognized $7.1 million of interest income related to the GKK Investments based upon cash received. The Company's May 10, 2011 investments in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche were also deemed to be impaired as of June 30, 2011, as those loans matured on May 6, 2011 without repayment from the borrower. The Company does not expect to receive any future contractual interest payments from the GKK Investments. As of June 30, 2011, the Company determined that the carrying value of the GKK Investments was fully secured by the collateral, and as a result, the Company had not recorded an impairment charge related to the GKK Investments as of June 30, 2011. As of June 30, 2011, the Company was in negotiations with the Combined GKK Borrower to commence the foreclosure and/or the orderly transfer of the collateral.
Recent Transactions
Artisan Multifamily Portfolio Mezzanine Loan
On December 11, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan to fund the acquisition of two garden-style multifamily apartment complexes in Las Vegas, Nevada (the “Artisan Multifamily Portfolio Mezzanine Loan”). As of December 31, 2010, the outstanding principal balance on the loan was $20.0 million and the carrying value of the loan was $18.4 million before asset-specific impairments recorded as of December 31, 2010 that reduced its carrying value to $0. The Company wrote-off its investment in the Artisan Multifamily Portfolio Mezzanine Loan during the six months ended June 30, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

11 South LaSalle Loan Origination
On August 8, 2007, the Company, through an indirectly wholly owned subsidiary, originated a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the "11 South LaSalle Loan Origination"), a 35-story office building containing 329,271 square feet located in Chicago, Illinois. As of June 30, 2011, the outstanding principal balance and book value on the loan was $38.8 million. On August 2, 2011, the Company entered into a discounted pay-off agreement with the borrower under the 11 South LaSalle Loan Origination to release the borrower from all outstanding debt and liabilities, including the outstanding principal balance and any unpaid interest under the loan, at a discounted amount between $32.0 million and $32.5 million. In connection with the discounted pay-off agreement, the borrower is required to make an initial payment of $20.0 million (the "Initial Payment") by November 30, 2011. Additionally, the remaining payment of $12.5 million is due and payable by the end of the ninth month, following the Initial Payment, which amount decreases incrementally to $12.0 million if paid within one month following the Initial Payment. As a result, the Company recorded a loan loss reserve of $6.8 million to reduce the Company's net investment to $32.0 million and wrote-off $0.8 million of accrued interest receivable.
2600 Michelson Mezzanine Loan
On June 2, 2008, the Company, through an indirect wholly owned subsidiary, purchased at a discount a $15.0 million mezzanine loan (the “2600 Michelson Mezzanine Loan”) secured by, among other things, a pledge by the mezzanine borrower of all of its right, title and interest in the entity that holds title to a 16-story office building with a five-level parking structure located at 2600 Michelson Avenue in Irvine, California. As of December 31, 2010, the outstanding principal balance on the loan was $15.0 million and the carrying value of the loan was $8.9 million before asset-specific impairments recorded as of December 31, 2010 that reduced its carrying value to $0. On May 26, 2011, the Company entered into a purchase and sale agreement with a third party to sell the 2600 Michelson Mezzanine Loan at a discount. On June 30, 2011, the Company received $52,000 upon the sale of the loan and wrote-off its investment in the 2600 Michelson Mezzanine Loan.
Park Central Mezzanine Loan
On March 23, 2007, the Company, through an indirect wholly owned subsidiary, purchased a $15.0 million interest in a $58.0 million mezzanine loan (the “Park Central Mezzanine Loan”) secured by, among other things, a pledge by the borrower under the Park Central Mezzanine Loan of its interests in the limited liability company that holds title to the Park Central Hotel, a 934-room, four-star, full-service hotel located in Midtown Manhattan in New York City, New York. The property has been put under contract to sell at a price that does not support the Company's mezzanine loan position and the Company determined that it would not recover all amounts due under the loan. The Company is currently negotiating a discounted pay-off with the majority mezzanine holder. During the six months ended June 30, 2011, the Company recorded an asset-specific impairment of $7.7 million to reduce the carrying value of the Park Central Mezzanine Loan to $7.3 million.
GKK Investments
For information regarding the Company's investments in and financing of the GKK Investments, see Note 17, "Commitments and Contingencies - Concentrations of Credits Risks."
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the six months ended June 30, 2011 were as follows (in thousands):

Reserve for loan losses, December 31, 2010	$97,800
Provision for loan losses	(3,819)
Charge-offs to reserve for loan losses	(27,053)
Reserve for loan losses, June 30, 2011	$66,928

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

As of June 30, 2011, the total reserve for loan losses consisted of $66.9 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $108.8 million. In addition, as of June 30, 2011, the Company’s investment in the GKK Mezzanine Loan with an amortized cost basis of $458.4 million was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning in April 2011 and the GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower. The Company's May 10, 2011 investments in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche were also deemed to be impaired as of June 30, 2011 as those loans matured on May 6, 2011 without repayment from the borrower. As of June 30, 2011, the Company determined that the GKK Investments were fully secured by the collateral and no impairment charge was necessary. As of June 30, 2011, real estate loans receivable with an amortized cost basis of $588.3 million were on nonaccrual status. Also as of June 30, 2011, four of the 11 borrowers under the real estate loans receivable were delinquent. The asset-specific reserves relate to the following impaired loans: the Sandmar Mezzanine Loan, the subordinated debt investment in Petra Fund REIT Corp, the 11 South LaSalle Loan Origination and the Park Central Mezzanine Loan. The Company reduced its provision for loan loss reserve by $3.8 million during the six months ended June 30, 2011 and recorded provision for loan losses of $3.6 million during the six months ended June 30, 2010. For the six months ended June 30, 2011, the provision for loan losses was comprised of an increase of $14.3 million to the asset-specific loan loss reserves, offset by a decrease of $18.1 million of loan loss reserves calculated on a portfolio-basis. During the six months ended June 30, 2011, the Company also recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan Origination. For the six months ended June 30, 2010, the change in loan loss reserves was comprised of an increase of $5.0 million to the portfolio-based loan loss reserves, offset by a reduction of $1.4 million calculated on an asset-specific basis. During the six months ended June 30, 2010, the Company also charged-off $18.5 million of reserves for loan losses related to the Tribeca Loans in conjunction with the Company’s foreclosure on the underlying project. As of June 30, 2011, the Company did not record a portfolio-based loan loss reserve.
Concentrations of Credit Risks
The Company’s investment in the GKK Mezzanine Loan, totaling $458.4 million as of June 30, 2011, together with its $41.2 million investment on May 10, 2011 in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche, represents a significant investment to the Company that as of June 30, 2011, comprised 22% of the Company’s total assets and 84% of the Company’s total investments in loans receivable, after loan loss reserves. During the six months ended June 30, 2011, the GKK Investments provided 7% of the Company’s revenues and 69% of the Company’s interest income from loans receivable. The Company does not expect to receive any future contractual interest payments from the GKK Investments. The GKK Mezzanine Loan was to mature on March 11, 2011. Commencing on March 11, 2011, the Company entered into a series of extension agreements to extend the maturity date of the GKK Mezzanine Loan to May 6, 2011. The GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower. The GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche had also been extended and matured on May 6, 2011, prior to the Company's investment in these loans. The extension agreements were entered into in anticipation of negotiations among the Company, the GKK Borrower, Gramercy and certain other mortgage and mezzanine lenders to the Gramercy realty portfolio regarding an agreement for an orderly transition of all or substantially all of the assets securing the Gramercy realty mortgage and mezzanine indebtedness to the lenders. As of June 30, 2011, these negotiations were on-going.
Due to the uncertainty of the outcome of the negotiations of the GKK Mezzanine Loan, the Company performed an impairment analysis of the GKK Mezzanine Loan to determine whether the loan was collectible as of December 31, 2010 and June 30, 2011. This analysis was also applied to the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche as of June 30, 2011. This impairment analysis used various assumptions to estimate the fair value of the underlying real estate assets. The key assumptions used in the Company’s analysis to determine the fair value of the underlying real estate included projected cash flows, real estate capitalization rates and real estate values per square foot. To estimate the fair value of leased properties (the majority of the portfolio), the Company generally used the 2011 projected cash flows and applied a portfolio market capitalization rate to such cash flows to determine the real estate value. The 2011 projected cash flows for the underlying real estate assets were obtained from the GKK Borrower, and while they appear reasonable based on historical cash flows, the Company can give no assurance to the accuracy of such information.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The underlying real estate assets related to the GKK Investments include a mixture of different property types, most of which relate to the financial industry, including office buildings, bank branches, call centers, land and parking structures. The Company’s calculated values of the underlying properties exceeded the combined outstanding mortgage loan balance encumbering the properties (including the GKK Subordinated Mortgage Loan) plus the carrying value of the GKK Mezzanine Loan and GKK Junior Mezzanine Tranche. Based on the Company’s analysis, which is limited by the information obtained to date, the Company determined that the carrying value of the GKK Investments was fully secured by the collateral, and as a result, the Company has not recorded an impairment charge related to the GKK Investments as of June 30, 2011. However, the Company’s investment in the GKK Mezzanine Loan was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning April 2011 and the loan matured on May 6, 2011 without repayment from the GKK Borrower. The Company's investments in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche were also deemed to be impaired as of June 30, 2011 as the loans had matured on May 6, 2011 without repayment from the borrower.
The GKK Investments are the primary security for two repurchase agreements totaling $180.8 million as of June 30, 2011. See Note 9, “Notes Payable and Repurchase Agreements” and Note 17, “Commitments and Contingencies – Concentrations of Credit Risks.”
The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are (i) the wholly owned subsidiary of Gramercy formed to own 100% of the equity interests in AFR (“AFR Owner”), (ii) AFR and (iii) certain subsidiaries of AFR that directly or indirectly own equity interests in the entities that own the AFR portfolio of properties (collectively, AFR Owner, AFR and these subsidiaries are the “GKK Borrower”). As of September 30, 2010, the most recent date that data is available, AFR and its subsidiaries owned 952 (898 consolidated (wholly owned) and 54 joint venture (partially owned)) office and bank branch properties located in 36 states and Washington, D.C., including partial ownership interests in 54 bank branch properties (a 99% interest in 52 properties and a 1% interest in 2 properties) occupied primarily by Citizens Bank. The GKK Mezzanine Loan is subordinate to secured senior loans (“senior loans”) in the aggregate principal amount of approximately $1.7 billion at September 30, 2010. Prior to March 12, 2011, the GKK Mezzanine Loan bore interest at a variable rate of one-month LIBOR plus 520 basis points. As of March 12, 2011, and through May 6, 2011, interest accrued on the GKK Mezzanine Loan at a rate equal to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.2%. Prior to maturity, the GKK Borrower was required to make interest-only payments to the Company, with the outstanding principal balance being due at maturity. Beginning in April 2011, the GKK Borrower failed to meet its debt payment obligations and the Company stopped receiving interest income related to the GKK Mezzanine Loan.
Below is summary financial information of the collateral securing the GKK Investments. For periods prior to Gramercy’s acquisition of AFR on April 1, 2008, AFR’s historical summary financial information is presented. For the periods subsequent to Gramercy’s acquisition of AFR, the summary consolidated financial information of the Combined GKK Borrower is presented. The Company is providing the consolidated financial information of the Combined GKK Borrower for the periods after April 1, 2008 because the only assets of the Combined GKK Borrower are ownership interests in AFR and subsidiaries of AFR and the GKK Mezzanine Loan is secured by pledges of 100% of the equity interests in AFR and 100% or less of the equity interests in certain subsidiaries of AFR. The consolidated financial information of the Combined GKK Borrower is not directly comparable to historical financial information of AFR due to closing adjustments associated with Gramercy’s acquisition of AFR. Gramercy filed a Current Report on Form 8-K and a Form 12b-25, Notification of Late Filing, informing its shareholders that Gramercy was unable to file its 2010 Form 10-K within the prescribed time period due to continuing uncertainties relating to the results of its negotiations relating to the maturity of certain of its debt (including the GKK Mezzanine Loan, which is payable to the Company), which matured on May 6, 2011. Accordingly, as of the date of this filing, the Combined GKK Borrower’s results for the year ended December 31, 2010 and the six months ended June 30, 2011 are not available, and therefore, the Company is presenting the most recent data available, which is as of and for the periods ended September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The summarized unaudited financial information derived from Gramercy’s real estate segment, as disclosed in its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q as filed with the SEC, and adjusted for discontinued operations and certain general and administrative expenses, is as follows (in thousands):

	AFR Pre-Acquisition (1)	Combined GKK Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2007 (unaudited)	As of December 31, 2008 (unaudited)	As of December 31, 2009 (unaudited)	As of September 30, 2010 (unaudited)
Real estate investments, net	$2,108,532	$3,178,527	$3,147,249	$3,086,880
Cash and cash equivalents	124,848	91,240	33,544	32,428
Other assets	997,998	893,419	702,486	672,214
Total assets	$3,231,378	$4,163,186	$3,883,279	$3,791,522
Mortgage notes payable	$1,436,248	$2,469,993	$2,337,758	$2,296,511
Other liabilities	1,181,333	1,052,138	1,012,294	957,710
Total liabilities	2,617,581	3,522,131	3,350,052	3,254,221
Total AFR or the Borrower’s stockholders’ equity	606,417	638,343	532,032	535,922
Noncontrolling interest	7,380	2,712	1,195	1,379
Total equity	613,797	641,055	533,227	537,301
Total liabilities and equity	$3,231,378	$4,163,186	$3,883,279	$3,791,522

	AFR Pre-Acquisition (1)	Combined GKK Borrower Post-Acquisition (2)	Combined GKK Borrower and AFR (3)	Combined GKK Borrower Post-Acquisition (2)
Income Statement	Three Months Ended March 31, 2008 (unaudited)	Nine Months Ended December 31, 2008 (unaudited)	Year Ended December 31, 2008 (unaudited)	Year Ended December 31, 2009 (unaudited)
Total revenues	$94,399	$325,364	$419,763	$437,395
Total operating expenses	(56,311)	(141,595)	(197,906)	(213,555)
Interest and other income	2,272	3,250	5,522	3,522
Depreciation and amortization	(30,189)	(69,062)	(99,251)	(110,177)
Interest expense	(30,353)	(119,954)	(150,307)	(126,678)
Gain on sale of properties	—	—	—	4,096
Equity in loss from joint venture	(542)	(2,092)	(2,634)	(2,637)
Discontinued operations	10,024	(73)	9,951	(7,129)
Net loss	(10,700)	(4,162)	(14,862)	(15,163)
Less: Net loss (income) attributable to the noncontrolling interest	1,220	(382)	838	(349)
Net (loss) income attributable to AFR or the Borrower	$(9,480)	$(4,544)	$(14,024)	$(15,512)
	Combined GKK Borrower Post-Acquisition (2)
Income Statement	Three Months Ended September 30, 2009 (unaudited)	Three Months Ended September 30, 2010 (unaudited)	Nine Months Ended September 30, 2009 (unaudited)	Nine Months Ended September 30, 2010 (unaudited)
Total revenues	$108,344	$107,630	$327,108	$319,858
Total operating expenses	(49,264)	(47,653)	(148,559)	(140,619)
Interest and other income	804	806	2,760	3,129
Depreciation and amortization	(26,659)	(26,484)	(82,845)	(80,238)
Interest expense	(31,497)	(29,972)	(95,802)	(89,366)
Gain on sale of properties	1,934	1,127	3,913	2,439
Equity in net loss from unconsolidated joint ventures	(659)	(757)	(1,975)	(2,099)
Discontinued operations	586	(274)	(20)	(1,225)
Net income	3,589	4,423	4,580	11,879
Less: Net income attributable to the noncontrolling interest	(38)	(61)	(175)	(184)
Net income attributable to the Borrower	$3,551	$4,362	$4,405	$11,695
_______________________________
(1) Represents the historical summary financial information of AFR.
(2) Represents the summarized consolidated financial information of the Combined GKK Borrower.
(3) Represents the combined summarized financial information of AFR and the Combined GKK Borrower and is presented for informational purposes only. The combined summarized financial information is not directly comparable to financial information of the Combined GKK Borrower as the AFR financial information does not include closing adjustments associated with Gramercy’s acquisition of AFR. The combined summarized financial information is not necessarily indicative of the actual results that would have been achieved had Gramercy acquired AFR prior to January 1, 2008.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

6.    REAL ESTATE SECURITIES
At June 30, 2011, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis.
As of June 30, 2011, the Company determined the fair value of the Fixed Rate Securities to be $19.1 million, resulting in unrealized gains of $1.3 million for the six months ended June 30, 2011. The cumulative unrealized loss of $2.4 million on the Fixed Rate Securities as of June 30, 2011 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of June 30, 2011, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2010 value, resulting in no unrealized gain or loss for the six months ended June 30, 2011.
During the six months ended June 30, 2011, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of these other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the six months ended June 30, 2011 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2010	$21,937	$(3,662)	$18,275
Unrealized gain	—	1,269	1,269
Interest accretion on real estate securities	(450)	—	(450)
Real estate securities - June 30, 2011	$21,487	$(2,393)	$19,094

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at June 30, 2011:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	—	—	19,094	(2,393)	19,094	(2,393)
	$—	$—	$19,094	$(2,393)	$19,094	$(2,393)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

7.    REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2010, the Company disposed of one office property and one industrial property. During the six months ended June 30, 2011, the Company classified an additional seven industrial properties and one office property with a total net book value of $133.3 million as held for sale and recorded an impairment loss of $19.7 million related to six of these properties. The impairment charge was a result of a change in the estimated holding period for these investments and a change in the estimated cash flows during the holding period. See Note 3, "Real Estate Held for Investment - Impairment of Real Estate" for information regarding impairments related to real estate held for investment. The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$3,820	$4,465	$7,949	$8,946
Total expenses	3,951	5,554	7,781	11,386
Other interest income	—	—	—	2
Income (loss) from discontinued operations before impairment charge	(131)	(1,089)	168	(2,438)
Impairment charge	(19,698)	—	(19,698)	—
Loss from discontinued operations	$(19,829)	$(1,089)	$(19,530)	$(2,438)
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Assets related to real estate held for sale
Total real estate, at cost	$151,795	$172,448
Accumulated depreciation and amortization	(18,543)	(17,381)
Other assets	5,517	5,127
Total assets	$138,769	$160,194

Liabilities related to real estate held for sale
Notes payable (1)	84,551	104,601
Other liabilities	1,061	1,544
Total liabilities	$85,612	$106,145
_______________________________
(1) As of June 30, 2011, the Company had five industrial properties held for sale that had outstanding encumbrances that were part of a portfolio mortgage loan (the "Portfolio Mortgage Loan"). Notes payable reflects the amounts from the Portfolio Mortgage Loan that were initially allocated by the lender to the five properties. However, as set forth in the loan agreement, upon the sale of each of the five industrial properties, the Company is required to repay a minimum of 120% of the outstanding principal balance allocated to the five industrial properties held for sale. The Company may also be required to repay additional principal due to debt covenant and yield requirements. Accordingly, upon the sale of these five properties, the Company will be required to repay an additional $8.4 million in principal, and possibly up to all net proceeds from the sale of each property, related to the Portfolio Mortgage Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
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
As of June 30, 2011, the Company’s investment in the Tribeca Building consisted of condominium units, retail space and parking spaces with a carrying value of $30.9 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. In addition, the Company had $4.4 million of notes payable, which represents the portion of the Wells Bridge Loan secured by the Tribeca Building, and $0.4 million of other liabilities related to the Tribeca Building outstanding at June 30, 2011. During the six months ended June 30, 2011, the Company sold six condominium units of the Tribeca Building and recognized a gain on sale of $76,000. As of June 30, 2011, five condominium units, two retail spaces and parking spaces were held for sale. During the six months ended June 30, 2011, the Company recorded expenses of $1.2 million related to foreclosed real estate held for sale.
9.    NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of June 30, 2011 and December 31, 2010, the Company’s notes payable consisted of the following (dollars in thousands):

Loan Type	Principal as of June 30, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of June 30, 2011 (1)	Weighted-Average Interest Rate as of June 30, 2011 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$533,087	$557,492	4.1% - 6.4%	5.6%	2.2
	533,087	557,492
Variable Rate
Mortgage loans (3)(4)	552,216	504,417	(5)	2.8%	0.5
Mezzanine loans (3)(4)	143,293	139,492	(5)	2.3%	0.1
Repurchase agreements (6)	187,531	277,614	(7)	3.6%	1.8
	883,040	921,523
Total Notes Payable and Repurchase Agreements	$1,416,127	$1,479,015
_______________________________
(1) Contractual interest rate as of June 30, 2011 represents the range of interest rates in effect under these loans as of June 30, 2011. Weighted-average interest rate as of June 30, 2011 is calculated as the actual interest rate in effect at June 30, 2011 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at June 30, 2011, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of June 30, 2011; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) The Company has entered into separate interest rate cap or swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”
(4) As of June 30, 2011, the Company had a $300.0 million mortgage loan and $143.3 million of mezzanine loans held through a consolidated joint venture, all of which are non-recourse to the Company. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. These loans were to mature on August 9, 2011. The terms of the loan agreements provide for the right to extend the loans for one additional one-year period upon satisfaction of certain terms and conditions, including minimum debt service coverage requirements. On August 9, 2011, the Company extended the mortgage and mezzanine loans to December 30, 2011 and the Company may, at its option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements.
(5) The contractual interest rate of these loans will vary based on one-month LIBOR plus a fixed spread. The spread on the mortgage and mezzanine loans ranges from 0.8% to 3.8% and 1.3% to 3.0%, respectively.
(6) See “—Repurchase Agreements.”
(7) The contractual interest rate of these repurchase agreements will vary based on one-month LIBOR plus a fixed spread and one-week LIBOR plus a fixed spread. The spread on the repurchase agreements ranges from 1.0% to 3.5%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

As of June 30, 2011, with the exception of one mortgage loan and two repurchase agreements, all of the Company’s notes payable are interest-only loans during the terms of the loans with principal payable upon maturity. The Company has one mortgage loan with an outstanding principal balance of $40.6 million that requires monthly principal and interest payments, with principal payments calculated using an amortization schedule of 30 years during the term of the loan. The Company has two repurchase agreements with outstanding balances of $101.7 million and $79.1 million, respectively, that require principal and interest payments based on the amortization schedule discussed in Note 17, “Commitments and Contingencies – Concentrations of Credit Risks."
As of June 30, 2011 and December 31, 2010, the Company’s deferred financing costs were $9.1 million and $2.9 million, respectively, net of amortization. During the three and six months ended June 30, 2011, the Company incurred interest expense of $16.1 million and $29.2 million, respectively. Included in interest expense was the amortization of deferred financing costs of $2.8 million and $3.3 million for the three and six months ended June 30, 2011, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $1.2 million and $2.4 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2011 and December 31, 2010, $3.9 million of interest was payable, respectively.
The following is a schedule of maturities for all notes payable and repurchase agreements outstanding as of June 30, 2011 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
July 1, 2011 through December 31, 2011 (2)	$561,460	$—	$561,460	$118,167	$—	$118,167
2012	285,707	—	285,707	675,000	—	675,000
2013	132,642	187,531	320,173	157,142	180,840	337,982
2014	186,587	—	186,587	146,001	6,691	152,692
2015	—	—	—	70,086	—	70,086
Thereafter	62,200	—	62,200	62,200	—	62,200
	$1,228,596	$187,531	$1,416,127	$1,228,596	$187,531	$1,416,127
_______________________________
(1) Represents the maturities of all notes payable outstanding as of June 30, 2011 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.
(2) See “—Repurchase Agreements.”
As of June 30, 2011, the Company had $443.3 million of notes payable due to mature on August 9, 2011 related to its consolidated investment in the National Industrial Portfolio joint venture.  On August 9, 2011, the Company, through the National Industrial Portfolio joint venture, amended the National Industrial Portfolio mortgage and mezzanine loans. The amendment extended the maturity date of the loans to December 30, 2011 and the Company may, at its option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. In the event the Company relinquishes the assets to the lenders, it would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $443.3 million, which includes amounts for noncontrolling interest of $88.7 million) and the carrying value of the collateral at that time (currently $320.2 million, which includes amounts for noncontrolling interest of $64.0 million).
Certain of the Company's notes payable contain financial and non-financial debt covenants. As of June 30, 2011, the Company was in compliance with all debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Repurchase Agreements
The carrying values of the Company's repurchase agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of June 30, 2011 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
GKK I (1)	Real estate loans receivable, net	$101,722	$280,996	05/06/2011 (2)	Goldman Sachs Mortgage Company
GKK II (1)	Real estate loans receivable, net	79,118	218,553	05/06/2011 (2)	Citigroup Financial Products, Inc.
Fixed Rate Securities	Real estate securities	6,691	19,094	12/31/2017	Deutsche Bank Securities, Inc.
		$187,531	$518,643
_______________________________
(1) The Company is a guarantor of these repurchase agreements. See Note 5, “Real Estate Loans Receivable – Concentrations of Credit Risks” and Note 17, “Commitments and Contingencies – Concentrations of Credit Risks” for more information on the GKK Investments and the amendment and restatement of the repurchase agreements.
(2) The GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower. The Company's investment in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche, which also secure the Amended Repurchase Agreements (defined below), also matured on May 6, 2011 without repayment from the borrower. See Note 17, “Commitments and Contingencies – Concentrations of Credit Risks.”
Extension and Amendment and Restatement of GKK Repurchase Agreements
Commencing on March 9, 2011, the Company, through wholly owned subsidiaries, entered into a series of extension agreements to extend the maturity dates of the two repurchase agreements secured by the Company’s investment in the GKK Mezzanine Loan and on April 28, 2011, the repurchase agreements were amended and restated ("Amended Repurchase Agreements"). On May 10, 2011, the Amended Repurchase Agreements were further amended to, among other changes, add the Company's investment in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche as security for the Amended Repurchase Agreements. See Note 17, “Commitments and Contingencies – Concentrations of Credit Risks.”
Recent Financing Transactions
Pay-off of the Midland Industrial Buildings Mortgage Loan
On December 22, 2006, in connection with the acquisition of Midland Industrial Buildings, the Company, through an indirect wholly owned subsidiary, entered into a four-year mortgage loan with Greenwich Capital Financial Products, Inc. for $24.1 million secured by the Midland Industrial Buildings (the “Midland Industrial Buildings Mortgage Loan”). The Midland Industrial Buildings Mortgage Loan bore interest at a fixed rate of 5.755% per annum for the first two years and 5.855% thereafter. On January 6, 2011, the maturity date of the loan, the Company paid off the entire principal balance outstanding and accrued interest in the amount of $24.2 million.
Wells Bridge Loan
On April 28, 2011, the Company, through indirect wholly owned subsidiaries (collectively, the “Wells Bridge Loan Borrower”), entered into a loan with Wells Fargo Bank, National Association for an amount of up to $50.0 million (the “Wells Bridge Loan”). As of June 30, 2011, $10.0 million had been disbursed to the Wells Bridge Loan Borrower with the remaining loan balance of $40.0 million available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the Wells Bridge Loan is January 26, 2012. The Wells Bridge Loan bears interest at a floating rate of 275 basis points over one-month LIBOR. Monthly payments on the Wells Bridge Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment. Upon no less than three business days’ notice, the Wells Bridge Loan Borrower may pre-pay all or a portion of the Wells Bridge Loan, subject to prepayment fees in certain circumstances. The Wells Bridge Loan is secured by real estate owned by the Wells Bridge Loan Borrower and shall be used for, among other purposes, the amortization payments required under the Amended Repurchase Agreements. The Company has guaranteed all amounts owed by the Wells Bridge Loan Borrower to Wells under the Wells Bridge Loan. A default under the Wells Bridge Loan would constitute a default under the Amended Repurchase Agreements. A default on any indebtedness incurred, or on any guaranty (including guarantees relating to the Amended Repurchase Agreements) executed, by either the Company or KBS REIT Properties LLC, an indirect wholly owned subsidiary of the Company, would constitute a default under the Wells Bridge Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Millennium I Building Revolving Loan
On February 12, 2010, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. The Company obtained a three-year revolving loan from a financial institution that allowed the Company to draw up to $29.5 million, subject to certain terms and restrictions, at a floating interest rate equal to 375 basis points over one-month LIBOR (the “Millennium I Building Revolving Loan”). On April 21, 2011, the Company drew the entire $29.5 million available under the Millennium I Building Revolving Loan, which amount was used for the principal payment and fees required under the Amended Repurchase Agreements. Subsequent to June 30, 2011, the Company entered into a loan extension and modification agreement allowing the Company to draw up to $40.0 million, or an additional $10.5 million, under the Millennium I Building Revolving Loan. See Note 18, " Subsequent Events – Extension and Modification of the Millennium I Building Revolving Loan."
Small Portfolio Mortgage Loan Facility
On February 5, 2009, certain of the Company’s wholly owned subsidiaries (the “Small Portfolio Mortgage Loan Borrowers”) entered into a three-year mortgage loan agreement with an unaffiliated lender related to the following properties that secure the loan: North Creek Parkway Center, City Gate Plaza, the University Park Buildings and Meridian Tower. The principal amount of the facility is $54.0 million (the “Small Portfolio Mortgage Loan Facility”). At closing, $45.7 million had been disbursed to the Company and up to $8.3 million was available for a one-time future disbursement, subject to certain conditions set forth in the loan agreement. On April 21, 2011, the Company drew the remaining $8.3 million available under the Small Portfolio Mortgage Loan Facility, which amount was used to pay the principal and fees required under the Amended Repurchase Agreements. Subsequent to June 30, 2011, the Company entered into a loan extension and modification agreement to increase the amount available under the Small Portfolio Mortgage Loan Facility to $60.0 million. See Note 18, " Subsequent Events – Extension and Modification of the Small Portfolio Mortgage Loan Facility."
Extension and Modification of the Woodfield Preserve Office Center and South Towne Corporate Center I and II
Mortgage Loans
On May 1, 2011, the Company, through indirect wholly owned subsidiaries, entered into a loan extension and modification agreement to extend the maturity date of a $106.5 million mortgage loan secured by the Woodfield Preserve Office Center and South Towne Corporate Center I and II to October 31, 2011. In connection with the extension, the Company paid $0.5 million of extension fees and waived the right to draw an additional $4.0 million previously available for future funding under the terms of the original loan agreement. During the extension period, interest will be calculated at a fixed rate of 5.30% per annum. Monthly payments are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior payments. The Company is negotiating long-term financing on this loan during the extension period, though there is no assurance with respect to such financing.
Extension of the Cedar Bluffs Business Center Mortgage Loan
On June 9, 2011, the Company, through indirect wholly owned subsidiaries, entered into a loan extension agreement to extend the maturity date of a $4.6 million mortgage loan secured by the Cedar Bluffs Business Center to October 1, 2011. During the extension period, interest will be calculated at a fixed rate of 5.86% per annum. Monthly payments are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior payments. As of June 30, 2011, the Cedar Bluffs Business Center was held for sale and the Company expects to dispose of the property prior to the extended maturity date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
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
The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of June 30, 2011 and December 31, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	June 30, 2011	December 31, 2010
Interest Rate Swap	07/11/2008	07/11/2012	$119,037	(1)	One-month LIBOR/Fixed at 3.82%	$(1,669)	$(3,608)
Interest Rate Swap	02/05/2009	03/01/2013	45,700		One-month LIBOR/Fixed at 2.26%	(1,146)	(1,313)
Interest Rate Cap	08/15/2009	08/15/2011	46,000		One-month LIBOR at 2.50%	—	—
Interest Rate Cap	08/15/2010	08/15/2011	405,000		One-month LIBOR at 1.00%	—	20
Total derivatives designated as hedging instruments			$615,737			$(2,815)	$(4,901)
_______________________________
(1) The notional value of this interest rate swap will be reduced to $39.7 million beginning August 1, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $2.4 million and unrealized losses of $0.1 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the six months ended June 30, 2011 and 2010, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $2.6 million and $3.0 million of interest expense related to the effective portion of cash flow hedges during the six months ended June 30, 2011 and 2010, respectively. The ineffective portion, reported as a component of interest expense, did not have a material impact on earnings and the Company does not anticipate that it will have a material impact in the future. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totals $2.6 million as of June 30, 2011 and is included in accumulated other comprehensive loss.
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
Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of June 30, 2011, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

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
The following are the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010, which carrying amounts do not approximate the fair values:

	June 30, 2011 (amounts in thousands)			December 31, 2010 (amounts in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$669,864	$592,084	$599,465	$663,919	$546,236	$499,584
Investment in unconsolidated joint venture	—	—	—	—	—	11,779
Financial liabilities:
Notes payable and repurchase agreements	$1,416,127	$1,416,127	$1,187,646	$1,479,015	$1,479,015	$1,206,780
 _______________________________
(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at June 30, 2011 and requires a significant amount of judgment. The actual results could be materially different from the Company’s estimate of value.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Assets and Liabilities Recorded at Fair Value
During the six months ended June 30, 2011, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$19,094	$—	$—	$19,094
Total Assets	$19,094	$—	$—	$19,094

Liability derivatives	$(2,815)	$—	$(2,815)	$—
Total Liabilities	$(2,815)	$—	$(2,815)	$—

During the six months ended June 30, 2011, the Company measured the following assets at fair value on a nonrecurring basis at the time each event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate - continuing operations	$32,382	$—	$—	$32,382
Impaired real estate - discontinued operations	76,706	—	—	76,706
Total Assets	$109,088	$—	$—	$109,088
 _______________________________
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The Company performed an impairment analysis related to its loans receivable as of June 30, 2011, including the outstanding GKK Mezzanine Loan. Although as of June 30, 2011, the Company’s investment in the GKK Mezzanine Loan was deemed to be impaired because the GKK Borrower failed to meet its contractual interest payment obligation beginning April 2011 and the GKK Mezzanine Loan matured on May 6, 2011 without repayment from the GKK Borrower, the Company determined that there was no impairment charge related to the GKK Mezzanine Loan during the six months ended June 30, 2011, based upon the value of the underlying collateral. See Note 5, “Real Estate Loans Receivable – Reserve for Loan Losses” and “Real Estate Loans Receivable – Concentrations of Credit Risks” for further discussion.
The Company estimated the fair value of impaired real estate by using a 10-year discounted cash flow analysis. The cash flow analysis utilized internally prepared cash flow estimates, terminal capitalization rates within historical average ranges and discount rates that fall within ranges the Company believes are used by market participants. The capitalization rate ranges and discount rate ranges were obtained from third-party service providers and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis. The Company estimated the fair value of impaired real estate held for sale based on its estimated fair value less costs to sell.
The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Balance, December 31, 2010	$18,275
Unrealized gain on real estate securities	1,269
Interest accretion real estate securities	(450)
Balance, June 30, 2011	$19,094
Unrealized gain included in other comprehensive income (loss)	$1,269

12.    RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2011 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, the management of those investments and the disposition of investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2011 and 2010, respectively, and any related amounts payable as of June 30, 2011 and December 31, 2010 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2011	2010	2011	2010	2011	2010
Expensed
Asset management fees(1)	$4,540	$4,866	$9,049	$10,187	$5,386	$5,386
Reimbursement of operating expenses(2)	12	3	23	3	5	9
Disposition fees	—	412	—	412	—	—
Additional Paid-in Capital
Selling commissions	284	296	565	578	—	—
Capitalized
Advances from Advisor	—	—	—	—	1,600	1,600
	$4,836	$5,577	$9,637	$11,180	$6,991	$6,995
 _______________________________
(1) Amounts include asset management fees from discontinued operations totaling $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respecitvely.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts were the only employee costs reimbursed under the Advisory Agreement through June 30, 2011. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Pursuant to the Advisory Agreement, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement). The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the Funds from Operations condition per the Advisory Agreement; beginning in April 2010, the Company’s operations did not meet the Funds from Operations condition per the Advisory Agreement. As a result, as of June 30, 2011, the Company had accrued for incurred but unpaid performance fees of $5.4 million from inception through March 31, 2010. Although these performance fees have been incurred as of June 30, 2011, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of June 30, 2011, $1.6 million of advances from the Advisor remain unpaid.
13.    CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST
The Company holds an 80% membership interest in a joint venture with New Leaf Industrial Partners Fund, L.P. ("New Leaf"). The joint venture, referred to as the National Industrial Portfolio, owns 23 industrial properties and holds a master lease with a remaining term of 11.8 years with respect to another industrial property. Although the Company holds an 80% membership interest and income, losses and distributions are generally allocated based on the members’ respective membership interests, the Company and New Leaf have equal voting rights with regard to certain major decisions. Based on these facts, the Company determined its investment in the National Industrial Portfolio joint venture to be a variable interest, and therefore, the National Industrial Portfolio joint venture to be a variable interest entity.
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
Due to provisions within the joint venture agreement that would allow the Company to exercise control over the liquidation of the joint venture, the Company concluded that it is the primary beneficiary of this variable interest entity. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest. During the six months ended June 30, 2011, the National Industrial Portfolio joint venture recognized net income of $0.5 million, of which $0.1 million was allocated to the noncontrolling interest.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

14.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture (the "HSC Partners Joint Venture") that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounts for its preferred membership interests in the HSC Partners Joint Venture under the equity method of accounting since the Company is not the primary beneficiary of the HSC Partners Joint Venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the HSC Partners Joint Venture as it is not required to absorb losses and does not expect increases in the book value of the HSC Partners Joint Venture to have any material impact on the cash flows it will receive over the course of the investment. During three and six months ended June 30, 2011, the Company recognized $2.4 million and $4.2 million, respectively, of preferred distributions as income from the HSC Partners Joint Venture. The Company does not expect to receive future income from its investment in the HSC Partners Joint Venture. See Note 18, "Subsequent Events - Investment in Unconsolidated Joint Venture" for more information.

15.    SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Six Months Ended June 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$28,096	$27,945
Supplemental Disclosure of Significant Noncash Transactions:
Investment in real estate acquired through foreclosure	$—	$90,606
Liabilities assumed through foreclosure of real estate	$—	$52,483
(Decrease) increase in distributions payable	$(145)	$131
Increase in capital expenses payable	$1,977	$1,757
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$23,239	$23,070

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

16.    SEGMENT INFORMATION
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2011 and 2010, and total assets and total liabilities for each reportable segment as of June 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Real estate segment	$44,373	$45,830	$88,681	$95,684
Real estate-related segment	2,519	12,276	11,747	24,173
Total revenues	$46,892	$58,106	$100,428	$119,857
Interest Expense:
Real estate segment	$12,046	$12,119	$23,415	$23,642
Real estate-related segment	4,076	1,286	5,796	2,540
Total interest expense	$16,122	$13,405	$29,211	$26,182
NOI:
Real estate segment	$11,483	$14,612	$23,150	$31,148
Real estate-related segment	(1,377)	11,344	6,604	22,232
Total NOI	$10,106	$25,956	$29,754	$53,380

	As of June 30,	As of December 31,
	2011	2010
Assets:
Real estate segment	$1,499,144	$1,520,488
Real estate-related segment	619,580	568,149
Total segment assets	2,118,724	2,088,637
Real estate held for sale	138,769	160,194
Forclosed real estate held for sale	30,927	49,110
Corporate-level(1)	27,401	135,449
Total assets	$2,315,821	$2,433,390
Liabilities:
Real estate segment	$1,191,608	$1,153,502
Real estate-related segment	196,912	278,211
Total segment liabilities	1,388,520	1,431,713
Real estate held for sale	85,612	106,145
Corporate-level(2)	10,466	10,648
Total liabilities	$1,484,598	$1,548,506
_______________________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $26.7 million and $135.3 million as of June 30, 2011 and December 31, 2010, respectively.
(2) As of June 30, 2011 and December 31, 2010, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(28,377)	$(120,380)	$(27,334)	$(115,836)
Gain on sale of foreclosed real estate held for sale	(25)	(1,540)	(76)	(1,540)
Other interest income	(38)	(24)	(116)	(52)
General and administrative expenses	3,228	2,803	5,760	4,442
Depreciation and amortization	16,037	18,940	32,694	38,908
Impairment charge on real estate	3,116	123,453	3,116	123,453
Provision for loan losses	(3,664)	3,682	(3,820)	3,634
Total income (loss) from discontinued operations	19,829	(978)	19,530	371
NOI	$10,106	$25,956	$29,754	$53,380

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
Concentrations of Credit Risks
The Company owns a significant number of mezzanine loans that as of June 30, 2011 comprised 21% of the Company’s total assets and 74% of the Company’s total investments in loans receivable, before loan loss reserves. During the six months ended June 30, 2011, the Company’s investments in mezzanine loans provided 7% of the Company’s revenues and 73% of the Company’s interest income from loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
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
As of June 30, 2011, the outstanding principal balance of the GKK Mezzanine Loan was $458.4 million and the aggregate outstanding principal balance of the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche, both acquired on May 10, 2011, was $41.2 million. The GKK Investments represent a significant investment to the Company that as of June 30, 2011 comprised 22% of the Company’s total assets and 84% of the Company’s total investments in loans receivable, after loan loss reserves. During the six months ended June 30, 2011, the GKK Investments provided 7% of the Company’s revenues and 69% of the Company’s interest income from loans receivable. The Company does not expect to receive future contractual interest payments from the GKK Investments. As of June 30, 2011, the Company’s investment in the GKK Mezzanine Loan was deemed to be impaired, as the GKK Borrower failed to meet its contractual interest payment obligation beginning in April 2011 and the loan matured on May 6, 2011 without repayment from the GKK Borrower after being extended pursuant to a series of extension agreements commencing on March 11, 2011. The extension agreements related to the GKK Mezzanine Loan also extended the maturity dates of the mortgage loan (the “Mortgage Loan”) and the junior mezzanine loan (the “Junior Mezzanine Loan”) related to Gramercy’s realty portfolio to May 6, 2011. The Company's investments in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche were also deemed to be impaired as of June 30, 2011, as the loans had matured on May 6, 2011 without repayment from the borrower. The extension agreements had been entered into in anticipation of negotiations among the Company, the GKK Borrower, Gramercy and certain other mortgage and mezzanine lenders to the Gramercy realty portfolio regarding an agreement for an orderly transition of all or substantially all of the assets securing the Gramercy realty mortgage and mezzanine indebtedness to the lenders. The Company can give no assurance as to the outcome of any of the negotiations discussed above, which as of August 11, 2011, are still ongoing. If the lenders and Gramercy are unable to consummate a transition agreement, the Company anticipates that it will thereafter attempt to pursue available remedies to enforce the GKK Investments, which will likely include foreclosing on all or substantially all of the collateral securing the GKK Investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The Company has not recorded an impairment charge related to the GKK Investments. Based on an analysis of the value of the assets securing the GKK Investments, the Company concluded that the GKK Investments were fully secured by the collateral and no impairment was necessary as of June 30, 2011. The Company will continue to monitor the performance of the Gramercy realty portfolio. There is no assurance that the Company will not realize an impairment charge related to the GKK Investments in the future and it is reasonably possible that as a result of receiving additional information related to the assets securing the GKK Investments or a change in other facts and circumstances that an impairment may be realized. As of June 30, 2011, the cash flows provided by the properties securing the GKK Investments were insufficient to cover the GKK Borrower’s debt service obligations.
The GKK Investments were security for two repurchase agreements totaling $180.8 million as of June 30, 2011. Commencing on March 9, 2011, the Company’s subsidiaries that are the borrowers under the repurchase agreements (individually and collectively, “KBS GKK”) entered into a series of extension agreements with the repurchase agreement lenders to extend the maturity dates of each repurchase agreement through April 28, 2011. Pursuant to the extension agreements, from and after March 9, 2011, certain amounts owed by KBS GKK to the lenders under the repurchase agreements accrued interest at an annual rate equal to the Federal Funds Rate plus 450 basis points (4.6% at March 31, 2011), from LIBOR plus 150 basis points prior to the extension. Also pursuant to the extension agreements, KBS GKK agreed to pay to the lenders all amounts received by KBS GKK under the GKK Mezzanine Loan in excess of interest payments.
On April 28, 2011, KBS GKK entered into the Amended Repurchase Agreements, which agreements were amended on May 10, 2011, with Goldman Sachs Mortgage Company (“Goldman”) and with Citigroup Financial Products Inc. (“Citigroup” and, together with Goldman, the “GKK Lenders”). The purposes of the Amended Repurchase Agreements were, among others, to (i) extend the maturity dates of the existing Master Repurchase Agreements between KBS GKK, and Goldman and Citigroup, respectively, dated August 22, 2008, as amended, (ii) provide for additional security for the GKK Lenders under the Amended Repurchase Agreements, and (iii) set certain conditions that, on the date met (the “Conversion Date”), would automatically convert the Amended Repurchase Agreements into a mezzanine loan (the “Replacement Mezzanine Loan”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

As part of the closing of the Amended Repurchase Agreements, the Company paid $120 million in the aggregate to the GKK Lenders, of which approximately $115 million was used for the reduction of the principal balance under the Amended Repurchase Agreements (the “Principal Payment”), with the remaining $5 million used for accrued interest, and costs and expenses incurred by the GKK Lenders in connection with the closing of the Amended Repurchase Agreements. As of April 28, 2011 and after the application of the Principal Payment, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $146.6 million. On May 10, 2011, the GKK Lenders advanced an additional $34.4 million under the Amended Repurchase Agreements to fund the Company’s acquisition, through KBS GKK, of a subordinated portion of the Mortgage Loan (the “GKK Subordinated Mortgage Loan”). Additionally, in connection with the acquisition of the GKK Subordinated Mortgage Loan, on May 10, 2011, the GKK Lenders advanced additional $8.5 million under the Amended Repurchase Agreements to fund the Company's acquisition, through KBS GKK, of a subordinated portion of the Junior Mezzanine Loan (the “GKK Junior Mezzanine Tranche”).
As of June 30, 2011, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $180.8 million. The Amended Repurchase Agreements are secured by participation interests in the GKK Mezzanine Loan, with an outstanding principal balance of $458.4 million as of June 30, 2011, the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche.
The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, KBS GKK is required to make certain mandatory payments as follows:

(i)	by October 28, 2011, an amortization payment of $35 million;

(ii)
every three months thereafter through April 2013, amortization payments of approximately $24.3 million, which payments may be decreased by KBS GKK making any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
by October 28, 2011, payments relating to the acquisition of the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche in the amount of $1.6 million, and every three months thereafter through April 2013, such payments in the amount of $1.1 million;

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

The Amended Repurchase Agreements require KBS GKK and its subsidiaries and, the Company and certain of its subsidiaries that indirectly own most of the Company’s assets (collectively, the “Guarantors”) to meet certain financial and other covenants, which include, among other covenants the requirement (i) for the Guarantors to maintain minimum liquidity of $9.0 million for the four month period beginning in May 2011, and $19.0 million thereafter and (ii) for KBS GKK to use its best efforts to comply with certain foreclosure procedures in connection with the exercise of remedies under the GKK Mezzanine Loan. The Company also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements it would not create or incur additional liens or indebtedness on its assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, the Company also agreed (i) except for distributions to stockholders necessary to maintain the Company’s REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in the Company pursuant to the dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).
The Guarantors have guaranteed, and other subsidiaries of the Company as may be added in the future will guarantee, all amounts owed by KBS GKK to the GKK Lenders under the Amended Repurchase Agreements.
In connection with the execution of the Amended Repurchase Agreements, the Company, through a wholly owned subsidiary and in cooperation with the GKK Borrower, Citigroup and Goldman, expects to commence foreclosure proceedings on, or otherwise take title to, the GKK Collateral. On the Conversion Date, the Amended Repurchase Agreements will automatically convert into the Replacement Mezzanine Loan. The terms of the Replacement Mezzanine Loan are expected to be substantially similar to those of the Amended Repurchase Agreements, including the guarantees.
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
Distributions Paid
On July 15, 2011, the Company paid distributions of $8.1 million, which related to distributions declared for each day in the period from June 1, 2011 through June 30, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1.    Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Distributions Declared
On July 8, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which the Company expects to pay in September 2011. On August 10, 2011, the Company's board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which the Company expects to pay in October 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
Financings Subsequent to June 30, 2011
Extension and Modification of the Millennium I Building Revolving Loan
On July 7, 2011, the Company, through an indirect wholly owned subsidiary, entered into a loan extension and modification agreement allowing the Company to draw up to $40.0 million under its mortgage loan secured by Millennium I Building (the "Millennium I Building Revolving Loan"), subject to certain terms and restrictions, with an option to increase borrowings to $95.0 million with the addition of other secured real estate (the "Accordion Option"). Prior to the modification, the Company had drawn the full $29.5 million then available under the loan. The loan matures on July 1, 2015, subject to a one-year extension option. The Millennium I Building Revolving Loan bears interest at a floating rate equal to 225 basis points over one-month LIBOR and would bear interest at a floating rate equal to 210 basis points over one-month LIBOR if the Accordion Option is exercised on or before November 1, 2011.
Extension and Modification of the Small Portfolio Mortgage Loan Facility
On February 5, 2009, the Company, through indirect wholly-owned subsidiaries, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by North Creek Parkway Center, City Gate Plaza, the University Park Buildings and Meridian Tower for an amount of up to $54.0 million (the “Small Portfolio Mortgage Loan Facility”). On July 8, 2011, the Company, through indirect wholly-owned subsidiaries, entered into a loan extension and modification agreement to increase the amount available under the credit facility to $60.0 million. The Small Portfolio Mortgage Loan Facility, as amended, bears interest at a floating rate equal to 210 basis points over one-month LIBOR, however, if the Company does not exercise the Accordion Option available under the Millennium I Building Revolving Loan (discussed above) by November 1, 2011, then interest would be calculated at a floating rate equal to 225 basis points over one-month LIBOR. The Small Portfolio Mortgage Loan Facility, as amended, matures on July 1, 2015, subject to a one-year extension option.
National Industrial Portfolio Mortgage and Mezzanine Loans
On August 9, 2011, the Company, through the National Industrial Portfolio joint venture, amended the National Industrial Portfolio mortgage and mezzanine loans. The amendment extended the maturity date of the loans to December 30, 2011 and the Company may, at its option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. Additionally, the amendment states that the National Industrial Portfolio joint venture may not make any distributions to the Company unless such distributions are used to pay amounts owed to the lenders under the loans.
Investment in Unconsolidated Joint Venture
On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in the HSC Partners Joint Venture, which indirectly owns the properties that had served as collateral for the loans. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to its joint venture operating agreement to convert another lender's $30.0 million of outstanding mezzanine debt to preferred membership interests. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. Accordingly, the Company does not expect to receive future income from its investment in the HSC Partners Joint Venture until the outstanding mortgage and mezzanine lenders are paid in full.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership” and to their subsidiaries.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We continue to issue shares of common stock under our dividend reinvestment plan. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and, as of June 30, 2011, we had sold 23,415,395 shares under our dividend reinvestment plan for gross offering proceeds of $199.3 million.
As of June 30, 2011, we owned 63 real estate properties (including seven industrial properties and one office property that are held for sale), one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of June 30, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which five condominium units, two retail spaces and parking spaces were held for sale.
Our focus in 2011 is to manage our existing portfolio. To the extent we receive proceeds from the repayment of real estate-related investments or the sale of properties in 2011, we expect to use these funds to pay down debt and maintain a liquidity reserve, but may use a portion of the funds to pay distributions to our stockholders.
Market Outlook – Real Estate and Real Estate Finance Markets
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation. Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the U.S. government debt by Standard & Poor's to AA+ from AAA have increased market volatility.
The health of the global capital markets remain a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
Recently, there have been signs that the credit markets have begun to thaw as the global economy has shown signs of recovery and growth. New CMBS issuances and the increased access to the capital markets for publicly-traded REITs has led many to believe that commercial real estate lending will be revived as the market’s appetite for risk returns. Similarly, many lending institutions have increased their lending on commercial real estate, which coupled with historically low interest rates and slightly-relaxed underwriting standards, has helped increase commercial real estate transaction volume. It is important to remember that these trends have only recently begun and an improvement in one aspect of the market does not provide an indication of a general market recovery or provide any indication of the duration of the existing downturn, or the speed of any expected recovery. Recent setbacks in the demand for CMBS securities serve as a reminder that the health of the global capital markets is still fragile.
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
Impact on Our Real Estate Investments
These market conditions have and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate-Related Investments
Nearly all of our real estate-related investments are either directly secured by commercial real estate (e.g., first trust deeds or mortgages) or secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments in general have been impacted by the same factors impacting our real estate investments. In particular, our investments in mezzanine loans and B-Notes have been impacted to a greater degree as current valuations for buildings directly or indirectly securing our investment positions have likely decreased from the date of our acquisition or origination of these investments. In such instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the performance of collateral directly or indirectly securing our loan investments, and therefore, have impacted the ability of some borrowers under our loans to make contractual interest payments to us. For the six months ended June 30, 2011, we recorded a reduction of loan loss reserve of $3.8 million, which was comprised of a $14.3 million increase of loan loss reserve calculated on an asset-specific basis, offset by a reduction of $18.1 million to our portfolio-based reserve.
Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves and loans under which we have foreclosed or otherwise taken title to the property subsequent to June 30, 2011, we have investments with book values totaling $603.3 million maturing within the next 12 months, including the GKK Mezzanine Loan, GKK Subordinated Mortgage Loan (defined below) and the GKK Junior Mezzanine Tranche (defined below)(collectively, the "GKK Investments"), all of which matured on May 6, 2011 without repayment from the borrower. For additional information, see the discussion of our $499.5 million investment in the GKK Investments below under “— Contractual Commitments and Contingencies.” We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $514.5 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $144.5 million.
Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties and the properties underlying the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will meet or otherwise be permitted to extend the maturity of our current loan agreements, we can give no assurance in this regard. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $160.6 million of debt obligations maturing during the 12 months ending June 30, 2012. As of June 30, 2011, we had $443.3 million of mortgage and mezzanine debt related to our consolidated investment in the National Industrial Portfolio joint venture due to mature on August 9, 2011, subject to a one-year extension option. On August 9, 2011 we, through the National Industrial Portfolio joint venture, extended these loans to December 30, 2011 and we may, at our option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. As of June 30, 2011, we have a total of $533.1 million of fixed rate notes payable and $883.0 million of variable rate notes payable and repurchase agreements; of the $883.0 million of variable rate notes payable and repurchase agreements, $164.7 million are effectively fixed through interest rate swaps and $443.3 million are subject to interest rate caps. In addition to the debt obligations maturing during the 12 months ending June 30, 2012, we are required to make a minimum of $83.6 million in amortization payments of principal related to the two repurchase agreements prior to June 30, 2012 and to pay $3.8 million in fees relating to the amendment of these two repurchase agreements by June 30, 2012. For additional information, see the discussion of the amendment and restatement of the repurchase agreements related to our GKK Mezzanine Loan investment below under “— Contractual Commitments and Contingencies.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
We expect to use our cash flows from operations, proceeds from the sale of properties in 2011 and proceeds from debt financing to pay distributions to our stockholders. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the repurchase agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in our dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan). See “— Contractual Commitments and Contingencies” below.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2011, our real estate portfolio was 76% occupied and our bad debt reserve was approximately 1% of annualized base rent. As of June 30, 2011, we had four tenants with rent balances outstanding for over 90 days. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees and debt service payments. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of June 30, 2011, four of the 11 borrowers under our real estate loans receivable were delinquent and these loans have an amortized cost basis of $553.9 million. As a result of these factors, we may experience declines in future cash flows from real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets.
We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; the repayment of debt; and the repurchase of shares under our share redemption program. During the second half of 2009 and throughout 2010, the participation in our dividend reinvestment plan decreased in comparison to 2008. Further reductions in participation under the dividend reinvestment plan could adversely impact our ability to meet our capital needs and could require us to reduce distributions to stockholders. Based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have announced that we do not expect to have funds available for the share redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the repurchase agreements we would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” See “— Contractual Commitments and Contingencies” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2011, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments, cash on hand, proceeds from the sale of real estate and proceeds from repayments of real estate loans receivable. We believe that our cash flow from operations, expected proceeds from our dividend reinvestment plan, principal repayments on our real estate loans receivable, potential proceeds from the sale of assets and availability under our revolving credit facility will be sufficient to meet our liquidity needs for the upcoming year. For additional information regarding our cash needs during 2011, see the discussion of our repurchase agreements secured by the GKK Investments and the mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture below under “ — Contractual Commitments and Contingencies.”
Cash Flows from Operating Activities
As of June 30, 2011, we owned 63 real estate properties, one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. During the six months ended June 30, 2011, net cash provided by operating activities was $23.9 million, compared to $27.9 million of net cash provided by operating activities during the six months ended June 30, 2010. Net cash from operations decreased in 2011 primarily as a result of a $3.3 million decrease in contractual interest income from the payoff of a note receivable in September 2010 and a decrease of $6.6 million in rental income and tenant reimbursements, due to a combination of lower occupancy, increased lease concessions, reduced rental rates and the sale of two real estate properties. The decrease in rental income and tenant reimbursements was partially offset by a decrease of $7.0 million in asset management fees to affiliates and by a decrease in depreciation and amortization expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $33.7 million for the six months ended June 30, 2011. The sources and uses of cash from investing activities were as follows:

•	$41.2 million of cash used to acquire two real estate loans receivable, partially offset by $0.2 million of cash provided by principal repayments on real estate loans receivable;

•	$18.3 million of cash provided from the sale of foreclosed real estate held for sale;

•	$12.6 million of cash used for additions to real estate; and

•
$1.5 million decrease in restricted cash for capital expenditures relating to the payment of leasing commissions, tenant improvements and capital improvements for the releasing of one of our joint venture properties.

Cash Flows from Financing Activities
Net cash used in financing activities was $102.8 million for the six months ended June 30, 2011. The significant uses of cash for financing activities were as follows:

•
$72.7 million of net cash used for repayment of debt and other financings as a result of $114.5 million of principal payments on notes payable and repurchase agreements and $9.8 million of payments for related financing costs, partially offset by proceeds from notes payable of $51.6 million;

•	$25.5 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $23.2 million;

•	$2.9 million of cash used for redemptions of common stock and $0.6 million of cash used for payments of commissions on stock sales; and

•	$1.2 million of distributions paid to the noncontrolling interest holder of our joint venture investment in the National Industrial Portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, as of June 30, 2011, we had $160.6 million of debt maturing during the 12 months ending June 30, 2012. As of June 30, 2011, we had $443.3 million of mortgage and mezzanine debt related to our consolidated investment in the National Industrial Portfolio joint venture due to mature on August 9, 2011, subject to a one-year extension option. On August 9, 2011 we, through the National Industrial Portfolio joint venture, extended these loans to December 30, 2011 and we may, at our option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. In addition to the debt obligations maturing during the 12 months ending June 30, 2012, we are required to pay a minimum of $83.6 million in principal amortization payments and $3.8 million in fees related to the two repurchase agreements secured by the GKK Investments prior to June 30, 2012. See the discussion regarding the amendment and restatement of the repurchase agreements and the GKK Investments below.
As of June 30, 2011, we had a total of $533.1 million of fixed rate notes payable and $883.0 million of variable rate notes payable and repurchase agreements; of the $883.0 million of variable rate notes payable and repurchase agreements, interest rates on $164.7 million of these notes were effectively fixed through interest rate swaps and interest rates on $443.3 million of these notes were subject to interest rate caps. As discussed above, during the last three years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. As of June 30, 2011, we had a total of $718.3 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates, which fluctuations may be partially offset by interest rate caps in place on $443.3 million of notes payable. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.
As of June 30, 2011, we had two repurchase agreements totaling $180.8 million secured by our investment in the GKK Mezzanine Loan as well as our May 10, 2011 $41.2 million investment in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche. KBS Real Estate Investment Trust, Inc. is a guarantor of these repurchase agreements. As of June 30, 2011, the outstanding principal balance of the GKK Mezzanine Loan was $458.4 million. The GKK Mezzanine Loan was used to finance a portion of Gramercy Capital Corp.’s (“Gramercy”) acquisition of American Financial Realty Trust (“AFR”) that closed on April 1, 2008. The borrowers under the GKK Mezzanine Loan are certain wholly owned subsidiaries of Gramercy (collectively, the “GKK Borrower”). Prior to the extensions discussed below, the maturity date of the GKK Mezzanine Loan was March 11, 2011 and the maturity dates of the repurchase agreements were March 9, 2011.
Commencing on March 11, 2011, we, through indirect wholly owned subsidiaries, and the GKK Borrower entered into a series of agreements to extend the maturity date of the GKK Mezzanine Loan through May 6, 2011 in anticipation of negotiations among us, the GKK Borrower, Gramercy and certain other mortgage and mezzanine lenders to the Gramercy realty portfolio regarding an agreement for an orderly transition of all or substantially all of the assets securing the Gramercy realty mortgage and mezzanine indebtedness to the lenders. As of June 30, 2011, these negotiations were on-going. We can give no assurance as to the outcome of any of the negotiations discussed above. If the lenders and Gramercy are unable to consummate a transition agreement, we anticipate that we will thereafter attempt to pursue available remedies to enforce the loans, which will likely include foreclosing on all or substantially all of the collateral securing the loans. The extension agreements related to the GKK Mezzanine Loan also extended the maturity dates of the mortgage loan (the “Mortgage Loan”) and the junior mezzanine loan (the “Junior Mezzanine Loan”) related to Gramercy’s realty portfolio to May 6, 2011. The extension agreements provided that as of March 12, 2011 and through May 6, 2011, interest would accrue on the GKK Mezzanine Loan at a rate equal to the greater of the Prime Rate plus 1% or one-month LIBOR plus 9.2%. Beginning in April 2011, the GKK Borrower failed to meet its debt payment obligation. We do not expect to receive any future contractual interest payments on the GKK Investments.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
As part of the closing of the Amended Repurchase Agreements, we paid $120 million in the aggregate to the GKK Lenders, of which approximately $115 million was used for the reduction of the principal balance under the Amended Repurchase Agreements (the “Principal Payment”), with the remaining $5 million used for accrued interest, and costs and expenses incurred by the GKK Lenders in connection with the closing of the Amended Repurchase Agreements. As of April 28, 2011 and after the application of the Principal Payment, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $146.6 million. On May 10, 2011, the GKK Lenders advanced an additional $34.4 million under the Amended Repurchase Agreements to fund our acquisition, through KBS GKK, of a subordinated portion of the Mortgage Loan (the “GKK Subordinated Mortgage Loan”). Additionally, in connection with the acquisition of the GKK Subordinated Mortgage Loan, on May 10, 2011, the GKK Lenders advanced additional $8.5 million under the Amended Repurchase Agreements to fund the Company's acquisition, through KBS GKK, of a subordinated portion of the Junior Mezzanine Loan (the “GKK Junior Mezzanine Tranche”).
As of June 30, 2011, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $180.8 million. The Amended Repurchase Agreements are secured by participation interests in the GKK Mezzanine Loan with an outstanding principal balance of $458.4 million as of June 30, 2011 and the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche, which as of June 30, 2011 had an aggregate outstanding principal balance of $41.2 million.
The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, KBS GKK is required to make certain mandatory payments as follows:

(i)	by October 28, 2011, an amortization payment of $35 million;

(ii)
every three months thereafter through April 2013, amortization payments of approximately $24.3 million, which payments may be decreased by KBS GKK making any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
by October 28, 2011, payments relating to the acquisition of the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche in the amount of $1.6 million, and every three months thereafter through April 2013, such payments in the amount of $1.1 million;

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
In the event of: (i) a default under the Amended Repurchase Agreements; or (ii) bankruptcy or an act of insolvency with respect to the borrowers under the Mortgage Loan, the GKK Borrower or the borrowers under the Junior Mezzanine Loan related to the Gramercy realty portfolio indebtedness, provided that such borrowers are then affiliates of us, the GKK Lenders shall have all voting and consent rights with respect to the GKK Mezzanine Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Amended Repurchase Agreements require KBS GKK and its subsidiaries and, KBS Real Estate Investment Trust and certain of our subsidiaries that indirectly own most of our assets (collectively, the “Guarantors”) to meet certain financial and other covenants, which include, among other covenants the requirements (i) for the Guarantors to maintain minimum liquidity of $9.0 million for the four month period beginning in May 2011, and $19.0 million thereafter, and (ii) for KBS GKK to use its best efforts to comply with certain foreclosure procedures in connection with the exercise of remedies under the GKK Mezzanine Loan. We also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements we would not create or incur additional liens or indebtedness on our assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, we also agreed (i) except for distributions to stockholders necessary to maintain our REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in us pursuant to the dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).
The Guarantors have guaranteed, and other of our subsidiaries as may be added in the future will guarantee, all amounts owed by KBS GKK to the GKK Lenders under the Amended Repurchase Agreements.
In connection with the execution of the Amended Repurchase Agreements, we, through a wholly owned subsidiary and in cooperation with the GKK Borrower, Citigroup and Goldman, expect to commence foreclosure proceedings on, or otherwise take title to, the GKK Collateral. On the Conversion Date, the Amended Repurchase Agreements will automatically convert into the Replacement Mezzanine Loan. The terms of the Replacement Mezzanine Loan are expected to be substantially similar to those of the Amended Repurchase Agreements, including the guarantees.
As of June 30, 2011, the outstanding principal balance of the GKK Mezzanine Loan was $458.4 million and the aggregate outstanding principal balance of the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche, both acquired on May 10, 2011, was $41.2 million. The GKK Investments represent a significant investment to us that as of June 30, 2011 represented 22% of our total assets and 84% of our total investments in loans receivable, after loan loss reserves. During the six months ended June 30, 2011, the GKK Investments provided 7% of our revenues and 69% of our interest income from loans receivable. However, as of June 30, 2011, the cash flows provided by the properties securing the GKK Mezzanine Loan were insufficient to cover the GKK Borrower’s debt service obligations and beginning April 2011, the GKK Borrower failed to meet its debt payment obligation. As of June 30, 2011, we did not record interest income receivable related to the GKK Investments and we do not expect to receive any future contractual interest payments related to these loans. As of June 30, 2011, our investment in the GKK Mezzanine Loan was deemed to be impaired as the GKK Borrower failed to meet its contractual interest payment obligation beginning in April 2011 and the loan matured on May 6, 2011 without repayment from the GKK Borrower. Our investments in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche were also deemed to be impaired as of June 30, 2011, as the loans had also matured on May 6, 2011 without repayment from the borrower. As of June 30, 2011, we had not recorded an impairment charge related to the GKK Investments. Based on an analysis of the value of the assets securing the GKK Investments, we concluded that the GKK Investments were fully secured by the collateral and no impairment was necessary as of June 30, 2011. We will continue to monitor the performance of the Gramercy realty portfolio. There is no assurance that we will not realize an impairment charge related to the GKK Investments in the future and it is reasonably possible that as a result of receiving additional information related to the assets securing the GKK Investments or a change in other facts and circumstances that an impairment may be realized.
As of June 30, 2011, we had $443.3 million of mortgage and mezzanine loans secured by our consolidated investment in the National Industrial Portfolio joint venture due to mature on August 9, 2011, subject to a one-year extension option. On August 9, 2011 we, through the National Industrial Portfolio joint venture, extended these loans to December 30, 2011 and we may, at our option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2011, we had $39.3 million of cash and cash equivalents. As of June 30, 2011, our borrowings and other liabilities were approximately 57% and 59% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
The following is a summary of our contractual obligations as of June 30, 2011 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations(1)	$1,416,127	$596,460	$570,880	$186,587	$62,200
Interest payments on outstanding debt obligations(2)	$92,786	$24,371	$54,798	$10,802	$2,815
Outstanding funding obligations under real estate loans receivable	$5,864	$5,864	$—	$—	$—
Other obligations(3)	$6,986	(3)	(3)	(3)	(3)
_______________________________
(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of June 30, 2011.
(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at June 30, 2011, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $25.9 million, excluding amortization of deferred financing costs totaling $3.3 million, during the six months ended June 30, 2011.
(3) Represents the $1.6 million of outstanding advances from our advisor and $5.4 million of incurred but unpaid performance fees as of June 30, 2011. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.
As of June 30, 2011, we had $596.5 million of debt obligations due during the remainder of 2011. Of that amount, $443.3 million relates to mortgage and mezzanine debt related to our consolidated investment in the National Industrial Portfolio joint venture due to mature on August 9, 2011, subject to a one-year extension option. On August 9, 2011 we, through the National Industrial Portfolio joint venture, extended these loans to December 30, 2011 and we may, at our option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. We intend to pay the remaining $153.2 million of debt obligations due during the remainder of 2011 with proceeds from assets sales or refinancing.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the advances to us from our advisor in the amount of $1.6 million, at June 30, 2011, we had incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition as defined in the advisory agreement; beginning in April 2010, our operations did not meet the Funds from Operations condition as defined in the advisory agreement. Although performance fees of $5.4 million have been incurred as of June 30, 2011, the advisory agreement further provides that the payment of the performance fee shall only be made after the repayment of advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.
Results of Operations
Overview
As of June 30, 2010, we owned 64 real estate properties (including one industrial property held for sale), one master lease, 14 real estate loans receivable (five of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Subsequent to June 30, 2010, we foreclosed on and sold one property underlying an impaired loan investment, wrote-off two real estate loans receivable and recorded an impairment charge against two additional real estate loans receivable. In addition, one real estate loan receivable matured on September 1, 2010. We have also designated seven industrial properties and one office property as held for sale and we sold one industrial property in October 2010. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of June 30, 2011, we owned 63 real estate properties (including seven industrial properties and one office property held for sale), one master lease, 12 real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of June 30, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which five condominium units, two retail spaces and parking spaces were held for sale. In addition, we have experienced a decline in the occupancy of our real estate properties from 80% as of June 30, 2010 to 76% as of June 30, 2011. Our results of operations were affected by these factors during the three and six months ended June 30, 2011 and 2010 as discussed below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010
The following table provides summary information about our results of operations for the three months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2011	2010
Rental income	$37,021	$38,600	$(1,579)	(4)%
Tenant reimbursements	6,859	6,657	202	3%
Interest income from real estate loans receivable	1,810	11,509	(9,699)	(84)%
Interest income from real estate securities	709	767	(58)	(8)%
Parking revenues and other operating income	493	573	(80)	(14)%
Operating, maintenance, and management costs	12,118	9,722	2,396	25%
Real estate taxes, property-related taxes, and insurance	6,608	6,510	98	2%
Asset management fees to affiliate	4,305	4,460	(155)	(3)%
General and administrative expenses	3,228	2,803	425	15%
Depreciation and amortization expense	16,037	18,940	(2,903)	(15)%
Interest expense	16,122	13,405	2,717	20%
Impairment charge on real estate	3,116	123,453	(120,337)	(97)%
Provision for loan losses	(3,664)	3,682	(7,346)	(200)%
Gain on sale of foreclosed real estate held for sale	25	1,540	(1,515)	(98)%
Income from unconsolidated joint venture	2,367	1,947	420	22%
Gain on sale of real estate, net	—	2,067	(2,067)	(100)%
Impairment charge on discontinued operations	(19,698)	—	(19,698)	(100)%
The $1.6 million decrease in rental income primarily relates to a decrease in lease termination fees and lower occupancy and rental rates for the three months ended June 30, 2011, partially offset by a write-off of below-market rent for a tenant due to early renewal of the tenant's lease. Our rental income will vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. Occupancy decreased from 80% at June 30, 2010 to 76% at June 30, 2011. While we would generally expect rental income to increase over the long-term, the current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.
The $0.2 million increase in tenant reimbursements was primarily due to lower recovery of operating expenses during 2010 caused by the reset of tenant base years (as a result of new tenants and lease renewals) and an increase in reimbursable utility expenses and property taxes for certain properties. This increase was partially offset by lower occupancy. Our tenant reimbursements will vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over the long-term, the current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements, especially in the short-term. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that their allocable share of the building’s operating expenses in future years increases from their base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $9.7 million decrease in interest income from loans receivable was primarily due to the following:

•	A decrease of $7.3 million related to the GKK Mezzanine Loan due to the failure of the GKK Borrower to meet its contractual interest payment obligation beginning in April 2011.

•	A decrease of $1.6 million related to the 55 East Monroe Mezzanine Loan Origination, which was a result of the pay-off of the loan on September 9, 2010.

•
A decrease of $0.3 million related to the foreclosure on the properties secured by the Artisan Multifamily Portfolio Mezzanine Loan by the first mortgage lender on January 21, 2011 and our write-off of this investment.

•	A decrease of $0.8 million related to the 11 South LaSalle Loan was as a result of the maturity and default of the loan.
Interest income from real estate loans receivable will decrease in future periods due to the GKK Mezzanine Loan as the GKK Borrower failed to meet its contractual interest payment obligation beginning in April 2011 and we do not expect to receive any future contractual interest payments related to the GKK Investments. Additionally, interest income from real estate loans receivable in future periods compared to historical periods will also be impacted by fluctuations in LIBOR to the extent we have variable rate loans receivable and by the ability of borrowers under the real estate loans receivable scheduled to mature during the next year to repay or refinance the amounts due to us. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we have investments with book values totaling $603.3 million maturing within a year from June 30, 2011, including $499.5 million related to the GKK Investments, which matured on May 6, 2011 without repayment from the GKK Borrower. But see the discussion of the GKK Investments under “— Contractual Commitments and Contingencies.”
If any of the borrowers under our loans receivable are unable to repay a loan at maturity or default on their loan, the impact to future interest income and loan recoveries may be significant and will depend on several factors unique to each individual loan. In general, if we have a first priority lien on the collateral securing a loan, we may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If we foreclose on the collateral, we may either operate the property, resulting in our receipt of any cash flows generated by the property or our payment of any cash shortfalls related to the property, or sell the property for whatever amount we are able to obtain, which may or may not be equal to the loan balance prior to foreclosure. In general, if we own a mezzanine loan or a B-Note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc.). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and take legal title to the property subject to the existing senior loans or we may negotiate a discounted repayment. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.
The $2.4 million increase in property operating, maintenance, and management costs was due to an increase of $1.2 million in bad debt expense related to rental revenues and $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan as well as an increase of $0.4 million in utilities and other operating expenses related to our real estate portfolio.
The $0.2 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation. In addition, beginning in April 2010, asset management fees related to the National Industrial Portfolio joint venture decreased because we failed to meet certain Funds from Operations (as defined in the advisory agreement) thresholds required for the advisor to earn the performance fee.
The $0.4 million increase in general and administrative expenses primarily relates to higher legal and other professional fees incurred with respect to our investments in the GKK Investments and the Tribeca Building and legal fees related to the restructuring of the National Industrial Portfolio mortgage and mezzanine loans. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $2.9 million decrease in depreciation and amortization expense is primarily due to the decrease related to the National Industrial Portfolio joint venture and tenant origination and absorption costs fully amortized prior to or during the three months ended June 30, 2010. As of June 30, 2010, we recorded an impairment charge with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values, and at that time, we reduced the amount of ongoing depreciation and amortization expense recognized, based on the adjusted carrying value of these properties. In addition, the decrease in depreciation and amortization also relates to the disposition of two real estate properties during the second and fourth quarters of 2010.
The $2.7 million increase in interest expense is primarily due to a $2.0 million increase related to the amortization of loan fee extension costs on the GKK Mezzanine Loan of $8.5 million. Included in interest expense is the amortization of deferred financing costs of $0.6 million and $2.8 million for the three months ended June 30, 2010 and June 30, 2011, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future.
During the three months ended June 30, 2011, we recognized an impairment charge on real estate of $3.1 million with respect to two real estate properties held for investment. During the three months ended June 30, 2010, we recognized an impairment charge on real estate of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture. We hold an 80% membership interest in the joint venture and consolidate the joint venture in our financial statements. This joint venture owns 23 industrial properties and holds a master lease with respect to another industrial property. As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $443.3 million, including the amount for noncontrolling interest of $88.7 million) and the carrying value of the collateral at that time (currently $320.2 million, including the amount for noncontrolling interest of $64.0 million).
The provision for loan losses for the three months ended June 30, 2011 decreased by $7.3 million compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, we recorded an overall reduction in provision for loan losses of $3.7 million, which consisted of a decrease of $18.1 million to the provision for loan losses calculated on a portfolio-basis and partially offset by an increase of $14.4 million calculated on an asset-specific basis. The asset-specific reserves primarily relate to the 11 South LaSalle Loan and the Park Central Mezzanine Loan. During the three months ended June 30, 2010, we recorded a provision for loan losses of $3.7 million, which consisted of an increase of $5.0 million to the provision for loan losses calculated on a portfolio-basis and partially offset by a decrease of $1.3 million calculated on an asset-specific basis.
We recognized a gain of $25,000 and $1.5 million on the sales of foreclosed real estate held for sale during the three months ended June 30, 2011 and 2010, respectively, as a result of selling three and seven condominium units of the Tribeca Building, respectively.
We recognized $2.4 million and $1.9 million in income from an unconsolidated joint venture related to the Arden Portfolio for the three months ended June 30, 2011 and 2010, respectively. We do not expect to receive further monthly income from this investment.
We recognized a gain on sale of real estate of $2.1 million related to the disposition of the 18301 Von Karman Building on June 30, 2010. We did not dispose of any real estate during the three months ended June 30, 2011.
During the three months ended June 30, 2011, we recognized an impairment charge on real estate of $19.7 million with respect to six industrial properties that are classified as held for sale. We did not record an impairment charge on real estate held for sale during the three months ended June 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2010
The following table provides summary information about our results of operations for the six months ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2011	2010
Rental income	$73,055	$79,634	$(6,579)	(8)%
Tenant reimbursements	14,619	14,617	2	—
Interest income from real estate loans receivable	10,285	22,626	(12,341)	(55)%
Interest income from real estate securities	1,462	1,547	(85)	(5)%
Parking revenues and other operating income	1,007	1,433	(426)	(30)%
Operating, maintenance, and management costs	23,600	21,337	2,263	11%
Real estate taxes, property-related taxes, and insurance	13,515	13,425	90	1%
Asset management fees to affiliate	8,582	9,381	(799)	(9)%
General and administrative expenses	5,760	4,442	1,318	30%
Depreciation and amortization expense	32,694	38,908	(6,214)	(16)%
Interest expense	29,211	26,182	3,029	12%
Impairment charge on real estate	3,116	123,453	(120,337)	(97)%
Provision for loan losses	(3,820)	3,634	(7,454)	(205)%
Gain on sale of foreclosed real estate held for sale	76	1,540	(1,464)	(95)%
Income from unconsolidated joint venture	4,234	3,848	386	10%
Gain on sale of real estate, net	—	2,067	(2,067)	(100)%
Impairment charge on discontinued operations	(19,698)	—	(19,698)	(100)%
The $6.6 million decrease in rental income primarily relates to a decrease in lease termination fees and lower occupancy and rental rates for the six months ended June 30, 2011, partially offset by a write-off of below-market rent for a tenant due to early renewal of the tenant's lease. Our rental income will vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. See "— Comparison of the three months ended June 30, 2011 versus three months ended June 30, 2010."
The $2,000 increase in tenant reimbursements was primarily due to lower recovery of operating expenses during 2010 caused by the reset of tenant base years (as a result of new tenants and lease renewals) and an increase in reimbursable utility expenses and property taxes for certain properties. This increase was partially offset by lower occupancy. Our tenant reimbursements will vary based on several factors discussed above under "Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010."
The $12.3 million decrease in interest income from loans receivable was primarily due to the following:

•	A net decrease of $6.9 million related to the GKK Mezzanine Loan due to the failure of the GKK Borrower to meet its contractual interest payment obligation beginning in April 2011.

•	A decrease of $3.3 million related to the 55 East Monroe Mezzanine Loan Origination, which was a result of the pay-off of the loan on September 9, 2010.

•
A decrease of $0.6 million related to the foreclosure on the properties secured by the Artisan Multifamily Portfolio Mezzanine Loan by the first mortgage lender on January 21, 2011 and our write-off of this investment.

•	A decrease of $2.0 million related to the 11 South LaSalle Loan was as a result of the maturity and default of the loan.
Please see "Comparison of the three months ended June 30, 2011 versus three months ended June 30, 2010" above for a discussion of the impact of fluctuations in LIBOR on our interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $2.3 million increase in property operating, maintenance, and management costs was due to an increase of $0.5 million in bad debt expense related to rental revenues and $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan and as well as an increase of $1.0 million in utilities and other operating expenses related to our real estate portfolio.
The $0.8 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation. In addition, beginning in April 2010, asset management fees related to the National Industrial Portfolio joint venture decreased because we failed to meet certain Funds from Operations (as defined in the advisory agreement) thresholds required for the advisor to earn the performance fee.
The $1.3 million increase in general and administrative expenses primarily relates to higher legal and professional fees incurred with respect to our investments in the GKK Investments and the Tribeca Building and legal fees related to the restructuring of the National Industrial Portfolio mortgage and mezzanine loans. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
The $6.2 million decrease in depreciation and amortization expense is primarily due to the decrease related to the National Industrial Portfolio joint venture and tenant and absorption costs fully amortized prior to or during the six months ended June 30, 2010. As of June 30, 2010, we recorded an impairment charge with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values, and at that time, we reduced the amount of ongoing depreciation and amortization expense recognized, based on the adjusted carrying value of these properties. In addition, the decrease in depreciation and amortization also relates to the disposition of two real estate properties during the second and fourth quarters of 2010.
The $3.0 million increase in interest expense is primarily due to a $2.0 million increase related to the amortization of loan fee extension costs on the GKK Mezzanine Loan of $8.5 million. Included in interest expense is the amortization of deferred financing costs of $1.2 million and $3.3 million for the six months ended June 30, 2010 and June 30, 2011, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future.
We recognized an impairment charge on real estate of $3.1 million with respect to two real estate properties held for investment during the six months ended June 30, 2011. During the six months ended June 30, 2010, we recognized an impairment charge on real estate of $123.5 million. Please see "Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010" above for a discussion of the impairment charge on real estate of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture.
The provision for loan losses for the six months ended June 30, 2011 decreased by $7.5 million compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, we recorded an overall reduction in provision for loan losses of $3.8 million, which consisted of a decrease of $18.1 million to the provision for loan losses calculated on a portfolio-basis and partially offset by an increase of $14.3 million calculated on an asset-specific basis. The asset-specific reserves primarily relate to the 11 South LaSalle Loan and the Park Central Mezzanine Loan. During the six months ended June 30, 2010, we recorded a provision for loan losses of $3.6 million, which consisted of an increase of $5.0 million to the provision for loan losses calculated on a portfolio-basis and partially offset by a decrease of $1.4 million calculated on an asset-specific basis.
We recognized a gain of $76,000 and $1.5 million on the sales of foreclosed real estate held for sale during the six months ended June 30, 2011 and 2010, respectively, as a result of selling six and seven condominium units of the Tribeca Building, respectively.
We recognized $4.2 million and $3.8 million in income from an unconsolidated joint venture related to the Arden Portfolio for the six months ended June 30, 2011 and 2010, respectively. We do not expect to receive further income from this investment.
We recognized a gain on sale of real estate of $2.1 million related to the disposition of the 18301 Von Karman Building on June 30, 2010. We did not dispose of any real estate during the six months ended June 30, 2011.
During the six months ended June 30, 2011, we recognized an impairment charge on real estate of $19.7 million with respect to six industrial properties that are classified as held for sale. We did not record an impairment charge on real estate held for sale during the six months ended June 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current NAREIT definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes non-operating items included in FFO and MFFO also excludes non-cash items such as straight-line rental revenue. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs; impairments of real estate and real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, MFFO does not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures and are useful in understanding how our management evaluates our ongoing operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(28,379)	$(95,706)	$(27,438)	$(91,288)
Depreciation of real estate assets	9,984	9,928	19,852	19,649
Depreciation of real estate assets - discontinued operations	572	1,033	1,664	2,332
Amortization of lease-related costs	6,053	9,012	12,842	19,259
Amortization of lease-related costs - discontinued operations	1,097	523	1,589	1,360
Gain on sales of foreclosed real estate held for sale	(25)	(1,540)	(76)	(1,540)
Gain on sale of real estate, net	—	(2,067)	—	(2,067)
Adjustments for noncontrolling interest - consolidated entity (1)	(510)	(836)	(1,007)	(1,876)
FFO	(11,208)	(79,653)	7,426	(54,171)
Impairment charge on real estate and real estate loans	(548)	127,135	(704)	127,087
Impairment charge on real estate - discontinued operations	19,698	—	19,698	—
Straight-line rent and amortization of above- and below-market leases	(4,345)	(3,234)	(6,984)	(5,386)
Amortization of discounts and closing costs	(87)	(1,084)	(826)	(1,540)
Adjustments for noncontrolling interest - consolidated entity (1)	35	(24,651)	58	(24,752)
MFFO	$3,545	$18,513	$18,668	$41,238
_______________________________
(1) Relates to the noncontrolling interest holder's share of our consolidated joint venture for the FFO and MFFO adjustments noted above.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2011	$24,090	$0.129	$12,493	$11,533	$24,026	$1,667
Second Quarter 2011	24,538	0.131	13,041	11,706	24,747	22,218
	$48,628	$0.260	$25,534	$23,239	$48,773	$23,885
_______________________________
(1) Distributions for the period from January 1, 2011 through June 30, 2011 are based on daily record dates and are calculated at a rate of $0.00143836 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.
For the six months ended June 30, 2011, we paid aggregate distributions of $48.8 million, including $25.5 million of distributions paid in cash and $23.2 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $23.9 million of current period operating cash flows, $24.9 million of operating cash reserves from prior periods, proceeds from the sale of properties in 2010 and proceeds from debt financing. FFO for the six months ended June 30, 2011 was $7.4 million. See the reconciliation of FFO to net loss above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Generally, we pay, and in the future expect to pay, distributions from our cash flow from operations. On April 28, 2011, in connection with the execution of the Amended Repurchase Agreements, we agreed that during the term of the Amended Repurchase Agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6 million per month, excluding any distributions to stockholders reinvested in our dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan). See “— Contractual Commitments and Contingencies” above.
In order that our stockholders could begin earning cash distributions, our advisor, KBS Capital Advisors, agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of our Funds from Operations (as defined in our advisory agreement) for the same period. We are only obligated to reimburse our advisor for these expenses if and to the extent that our cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. Through June 30, 2011, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007. We have agreed with our advisor that the advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.
During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. A decline in the occupancy of our portfolio and increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, have resulted in lower current cash flow. Tenant specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.2% as of June 30, 2011. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases to distributions in future periods to preserve capital necessary to maintain our investment portfolio.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Estimated Value per Share
The estimated value per share of our common stock of $7.32 per share was based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. If in connection with the restructuring of our debt or for other liquidity purposes, we decide to sell properties before the end of the hold period assumed in connection with the valuation, the estimated value per share of our stock could decrease. Further, our estimated value per share may change as a result of the restructuring of our investment in the GKK Mezzanine Loan. However, as of June 30, 2011, we had not recorded an impairment charge related to our investment in the GKK Mezzanine Loan. Based on our analysis, we concluded that our position in the GKK Mezzanine Loan was fully secured by the collateral and no impairment was necessary as of June 30, 2011. We will continue to monitor the performance of the collateral securing the GKK Mezzanine Loan. There is no assurance that we will not recognize an impairment charge related to this investment in the future.
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
Distributions Paid
On July 15, 2011, we paid distributions of $8.1 million, which related to distribution record dates for each day in the period from June 1, 2011 through June 30, 2011.
Distributions Declared
On July 8, 2011, our board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which we expect to pay in September 2011. On August 10, 2011, our board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which we expect to pay in October 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financings Subsequent to June 30, 2011
Extension and Modification of the Millennium I Building Revolving Loan
On July 7, 2011, we, through an indirect wholly owned subsidiary, entered into a loan extension and modification agreement allowing us to draw up to $40.0 million under our mortgage loan secured by Millennium I Building (the "Millennium I Building Revolving Loan"), subject to certain terms and restrictions, with an option to increase borrowings to $95.0 million with the addition of other secured real estate (the "Accordion Option"). Prior to the modification, we had drawn the full $29.5 million then available under the loan. The loan matures on July 1, 2015, subject to a one-year extension option. The Millennium I Building Revolving Loan bears interest at a floating rate equal to 225 basis points over one-month LIBOR and would bear interest at a floating rate equal to 210 basis points over one-month LIBOR if the Accordion Option is exercised on or before November 1, 2011.
Extension and Modification of the Small Portfolio Mortgage Loan Facility
On February 5, 2009, we, through indirect wholly-owned subsidiaries, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by North Creek Parkway Center, City Gate Plaza, the University Park Buildings and Meridian Tower for an amount of up to $54.0 million (the “Small Portfolio Mortgage Loan Facility”). On July 8, 2011, we, through indirect wholly-owned subsidiaries, entered into a loan extension and modification agreement to increase the amount available under the credit facility to $60.0 million. The Small Portfolio Mortgage Loan Facility, as amended, bears interest at a floating rate equal to 210 basis points over one-month LIBOR, however, if we do not exercise the Accordion Option available under the Millennium I Building Revolving Loan (discussed above) by November 1, 2011, then interest would be calculated at a floating rate equal to 225 basis points over one-month LIBOR. The Small Portfolio Mortgage Loan Facility, as amended, matures on July 1, 2015, subject to a one-year extension option.
National Industrial Portfolio Mortgage and Mezzanine Loans
On August 9, 2011, we, through the National Industrial Portfolio joint venture, amended the National Industrial Portfolio mortgage and mezzanine loans. The amendment extended the maturity date of the loans to December 30, 2011 and we may, at our option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. Additionally, the amendment states that the National Industrial Portfolio joint venture may not make any distributions to us unless such distributions are used to pay amounts owed to the lenders under the loans.
Investment in Unconsolidated Joint Venture
On July 8, 2009, we released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture (the "HSC Partners Joint Venture") that indirectly owns the properties that had served as collateral for the loans. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to its operating agreement to convert another lender's $30.0 million of outstanding mezzanine debt to preferred membership interest. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. Accordingly, we do not expect to receive future income from our investment in the HSC Partners Joint Venture until the outstanding mortgage and mezzanine lenders are paid in full.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our investment in mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2011, the fair value and book value of our fixed rate real estate loans receivable were $92.7 million and $85.3 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At June 30, 2011, the fair value of our fixed rate debt was $540.9 million and the carrying value of our fixed rate debt was $533.1 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $718.3 million of our $883.0 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $164.7 million of our variable rate debt. Based on interest rates as of June 30, 2011, if interest rates were 100 basis points higher during the 12 months ending June 30, 2012, interest expense on our variable rate debt outstanding would increase by approximately $6.1 million and if interest rates were 100 basis points lower during the 12 months ending June 30, 2012, interest expense on our variable rate debt outstanding would decrease by $1.5 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at June 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $514.5 million of variable rate loans receivable. Based on interest rates as of June 30, 2011, if interest rates were 100 basis points higher during the 12 months ending June 30, 2012, interest income would be increased by approximately $5.1 million, and if interest rates were 100 basis points lower during the 12 months ending June 30, 2012, interest income would be decreased by approximately $1.0 million.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at June 30, 2011 were 3.9% and 3.1%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at June 30, 2011, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2011 were 5.6% and 2.9%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2011 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of June 30, 2011, where applicable.
For developments related to our loans receivable and notes payable, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 4.Controls and Procedures
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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

The only redemptions we made under the share redemption program during the six months ended June 30, 2011 were those that qualified as, and met the requirements for, special redemptions under the share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the six months ended June 30, 2011, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program. On December 10, 2010, we announced that based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” and “determination of incompetence,” we do not currently expect to have funds available for redemption under the share redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the repurchase agreements we would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” The repurchase agreements will terminate on the earliest to occur of (i) April 28, 2013 (ii) the date that the repurchase agreements convert into a mezzanine loan (which would likely contain substantially similar terms as the repurchase agreements, including with respect to the share redemption program restrictions); (iii) the date that all obligations under the repurchase agreements are fully paid or (iv) upon an event causing the repurchase agreements to otherwise terminate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments and Contingencies” above.

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

During the six months ended June 30, 2011, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	62,143	$7.32	(2)	(3)
February 2011	66,590	$7.32	(2)	(3)
March 2011	77,692	$7.32	(2)	(3)
April 2011	34,869	$7.32	(2)	(3)
May 2011	88,229	$7.32	(2)	(3)
June 2011	63,150	$7.32	(2)	(3)
Total	392,673
_______________________________
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
Item 3.Defaults upon Senior Securities
None.
Item 4.(Removed and Reserved)

Item 5.Other Information
As of the quarter ended June 30, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.
National Industrial Portfolio Mortgage and Mezzanine Loans
In August 2007, we entered a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”) to acquire a portfolio of industrial properties (the “National Industrial Portfolio”).  The joint venture, which we refer to as the National Industrial Portfolio joint venture, currently owns 23 industrial properties and holds a master lease with respect to another industrial property.  We have an 80% membership interest in the joint venture and consolidate the joint venture in our financial statements.  As of June 30, 2011, there are $443.3 million of outstanding mortgage and mezzanine loans secured by the National Industrial Portfolio joint venture.
The National Industrial Portfolio joint venture is currently financed with a mortgage loan in the amount of $300.0 million (the “Mortgage Loan”) held by affiliates of Oaktree Capital Management, L.P. (“Oaktree”) and secured by a first priority lien on the National Industrial Portfolio properties. There are five outstanding mezzanine loans on the National Industrial Portfolio totaling $143.3 million (the “Mezzanine Loans”) held by affiliates of Oaktree. The Mezzanine Loans are secured by a pledge of 100% of the ownership interests in wholly owned subsidiaries of the National Industrial Portfolio joint venture that directly or indirectly own the National Industrial Portfolio properties.

PART II. OTHER INFORMATION (CONTINUED)
Item 5.    Other Information (continued)

On August 9, 2011, we, through the National Industrial Portfolio joint venture, amended the National Industrial Portfolio Mortgage Loan and Mezzanine Loans. The amendment extended the maturity date of the loans to December 30, 2011 and we may, at our option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. Additionally, the amendment states that the National Industrial Portfolio joint venture may not make any distributions to us unless such distributions are used to pay amounts owed to the lenders under the loans. Under the Mortgage Loan agreement, all of the properties in the National Industrial Portfolio create a single collateral pool. The individual deeds of trust and mortgages on the properties securing the loan are cross-defaulted and this in effect creates a cross-collateralization of the properties. In the aggregate, the weighted-average interest rate of the Mortgage Loan and Mezzanine Loans is 125 basis points over one-month LIBOR.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.Exhibits

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

10.1
Omnibus Extension of Loan Agreements (related to the extension of the GKK Mortgage Loan, GKK Senior Mezzanine Loan and GKK Junior Mezzanine Loan), by and among Goldman Sachs Mortgage Company, Citicorp North America, Inc., SL Green Realty Corp., KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC, KBS Debt Holdings, LLC, Gramercy Capital Corp., certain subsidiaries of Gramercy Capital Corp. and GKK Stars Junior Mezz I, LLC, dated as of April 15, 2011

10.2	Amendment #2 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of April 22, 2011

10.3	Amendment #2 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of April 22, 2011

10.4	Amendment #3 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of April 25, 2011

10.5	Amendment #3 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of April 25, 2011

10.6	Amendment #4 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of April 26, 2011

10.7	Amendment #4 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of April 26, 2011

10.8	Amendment #5 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of April 27, 2011

10.9	Amendment #5 to Extension Agreement (related to the Master Repurchase Agreement), between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of April 27, 2011

10.10	Amended and Restated Master Repurchase Agreement, between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of April 28, 2011

10.11	Amended and Restated Master Repurchase Agreement, between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of April 28, 2011

10.12	Amended and Restated Parent Guaranty and Indemnity (related to the Amended and Restated Master Repurchase Agreement), between the Company and Goldman Sachs Mortgage Company, dated as of April 28, 2011

10.13
Amended and Restated Parent Guaranty and Indemnity (related to the Amended and Restated Master Repurchase Agreement), between the Company and Citigroup Financial Products Inc., dated as of April 28, 2011

10.14	Contribution Agreement (related to the GKK Mezzanine Loan), between KBS Debt Holdings, LLC and KBS Debt Holdings Mezz Holder, LLC, dated as of April 28, 2011

10.15
Guarantor Pledge and Security Agreement (related to the Amended and Restated Master Repurchase Agreement), between KBS Debt Holdings Mezz Holder, LLC and Goldman Sachs Mortgage Company, dated as of April 28, 2011

PART II. OTHER INFORMATION (CONTINUED)
Item 6.    Exhibits (continued)

10.16
Guarantor Pledge and Security Agreement (related to the Amended and Restated Master Repurchase Agreement), between KBS Debt Holdings Mezz Holder, LLC and Citigroup Financial Products Inc., dated as of April 28, 2011

10.17
Omnibus Guaranty and Indemnity (related to the Amended and Restated Master Repurchase Agreement), by and among KBS Debt Holdings Mezz Holder, LLC, KBS Debt Holdings, LLC and various subsidiaries of the Company, for the benefit of Goldman Sachs Mortgage Company, dated as of April 28, 2011

10.18
Omnibus Guaranty and Indemnity (related to the Amended and Restated Master Repurchase Agreement), by and among KBS Debt Holdings Mezz Holder, LLC, KBS Debt Holdings, LLC and various subsidiaries of the Company, for the benefit of Citigroup Financial Products Inc., dated as of April 28, 2011

10.19
Omnibus Extension of Loan Agreements (related to the extension of the GKK Mortgage Loan, GKK Senior Mezzanine Loan and GKK Junior Mezzanine Loan), by and among Goldman Sachs Mortgage Company, Citicorp North America, Inc., SL Green Realty Corp., KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC, KBS Debt Holdings, LLC, Gramercy Capital Corp., certain subsidiaries of Gramercy Capital Corp. and GKK Stars Junior Mezz I, LLC, dated as of April 29, 2011

10.20
First Amendment to Co-Lender Agreement (related to the GKK Mortgage Loan), by and among Goldman Sachs Mortgage Company, Citicorp North America, Inc., KBS GKK Participation Holdings I, LLC and Archon Group, L.P., dated as of May 9, 2011

10.21
Assignment and Assumption Agreement (related to the GKK Mortgage Loan and GKK Junior Mezzanine Loan), by and among SLG Stars Mortgage Loan LLC, SLG Stars Mezz Loan LLC and KBS GKK Participation Holdings I, LLC, dated as of May 10, 2011

10.22	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, between Goldman Sachs Mortgage Company and KBS GKK Participation Holdings I, LLC, dated as of May 10, 2011

10.23	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, between Citigroup Financial Products Inc. and KBS GKK Participation Holdings II, LLC, dated as of May 10, 2011

10.24
Guaranty Supplement for the Benefit of Goldman Sachs Mortgage Company (related to Amendment No. 1 to the Amended and Restated Master Repurchase Agreement), by KBS Acquisition Holdings, LLC and KBS Acquisition Sub, LLC, dated May 10, 2011

10.25
Guaranty Supplement for the Benefit of Citigroup Financial Products Inc. (related to Amendment No. 1 to the Amended and Restated Master Repurchase Agreement), by KBS Acquisition Holdings, LLC and KBS Acquisition Sub, LLC, dated May 10, 2011

10.26
Joinder Agreement (related to Amendment No. 1 to the Amended and Restated Master Repurchase Agreement), by and among KBS Acquisition Holdings, LLC, KBS Acquisition Sub, LLC and Goldman Sachs Mortgage Company, dated May 10, 2011

10.27
Joinder Agreement (related to Amendment No. 1 to the Amended and Restated Master Repurchase Agreement), by and among KBS Acquisition Holdings, LLC, KBS Acquisition Sub, LLC and Citigroup Financial Products Inc., dated May 10, 2011

10.28	Contribution Agreement (related to the GKK Mortgage Loan and GKK Junior Mezzanine Loan), by and between KBS GKK Participation Holdings I, LLC and KBS Acquisition Holdings, LLC, dated May 10, 2011

10.29	Contribution Agreement (related to the GKK Mortgage Loan and GKK Junior Mezzanine Loan), by and between KBS Acquisition Holdings, LLC and KBS Acquisition Sub, LLC, dated May 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (vi) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: August 11, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: August 11, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer