Form 10-Q
period 2011-09-30
KBS Real Estate Investment Trust, Inc.
filed 2011-11-14
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2011, there were 189,849,335 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate held for investment:
Land (including from VIE of $50,598 and $50,598, respectively)	$654,871	$218,245
Buildings and improvements (including from VIE of $269,564 and $265,585, respectively)	2,449,922	1,266,230
Tenant origination and absorption costs (including from VIE of $3,328 and $3,602, respectively)	309,545	71,931
Total real estate held for investment, at cost and net of impairment charges	3,414,338	1,556,406
Less accumulated depreciation and amortization (including from VIE of $17,228 and $10,497, respectively)	(168,965)	(155,294)
Total real estate held for investment, net	3,245,373	1,401,112
Real estate held for sale, net	19,015	189,465
Foreclosed real estate held for sale	28,848	49,110
Total real estate, net	3,293,236	1,639,687
Real estate loans receivable, net	92,803	546,236
Real estate securities	18,680	18,275
Total real estate and real estate-related investments, net	3,404,719	2,204,198
Cash and cash equivalents (including from VIE of $4,746 and $3,909, respectively)	124,056	151,908
Restricted cash (including from VIE of $4,431 and $5,855, respectively)	131,276	7,082
Pledged government securities	93,332	—
Rents and other receivables, net (including from VIE of $4,711 and $3,387, respectively)	52,591	27,579
Above-market leases, net (including from VIE of $299 and $536, respectively)	45,267	5,555
Assets related to real estate held for sale	1,646	6,756
Deferred financing costs, prepaid expenses and other assets (including from VIE of $10,669 and $10,599, respectively)	56,248	30,312
Total assets	$3,909,135	$2,433,390
Liabilities and equity
Notes payable and repurchase agreements:
Notes payable (including from VIE of $443,593 and $439,493, respectively)	$2,555,932	$1,082,101
Repurchase agreements	187,385	277,614
Notes payable related to real estate held for sale	14,700	119,300
Total notes payable and repurchase agreements	2,758,017	1,479,015
Accounts payable and accrued liabilities (including from VIE of $2,313 and $2,502, respectively)	78,238	19,164
Due to affiliates	6,999	6,995
Distributions payable	8,166	8,254
Below-market leases, net (including from VIE of $176 and $554, respectively)	152,258	16,184
Liabilities related to real estate held for sale	—	1,544
Other liabilities (including from VIE of $1,084 and $2,705, respectively)	118,860	17,350
Total liabilities	3,122,538	1,548,506
Commitments and contingencies (Note 18)
Redeemable common stock	74,332	45,382
Equity
KBS Real Estate Investment Trust, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,390,217 and 185,320,095 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,894	1,853
Additional paid-in capital	1,600,786	1,600,848
Cumulative distributions and net losses	(862,594)	(731,918)
Accumulated other comprehensive loss	(4,611)	(8,945)
Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	735,475	861,838
Noncontrolling interest	(23,210)	(22,336)
Total equity	712,265	839,502
Total liabilities and equity	$3,909,135	$2,433,390
The abbreviation VIE above means variable interest entity.
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$51,437	$36,255	$122,820	$114,120
Tenant reimbursements	15,062	7,304	29,600	21,861
Interest income from real estate loans receivable	2,032	10,848	12,318	33,474
Interest income from real estate securities	702	781	2,163	2,328
Parking revenues and other operating income	730	719	1,738	2,152
Total revenues	69,963	55,907	168,639	173,935
Expenses:
Operating, maintenance, and management	21,294	11,201	44,695	32,304
Real estate taxes, property-related taxes, and insurance	8,845	6,597	22,199	19,854
Asset management fees to affiliate	4,245	4,439	12,671	13,665
General and administrative expenses	16,097	2,207	21,841	6,640
Depreciation and amortization	23,442	17,072	55,328	55,300
Interest expense	20,818	12,968	49,516	38,669
Impairment charge on real estate held for investment	12,360	—	12,360	123,453
Provision for loan losses	(26)	57	(3,846)	3,691
Total expenses	107,075	54,541	214,764	293,576
Other income
Gain on sales of foreclosed real estate held for sale	58	296	134	1,836
Income from unconsolidated joint venture	795	1,960	5,029	5,808
Other interest income	23	62	140	115
Total other income	876	2,318	5,303	7,759
Income (loss) from continuing operations	(36,236)	3,684	(40,822)	(111,882)
Discontinued operations:
Gain on sales of real estate, net	5,911	—	5,911	2,067
Income (loss) from discontinued operations	1,835	449	1,901	(1,887)
Impairment charges on discontinued operations	(1,033)	—	(23,847)	—
Total income (loss) from discontinued operations	6,713	449	(16,035)	180
Net income (loss)	(29,523)	4,133	(56,857)	(111,702)
Net (income) loss attributable to noncontrolling interest	(100)	(350)	(204)	24,197
Net income (loss) attributable to common stockholders	$(29,623)	$3,783	$(57,061)	$(87,505)
Basic and diluted loss per common share:
Continuing operations	(0.20)	0.01	(0.21)	(0.48)
Discontinued operations	0.04	0.01	(0.09)	—
Net income (loss) per common share	$(0.16)	$0.02	$(0.30)	$(0.48)
Weighted-average number of common shares outstanding, basic and diluted	188,821,869	183,112,343	187,461,243	181,708,796
Distributions declared per common share	$0.132	$0.132	$0.393	$0.393
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Losses)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2009	179,431,593	$1,794	$1,548,512	$(545,805)	$(16,668)	$987,833	$4,787	$992,620
Comprehensive loss:
Net loss	—	—	—	(90,352)	—	(90,352)	(24,027)	(114,379)
Unrealized change in market value on real estate securities	—	—	—	—	6,145	6,145	—	6,145
Unrealized gains (losses) on derivative instruments	—	—	—	—	1,578	1,578	(29)	1,549
Total comprehensive loss						(82,629)	(24,056)	(106,685)
Noncontrolling interest contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,225)	(3,225)
Issuance of common stock	6,480,377	65	46,475	—	—	46,540	—	46,540
Redemptions of common stock	(591,875)	(6)	(4,241)	—	—	(4,247)	—	(4,247)
Transfers to redeemable common stock	—	—	11,359	—	—	11,359	—	11,359
Distributions declared	—	—	—	(95,761)	—	(95,761)	—	(95,761)
Commissions on stock issuances to affiliate	—	—	(1,160)	—	—	(1,160)	—	(1,160)
Other offering costs	—	—	(97)	—	—	(97)	—	(97)
Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Comprehensive loss:
Net loss	—	—	—	(57,061)	—	(57,061)	204	(56,857)
Unrealized change in market value on real estate securities	—	—	—	—	1,090	1,090	—	1,090
Unrealized gains on derivative instruments	—	—	—	—	3,244	3,244	90	3,334
Total comprehensive loss						(52,727)	294	(52,433)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,168)	(1,168)
Issuance of common stock	4,772,826	48	34,889	—	—	34,937	—	34,937
Redemptions of common stock	(702,704)	(7)	(5,137)	—	—	(5,144)	—	(5,144)
Transfers to redeemable common stock	—	—	(28,950)	—	—	(28,950)	—	(28,950)
Distributions declared	—	—	—	(73,615)	—	(73,615)	—	(73,615)
Commissions on stock issuances to affiliate	—	—	(843)	—	—	(843)	—	(843)
Other offering costs	—	—	(21)	—	—	(21)	—	(21)
Balance, September 30, 2011	189,390,217	$1,894	$1,600,786	$(862,594)	$(4,611)	$735,475	$(23,210)	$712,265
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(56,857)	$(111,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	55,328	55,300
Discontinued operations	4,246	6,644
Income from unconsolidated joint venture	(5,029)	(5,808)
Distribution of earnings from unconsolidated joint venture	5,029	5,808
Impairment charges on real estate - continuing operations	12,360	123,453
Impairment charges on real estate - discontinued operations	23,847	—
Amortization of investment in master lease	327	538
Noncash interest income on real estate-related investments	(914)	(2,599)
Change in provision for loan losses	(3,654)	3,691
Deferred rent	(4,703)	(5,993)
Bad debt expense	1,866	518
Amortization of deferred financing costs	5,963	1,863
Amortization of above- and below-market leases, net	(4,835)	(2,293)
Amortization of cost of derivative instruments	473	50
Gain on sales of foreclosed real estate held for sale	(134)	(1,836)
Gain on sales of real estate, net	(5,911)	(2,067)
Other amortization	—	718
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(2,988)	1,188
Rents and other receivables	(588)	(4,126)
Prepaid expenses and other assets	(8,376)	(7,753)
Accounts payable and accrued liabilities	18,104	(593)
Due to affiliates	4	505
Other liabilities	9,272	(13,891)
Net cash provided by operating activities	42,830	41,615
Cash Flows from Investing Activities:
Additions to real estate	(19,727)	(13,242)
Proceeds from sales of real estate, net	156,067	40,556
Proceeds from sales of foreclosed real estate held for sale	20,396	28,458
Investments in real estate loans receivable	(41,159)	—
Principal repayments on real estate loans receivable	360	69,919
Extension fees related to real estate loans receivable	83	3,524
Advances on real estate loans receivable	—	(4,106)
Cash received from the Transfer of the GKK Properties	32,050	—
Net change in restricted cash for capital expenditures	2,900	(2,171)
Net cash provided by investing activities	150,970	122,938
Cash Flows from Financing Activities:
Proceeds from notes payable and repurchase agreements	82,339	2,014
Principal payments on notes payable	(122,968)	(39,210)
Principal payments on repurchase agreements	(124,668)	(9,155)
Purchase of derivative instruments	—	(179)
Payments of deferred financing costs	(10,413)	(1,074)
Payments to redeem common stock	(5,144)	(3,563)
Payments of commissions on stock issuances	(843)	(870)
Payments of other offering costs	(21)	(32)
Distributions paid to common stockholders	(38,766)	(36,549)
Noncontrolling interest contributions	—	158
Distributions paid to noncontrolling interest	(1,168)	(2,711)
Net cash used in financing activities	(221,652)	(91,171)
Net (decrease) increase in cash and cash equivalents	(27,852)	73,382
Cash and cash equivalents, beginning of period	151,908	55,429
Cash and cash equivalents, end of period	$124,056	$128,811
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2011, the Company owned 54 real estate properties (including one office property that is held for sale and excluding the GKK Properties defined below), one master lease, nine real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of September 30, 2011, the Company owned a 10-story condominium building with 62 units acquired through foreclosure, of which four condominium units, two retail spaces and parking spaces have not been sold and are held for sale.
In addition, on September 1, 2011 (the “Effective Date”), the Company, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Capital Corp. (“Gramercy”) that indirectly owns the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by wholly owned subsidiaries of Gramercy to KBS. The Settlement Agreement contemplates the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly own or, with respect to a limited number of properties, hold a leasehold interest in, approximately 815 properties (the “GKK Properties”), including approximately 524 bank branch properties and approximately 291 office buildings, operations centers and other properties, as well as a 99% interest in a joint venture that owns approximately 52 bank branch properties occupied primarily by Citizens Bank (the “Citizens Bank Joint Venture”). For more information, see Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.” Pursuant to the Settlement Agreement, as of September 30, 2011, KBS had indirectly taken title to or, with respect to a limited number of GKK Properties, had indirectly taken a leasehold interest in, 317 of the GKK Properties and will take title to or, with respect to a limited number of GKK Properties, will take a leasehold interest in, an additional 498 of the GKK Properties no later than December 15, 2011.
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2012. The Advisory Agreement may be renewed for an unlimited number of one‑year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. As of September 30, 2011, the Company had sold 25,013,478 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $211.0 million. Also as of September 30, 2011, the Company had redeemed 6,752,755 of the shares sold in the Offering for $60.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
The Company evaluates the need to consolidate joint ventures and consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. In addition, because the Settlement Agreement provides that KBS must accept the Transfer of all of the remaining Equity Interests that have not been transferred as of December 15, 2011, with the only requirement being the passage of time, and because for accounting purposes (although not for legal purposes), the Company is deemed to control the decisions that affect the economic outcome of all of the Equity Interests and all of the GKK Properties as of the Effective Date, the Company has consolidated all of the assets and liabilities and operations subject to the Settlement Agreement beginning September 1, 2011.
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage is unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. In addition, the Company disposed of two and nine properties during the year ended December 31, 2010 and nine months ended September 30, 2011, respectively, and classified one property as held for sale as of September 30, 2011 and December 31, 2010. As a result, certain adjustments were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less costs to sell. Additionally, the Company records the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

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
Pledged Government Securities
In connection with the Settlement Agreement, the Company will receive a portfolio of treasury securities that is pledged to provide a portion of the principal and interest payments for mortgage debt collateralized by certain GKK Properties. Since the Company does not intend to sell the securities, the securities are classified as held to maturity and are presented on an amortized cost basis and not at fair value.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2011 and 2010, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day during the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the periods from January 1, 2011 through September 30, 2011 and January 1, 2010 through September 30, 2010 was a record date for distributions.
Industry Segments
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received or to be received under the Settlement Agreement. For financial data by segment, see Note 17, “Segment Information.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

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
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 updated accounting guidance to clarify certain determining factors, such as when a concession has been granted and when a debtor is experiencing financial difficulties, in evaluating whether or not a debt restructuring is deemed to be a “Troubled Debt Restructuring.” The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The Company adopted ASU No. 2011-02 during the quarter ended September 30, 2011, and such adoption did not have a material impact on the Company’s consolidated financial statements. The adoption of ASU No. 2011-02 could result in an increase of future debt restructurings, if any, recorded as “Troubled Debt Restructurings,” which could have a material impact to the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20 to the first interim or annual period beginning on or after June 15, 2011. The Company adopted ASU No. 2010-20 during the quarter ended September 30, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 requires additional disclosures, but does not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

3.	COLLATERAL TRANSFER AND SETTLEMENT AGREEMENT RELATED TO THE GKK MEZZANINE LOAN
Background
On August 22, 2008, the Company, through an indirect wholly owned subsidiary, acquired a senior mezzanine loan with a face amount of $500.0 million for $496.0 million plus closing costs (the “GKK Mezzanine Loan”). The GKK Mezzanine Loan was used to finance a portion of Gramercy’s acquisition of American Financial Realty Trust (“AFR”) and its real estate portfolio that closed on April 1, 2008. Also in connection with its acquisition of AFR, Gramercy, through wholly owned subsidiaries, secured senior mortgage financing (the “Goldman/Citi Mortgage Loan”) and junior mezzanine financing (the “Junior Mezzanine Loan”) from Goldman Sachs Mortgage Company (“Goldman”), Citicorp North America, Inc. (“Citi”) and SL Green Realty Corp. Commencing on March 11, 2011, the Company, through indirect wholly owned subsidiaries, entered into a series of extension agreements to extend the maturity date of the GKK Mezzanine Loan to May 6, 2011. The extension agreements related to the GKK Mezzanine Loan also extended the maturity dates of the Goldman/Citi Mortgage Loan and the Junior Mezzanine Loan to May 6, 2011. On May 6, 2011, the Goldman/Citi Mortgage Loan, the GKK Mezzanine Loan and the Junior Mezzanine Loan (collectively, the “GKK Loans”) matured and all amounts outstanding under these loans became due and payable by the wholly owned subsidiaries of Gramercy that were the borrowers under the respective loan agreements (collectively, the “GKK Borrower”). As such, as of May 6, 2011, the GKK Loans were in default.
On September 1, 2011, the Company, through KBS, entered into (a) the Settlement Agreement with, among other parties, GKK Stars, and (b) an Acknowledgment and Consent Agreement with, among other parties, Goldman and Citi, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed to KBS by the GKK Borrower. Pursuant to the Settlement Agreement, on September 1, 2011, KBS indirectly took title to or, with respect to a limited number of GKK Properties, took a leasehold interest in, 317 of the GKK Properties and will take title to or, with respect to a limited number of GKK Properties, will take a leasehold interest in, an additional 498 of the GKK Properties no later than December 15, 2011. The transfers of the Equity Interests in the owners of, or in the holders of leasehold interests in, the GKK Properties are referred to herein as the “Transfers.”
Repurchase Agreements
The GKK Mezzanine Loan is security for two repurchase agreements held by the Company: one with Goldman and one with Citigroup Financial Products Inc. (“Citigroup” and, together with Goldman, the “GKK Lenders”). On April 28, 2011, the Company’s subsidiaries that are the borrowers under the repurchase agreements (individually and collectively, “KBS GKK”) and the GKK Lenders amended and restated the repurchase agreements, which agreements were further amended on May 10, 2011 and on September 1, 2011 (the “Amended Repurchase Agreements”). The purposes of the Amended Repurchase Agreements were, among others, to (i) extend the maturity dates of the existing repurchase agreements between KBS GKK, and Goldman and Citigroup, respectively, dated August 22, 2008, as amended, (ii) provide for additional security for the GKK Lenders under the Amended Repurchase Agreements, and (iii) set certain conditions that, on the date met (the “Conversion Date”), would automatically convert the Amended Repurchase Agreements into a mezzanine loan.
The Amended Repurchase Agreements will terminate on the earliest to occur of (i) April 28, 2013, (ii) the Conversion Date, (iii) the full payment of all obligations under the Amended Repurchase Agreements, or (iv) upon an event causing the Amended Repurchase Agreements to otherwise terminate.
As part of the closing of the Amended Repurchase Agreements, the Company paid $120 million in the aggregate to the GKK Lenders, of which approximately $115 million was used for the reduction of the principal balance under the Amended Repurchase Agreements (the “Principal Payment”), with the remaining $5 million used for accrued interest, and costs and expenses incurred by the GKK Lenders in connection with the closing of the Amended Repurchase Agreements. On May 10, 2011, the GKK Lenders advanced an additional $34.4 million under the Amended Repurchase Agreements to fund the Company’s acquisition, through KBS GKK, of a subordinated portion of the Goldman/Citi Mortgage Loan (the “GKK Subordinated Mortgage Loan”). Additionally, in connection with the acquisition of the GKK Subordinated Mortgage Loan, on May 10, 2011, the GKK Lenders advanced an additional $8.5 million under the Amended Repurchase Agreements to fund the Company’s acquisition, through KBS GKK, of a subordinated portion of the Junior Mezzanine Loan (the “GKK Junior Mezzanine Tranche”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

As of September 30, 2011, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $180.7 million. The Amended Repurchase Agreements are secured by participation interests in the GKK Mezzanine Loan, the GKK Subordinated Mortgage Loan, the GKK Junior Mezzanine Tranche and the Equity Interests.
The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, the Company, through KBS GKK, was and is required to make certain mandatory payments to the GKK Lenders as follows:

(i)	on October 15, 2011, the Company made an amortization payment of $35 million;

(ii)
every three months from October 15, 2011 through April 2013, amortization payments of approximately $24.3 million, which payments may be decreased by KBS GKK making any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
on October 15, 2011, the Company made payments relating to the acquisition of the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche in the amount of $1.6 million, and the Company must make payments in the amount of $1.1 million every three months thereafter through April 2013;

(iv)	all proceeds received by KBS GKK related to the GKK Mezzanine Loan; and

(v)
75% to 100% of excess cash flows or net cash proceeds from: (a) the foreclosure or sale of the GKK Properties; (b) the sale of certain real estate-related debt investments owned by the Company; (c) the sale of substantially all other properties owned by the Company, in excess of $75 million in the aggregate in any calendar year; and (d) certain indebtedness incurred or equity issued (excluding proceeds from the Company’s dividend reinvestment plan), by the Company.

KBS GKK may voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties.
In the event of: (i) a default under the Amended Repurchase Agreements; or (ii) bankruptcy or an act of insolvency with respect to the borrowers under the Goldman/Citi Mortgage Loan, the GKK Borrower or the borrowers under the Junior Mezzanine Loan, provided that such borrowers are then affiliates of the Company, the GKK Lenders shall have all voting and consent rights with respect to the GKK Mezzanine Loan.
The Amended Repurchase Agreements require KBS GKK and its subsidiaries, and the Company and certain of its subsidiaries that indirectly own most of the Company’s assets (collectively, the “Guarantors”), to meet certain financial and other covenants, which include, among other covenants, the requirements (i) for the Guarantors to maintain minimum liquidity of $9.0 million for the four month period beginning in May 2011, and $19.0 million thereafter and (ii) for KBS GKK to use its best efforts to comply with certain foreclosure procedures in connection with the exercise of remedies under the GKK Mezzanine Loan. The Guarantors have guaranteed, and other subsidiaries of the Company as may be added in the future will guarantee, all amounts owed by KBS GKK to the GKK Lenders under the Amended Repurchase Agreements. The Company also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements it would not create or incur additional liens or indebtedness on its assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, the Company also agreed (i) except for distributions to stockholders necessary to maintain the Company’s REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in the Company pursuant to the dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

In connection with its execution of the Settlement Agreement (discussed below), KBS GKK agreed that a default by KBS on any of the five loans specified in the Amended Repurchase Agreements (a “Mortgage Default”), including the Goldman/Citi Mortgage Loan, may, in certain circumstances, constitute a default under the Amended Repurchase Agreements. Under certain conditions, a Mortgage Default would not trigger a default under the Amended Repurchase Agreements if KBS were to transfer the Equity Interests in the owner of the property subject to the Mortgage Default to the GKK Lenders.
Settlement Agreement
On the Effective Date, the Company, through KBS, entered into (a) the Settlement Agreement with, among other parties, GKK Stars, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS, and (b) an Acknowledgment and Consent Agreement with, among other parties, Goldman and Citi.
Under the Settlement Agreement, GKK Stars agreed to cause the Transfers to KBS of the Equity Interests in the indirect owners of, or, with respect to a limited number of GKK Properties, the holders of a leasehold interest in, the GKK Properties, with Transfers to commence on the Effective Date. The Settlement Agreement contemplates the transfer of Equity Interests in entities that own or hold leasehold interests in approximately 815 GKK Properties, including approximately 524 bank branch properties and approximately 291 office buildings, operations centers and other properties, as well as a 99% interest in the Citizens Bank Joint Venture. The Company’s calculated fair values of the underlying GKK Properties and related current assets and liabilities is approximately $1.9 billion and supports the approximately $1.9 billion total of the combined outstanding mortgage loan balance encumbering the GKK Properties (including the GKK Subordinated Mortgage Loan) plus the Company’s carrying value of the GKK Mezzanine Loan and GKK Junior Mezzanine Tranche prior to the Company’s entry into the Settlement Agreement. As a result, no gain or loss was recorded upon the signing of the Settlement Agreement and the consolidation of the underlying GKK Properties and related assets and liabilities. The fair value of the individual GKK Properties was determined using either a direct capitalization approach (generally for stabilized properties with long-term leases) or a discounted cash flow analysis. The GKK Properties that are or will be wholly owned by indirect wholly owned subsidiaries of the Company have a total of approximately 20.7 million rentable square feet and are located in 36 different states.
Below is a summary of the GKK Properties:

Property Type	Number of Properties	Number of States (1)	Rentable Square Feet	Average Remaining Lease Term in Years	Occupancy
Branch properties	524	28	3,397,659	6.6	89%
Office buildings/ Operations centers	288	36	17,275,203	9.4	83%
Land & parking	3	3	4,587	8.0	N/A
	815		20,677,449	9.2	84%
_____________________
(1) The GKK Properties are located in 36 different states throughout the United States.
On the Effective Date, KBS received Equity Interests in the holders of an interest in 317 of the GKK Properties. Following the Effective Date, KBS will have the right to receive the remaining Equity Interests at the times and in the order of its choosing, pursuant to terms contained in the Settlement Agreement relating to specific Mortgage Pools (defined below). However, if all remaining Equity Interests have not been transferred to KBS by December 15, 2011, it must accept the transfer of all of the Equity Interests in AFR, resulting in the Transfer of the Equity Interests in the owners of any and all of the 498 GKK Properties not yet transferred as well as the interest in the Citizens Bank Joint Venture. With respect to the Transfers, the GKK Borrower has agreed to cooperate with KBS and not to interfere with certain actions taken or to be taken by KBS to effect such Transfers including, among others, KBS’s negotiations with the third-party lenders of the Mortgage Pools to obtain any consents necessary to effectuate the Transfers and the assumption of the Mortgage Pools. As KBS receives each Transfer, the outstanding indebtedness under the GKK Mezzanine Loan will be reduced by agreed upon amounts. The Equity Interests transferred to KBS immediately become additional security for the Amended Repurchase Agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Because the Settlement Agreement provides that KBS must accept the Transfer of all of the remaining Equity Interests that have not been transferred as of December 15, 2011, with the only requirement being the passage of time, and because for accounting purposes (although not for legal purposes), the Company is deemed to control the decisions that affect the economic outcome of all of the Equity Interests and all of the GKK Properties as of the Effective Date, the Company has consolidated in its financial statements as of the Effective Date all assets and liabilities assumed or to be assumed by the Company in connection with the Transfers of the Equity Interests and the GKK Properties to be wholly owned, owned through the Citizens Bank Joint Venture, or held through leasehold interests, including the related assumption of the Mortgage Pools and other liabilities related to the GKK Properties to be transferred. Additionally, the outstanding indebtedness under the GKK Mezzanine Loan has been eliminated in consolidation in the Company’s consolidated financial statements.
As of the Effective Date, GKK Stars had agreed to provide: standard asset management services relating to the GKK Properties transferred or to be transferred pursuant to the Settlement Agreement (the “Services”) through December 31, 2013, which Services may be terminated by either GKK Stars or KBS at any time on 90 days prior written notice, subject to certain additional termination rights and restrictions; and to provide the Company with financial information for the GKK Properties for fiscal year 2011.  As compensation for the Services, KBS agreed to pay to GKK Stars: (i) an annual fee of $10 million (prorated for incomplete years) plus all property-related expenses incurred by GKK Stars, (ii) subject to certain terms and conditions in the Settlement Agreement, participation interests in the amounts by which the net sales proceeds from the sale of the GKK Properties plus the remaining net value of KBS’ remaining assets exceed certain threshold amounts, and (iii) subject to certain conditions in the Settlement Agreement, a minimum of $3.5 million.  Accordingly, the Company has recorded a contingent liability of $12.0 million based on the expected consideration to be paid as a result of GKK Stars’ participation interests.  GKK Stars and KBS have agreed to negotiate a separate management services agreement to further outline the terms and conditions under which GKK Stars or one of its affiliates would continue to provide the Services for KBS.  The terms of such an agreement have not yet been finalized; however, and there can be no assurance that GKK Stars or one of its affiliates and KBS will ever consummate such an agreement.  In the event KBS and GKK Stars or one of its affiliates are unable to consummate such an agreement by March 31, 2012, the terms for the provision of the Services under the Settlement Agreement shall automatically terminate on June 30, 2012, though, in certain circumstances, GKK Stars will retain its right to the participation interests and minimum threshold described above.
Prior to the Transfers, the GKK Borrower agreed to refrain from entering into certain agreements relating to the Gramercy real estate portfolio, incurring debt except as permitted in the loan agreement relating to the GKK Mezzanine Loan, making certain transfers of the GKK Properties and making certain distributions. So long as KBS is still obligated under certain Mortgage Pools, the Guarantor and the indirect wholly owned subsidiaries of the Company created to receive the Equity Interests may not incur debt for borrowed money in excess of $180 million (which may be increased to $200 million under certain circumstances), other than mortgage financing secured by, among other things, interests in real property, and other than the GKK Mezzanine Loan.
The Company allocated the fair value of the GKK Properties to tangible assets received and identifiable intangibles assumed as follows (in thousands):

			Intangibles
Property Type	Land	Building and Improvements	Tenant Origination and Absorption Costs (1)	Above-Market Lease Assets (1)	Below-Market Lease Liabilities (1)	Total Purchase Price
Branch properties	$170,208	$343,567	$52,682	$34,397	$(19,524)	$581,330
Office buildings/ Operations centers	268,110	850,229	201,106	7,428	(123,144)	1,203,729
Land & parking	447	462	44	—	(14)	939
	$438,765	$1,194,258	$253,832	$41,825	$(142,682)	$1,785,998
_____________________
(1) The intangible assets and liabilities have a weighted-average remaining life of 9.4 years.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The Company preliminarily allocated the tangible assets, identifiable intangibles and assumed liabilities (consisting of above- and below-market leases and tenant origination and absorption costs) related to the GKK Properties based on preliminary estimates of fair value.  The Company estimated the fair value of real estate using either a direct capitalization approach (generally for stabilized properties with long-term leases) or a discounted cash flow analysis. The Company estimated the fair value of notes payable using a discounted cash flow analysis based on estimates of current market interest rates for instruments with similar characteristics. The Company has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations in accordance with ASC No. 805, “Business Combinations.”  The purchase price allocations will be finalized once the information identified has been received, which should not be longer than one year from the Effective Date. The Company recorded the Transfers as a business combination and expensed $10.9 million of costs related to the Transfers, which are included in general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2011, the Company recognized $26.3 million of total revenues and $4.9 million of operating income from the GKK Properties.
With the exception of 52 unencumbered properties, including 38 properties in which the Company has received or will receive leasehold interests, and properties that would be held through the Citizens Bank Joint Venture, the GKK Properties subject to the Transfers are divided into 25 separate property pools with each property pool being encumbered by a mortgage loan in favor of a third-party lender (collectively, the “Mortgage Pools and individually, a “Mortgage Pool”), except for the $34.3 million GKK Subordinated Mortgage Loan that the Company owns. As of September 30, 2011, the aggregate outstanding principal balance of the Mortgage Pools was $1.5 billion, including the GKK Subordinated Mortgage Loan, which had a balance of $34.3 million. As of September 30, 2011, the Mortgage Pools had a total of $1.0 billion of fixed rate notes payable with a weighted-average annual effective interest rate of 5.8% and a total of $0.5 billion of variable rate notes payable with a weighted-average annual effective interest rate of 3.0%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Below is summary information of the mortgage debt assumed or to be assumed by the Company by no later than December 15, 2011 (dollars in thousands) :

Mortgage Loan Name	Fair Value as of September 30, 2011	Principal Balance as of September 30, 2011 (1)	Contractual Interest Rate as of September 30, 2011	Maturity Date
Bank of America - BBD1 (1) (2)	$347,269	$328,568	5.5%	12/01/2013
Goldman/Citi Mortgage Loan (3) (4)	205,211	205,211	LIBOR + 3.0%	08/31/2012
PB Capital (2)	205,062	219,513	LIBOR + 1.7%	04/01/2013
Bank of America - BBD2 (2)	199,828	207,313	6.0%	09/08/2019
101 Independence (2)	65,167	71,344	5.5%	11/01/2016
FSI (4)	62,378	62,378	LIBOR + 3.0%	06/11/2012
Pitney Bowes - Bank of America (2)	45,032	45,633	5.3%	10/10/2022
One Citizens Plaza (2)	43,469	43,500	5.7%	01/11/2012
801 Market Street (2)	38,742	38,672	6.2%	02/01/2013
Beaver Valley (2)	37,097	37,975	5.1%	01/01/2015
FSI 6000D (2)	28,842	30,809	5.8%	06/05/2017
FSI 6000B (2)	28,530	29,562	5.8%	06/05/2017
Other (1) (5)	134,868	137,619	(5)	(5)
	$1,441,495	$1,458,097
_____________________
(1) As of September 30, 2011, $80.5 million of the Bank of America - BBD1 debt and $3.9 million related to two other mortgage debts had been defeased by $93.3 million of pledged treasury securities, net of discounts and premiums, that will be transferred to the Company pursuant to the Settlement Agreement.
(2) As of September 30, 2011, the Company was in the process of negotiating with the lenders for their consent to the Company’s assumption of these loans. In order to obtain their consent, some of the contractual terms of the loans may be modified. The Company anticipates the assumptions of these loans to occur by December 15, 2011 and if the Company is unable to reach an agreement, the lenders under these mortgage loans could pursue the remedies specified in the loan documents in relation to the underlying GKK Properties, which could result in the Company losing part or all of these GKK Properties.
(3) Prior to the Effective Date, the Company purchased the GKK Subordinated Mortgage Loan, which is a $34.3 million subordinated interest in the Goldman/Citi Mortgage Loan. The principal balance of the Goldman/Citi Mortgage Loan as of September 30, 2011 excludes the $34.3 million GKK Subordinated Mortgage Loan, as such amount was eliminated in conjunction with the assets and liabilities consolidated in the Transfers.
(4) On September 1, 2011, in connection with the Transfers, the Company assumed these mortgage loans and received Equity Interests in the properties securing the loans.
(5) Includes 13 separate fixed-rate mortgage loans, each of which has an outstanding principal balance of $26.5 million or less. These mortgage loans have maturity dates between October 1, 2012 and August 11, 2030 and the weighted-average remaining term of these loans is approximately 6.9 years. As of September 30, 2011, the weighted-average interest rate of these loans was 6.6%. Three of the 13 mortgage loans were assumed on the Effective Date. The Company is in the process of negotiating with the lenders for their consent to the Company’s assumption of the other ten loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

In addition to the real estate and the mortgage debt transferred or to be transferred under the Settlement Agreement, the Company, through KBS, has received or will receive the following assets and liabilities. Amounts as of September 1, 2011 (in thousands):

Assets
Cash	$32,050
Restricted cash	123,815
Pledged government securities	93,623
Rent and other receivables, net	22,085
Other assets	16,761
Building improvements	4,769
Liabilities
Accounts payable and accrued liabilities	$40,280
Deferred rent	33,962
Other liabilities	61,157
Pro Forma Financial Information
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2011 and 2010 to give effect to the Transfers contemplated by the Settlement Agreement, as if the Transfers occurred on January 1, 2010.  Because of maturities and amortization payment requirements under certain of the Company’s debt obligations, subsequent to the Transfers under the Settlement Agreement, the Company expects to commence the disposition of certain assets transferred thereunder.  However, the Company’s management has not yet identified all of the assets that will be the subject of early dispositions.  Because of the anticipated disposition of assets, the following pro forma financial information presented is not indicative of future results of operations of the Company or of actual results that would have been achieved had the Transfers under the Settlement Agreement been consummated as of January 1, 2010 (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$125,713	$141,943	$388,933	$430,139
Depreciation and amortization	$39,501	$41,160	$119,564	$127,565
Net income (loss) attributable to common stockholders	$(36,922)	$4,598	$(70,246)	$(84,113)
Net income (loss) per common share, basic and diluted	$(0.20)	$0.03	$(0.37)	$(0.46)
Weighted-average number of common shares outstanding, basic and diluted	188,821,869	183,112,343	187,461,243	181,708,796

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

4.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2011, the Company’s portfolio of real estate held for investment (including the properties held through a consolidated joint venture) was composed of approximately 38.6 million rentable square feet and was 81% occupied including properties transferred or to be transferred under the Settlement Agreement. The properties are located in 38 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 20.7 million rentable square feet related to the GKK Properties, which were 84% occupied as of September 30, 2011. The following table summarizes the Company’s investments in real estate as of September 30, 2011 and December 31, 2010 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of September 30, 2011:
Office	$130,128	$792,035	$40,482	$962,645
Industrial (wholly owned)	35,380	188,688	11,903	235,971
Industrial (held through consolidated joint venture VIE)	50,598	269,564	3,328	323,490
GKK Properties	438,765	1,199,635	253,832	1,892,232
Real estate held for investment, at cost and net of impairment charges (1)	$654,871	$2,449,922	$309,545	$3,414,338
Accumulated depreciation/amortization	—	(134,210)	(34,755)	(168,965)
Real estate held for investment, net	$654,871	$2,315,712	$274,790	$3,245,373
As of December 31, 2010:
Office	$132,267	$812,498	$55,128	$999,893
Industrial (wholly owned)	35,380	188,147	13,201	236,728
Industrial (held through consolidated joint venture VIE)	50,598	265,585	3,602	319,785
Real estate held for investment, at cost and net of impairment charges (1)	$218,245	$1,266,230	$71,931	$1,556,406
Accumulated depreciation/amortization	—	(116,219)	(39,075)	(155,294)
Real estate held for investment, net	$218,245	$1,150,011	$32,856	$1,401,112
_____________________
(1) See “—Impairment of Real Estate.”
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. Excluding the GKK Properties, the leases have remaining terms of up to 11.2 years with a weighted-average remaining term of 3.8 years. Leases related to the GKK Properties have remaining terms of up to 19.4 years with a weighted-average remaining term of 9.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company has assumed or will assume several leases related to the GKK Properties which contain shedding right provisions. As of September 30, 2011, these shedding rights totaled approximately 1.1 million square feet and can be exercised at various dates during 2012-2017. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.9 million and $3.1 million as of September 30, 2011 and December 31, 2010, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

During the nine months ended September 30, 2011 and 2010, the Company recognized deferred rent from tenants of $4.7 million and $4.9 million, respectively. These excess amounts for the nine months ended September 30, 2011 and 2010 were net of $0.5 million and $0.4 million of lease incentive amortization, respectively. As of September 30, 2011 and December 31, 2010, the cumulative deferred rent balance was $28.4 million and $22.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.3 million and $5.4 million of unamortized lease incentives as of September 30, 2011 and December 31, 2010, respectively.
The future minimum rental income from the Company’s properties under non-cancelable operating leases as of September 30, 2011 for the years ending December 31 is as follows (in thousands):

October 1, 2011 through December 31, 2011	$79,121
2012	311,017
2013	286,699
2014	263,165
2015	234,492
Thereafter	1,164,414
$2,338,908

As of September 30, 2011, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) is as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance and Insurance	175	$175,094	54.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2011.
The increase in the finance and insurance industry concentration from the prior period is due to the concentration in the GKK Properties. No other tenant industries accounted for more than 10% of annualized base rent. The Company currently has approximately 900 tenants over a diverse range of industries and geographical regions. As of September 30, 2011, the Company had a bad debt reserve of $4.8 million, which represents approximately 1% of annualized base rent. The Company’s bad debt reserve included $3.5 million related to the GKK Properties. During the nine months ended September 30, 2011 and 2010, the Company recorded bad debt expense related to its tenant receivables of $1.1 million and $0.5 million, respectively.
As of September 30, 2011, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

			Net Rentable Sq. Ft.		Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Bank of America, N.A.	Various	Finance and Insurance	8,442,590	21.9%	$74,427	23.2%	$8.82	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2011.
(2) As of September 30, 2011, lease expiration dates ranged from 2012 - 2026 with a weighted-average remaining term of 10.2 years.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Bank of America Corporation is the guarantor of various leases that its subsidiary, Bank of America, N.A., has or will have with the Company due to the pending Transfers of the GKK Properties. The Company is to assume the majority of these leases in connection with the Settlement Agreement. The consolidated financial information of Bank of America Corporation has been included herein because of the significant credit concentration the Company has or will have with this guarantor. Bank of America Corporation currently files its financial statements in reports filed with the SEC, and the following summary financial data regarding Bank of America Corporation is taken from its previously filed public reports. For more detailed financial information regarding Bank of America Corporation, please refer to its financial statements, which are publicly available with the SEC at http://www.sec.gov.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$28,453	$26,700	$68,566	$87,822
Income (loss) before income taxes	7,433	(5,912)	(2,662)	2,272
Net income (loss)	6,232	(7,299)	(545)	(994)

	As of
	September 30, 2011	December 31, 2010
Consolidated Balance Sheets (in millions)
Total assets	$2,219,628	$2,264,909
Total liabilities	1,989,376	2,036,661
Total shareholders’ equity	230,252	228,248
Impairment of Real Estate
Due to changes in cash flow estimates, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the three and nine months ended September 30, 2011, the Company recorded an impairment charge of $12.4 million with respect to three of its real estate properties held for investment. See Note 8, “Real Estate Held for Sale and Discontinued Operations” for information regarding impairments of assets related to real estate held for sale.
Also, during the nine months ended September 30, 2010, the Company recorded an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio (defined in Note 14, “Consolidated Joint Venture and Noncontrolling Interest”) to reduce the carrying value of these properties to their estimated fair values. The requirement for an impairment charge resulted from a change in the estimated holding period of this investment and a change in the estimated cash flows during the holding period. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following the Company’s initial investment in the National Industrial Portfolio, it is unlikely that the Company will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully‑extended maturities in August 2012. As a result, the Company may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event the Company relinquishes the assets to the lenders, it would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $443.6 million, which includes amounts for noncontrolling interest of $88.7 million) and the carrying value of the collateral at that time (currently $318.7 million, which includes amounts for noncontrolling interest of $63.7 million). During the nine months ended September 30, 2011, the Company recognized $29.3 million of total revenues from the National Industrial Portfolio. During the same period, cash flows from operations from the National Industrial Portfolio were $6.7 million and cash used in investing activities was $4.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2011 and December 31, 2010, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Cost, net of impairments	$309,545	$71,931	$53,654	$12,853	$(166,713)	$(32,866)
Accumulated Amortization	(34,755)	(39,075)	(8,387)	(7,298)	14,455	16,682
Net Amount	$274,790	$32,856	$45,267	$5,555	$(152,258)	$(16,184)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(4,921)	$(4,685)	$(951)	$(1,034)	$2,212	$1,643

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Amortization expense	$(11,596)	$(16,879)	$(2,114)	$(4,061)	$6,609	$6,138

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

6.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2011 and December 31, 2010, the Company, through wholly owned subsidiaries, had invested in real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2011 (1)	Book Value as of September 30, 2011 (2)	Book Value as of December 31, 2010 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (3)
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,041	$5,046	5.40%	5.29%	01/01/2017
Park Central Mezzanine Loan New York, New York (4) (5)	03/23/2007	Hotel	Mezzanine	15,000	14,992	14,981	One-month LIBOR + 4.48%	4.49%	11/09/2011
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (6)	08/06/2007	Retail	Mortgage	6,921	6,843	6,878	8.00%	9.09%	09/01/2012
11 South LaSalle Loan Origination Chicago, Illinois (4) (7)	08/08/2007	Office	Mortgage	38,794	38,794	38,794	8.00%	(7)	09/01/2010
San Diego Office Portfolio B-Note San Diego, California	10/26/2007	Office	B-Note	20,000	15,316	14,926	5.78%	11.18%	10/11/2017
Petra Subordinated Debt Tranche A (4)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(4)	04/27/2009
Petra Subordinated Debt Tranche B (4)	10/26/2007	Unsecured	Subordinated	25,000	25,000	25,000	11.50%	(4)	10/26/2009
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	4,000	2,974	2,887	6.05%	12.33%	07/11/2017
Artisan Multifamily Portfolio Mezzanine Loan Las Vegas, Nevada (8)	12/11/2007	Multi Family Residential	Mezzanine	—	—	18,351	One-month LIBOR + 2.50%	(8)	08/09/2010
San Antonio Business Park Mortgage Loan San Antonio, Texas (9)	03/28/2008	Office	Mortgage	30,600	25,744	25,329	6.94%	10.68%	11/11/2017
2600 Michelson Mezzanine Loan Irvine, California (10)	06/02/2008	Office	Mezzanine	—	—	8,895	8.00%	(10)	05/11/2017
GKK Mezzanine Loan National Portfolio (11)	08/22/2008	Office/ Bank Branch	Mezzanine	—	—	457,949	One-month LIBOR + 9.20%	(11)	05/06/2011
GKK Subordinated Mortgage Loan National Portfolio (11)	05/10/2011	Office/ Bank Branch	Mortgage	—	—	—	One-month LIBOR + 5.99%	(11)	05/06/2011
GKK Junior Mezzanine Tranche National Portfolio (11)	05/10/2011	Office/ Bank Branch	Mezzanine	—	—	—	One-month LIBOR + 10.00%	(11)	05/06/2011
				$170,315	$159,704	$644,036
Reserve for Loan Losses (12)				—	(66,901)	(97,800)
				$170,315	$92,803	$546,236
_____________________
(1) Outstanding principal balance as of September 30, 2011 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2011, using the interest method, divided by the average amortized cost basis of the investment during 2011. The annualized effective interest rates and contractual interest rates presented are for the nine months ended September 30, 2011. Maturity dates are as of September 30, 2011.
(4) The Company had recorded an asset-specific loan loss reserve against these investments as of September 30, 2011. See “—Reserve for Loan Losses.”
(5) The Company is currently negotiating a discounted pay-off agreement with the majority mezzanine holder under this loan. See “—Recent Transactions – Park Central Mezzanine Loan.”
(6) The borrower under this loan has a one-year extension option, subject to certain terms and conditions.
(7) On August 2, 2011, the Company entered into a discounted pay-off agreement with the borrower under this loan. See “—Recent Transactions – 11 South LaSalle Loan Origination.”
(8) The Company wrote-off its investment in the Artisan Multifamily Portfolio Mezzanine Loan during the nine months ended September 30, 2011. See “—Recent Transactions – Artisan Multifamily Portfolio Mezzanine Loan.”
(9) Subsequent to September 30, 2011, the Company entered into a mortgage loan sale agreement to sell the San Antonio Business Park Mortgage Loan to an unaffiliated buyer. See Note 19, “Subsequent Events—San Antonio Business Park Mortgage Loan.”
(10) The Company wrote-off its investment in the 2600 Michelson Mezzanine Loan during the nine months ended September 30, 2011. See “—Recent Transactions – 2600 Michelson Mezzanine Loan.”
(11) On September 1, 2011, the Company, through KBS, entered into the Settlement Agreement with, among other parties, GKK Stars, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS. As the assets and liabilities securing the loans have been consolidated in the Company’s financial statements as of September 30, 2011, the book value of the GKK Mezzanine Loan, the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche have been reduced to $0. See Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”
(12) See “—Reserve for Loan Losses.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

As of September 30, 2011, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to satisfaction of certain conditions by the borrowers.
As of September 30, 2011 and December 31, 2010, interest receivable from real estate loans receivable was $1.2 million and $2.3 million, respectively, and is included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of September 30, 2011 (in thousands):

	Current Maturity		Fully Extended Maturity (1)
	Face Value (Funded)	Book Value before Reserve for Loan Loss	Face Value (Funded)	Book Value before Reserve for Loan Loss
October 1, 2011 through December 31, 2011	$103,794	$103,786	$103,794	$103,786
2012	6,921	6,843	—	—
2013	—	—	6,921	6,843
2014	—	—	—	—
2015	—	—	—	—
Thereafter	59,600	49,075	59,600	49,075
	$170,315	$159,704	$170,315	$159,704
_____________________
(1) Represents the maturities of all real estate loans receivable outstanding as of September 30, 2011 assuming the borrowers exercise all available extension options.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2011 (in thousands):

Real estate loans receivable, net - December 31, 2010	$546,236
Principal repayments received on real estate loans receivable	(360)
Face value of real estate loans receivable acquired	41,159
Extension fees received on real estate loans receivable	(83)
Accretion of discounts on purchased real estate loans receivable	923
Amortization of origination fees and costs on purchased and originated real estate loans receivable	678
Change in loan loss reserve	30,899
Foreclosure by mortgage lender of Artisan Multifamily Portfolio Mezzanine Loan	(18,351)
Write-off of the 2600 Michelson Mezzanine Loan	(8,894)
Settlement of the GKK Loans	(499,404)
Real estate loans receivable, net - September 30, 2011	$92,803

For the three and nine months ended September 30, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contractual interest income	$1,707	$9,579	$10,717	$30,269
Accretion of purchase discounts	320	419	923	1,806
Amortization of origination fees and costs and acquisition costs, net	5	850	678	1,399
Interest income from real estate loans receivable	$2,032	$10,848	$12,318	$33,474

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the nine months ended September 30, 2011, the Company recognized $0.7 million of interest income related to two impaired loans with asset-specific reserves. Additionally, as of September 30, 2011, the Company had interest income receivable of $0.9 million related to two of the impaired loans with asset-specific reserves, of which $0.8 million was reserved for.
Recent Transactions
Artisan Multifamily Portfolio Mezzanine Loan
On December 11, 2007, the Company, through an indirect wholly owned subsidiary, made an investment in a mezzanine loan to fund the acquisition of two garden-style multifamily apartment complexes in Las Vegas, Nevada (the “Artisan Multifamily Portfolio Mezzanine Loan”). As of December 31, 2010, the outstanding principal balance on the loan was $20.0 million and the carrying value of the loan was $18.4 million before asset-specific impairments recorded as of December 31, 2010 that reduced its carrying value to $0. The Company wrote-off its investment in the Artisan Multifamily Portfolio Mezzanine Loan during the nine months ended September 30, 2011.
11 South LaSalle Loan Origination
On August 8, 2007, the Company, through an indirectly wholly owned subsidiary, originated a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Loan Origination”), a 35-story office building containing 329,271 square feet located in Chicago, Illinois. As of September 30, 2011, the outstanding principal balance and book value before asset-specific impairments of the loan was $38.8 million. On August 2, 2011, the Company entered into a discounted pay-off agreement with the borrower under the 11 South LaSalle Loan Origination to release the borrower from all outstanding debt and liabilities, including the outstanding principal balance and any unpaid interest under the loan, at a discounted amount between $32.0 million and $32.5 million. In connection with the discounted pay-off agreement, the borrower is required to make an initial payment of $20.0 million (the “Initial Payment”) by November 30, 2011. Additionally, the remaining payment of $12.5 million is due and payable by the end of the ninth month following the Initial Payment, which amount decreases incrementally to $12.0 million if paid within one month following the Initial Payment. As a result, during the nine months ended September 30, 2011, the Company recorded a loan loss reserve of $6.8 million to reduce the Company’s net investment to $32.0 million and wrote-off $0.8 million of accrued interest receivable.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Park Central Mezzanine Loan
On March 23, 2007, the Company, through an indirect wholly owned subsidiary, purchased a $15.0 million interest in a $58.0 million mezzanine loan (the “Park Central Mezzanine Loan”) secured by, among other things, a pledge by the borrower under the Park Central Mezzanine Loan of its interests in the limited liability company that holds title to the Park Central Hotel, a 934-room, four-star, full-service hotel located in Midtown Manhattan in New York City, New York. As of September 30, 2011, the outstanding principal balance under the Park Central Mezzanine Loan was $15.0 million. The property has been put under contract to sell at a price that does not support the Company’s mezzanine loan position and the Company has determined that it will not recover all amounts due under the loan. On August 30, 2011, the Company entered into a discounted payoff agreement with the borrower under the Park Central Mezzanine Loan to release the borrower from all outstanding debt and liabilities, including the outstanding principal balance and any unpaid interest under the loan, at a discounted amount of $7.3 million. In addition, as part of the discounted payoff agreement, the maturity date of the Park Central Mezzanine Loan has been extended from November 9, 2011 to December 31, 2011. As a result, during the nine months ended September 30, 2011, the Company recorded an asset-specific impairment of $7.7 million to reduce the carrying value of the Park Central Mezzanine Loan to $7.3 million.
Settlement Agreement
On September 1, 2011, the Company entered into the Settlement Agreement with, among other parties, GKK Stars to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS. As the assets and liabilities securing the loans have been consolidated in the Company’s financial statements as of September 30, 2011, the book values of the GKK Mezzanine Loan, the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche have been reduced to $0. See Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the nine months ended September 30, 2011 were as follows (in thousands):

Reserve for loan losses, December 31, 2010	$97,800
Provision for loan losses	(3,848)
Charge-offs to reserve for loan losses	(27,051)
Reserve for loan losses, September 30, 2011	$66,901
As of September 30, 2011, the total reserve for loan losses consisted of $66.9 million of asset-specific reserves on impaired real estate loans receivable with an amortized cost basis of $108.8 million. As of September 30, 2011, real estate loans receivable with an amortized cost basis of $65.0 million were on nonaccrual status. Also as of September 30, 2011, four of the eight borrowers under the real estate loans receivable were delinquent. The asset-specific reserves relate to the following impaired loans: the Sandmar Mezzanine Loan, the subordinated debt investment in Petra Fund REIT Corp, the 11 South LaSalle Loan Origination and the Park Central Mezzanine Loan. In addition, during the nine months ended September 30, 2011, the Company’s investments in the GKK Loans were deemed to be impaired as the loans matured on May 6, 2011 without repayment from the borrower. However, the Company determined that the GKK Loans were fully secured by the collateral and no impairment charge was recorded. See Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The Company reduced its provision for loan loss reserve by $3.8 million during the nine months ended September 30, 2011 and recorded provision for loan losses of $3.7 million during the nine months ended September 30, 2010, respectively. For the nine months ended September 30, 2011, the provision for loan losses was comprised of an increase of $14.3 million to the asset-specific loan loss reserves, offset by a decrease of $18.1 million of loan loss reserves calculated on a portfolio-basis. During the nine months ended September 30, 2011, the Company also recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan Origination. For the nine months ended September 30, 2010, the change in loan loss reserves was comprised of an increase of $9.6 million to the asset-specific loan loss reserves, offset by a reduction of $5.9 million calculated on a portfolio-basis. During the nine months ended September 30, 2010, the Company also charged‑off $18.5 million of reserves for loan losses related to the Tribeca Loans (See Note 9, “Foreclosed Real Estate Held for Sale”) in conjunction with the Company’s foreclosure on the collateral securing the loans. As of September 30, 2011, the Company did not record a portfolio-based loan loss reserve.

7.	REAL ESTATE SECURITIES
At September 30, 2011, the Company held two investments in real estate securities classified as available-for-sale: commercial mortgage-backed securities (“CMBS”) that accrued interest at a coupon rate of one-month LIBOR plus 2.30% with a contractual maturity of November 2011 and an original purchase price of $17.7 million (“Floating Rate CMBS”) and securities backed by CMBS that accrue interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (“Fixed Rate Securities”). The Company’s investments in real estate securities are held at fair value and reviewed for impairment on a quarterly basis.
As of September 30, 2011, the Company determined the fair value of the Fixed Rate Securities to be $18.7 million, resulting in unrealized gains of $1.1 million for the nine months ended September 30, 2011. The cumulative unrealized loss of $2.6 million on the Fixed Rate Securities as of September 30, 2011 was not determined to be other-than-temporary because the Company did not experience an adverse change to its cash flow estimates for the securities and the Company believes it has the intent and ability to hold the securities for a period of time sufficient to allow for recovery of the amortized cost basis. As of September 30, 2011, the Company’s Floating Rate CMBS had a fair value of $0. The fair value of the Floating Rate CMBS is consistent with its December 31, 2010 value, resulting in no unrealized gain or loss for the nine months ended September 30, 2011.
During the nine months ended September 30, 2011, the Company did not recognize any other-than-temporary impairments on its real estate securities. It is difficult to predict the timing or magnitude of other-than-temporary impairments and significant judgments are required in determining impairments, including, but not limited to, assumptions regarding estimated prepayments, losses and changes in interest rates. As a result, actual realized losses could materially differ from these estimates.
The following summarizes the activity related to real estate securities for the nine months ended September 30, 2011 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2010	$21,937	$(3,662)	$18,275
Unrealized gain	—	1,090	1,090
Interest accretion on real estate securities	(685)	—	(685)
Real estate securities - September 30, 2011	$21,252	$(2,572)	$18,680

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following table presents the fair value and unrealized gains (losses) of the Company’s investments in real estate securities at September 30, 2011:

	Holding Period of Unrealized Gains (Losses) of Investments in Real Estate Securities (in thousands)
	Less than 12 Months		12 Months or More		Total
Investment	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Floating Rate CMBS	$—	$—	$—	$—	$—	$—
Fixed Rate Securities	—	—	18,680	(2,572)	18,680	(2,572)
	$—	$—	$18,680	$(2,572)	$18,680	$(2,572)

8.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2010, the Company disposed of one office property and one industrial property. During the nine months ended September 30, 2011, the Company disposed of an additional two office properties and seven industrial properties. The Company also classified one office property with a total net book value of $19.0 million as held for sale. During the nine months ended September 30, 2011, the Company recorded an impairment loss of $23.8 million related to discontinued operations. The impairment charge was a result of a change in the estimated holding period for these investments and a change in the estimated cash flows during the holding period. See Note 4, “Real Estate Held for Investment – Impairment of Real Estate” for information regarding impairments related to real estate held for investment. The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$4,302	$6,132	$14,003	$16,906
Total expenses	2,467	5,683	12,102	18,795
Other interest income	—	—	—	2
Income (loss) from discontinued operations before impairment charge	1,835	449	1,901	(1,887)
Impairment charge	(1,033)	—	(23,847)	—
Income (loss) from discontinued operations	$802	$449	$(21,946)	$(1,887)
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Assets related to real estate held for sale
Total real estate, at cost	$19,222	$212,226
Accumulated depreciation and amortization	(207)	(22,761)
Other assets	1,646	6,756
Total assets	$20,661	$196,221
Liabilities related to real estate held for sale
Notes payable	14,700	119,300
Other liabilities	—	1,544
Total liabilities	$14,700	$120,844

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

9.	FORECLOSED REAL ESTATE HELD FOR SALE
On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the Tribeca Building by exercising its right to accept 100% of the ownership interest of the borrower under the Second Tribeca Mezzanine Loan. The Company acquired the remaining unsold units of the Tribeca Building and assumed the project liabilities. The Company recorded the Tribeca Building at fair value using a discounted cash flow valuation model based on net realizable value (expected sales price less estimated costs to sell the unsold units) of the real estate.
As of September 30, 2011, the Company’s investment in the Tribeca Building consisted of four condominium units, two retail spaces and parking spaces with a carrying value of $28.8 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. In addition, the Company had $0.2 million of other liabilities related to the Tribeca Building outstanding at September 30, 2011. During the nine months ended September 30, 2011, the Company sold seven condominium units of the Tribeca Building and recognized a gain on sale of $0.1 million. During the nine months ended September 30, 2011, the Company recorded expenses of $1.8 million related to foreclosed real estate held for sale.

10.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of September 30, 2011 and December 31, 2010, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

Loan Type	Principal as of September 30, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of September 30, 2011 (1)	Weighted-Average Interest Rate as of September 30, 2011 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$494,579	$557,492	4.1% - 6.4%	5.6%	1.9
GKK Properties mortgage loans (3)	970,995	—	5.1% - 10.3%	5.8%	4.9
	1,465,574	557,492
Variable Rate
Mortgage loans (4) (5)	489,946	504,417	(6)	2.1%	1.0
GKK Properties mortgage loans (3)	487,102	—	(6)	3.0%	1.2
Mezzanine loans (4) (5)	143,593	139,492	(6)	2.3%	0.3
Repurchase agreements (7)	187,385	277,614	(8)	3.6%	1.5
	1,308,026	921,523
Total Notes Payable and Repurchase Agreements outstanding	2,773,600	1,479,015
Discount on notes payable, net (9)	(15,583)	—
Total Notes Payable and Repurchase Agreements, net	$2,758,017	$1,479,015
_____________________
(1) Contractual interest rate as of September 30, 2011 represents the range of interest rates in effect under these loans as of September 30, 2011. Weighted-average interest rate as of September 30, 2011 is calculated as the actual interest rate in effect as of September 30, 2011 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at September 30, 2011, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of September 30, 2011; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) As of September 1, 2011, in connection with its entry into the Settlement Agreement through KBS, the Company is consolidating $1.5 billion of mortgage loans secured by the GKK Properties. Of the $1.5 billion of loans, on the Effective Date the Company assumed five of the mortgage loans in the amount of $269.2 million and received Equity Interests in the owners of the GKK Properties securing those loans. As of September 30, 2011, the Company was in the process of negotiating with the lenders of the loans not yet assumed for their consent to assume the remainder of the mortgage loans in the aggregate amount of $1.2 billion. See Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”
(4) The Company has entered into separate interest rate cap or swap agreements related to certain of these loans. See Note 11, “Derivative Instruments.”
(5) As of September 30, 2011, the Company had a $300.0 million mortgage loan and $143.6 million of mezzanine loans held through a consolidated joint venture, all of which are non-recourse to the Company. In the aggregate, the weighted-average interest rate of the mortgage and mezzanine loans is 125 basis points over one-month LIBOR. On August 9, 2011, the Company extended the mortgage and mezzanine loans to December 31, 2011 and the Company may, at its option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements.
(6) The contractual interest rates of these loans will vary based on one-month LIBOR plus a fixed spread. The spreads on the mortgage loans, GKK Properties mortgage loans and mezzanine loans range from 0.8% to 2.3%, 1.7% to 3.0% and 1.3% to 3.0%, respectively.
(7) See “—Repurchase Agreements.”
(8) The contractual interest rate of these repurchase agreements will vary based on one-month LIBOR plus a fixed spread and one-week LIBOR plus a fixed spread. The spread on the repurchase agreements ranges from 1.0% to 3.5%.
(9) Represents the unamortized discount on notes payable due to the below-market interest rate when the note was assumed. The premium is amortized over the remaining life of the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

As of September 30, 2011 and December 31, 2010, the Company’s deferred financing costs were $7.9 million and $2.8 million, respectively, net of amortization. During the three and nine months ended September 30, 2011, the Company incurred interest expense of $20.9 million and $49.6 million, respectively. Included in interest expense were the amortization of deferred financing costs of $2.4 million and $5.7 million for the three and nine months ended September 30, 2011, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.8 million and $3.2 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011 and December 31, 2010, $10.6 million and $3.9 million of interest was payable, respectively.
The following is a schedule of maturities for all notes payable and repurchase agreements outstanding as of September 30, 2011 (in thousands):

	Current Maturity			Fully Extended Maturity (1)
	Notes Payable	Repurchase Agreements	Total	Notes Payable	Repurchase Agreements	Total
October 1, 2011 through December 31, 2011	$557,133	$—	$557,133	$113,540	$—	$113,540
2012	485,393	—	485,393	766,161	—	766,161
2013	713,087	187,385	900,472	775,466	180,694	956,160
2014	152,707	—	152,707	212,747	6,691	219,438
2015	127,475	—	127,475	78,381	—	78,381
Thereafter	550,420	—	550,420	639,920	—	639,920
	$2,586,215	$187,385	$2,773,600	$2,586,215	$187,385	$2,773,600
_____________________
(1) Represents the maturities of all notes payable outstanding as of September 30, 2011 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.
Debt Covenants
The Company’s notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. As of September 30, 2011, the Company and/or the borrowers under the loan agreements were in compliance with the covenants on all of their mortgage and mezzanine loans included in the Company’s consolidated financial statements, except that, as of September 30, 2011, the borrowers under two mortgage loans that the Company will assume pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had an outstanding principal balance of $207.3 million and $13.7 million, respectively, as of September 30, 2011. Such non-compliance does not constitute an event of default under the applicable loan agreements. As a result of such non-compliance, under one of the loans, the lender has the ability to restrict distributions to the budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property. In addition, the borrower under a mortgage loan that the Company will assume pursuant to the Settlement Agreement with an outstanding principal balance of $219.5 million was not in compliance with the tangible net worth covenant under its loan agreement and such non-compliance may allow the lender to declare a default and exercise remedies against the mortgage collateral on a non-recourse basis. In conjunction with the pending loan assumptions, the Company is currently negotiating with the lenders to modify or obtain waivers of these covenants and resolve such non-compliance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Repurchase Agreements
The carrying values of the Company’s repurchase agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of September 30, 2011 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
GKK I (1)	GKK Properties	$101,640	$270,461	N/A	Goldman Sachs Mortgage Company
GKK II (1)	GKK Properties	79,054	210,359	N/A	Citigroup Financial Products, Inc.
Fixed Rate Securities	Real estate securities	6,691	18,680	12/31/2017	Deutsche Bank Securities, Inc.
		$187,385	$499,500
_____________________
(1) The Company is a guarantor of these repurchase agreements. On September 1, 2011, the Company, through KBS, entered into the Settlement Agreement with, among other parties, GKK Stars to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS. See Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”
Extension and Amendment and Restatement of GKK Repurchase Agreements
Commencing on March 9, 2011, the Company, through wholly owned subsidiaries, entered into a series of extension agreements to extend the maturity dates of the two repurchase agreements secured by the Company’s investment in the GKK Mezzanine Loan and on April 28, 2011, the repurchase agreements were amended and restated. On May 10, 2011, the Amended Repurchase Agreements were amended to, among other changes, add the Company’s investment in the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche as security for the Amended Repurchase Agreements. On September 1, 2011, the Company further amended the Amended Repurchase Agreements to, among other things, add the Equity Interests transferred or to be transferred to the Company pursuant to the Settlement Agreement as additional security for the Amended Repurchase Agreements. Also on September 1, 2011, the Company, through KBS, entered into the Settlement Agreement with, among other parties, GKK Stars to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS. See Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”
Recent Financing Transactions
Wells Bridge Loan
On April 28, 2011, the Company, through indirect wholly owned subsidiaries (collectively, the “Wells Bridge Loan Borrower”), entered into a loan with Wells Fargo Bank, National Association for an amount of up to $50.0 million (the “Wells Bridge Loan”). Subsequent to the loan closing, the Company sold two properties securing the Wells Bridge Loan, reducing the aggregate amount available for disbursement under the loan to $13.8 million. As of September 30, 2011, the Company had no outstanding debt under the Wells Bridge Loan and $13.8 million was available for disbursement, subject to certain conditions set forth in the loan agreement. The maturity date of the Wells Bridge Loan is January 26, 2012. The Wells Bridge Loan bears interest at a floating rate of 275 basis points over one-month LIBOR. Monthly payments on the Wells Bridge Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior prepayment. Upon no less than three business days’ notice, the Wells Bridge Loan Borrower may pre-pay all or a portion of the Wells Bridge Loan, subject to prepayment fees in certain circumstances. The Wells Bridge Loan is secured by real estate owned by the Wells Bridge Loan Borrower and shall be used for, among other purposes, the amortization payments required under the Amended Repurchase Agreements. The Company has guaranteed all amounts owed by the Wells Bridge Loan Borrower to Wells under the Wells Bridge Loan. A default under the Wells Bridge Loan would constitute a default under the Amended Repurchase Agreements. A default on any indebtedness incurred, or on any guaranty (including guarantees relating to the Amended Repurchase Agreements) executed, by either the Company or KBS REIT Properties LLC, an indirect wholly owned subsidiary of the Company, would constitute a default under the Wells Bridge Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Extension and Modification of the Millennium I Building Revolving Loan
On February 11, 2010, the Company, through an indirect wholly owned subsidiary, completed the secured financing of the Millennium I Building. The Company obtained a three-year revolving loan from an unaffiliated lender that allowed the Company to draw up to $29.5 million, subject to certain terms and restrictions, at a floating interest rate equal to 375 basis points over one-month LIBOR (the “Millennium I Building Revolving Loan”). On April 21, 2011, the Company drew the entire $29.5 million then available under the Millennium I Building Revolving Loan, which amount was used for the principal payment and fees required under the Amended Repurchase Agreements. On July 6, 2011, the Company, through an indirect wholly owned subsidiary, entered into a loan extension and modification agreement allowing the Company to draw up to $40.0 million under the Millennium I Building Revolving Loan, subject to certain terms and restrictions set forth in the loan agreement, with an option to increase borrowings to $95.0 million with the addition of additional real estate collateral (the “Accordion Option”). The loan matures on July 1, 2015, subject to a one-year extension option. On October 25, 2011, the Company exercised the Accordion Option by pledging the Woodfield Preserve Office Center as additional collateral and on October 31, 2011, the Company made an additional draw on the Millennium I Building Revolving Loan such that an aggregate principal amount of $85.0 million was outstanding under the loan as of that date. As of October 31, 2011, $10.0 million was available for disbursement under the Millennium I Building Revolving Loan.  The interest rate on the Millennium I Building Revolving Loan decreased from 225 basis points over one-month LIBOR to 210 basis points over one-month LIBOR upon the execution of the Accordion Option.
Extension and Modification of the Small Portfolio Mortgage Loan Facility
On February 5, 2009, certain of the Company’s wholly owned subsidiaries (the “Small Portfolio Mortgage Loan Borrowers”) entered into a three-year mortgage loan agreement with an unaffiliated lender related to the following properties that secure the loan: North Creek Parkway Center, City Gate Plaza, the University Park Buildings and Meridian Tower. The principal amount of the facility is $54.0 million (the “Small Portfolio Mortgage Loan Facility”). At closing, $45.7 million was disbursed to the Company and up to $8.3 million was available for a one-time future disbursement, subject to certain conditions set forth in the loan agreement. On April 21, 2011, the Company drew the remaining $8.3 million available under the Small Portfolio Mortgage Loan Facility, which amount was used to pay the principal and fees required under the Amended Repurchase Agreements. On July 6, 2011, the Small Portfolio Mortgage Loan Borrower entered into a loan extension and modification agreement to increase the amount available under the credit facility to $60.0 million. The Small Portfolio Mortgage Loan Facility, as amended, bears interest at a floating rate equal to 210 basis points over one-month LIBOR. The Small Portfolio Mortgage Loan Facility, as amended, matures on July 1, 2015, subject to a one-year extension option.
Extension and Modification of the Woodfield Preserve Office Center and South Towne Corporate Center I and II Mortgage Loans
On May 1, 2011, the Company, through indirect wholly owned subsidiaries, entered into a loan extension and modification agreement to extend the maturity date of a $106.5 million mortgage loan secured by the Woodfield Preserve Office Center and South Towne Corporate Center I and II to October 31, 2011. In connection with the extension, the Company paid $0.5 million of extension fees and waived the right to draw an additional $4.0 million previously available for future funding under the terms of the original loan agreement. During the extension period, interest was calculated at a fixed rate of 5.30% per annum. Monthly payments were interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity, assuming no prior payments. On October 31, 2011, the Company paid off the entire principal balance outstanding and accrued interest in the amount of $103.0 million.
National Industrial Portfolio Mortgage and Mezzanine Loans
On August 9, 2011, the Company, through the National Industrial Portfolio joint venture, amended the National Industrial Portfolio mortgage and mezzanine loans. The amendment extended the maturity date of the loans to December 31, 2011 and the Company may, at its option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements. Additionally, the amendment states that the National Industrial Portfolio joint venture may not make any distributions to the Company unless such distributions are used to pay amounts owed to the lenders under the loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

GKK Mortgage and Mezzanine Loans
As of September 1, 2011, in connection with its entry into the Settlement Agreement, the Company, through KBS, consolidated $1.5 billion of mortgage loans secured by the GKK Properties. See Note 3, “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”

11.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of September 30, 2011 and December 31, 2010. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	September 30, 2011	December 31, 2010
Interest Rate Swap	07/11/2008	07/11/2012	$39,679	(1)	One-month LIBOR/Fixed at 3.82%	$(1,063)	$(3,608)
Interest Rate Swap	02/05/2009	03/01/2013	45,700		One-month LIBOR/Fixed at 2.26%	(977)	(1,313)
Interest Rate Cap	08/15/2009	08/15/2011	46,000		One-month LIBOR at 2.50%	—	—
Interest Rate Cap	08/15/2010	08/15/2011	405,000		One-month LIBOR at 1.00%	—	20
Total derivatives designated as hedging instruments			$536,379			$(2,040)	$(4,901)
_____________________
(1) The notional value of this interest rate swap was $119.0 million prior to August 1, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $3.3 million and $0.1 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the nine months ended September 30, 2011 and 2010, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $3.5 million and $4.5 million of interest expense related to the effective portion of cash flow hedges during the nine months ended September 30, 2011 and 2010, respectively. The ineffective portion, reported as a component of interest expense, did not have a material impact on earnings and the Company does not anticipate that it will have a material impact in the future. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totals $1.8 million as of September 30, 2011 and is included in accumulated other comprehensive loss.

12.	FAIR VALUE DISCLOSURES
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
Pledged government securities: In connection with the Settlement Agreement, the Company will receive a portfolio of treasury securities that is pledged to provide a portion of the principal and interest payments for mortgage debt collateralized by certain GKK Properties. These securities are classified as held to maturity and are presented on an amortized cost basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities.
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
Investment in unconsolidated joint ventures: These investments are presented in the accompanying consolidated balance sheets at acquisition-date or transfer-date fair values and not at current fair values. The fair values of the investments in the unconsolidated joint ventures were estimated using an internal valuation model that considered the Company’s expected cash flows from the joint ventures and estimated yield requirements of institutional investors for equity investments in real estate joint ventures with similar characteristics, including the capitalization of the joint ventures, the operating performance of the joint ventures’ real estate and the liquidation priority of the Company’s investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Real estate securities: These investments are classified as available-for-sale and are presented at fair value. As of September 30, 2011, the Company based its fair value measurements for the Fixed Rate Securities on quotes provided by the dealer of these securities. Since the market for these securities was determined to be inactive, the Company deemed the use of the dealer quotes as its point estimate of fair value to be appropriate by establishing a range of estimated fair values using various internal valuation techniques and concluding that the dealer quotes were within a reasonable range of fair values. The dealer utilizes a proprietary valuation model that contains unobservable inputs. The Company based its fair value measurements of the Floating Rate CMBS on an internal valuation model that considered expected cash flows from the underlying loans and yields required by market participants. As such, the Company classifies these inputs as Level 3 inputs.
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
The following are the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010, which carrying amounts do not approximate the fair values:

	September 30, 2011			December 31, 2010
	(amounts in thousands)			(amounts in thousands)
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$170,315	$92,803	$94,816	$663,919	$546,236	$499,584
Investment in unconsolidated joint venture	—	—	—	—	—	11,779
Pledged government securities	93,295	93,332	93,163	—	—	—
Financial liabilities:
Notes payable and repurchase agreements	$2,773,600	$2,758,017	$2,532,033	$1,479,015	$1,479,015	$1,206,780
_____________________
(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at September 30, 2011 and December 31, 2010, respectively, and requires a significant amount of judgment. The actual results could be materially different from the Company’s estimate of value.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Assets and Liabilities Recorded at Fair Value
During the nine months ended September 30, 2011, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$18,680	$—	$—	$18,680
Liability derivatives	$(2,040)	$—	$(2,040)	$—
GKK Properties - contingent liability	$11,951	$—	$—	$11,951
During the nine months ended September 30, 2011, the Company measured the following assets and liabilities at fair value on a nonrecurring basis at the time each event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate - continuing operations	$135,221	$—	$—	$135,221
Impaired real estate - discontinued operations	$108,188	$—	$—	$108,188
GKK Properties	$1,740,535	$—	$—	$1,740,535
GKK Properties - mortgage debt assumed (2)	$1,444,299	$—	$—	$1,444,299
GKK Properties - pledged government securities	$93,623	$—	$—	$93,623
_____________________
(1) Represent amounts at the time each event occurred.
(2) Amount does not include the $34.3 million GKK Subordinated Mortgage Loan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The table below presents a reconciliation of the beginning and ending balances of financial instruments of the Company having recurring fair value measurements based on significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Balance, December 31, 2010	$18,275
Unrealized gain on real estate securities	1,090
Interest accretion real estate securities	(685)
Balance, September 30, 2011	$18,680
Unrealized gain included in other comprehensive income (loss)	$1,090

13.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2012 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering, the investment of funds in real estate and real estate-related investments, the management of those investments and the disposition of those investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2011 and 2010, respectively, and any related amounts payable as of September 30, 2011 and December 31, 2010 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Expensed
Asset management fees(1)	$4,490	$4,811	$13,539	$14,997	$5,386	$5,386
Reimbursement of operating expenses(2)	28	1	51	5	13	9
Disposition fees	1,614	—	1,614	412	—	—
Additional Paid-in Capital
Selling commissions	278	292	843	870	—	—
Capitalized
Advances from Advisor	—	—	—	—	1,600	1,600
	$6,410	$5,104	$16,047	$16,284	$6,999	$6,995
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.2 million and $0.4 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $0.9 million and $1.3 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts were the only employee costs reimbursed under the Advisory Agreement through September 30, 2011. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Advances from Advisor and Joint Venture Performance Fees
Pursuant to the Advisory Agreement, the Advisor agreed to advance funds to the Company equal to the amount by which the cumulative amount of distributions declared by the Company from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of the Company’s cumulative Funds from Operations (as defined below) from January 1, 2006 through August 31, 2010. The Advisor agreed that the Company will only be obligated to reimburse the Advisor for these advances if and to the extent that the Company’s cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to the Company’s stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest accrues on the advance made by the Advisor. No amounts have been advanced since January 2007. The Advisory Agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by the Company and that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (ii) any non-operating noncash charges incurred by the Company, such as impairments of property or loans, any other than temporary impairments of real estate securities, or other similar charges. The Company and the Advisor agreed that the Advisor will not extend the agreement to advance funds for distribution record dates after August 31, 2010.
Pursuant to the Advisory Agreement, the Advisor may also earn a performance fee related to the Company’s investment in the National Industrial Portfolio that would in effect make the Advisor’s cumulative fees related to the investment equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of the Company’s investment in the joint venture through the date of calculation. This fee is conditioned upon the amount of the Company’s Funds from Operations (as defined in the Advisory Agreement). The Company’s operations from the date of the Company’s investment through March 31, 2010 were sufficient to meet the Funds from Operations condition per the Advisory Agreement. Beginning in April 2010, the Company’s operations did not meet the Funds from Operations condition per the Advisory Agreement. As a result, as of September 30, 2011, the Company had accrued for incurred but unpaid performance fees of $5.4 million from inception through March 31, 2010. Although these performance fees have been incurred as of September 30, 2011, the Advisory Agreement further provides that the payment of these fees shall only be made after the repayment of advances from the Advisor. As of September 30, 2011, $1.6 million of advances from the Advisor remain unpaid.

14.	CONSOLIDATED JOINT VENTURE AND NONCONTROLLING INTEREST
The Company holds an 80% membership interest in a joint venture with New Leaf Industrial Partners Fund, L.P. (“New Leaf”). The joint venture, referred to as the “National Industrial Portfolio,” owns 23 industrial properties and holds a master lease with a remaining term of 11.5 years with respect to another industrial property. Although the Company holds an 80% membership interest and income, losses and distributions are generally allocated based on the members’ respective membership interests, the Company and New Leaf have equal voting rights with regard to certain major decisions. Based on these facts, the Company determined its investment in the National Industrial Portfolio joint venture to be a variable interest, and therefore, the National Industrial Portfolio joint venture to be a variable interest entity.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Due to provisions within the joint venture agreement that would allow the Company to exercise control over the liquidation of the joint venture, the Company concluded that it is the primary beneficiary of this variable interest entity. Therefore, the Company consolidates the joint venture in its financial statements and records the portion of the joint venture not owned by the Company as noncontrolling interest. During the nine months ended September 30, 2011, the National Industrial Portfolio joint venture recognized net income of $1.0 million, of which $0.2 million was allocated to the noncontrolling interest.

15.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
HSC Partners Joint Venture
On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture (the “HSC Partners Joint Venture”) that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounts for its preferred membership interests in the HSC Partners Joint Venture under the equity method of accounting since the Company is not the primary beneficiary of the HSC Partners Joint Venture, but does have more than a minor interest. Since the Company will most likely only receive preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests results in the Company recording all distributions received as income. The Company does not record its share of the changes in the book value of the HSC Partners Joint Venture as it is not required to absorb losses and does not expect increases in the book value of the HSC Partners Joint Venture to have any material impact on the cash flows it will receive over the course of the investment. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to its joint venture operating agreement to convert another lender’s $30.0 million of outstanding mezzanine debt into preferred membership interests. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture remaining after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. Accordingly, the Company does not expect to receive future income from its investment in the HSC Partners Joint Venture until the outstanding mortgage and mezzanine lenders are paid in full. During three and nine months ended September 30, 2011, the Company recognized $0.8 million and $5.0 million, respectively, of preferred distributions as income from the HSC Partners Joint Venture. The Company does not expect to receive future income from its investment in the HSC Partners Joint Venture.
Citizens Bank Joint Venture
The Company, through the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio pursuant to the Settlement Agreement, will receive a 99% interest in the Citizens Bank Joint Venture prior to December 15, 2011. The Citizens Bank Joint Venture owns approximately 52 bank branch properties occupied primarily by Citizens Bank. Although the Company will have a majority interest in the Citizens Bank Joint Venture, it will only have a 33% voting interest and will not have the power to direct certain activities. Under the joint venture agreement, any major decision would require a unanimous consent from the joint venture’s authorized representatives. Based on these facts, the Company determined its investment in the Citizens Bank Joint Venture to be a variable interest since it has disproportionately few voting rights. The Company is not the primary beneficiary of this variable interest entity, as the Company does not have the power to direct certain activities, and the Company accounts for the interest in the Citizens Bank Joint Venture under the equity method of accounting. At the Effective Date, the Company’s interest in the joint venture was recorded at a fair value of $0 based on the estimated fair value of the collateral. See also Note 19, “Subsequent Events — Citizens Bank Joint Venture.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

16.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$40,943	$42,156
Supplemental Disclosure of Significant Noncash Transactions:
Assets and liabilities assumed in connection with the Settlement Agreement
Transfer of the GKK Properties	1,790,768	—
Liabilities related to the GKK Properties	1,444,299	—
Pledged government securities	93,623
Restricted cash	123,815	—
Accounts payable and other liabilities	135,399	—
Accounts receivable and assets	38,846	—
Investment in real estate acquired through foreclosure	—	90,606
Liabilities assumed through foreclosure of real estate	—	52,483
(Decrease) in distributions payable	(88)	(68)
Increase in capital expenses payable	690	818
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	34,937	34,851

17.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. Under the real estate-related segment, the Company has invested in and originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities and preferred membership interest investments. Under the GKK Properties segment, the Company has received or will receive transfers of the Equity Interests in the indirect owners of, or holders of a leasehold interest in, primarily office and bank branch properties located throughout the United States. All revenues earned from the Company’s three operating segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its operating segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and nine months ended September 30, 2011 and 2010, and total assets and total liabilities for each reportable segment as of September 30, 2011 and December 31, 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Real estate segment	$40,882	$44,278	$127,811	$138,133
Real estate-related segment	2,734	11,629	14,481	35,802
GKK Properties segment	26,347	—	26,347	—
Total revenues	$69,963	$55,907	$168,639	$173,935
Interest Expense:
Real estate segment	$11,142	$11,662	$34,045	$34,823
Real estate-related segment	2,291	1,306	8,086	3,846
GKK Properties segment	7,385	—	7,385	—
Total interest expense	$20,818	$12,968	$49,516	$38,669
NOI:
Real estate segment	$10,526	$11,953	$32,953	$42,310
Real estate-related segment	112	10,709	6,716	32,941
GKK Properties segment	4,918	—	4,918	—
Total NOI	$15,556	$22,662	$44,587	$75,251

	As of September 30,	As of December 31,
	2011	2010
Assets:
Real estate segment	$1,451,242	$1,484,461
Real estate-related segment	112,271	568,149
GKK Properties segment	2,230,251	—
Total segment assets	3,793,764	2,052,610
Real estate held for sale	20,661	196,221
Foreclosed real estate held for sale	28,848	49,110
Corporate-level(1)	65,862	135,449
Total assets	$3,909,135	$2,433,390
Liabilities:
Real estate segment	$1,159,907	$1,138,803
Real estate-related segment	7,135	278,211
GKK Properties segment	1,930,136	—
Total segment liabilities	3,097,178	1,417,014
Real estate held for sale	14,700	120,844
Corporate-level(2)	10,660	10,648
Total liabilities	$3,122,538	$1,548,506
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $65.2 million and $135.3 million as of September 30, 2011 and December 31, 2010, respectively.
(2) As of September 30, 2011 and December 31, 2010, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(29,523)	$4,133	$(56,857)	$(111,702)
Gain on sale of foreclosed real estate held for sale	(58)	(296)	(134)	(1,836)
Other interest income	(23)	(62)	(140)	(115)
General and administrative expenses	16,097	2,207	21,841	6,640
Depreciation and amortization	23,442	17,072	55,328	55,300
Impairment charge on real estate	12,360	—	12,360	123,453
Provision for loan losses	(26)	57	(3,846)	3,691
Total (income) loss from discontinued operations	(6,713)	(449)	16,035	(180)
NOI	$15,556	$22,662	$44,587	$75,251

18.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received or will indirectly receive leasehold interests in certain commercial properties. The property leases have expiration dates between 2011 and 2085 and the ground leases have expiration dates between 2012 and 2101. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the properties.
Future minimum lease payments owed by the Company under non-cancelable operating leases as of September 30, 2011 are as follows (in thousands):

October 1, 2011 through December 31, 2011	$5,201
2012	20,684
2013	20,296
2014	19,764
2015	19,116
Thereafter	157,492
$242,553
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Concentration of Credit Risk
Because the Company consolidated in its financial statements as of the Effective Date all of the assets and liabilities assumed or to be assumed by the Company in connection with the Transfers of the Equity Interests pursuant to the Settlement Agreement, including the Equity Interests in entities owning the GKK Properties occupied by Bank of America, N.A., as of September 30, 2011, Bank of America, N.A., represented approximately 23% of the Company’s annualized base rent. Bank of America Corporation is the guarantor of various leases that its subsidiary, Bank of America, N.A., has or will have with the Company. See Note 4, “Real Estate Held For Investment.”
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
Since under the Settlement Agreement, the Company is indirectly taking or will indirectly take title to or, with respect to a limited number of the GKK Properties, indirectly taking or will indirectly take a leasehold interest in, the GKK Properties through the Transfers of Equity Interests, the GKK Properties are being transferred to us on an “as is” basis. As such, the Company was not able and will not be able to inspect the GKK Properties or conduct standard due diligence on certain of the GKK Properties before the Transfers. Additionally, the Company did not receive representations, warranties and indemnities relating to the GKK Properties from Gramercy and/or its affiliates. Thus, the value of the GKK Properties may decline if the Company subsequently discovers environmental problems with the GKK Properties.
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

19.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 14, 2011, the Company paid distributions of $8.2 million, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On September 28, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from October 1, 2011 through October 31, 2011, which the Company expects to pay in November 2011, and on October 28, 2011, the Company’s board of directors declared distributions based on daily records for the period from November 1, 2011 through November 30, 2011, which the Company expects to pay in December 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Financings Subsequent to September 30, 2011
South Towne Corporate Center I and II Mortgage Loan
On October 25, 2011, the Company, through an indirect wholly owned subsidiary, entered into a mortgage loan with an unaffiliated lender, for $27.5 million secured by South Towne Corporate Center I and II (the “South Towne Corporate Center I and II Mortgage Loan”). The South Towne Corporate Center I and II Mortgage Loan matures on November 1, 2015, with an option to extend the maturity date to November 1, 2016, subject to certain conditions contained in the loan agreement. The South Towne Corporate Center I and II Mortgage Loan bears interest at a variable rate of 200 basis points over one-month LIBOR. Monthly payments on the South Towne Corporate Center I and II Mortgage Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity.
Pay-off of the Sabal IV Mortgage Loan and Addition to the Portfolio Secured Mortgage Loan Facility
On March 5, 2007, in connection with the acquisition of the Sabal IV Building, the Company, through an indirect wholly owned subsidiary, entered into a mortgage loan with an unaffiliated lender for $11.0 million secured by the Sabal IV Building (the “Sabal IV Mortgage Loan”). The Sabal IV Mortgage Loan bore interest at a fixed rate of 5.14% per annum for the first two years and 5.84% thereafter and matured on October 1, 2011. On October 3, 2011, the Company paid off the entire principal balance outstanding and accrued interest in the amount of $11.1 million.
On July 9, 2008, certain of the Company’s wholly owned subsidiaries, entered into a secured four-year mortgage loan agreement with an unaffiliated lender providing for a mortgage loan facility in the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations, secured by various real estate properties owned by these wholly owned subsidiaries of the Company. The determination of the maximum principal amount of the Portfolio Secured Mortgage Loan Facility was based on a percentage of the appraised value of the properties in the portfolio that secure the loan. The maturity date of the loan is July 9, 2012, with two one-year extension options subject to certain conditions. On October 27, 2011, the Sabal IV Building was added to the Portfolio Secured Mortgage Loan Facility and an additional $7.5 million was funded to the Company. The Portfolio Secured Mortgage Loan, including the additional $7.5 million secured by the Sabal IV Building, bears interest at a floating rate of 220 basis points over one-month LIBOR. Because of the prior removal from the portfolio of some of the real estate properties that secured the Portfolio Secured Mortgage Loan, as of October 27, 2011, and after the funding of the additional $7.5 million, the aggregate principal amount outstanding under the loan is $107.9 million, which is the maximum amount that may be drawn under the loan.
Citizens Bank Joint Venture
Pursuant to the Settlement Agreement, the Company will receive the Equity Interests in the entity which owns a 99% interest in the Citizens Bank Joint Venture prior to December 15, 2011. On October 24, 2011, the member of the Citizens Bank Joint Venture that holds the 1% interest assigned its entire interest in the joint venture to the 99% interest holder. As a result of the assignment, the Company is deemed to have control of the Citizens Bank Joint Venture and will consolidate the Citizens Bank Joint Venture as of the assignment date. As of September 30, 2011, estimated fair value of both the real estate and mortgage debt was approximately $61.6 million.
San Antonio Business Park Mortgage Loan
On March 28, 2008, the Company, through an indirect wholly owned subsidiary, purchased a first mortgage loan secured by the San Antonio Business Park (the “San Antonio Business Park Mortgage Loan”) from an unaffiliated seller.  The San Antonio Business Park consists of two office-flex properties containing 411,959 square feet in San Antonio, Texas.  On October 14, 2011, the Company entered into a mortgage loan sale agreement to sell the San Antonio Business Park Mortgage Loan to an unaffiliated buyer for $22.0 million.  In addition, the Company has a subordinated participation interest in the loan, whereby the buyer will receive 100% of cash flows from the loan until such time as its $22.0 million investment has been repaid in full plus any accrued interest and expenses incurred by the buyer. The Company would receive any remaining cash flows thereafter. As of September 30, 2011, the Company has not recorded any loan loss reserve related to this loan as the fair value of the future cash flows the Company anticipates to receive related to this loan exceeds the book value of the loan. As of September 30, 2011, the book value of the loan was $25.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST I, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

20.	GKK BORROWER FINANCIAL STATEMENTS
The summarized unaudited financial information derived from Gramercy’s real estate segment, as disclosed in its Annual Reports on Form 10-K as filed with the SEC, and adjusted for discontinued operations and certain general and administrative expenses, is below.
For periods prior to Gramercy’s acquisition of AFR on April 1, 2008, AFR’s historical summary financial information is presented. For the periods subsequent to Gramercy’s acquisition of AFR, the summary consolidated financial information of the GKK Borrower is presented. The Company is providing the consolidated financial information of the GKK Borrower for the periods after April 1, 2008 because the only assets of the GKK Borrower are ownership interests in AFR and subsidiaries of AFR and the GKK Mezzanine Loan was secured by pledges of 100% of the equity interests in AFR and 100% or less of the equity interests in certain subsidiaries of AFR. The consolidated financial information of the GKK Borrower is not directly comparable to historical financial information of AFR due to closing adjustments associated with Gramercy’s acquisition of AFR.
(in thousands)

	AFR Pre-Acquisition (1)	GKK Borrower Post-Acquisition (2)
Balance Sheet	As of December 31, 2007 (unaudited)	As of December 31, 2008 (unaudited)	As of December 31, 2009 (unaudited)	As of December 31, 2010 (unaudited)
Real estate investments, net	$2,108,532	$3,178,527	$3,147,249	$2,253,394
Cash and cash equivalents	124,848	91,240	33,544	35,046
Other assets	997,998	893,419	702,486	545,595
Total assets	$3,231,378	$4,163,186	$3,883,279	$2,834,035
Mortgage notes payable	$1,436,248	$2,469,993	$2,337,758	$2,285,366
Other liabilities	1,181,333	1,052,138	1,012,294	917,382
Total liabilities	2,617,581	3,522,131	3,350,052	3,202,748
Total AFR or the GKK Borrower’s stockholders’ equity	606,417	638,343	532,032	(369,574)
Noncontrolling interest	7,380	2,712	1,195	861
Total equity	613,797	641,055	533,227	(368,713)
Total liabilities and equity	$3,231,378	$4,163,186	$3,883,279	$2,834,035

	AFR Pre-Acquisition (1)	GKK Borrower Post-Acquisition (2)	GKK Borrower and AFR (3)	GKK Borrower Post-Acquisition (2)	GKK Borrower Post-Acquisition (2)
Income Statement	Three Months Ended March 31, 2008 (unaudited)	Nine Months Ended December 31, 2008 (unaudited)	Year Ended December 31, 2008 (unaudited)	Year Ended December 31, 2009 (unaudited)	Year Ended December 31, 2010 (unaudited)
Total revenues	$94,399	$325,364	$419,763	$437,395	$422,673
Total operating expenses	(56,311)	(141,595)	(197,906)	(213,555)	(1,094,625)
Interest and other income	2,272	3,250	5,522	3,522	6,248
Depreciation and amortization	(30,189)	(69,062)	(99,251)	(110,177)	(107,249)
Interest expense	(30,353)	(119,954)	(150,307)	(126,678)	(119,120)
Gain on sale of properties	—	—	—	4,096	2,658
Equity in loss from joint venture	(542)	(2,092)	(2,634)	(2,637)	(2,884)
Discontinued operations	10,024	(73)	9,951	(7,129)	(1,430)
Net loss	(10,700)	(4,162)	(14,862)	(15,163)	(893,729)
Less: Net loss (income) attributable to the noncontrolling interest	1,220	(382)	838	(349)	(245)
Net (loss) income attributable to AFR or the GKK Borrower	$(9,480)	$(4,544)	$(14,024)	$(15,512)	$(893,974)
_____________________
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

•
We may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of our assets sooner than we otherwise would. We may not have sufficient liquidity, whether from our operations or our dividend reinvestment plan, to fund our future capital needs and, as a result of the debt we have assumed or will assume in relation to the GKK Properties (defined below), we presently have extremely limited additional borrowing capacity. Additionally, the Amended Repurchase Agreements (defined below) and/ or some of our other debt, including debt we have assumed or will assume in relation to the GKK Properties that are being transferred under the Settlement Agreement (defined below), contain restrictive covenants relating to our operations, our ability to incur additional debt and our ability to declare distributions.

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

•
During the term of the Amended Repurchase Agreements, we agreed to continue to limit redemptions under our share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). These restrictions will likely be in place until April 28, 2013. Moreover, we do not expect to have funds available for ordinary redemptions in the future except potentially from funds generated from asset sales.

•
In relation to the Settlement Agreement, we may not be able to obtain the consents or approvals of certain Mortgage Pool (defined below) lenders to prevent defaults under the Mortgage Pools upon the Transfers (defined below) of Equity Interests (defined below) pursuant to the Settlement Agreement, which defaults could result in our losing part or all of the GKK Properties securing certain Mortgage Pools.

•
We may not be able to enforce the Settlement Agreement, especially if GKK Stars (defined below) or its affiliates file for bankruptcy or are otherwise the subject of an involuntary bankruptcy proceeding.

•
We may not be able successfully operate and sell the GKK Properties transferred or to be transferred under the Settlement Agreement given current economic conditions and the concentration of the GKK Properties in the financial services sector, the significant debt obligations we have assumed or will assume with respect to such GKK Properties, and our advisor’s limited experience operating and selling bank branch properties.

•	Delays in our timely receipt of financial information on the GKK Properties from the property managers may make it difficult for us to meet our reporting obligation deadlines.

•
As a result of the GKK Properties transferred or to be transferred under the Settlement Agreement, a significant portion of our properties will be leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

All forward-looking statements should be read in light of the risks identified in our Current Report on Form 8-K, filed on November 9, 2011 with the Securities and Exchange Commission (the “SEC”).
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
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We continue to issue shares of common stock under our dividend reinvestment plan. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and, as of September 30, 2011, we had sold 25,013,478 shares under our dividend reinvestment plan for gross offering proceeds of $211.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2011, we owned 54 real estate properties (including one office property that is held for sale and excluding the GKK Properties defined below), one master lease, nine real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of September 30, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which four condominium units, two retail spaces and parking spaces were held for sale.
In addition, on September 1, 2011 (the “Effective Date”), we, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Capital Corp. (“Gramercy”) that indirectly owns the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by wholly owned subsidiaries of Gramercy to KBS. The Settlement Agreement contemplates the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly own or, with respect to a limited number of properties, hold a leasehold interest in, approximately 815 properties (the “GKK Properties”), including approximately 524 bank branch properties and approximately 291 office buildings, operations centers and other properties, as well as a 99% interest in a joint venture that owns approximately 52 bank branch properties occupied primarily by Citizens Bank (the “Citizens Bank Joint Venture”). As of September 30, 2011, GKK Stars had transferred certain Equity Interests to us, giving us title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 317 of the GKK Properties and we will take title to or, with respect to a limited number of GKK Properties, will take a leasehold interest in, an additional 498 of the GKK Properties no later than December 15, 2011.
Our focus in 2011 is to manage our existing portfolio. To the extent we receive proceeds from the repayment of real estate-related investments or the sale of properties in 2011, we are required under existing financing agreements to use a majority of these funds to pay down debt and maintain a liquidity reserve, but may use a portion of the funds to pay distributions to our stockholders.
Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan
Background
On August 22, 2008, we, through an indirect wholly owned subsidiary, acquired a senior mezzanine loan with a face amount of $500,000,000 (the “GKK Mezzanine Loan”). The GKK Mezzanine Loan was used to finance a portion of Gramercy’s acquisition of American Financial Realty Trust (“AFR”) and its real estate portfolio that closed on April 1, 2008. Also in connection with its acquisition of AFR, Gramercy, through wholly owned subsidiaries, secured senior mortgage financing (the “Goldman/Citi Mortgage Loan”) and junior mezzanine financing (the “Junior Mezzanine Loan”) from Goldman Sachs Mortgage Company (“Goldman”), Citicorp North America, Inc. (“Citi”) and SL Green Realty Corp. Commencing on March 11, 2011, we, through indirect wholly owned subsidiaries, entered into a series of extension agreements to extend the maturity date of the GKK Mezzanine Loan to May 6, 2011. The extension agreements related to the GKK Mezzanine Loan also extended the maturity dates of the Goldman/Citi Mortgage Loan and the Junior Mezzanine Loan to May 6, 2011. On May 6, 2011, the Goldman/Citi Mortgage Loan, the GKK Mezzanine Loan and the Junior Mezzanine Loan (collectively, the “GKK Loans”) matured and all amounts outstanding under these loans became due and payable by the wholly owned subsidiaries of Gramercy that were the borrowers under the respective loan agreements (collectively, the “GKK Borrower”). As such, as of May 6, 2011, the GKK Loans were in default.
On September 1, 2011, we, through KBS, entered into (a) the Settlement Agreement with, among other parties, GKK Stars, and (b) an Acknowledgment and Consent Agreement with, among other parties, Goldman and Citi, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed to KBS by the GKK Borrower. Pursuant to the Settlement Agreement, on September 1, 2011, KBS indirectly took title to or, with respect to a limited number of GKK Properties, took a leasehold interest in, 317 of the GKK Properties and will take title to or, with respect to a limited number of GKK Properties, will take a leasehold interest in, an additional 498 of the GKK Properties no later than December 15, 2011. Such transfers of the Equity Interests in the owners of, or in the holders of leasehold interests in, the GKK Properties are referred to herein as the “Transfers.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Repurchase Agreements
The GKK Mezzanine Loan is security for two repurchase agreements: one with Goldman and one with Citigroup Financial Products Inc. (“Citigroup” and, together with Goldman, the “GKK Lenders”). On April 28, 2011, our subsidiaries that are the borrowers under the repurchase agreements (individually and collectively, “KBS GKK”) and the GKK Lenders amended and restated the repurchase agreements, which agreements were further amended on May 10, 2011 and on September 1, 2011 (the “Amended Repurchase Agreements”). The purposes of the Amended Repurchase Agreements were, among others, to (i) extend the maturity dates of the existing repurchase agreements between KBS GKK, and Goldman and Citigroup, respectively, dated August 22, 2008, as amended, (ii) provide for additional security for the GKK Lenders under the Amended Repurchase Agreements, and (iii) set certain conditions that, on the date met (the “Conversion Date”), would automatically convert the Amended Repurchase Agreements into a mezzanine loan.
The Amended Repurchase Agreements will terminate on the earliest to occur of (i) April 28, 2013, (ii) the Conversion Date, (iii) the full payment of all obligations under the Amended Repurchase Agreements, or (iv) upon an event causing the Amended Repurchase Agreements to otherwise terminate.
As part of the closing of the Amended Repurchase Agreements, we paid $120 million in the aggregate to the GKK Lenders, of which approximately $115 million was used for the reduction of the principal balance under the Amended Repurchase Agreements (the “Principal Payment”), with the remaining $5 million used for accrued interest, and costs and expenses incurred by the GKK Lenders in connection with the closing of the Amended Repurchase Agreements. On May 10, 2011, the GKK Lenders advanced an additional $34.4 million under the Amended Repurchase Agreements to fund our acquisition, through KBS GKK, of a subordinated portion of the Goldman/Citi Mortgage Loan (the “GKK Subordinated Mortgage Loan”). Additionally, in connection with the acquisition of the GKK Subordinated Mortgage Loan, on May 10, 2011, the GKK Lenders advanced an additional $8.5 million under the Amended Repurchase Agreements to fund our acquisition, through KBS GKK, of a subordinated portion of the Junior Mezzanine Loan (the “GKK Junior Mezzanine Tranche”).
As of September 30, 2011, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $180.7 million. The Amended Repurchase Agreements are secured by participation interests in the GKK Mezzanine Loan, the GKK Subordinated Mortgage Loan, the GKK Junior Mezzanine Tranche and the Equity Interests.
The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, we, through KBS GKK, were and are required to make certain mandatory payments to the GKK Lenders as follows:

(i)	on October 15, 2011, we made an amortization payment of $35 million;

(ii)
every three months from October 15, 2011 through April 2013, amortization payments of approximately $24.3 million, which payments may be decreased by KBS GKK making any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
on October 15, 2011, we made payments relating to the acquisition of the GKK Subordinated Mortgage Loan and the GKK Junior Mezzanine Tranche in the amount of $1.6 million, and we must make payments in the amount of $1.1 million every three months thereafter through April 2013;

(iv)	all proceeds received by KBS GKK related to the GKK Mezzanine Loan; and

(v)
75% to 100% of excess cash flows or net cash proceeds from: (a) the foreclosure or sale of the GKK Properties; (b) the sale of certain real estate-related debt investments owned by us; (c) the sale of substantially all other properties owned by us, in excess of $75 million in the aggregate in any calendar year; and (d) certain indebtedness incurred or equity issued (excluding proceeds from our dividend reinvestment plan), by us.

KBS GKK may voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties.
In the event of: (i) a default under the Amended Repurchase Agreements; or (ii) bankruptcy or an act of insolvency with respect to the borrowers under the Goldman/Citi Mortgage Loan, the GKK Borrower or the borrowers under the Junior Mezzanine Loan, provided that such borrowers are then affiliates of us, the GKK Lenders shall have all voting and consent rights with respect to the GKK Mezzanine Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Amended Repurchase Agreements require KBS GKK and its subsidiaries, and us and certain of our subsidiaries that indirectly own most of our assets (collectively, the “Guarantors”), to meet certain financial and other covenants, which include, among other covenants, the requirements (i) for the Guarantors to maintain minimum liquidity of $9.0 million for the four month period beginning in May 2011, and $19.0 million thereafter and (ii) for KBS GKK to use its best efforts to comply with certain foreclosure procedures in connection with the exercise of remedies under the GKK Mezzanine Loan. The Guarantors have guaranteed, and other of our subsidiaries as may be added in the future will guarantee, all amounts owed by KBS GKK to the GKK Lenders under the Amended Repurchase Agreements. We also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements we would not create or incur additional liens or indebtedness on our assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, we also agreed (i) except for distributions to stockholders necessary to maintain our REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in us pursuant to the dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).
In connection with its execution of the Settlement Agreement (discussed below), KBS GKK agreed that a default by KBS on any of the five loans specified in the Amended Repurchase Agreements (a “Mortgage Default”), including the Goldman/Citi Mortgage Loan, may, in certain circumstances, constitute a default under the Amended Repurchase Agreements. Under certain conditions, a Mortgage Default would not trigger a default under the Amended Repurchase Agreements if KBS were to transfer the Equity Interests in the owner of the property subject to the Mortgage Default to the GKK Lenders.
Settlement Agreement
On the Effective Date, we, through KBS, entered into (a) the Settlement Agreement with, among other parties, GKK Stars, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS, and (b) an Acknowledgment and Consent Agreement with, among other parties, Goldman and Citi.
Under the Settlement Agreement, GKK Stars agreed to cause the Transfers to KBS of the Equity Interests in the indirect owners of or, with respect to a limited number of GKK Properties, the holders of a leasehold interest in, the GKK Properties, with Transfers to commence on the Effective Date. The Settlement Agreement contemplates the transfer of Equity Interests in entities that own or hold leasehold interests in approximately 815 GKK Properties, including approximately 524 bank branch properties and approximately 291 office buildings, operations centers and other properties, as well as a 99% interest in the Citizens Bank Joint Venture. Our calculated values of the underlying GKK Properties and related current assets and liabilities, supports the approximately $1.9 billion total of the combined outstanding mortgage loan balance encumbering the GKK Properties (including the GKK Subordinated Mortgage Loan) plus our carrying value of the GKK Mezzanine Loan and GKK Junior Mezzanine Tranche prior to our entry into the Settlement Agreement. As a result, no gain or loss was recorded upon the signing of the Settlement Agreement and the consolidation of the underlying GKK Properties and related assets and liabilities. The fair value of the individual GKK Properties was determined using either a direct capitalization approach (generally for stabilized properties with long-term leases) or a discounted cash flow analysis. The GKK Properties that are or will be wholly owned by our indirect wholly owned subsidiaries have a total of approximately 20.7 million rentable square feet and are located in 36 different states.
Below is a summary of the GKK Properties:

Property Type	Number of Properties	Number of States (1)	Rentable Square Feet	Average Remaining Lease Term in Years	Occupancy
Branch properties	524	28	3,397,659	6.6	89%
Office buildings/ Operations centers	288	36	17,275,203	9.4	83%
Land & parking	3	3	4,587	8.0	N/A
	815		20,677,449	9.2	84%
_____________________
(1) In total, the GKK Properties are located in 36 different states throughout the United States.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On the Effective Date, KBS received Equity Interests in the holders of an interest in 317 of the GKK Properties. Following the Effective Date, KBS will have the right to receive the remaining Equity Interests at the times and in the order of its choosing, pursuant to terms contained in the Settlement Agreement relating to specific Mortgage Pools (defined below). However, if all remaining Equity Interests have not been transferred to KBS by December 15, 2011, it must accept the transfer of all of the Equity Interests in AFR, resulting in the Transfer of the Equity Interests in the owners of any and all of the 498 GKK Properties not yet transferred as well as the interest in the Citizens Bank Joint Venture. With respect to the Transfers, the GKK Borrower has agreed to cooperate with KBS and not to interfere with certain actions taken or to be taken by KBS to effect such Transfers including, among others, KBS’s negotiations with the third-party lenders of the Mortgage Pools to obtain any consents necessary to effectuate the Transfers and the assumption of the Mortgage Pools. As KBS receives each Transfer, the outstanding indebtedness under the GKK Mezzanine Loan will be reduced by agreed upon amounts. The Equity Interests transferred to KBS immediately become additional security for the Amended Repurchase Agreements.
Because the Settlement Agreement provides that KBS must accept the Transfer of all of the remaining Equity Interests that have not been transferred as of December 15, 2011, with the only requirement being the passage of time, and because for accounting purposes (although not for legal purposes), we are deemed to control the decisions that affect the economic outcome of all of the Equity Interests and all of the GKK Properties as of the Effective Date, we have consolidated in our financial statements as of the Effective Date all assets and liabilities assumed or to be assumed by us in connection with the Transfers of the Equity Interests and the GKK Properties to be wholly owned, owned through the Citizens Bank Joint Venture or held through leasehold interests, including the related assumption of the Mortgage Pools and other liabilities related to the GKK Properties to be Transferred. Additionally, the outstanding indebtedness under the GKK Mezzanine Loan has been eliminated in consolidation in our consolidated financial statements.
As of the Effective Date, GKK Stars had agreed to provide: standard asset management services relating to the GKK  Properties transferred or to be transferred pursuant to the Settlement Agreement (the “Services”) through December 31, 2013, which Services may be terminated by either GKK Stars or KBS at any time on 90 days prior written notice, subject to certain additional termination rights and restrictions; and to provide us with financial information for the GKK Properties for fiscal year 2011.  As compensation for the Services, KBS agreed to pay to GKK Stars: (i) an annual fee of $10 million (prorated for incomplete years) plus all property-related expenses incurred by GKK Stars, (ii) subject to certain terms and conditions in the Settlement Agreement, participation interests in the amounts by which the net sales proceeds from the sale of the GKK Properties plus the remaining net value of KBS’ remaining assets exceed certain threshold amounts, and (iii) subject to certain conditions in the Settlement Agreement, a minimum of $3.5 million.  Accordingly, we have recorded a contingent liability of $12.0 million based on the expected consideration to be paid as a result of GKK Stars’ participation interests.  GKK Stars and KBS have agreed to negotiate a separate management services agreement to further outline the terms and conditions under which GKK Stars or one of its affiliates would continue to provide the Services for KBS.  The terms of such an agreement have not yet been finalized; however, and there can be no assurance that GKK Stars or one of its affiliates and KBS will ever consummate such an agreement.  In the event KBS and GKK Stars or one of its affiliates are unable to consummate such an agreement by March 31, 2012, the terms for the provision of the Services under the Settlement Agreement shall automatically terminate on June 30, 2012, though, in certain circumstances, GKK Stars will retain its right to the participation interests and minimum threshold described above.
Prior to the Transfers, the GKK Borrower agreed to refrain from entering into certain agreements relating to the Gramercy real estate portfolio, incurring debt except as permitted in the loan agreement relating to the GKK Mezzanine Loan, making certain transfers of the GKK Properties and making certain distributions. So long as KBS is still obligated under certain Mortgage Pools, the Guarantor and our indirect wholly owned subsidiaries created to receive the Equity Interests may not incur debt for borrowed money in excess of $180 million (which may be increased to $200 million under certain circumstances), other than mortgage financing secured by, among other things, interests in real property, and other than the GKK Mezzanine Loan.
With the exception of 52 unencumbered properties, including 38 properties in which we have received or will receive leasehold interests, and properties that would be held through the Citizens Bank Joint Venture, the GKK Properties subject to the Transfers are divided into 25 separate property pools with each property pool being encumbered by a mortgage loan in favor of a third-party lender (collectively, the “Mortgage Pools” and individually, a “Mortgage Pool”), except for the $34.3 million GKK Subordinated Mortgage Loan that we own. As of September 30, 2011, the aggregate outstanding principal balance of the Mortgage Pools was $1.5 billion, including the GKK Subordinated Mortgage Loan, which had a balance of $34.3 million. As of September 30, 2011, the Mortgage Pools had a total of $1.0 billion of fixed rate notes payable with a weighted-average annual effective interest rate of 5.8% and a total of $0.5 billion of variable rate notes payable with a weighted-average annual effective interest rate of 3.0%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 1, 2011, in connection with the initial Transfer of Equity Interests under the Settlement Agreement, we assumed five of the mortgage loans in the amount of $269.2 million and received Equity Interests in the owners of the GKK Properties securing these loans. As of September 30, 2011, we were in the process of negotiating with the lenders for their consent to assume the remainder of the mortgage loans in the amount of $1.2 billion. In order to obtain their consent, some of the contractual terms of the loans may be modified. We anticipate our assumptions of these loans to occur by December 15, 2011 and if we are unable to reach an agreement, the lenders under these mortgage loans could pursue the remedies specified in the loan documents in relation to the underlying GKK Properties, which could result in our losing part or all of these GKK Properties.
Market Outlook – Real Estate and Real Estate Finance Markets
During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the U.S. and global financial markets. Economies throughout the world have experienced increased unemployment and sagging consumer confidence due to a downturn in economic activity. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.  Recent global economic events centered on the possible default of sovereign government debt in Europe and the lowering of the credit rating of the United States by Standard & Poor’s to AA+ from AAA have increased market volatility.
The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
In Europe, the growing sovereign debt crisis remains a concern. The European banking system holds material quantities of sovereign debt on their balance sheets. A default or restructuring in any of a number of issuers could have a negative impact on the global banking system. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011 the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. This resurgence in market activity has spread to secondary and tertiary markets as post-crisis market conditions improved and economic growth stabilized.
Beginning in 2010, the U.S. commercial real estate industry has experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means a given. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type. Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.

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
Impact on Our Real Estate-Related Investments
Nearly all of our real estate-related investments are either directly secured by commercial real estate (e.g., first deeds of trust or mortgages) or secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments in general have been impacted by the same factors impacting our real estate investments. In particular, our investments in mezzanine loans and B-Notes have been impacted to a greater degree as current valuations for buildings directly or indirectly securing our investment positions have likely decreased from the date of our acquisition or origination of these investments. In such instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the performance of collateral directly or indirectly securing our loan investments, and therefore have impacted the ability of some borrowers under our loans to make contractual interest payments to us. For the nine months ended September 30, 2011, we recorded a reduction of loan loss reserve of $3.8 million, which was comprised of a $14.3 million increase of loan loss reserve calculated on an asset-specific basis, offset by a reduction of $18.1 million to our portfolio-based reserve.
Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we do not have any investments maturing within a year from September 30, 2011. We have variable rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $15.0 million and fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $144.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties and the properties directly or indirectly serving as the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes, credit facilities and repurchase agreements at maturity or may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will meet or otherwise be permitted to extend the maturity of our current loan agreements, we can give no assurance in this regard. Assuming our notes payable, credit facilities and repurchase agreements are fully extended under the terms of the respective loan agreements, we have $868.8 million of debt obligations maturing during the 12 months ending September 30, 2012. On August 9, 2011 we, through the National Industrial Portfolio joint venture, extended the terms of the loan agreements relating to $443.6 million of mortgage and mezzanine debt related to our consolidated investment in the National Industrial Portfolio joint venture, which debt was to mature on August 9, 2011, to December 31, 2011, and we may, at our option, further extend the loans to August 9, 2012, subject to certain terms in the loan agreements.
As of September 30, 2011, we had a total of $1.5 billion of fixed rate notes payable and $1.3 billion of variable rate notes payable and repurchase agreements. Of the $1.3 billion of variable rate notes payable and repurchase agreements, $85.4 million are effectively fixed through interest rate swaps. In addition to the debt obligations maturing during the 12 months ending September 30, 2012, we are required to make a minimum of $107.9 million in amortization payments of principal related to the Amended Repurchase Agreements prior to September 30, 2012 and to pay $4.9 million in fees relating to the amendment of these repurchase agreements by September 30, 2012.
As discussed under “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan,” we have consolidated in our financial statements as of the Effective Date all assets and liabilities assumed or to be assumed by us in connection with the Transfers of the Equity Interests and the GKK Properties to be wholly owned, owned through the Citizens Bank Joint Venture or held through leasehold interests, including the related assumption of the Mortgage Pools and other liabilities related to the GKK Properties to be transferred. On September 1, 2011, in connection with the initial Transfer of the GKK Properties, we assumed five of the mortgage loans and received Equity Interests in the owners of the GKK Properties securing the loans. As of September 30, 2011, we were in the process of negotiating with the lenders for their consent to assume the remainder of the mortgage loans. In order to obtain their consent, some of the contractual terms of the loans may be modified. We anticipate our assumptions of these loans to occur by December 15, 2011 and if we are unable to reach an agreement, the lenders under these mortgage loans could pursue the remedies specified in the loan documents in relation to the underlying GKK Properties, which could result in our losing part or all of these GKK Properties.
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
We ceased offering shares of common stock in our primary offering on May 30, 2008 and continue to issue shares under our dividend reinvestment plan. To date, we have invested the proceeds from our initial public offering and do not currently plan to acquire or originate more real estate or real estate-related assets. We intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments, funds available under our credit facilities, proceeds from our dividend reinvestment plan, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect to use our cash flows from operations, and to the extent permitted under our financing agreements, proceeds from the sale of properties in 2011 and proceeds from debt financing to pay distributions to our stockholders. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the Amended Repurchase Agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in our dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan). See “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan” above.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2011, our real estate portfolio was 81% occupied and our bad debt reserve was approximately 1% of annualized base rent. Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees and debt service payments. Cash flows from operations from our real estate‑related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of September 30, 2011, two of the eight borrowers under our real estate loans receivable were delinquent and these loans have an amortized cost basis of $88.8 million. As a result of these factors, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to maximize the performance of our assets.
We depend on the proceeds from our dividend reinvestment plan for general corporate purposes, including capital expenditures on our real estate investments, tenant improvement costs and leasing costs related to our investments in real estate properties; reserves required by financings of our investments in real estate properties; funding obligations under our real estate loans receivable; the repayment of debt; and the repurchase of shares under our share redemption program. During the second half of 2009 and throughout 2010, the participation in our dividend reinvestment plan decreased in comparison to 2008. Further reductions in participation under the dividend reinvestment plan could adversely impact our ability to meet our capital needs and could require us to reduce distributions to stockholders. Based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” we have announced that we do not expect to have funds available for the share redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the Amended Repurchase Agreements, we would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” See “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan” above. We do not expect to have funds available for ordinary redemptions in the future except potentially from funds generated from asset sales.
For the nine months ended September 30, 2011, we met our operating cash needs with cash flow generated by our real estate and real estate-related investments, cash on hand, proceeds from the sale of real estate and proceeds from repayments of real estate loans receivable. We believe that our cash flow from operations, expected proceeds from our dividend reinvestment plan, principal repayments on our real estate loans receivable, potential proceeds from the sale of assets and availability under our revolving credit facilities will be sufficient to meet our liquidity needs for the upcoming year. For additional information regarding our cash needs during 2011, see the discussion of our Amended Repurchase Agreements above under “ — Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan” and “ — Contractual Commitments and Contingencies” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
As of September 30, 2011, we owned 54 real estate properties (including one office property that is held for sale and excluding the GKK Properties), one master lease, nine real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. In addition, on the Effective Date, we, through KBS, entered into the Settlement Agreement with, among other parties, GKK Stars, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS. The Settlement Agreement contemplates the transfer of the Equity Interests in certain subsidiaries of Gramercy that indirectly own or, with respect to a limited number of GKK Properties, hold a leasehold interest in, approximately 815 GKK Properties, including approximately 524 bank branch properties and approximately 291 office buildings, operations centers and other properties, as well as a 99% interest in the Citizens Bank Joint Venture. As discussed under “ — Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan,” we have consolidated in our financial statements as of the Effective Date all assets and liabilities assumed or to be assumed by us in connection with the Transfers of the Equity Interests and the GKK Properties to be wholly owned, owned through the Citizens Bank Joint Venture or held through leasehold interests, including the related assumption of the Mortgage Pools and other liabilities related to the GKK Properties to be transferred.
During the nine months ended September 30, 2011, net cash provided by operating activities was $42.8 million, compared to $41.6 million of net cash provided by operating activities during the nine months ended September 30, 2010. Net cash from operations increased in 2011 primarily as a result of a $16.4 million increase in rental income and tenant reimbursements primarily related to the Transfer of the GKK Properties and a $2.1 million net gain from the sale of real estate and foreclosed real estate held for sale, partially offset by a $21.2 million decrease in interest income from real estate loans receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities was $151.0 million for the nine months ended September 30, 2011. The sources and uses of cash from investing activities were as follows:

•	$156.1 million of cash provided from the sale of real estate;

•	$41.2 million of cash used to acquire two real estate loans receivable, partially offset by $0.4 million of cash provided by principal repayments on real estate loans receivable;

•	$32.1 million of cash received from the Transfer of the GKK Properties;

•	$20.4 million of cash provided from the sale of foreclosed real estate held for sale;

•	$19.7 million of cash used for additions to real estate; and

•
a $2.9 million decrease in restricted cash for capital expenditures relating to the payment of leasing commissions, tenant improvements and capital improvements for the releasing of one of our joint venture properties.

Cash Flows from Financing Activities
Net cash used in financing activities was $221.7 million for the nine months ended September 30, 2011. The significant uses of cash for financing activities were as follows:

•
$175.7 million of net cash used for the repayment of debt and other financings as a result of $247.6 million of principal payments on notes payable and repurchase agreements and $10.4 million of payments for related financing costs, partially offset by proceeds from notes payable of $82.3 million;

•	$38.8 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $34.9 million;

•	$5.1 million of cash used for redemptions of common stock and $0.9 million of cash used for payments of commissions on stock sales; and

•	$1.2 million of distributions paid to the noncontrolling interest holder of our joint venture investment in the National Industrial Portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, as of September 30, 2011, we had $868.8 million of debt maturing during the 12 months ending September 30, 2012. In addition to the debt obligations maturing during the 12 months ending September 30, 2012, we are required to pay a minimum of $107.9 million in principal amortization payments and $4.9 million in fees under the Amended Repurchase Agreements prior to September 30, 2012. See the discussion regarding the amendment and restatement of the Amended Repurchase Agreements and the GKK Loans above under “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”
As of September 30, 2011, we had a total of $1.5 billion of fixed rate notes payable and $1.3 billion of variable rate notes payable and repurchase agreements; of the $1.3 billion of variable rate notes payable and repurchase agreements, interest rates on $85.4 million of these notes were effectively fixed through interest rate swaps. As discussed above, during the last three years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. As of September 30, 2011, we had a total of $1.2 billion of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future volatility in LIBOR may result in the use of increased capital resources to meet our debt obligations.
As discussed under “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan,” we have consolidated in our financial statements as of the Effective Date all assets and liabilities assumed or to be assumed by us in connection with the Transfers of the Equity Interests and the GKK Properties to be wholly owned, owned through the Citizens Bank Joint Venture or held through leasehold interests, including the related assumption of the Mortgage Pools and other liabilities related to the GKK Properties to be transferred. In connection with the Transfer of the GKK Properties, we are in the process of negotiating with the lenders for their consent to assume the mortgage loans in the amount of $1.2 billion. In order to obtain their consent, some of the contractual terms of the loans may be modified. We anticipate our assumptions of these loans to occur by December 15, 2011 and if we are unable to reach an agreement, the lenders under these mortgage loans could pursue the remedies specified in the loan documents in relation to the underlying GKK Properties, which could result in our losing part or all of these GKK Properties.
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
As of September 30, 2011, we had $124.1 million of cash and cash equivalents. As of September 30, 2011, our borrowings and other liabilities were approximately 82% and 85% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to the amount of debt that we have assumed or will assume (but which is consolidated in our financial statements as of September 30, 2011) as described above under “—Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan,” we exceeded our charter limitation on total liabilities during the third quarter of 2011. The conflicts committee has approved such borrowings. In each case, the conflicts committee determined that the excess leverage was justified for the following reasons:

•	the assumption of debt is necessary as part of the Transfers of the GKK Properties;

•	the Transfers will allow us to operate the GKK Properties and generate ongoing income for our investors; and

•	the Transfers will allow us to develop an exit strategy for the GKK Properties, thus optimizing the return on investor capital.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$1,315,503	$592,306	$420,438	$240,559	$62,200
Outstanding debt obligations related to the GKK Properties(2)	$1,458,097	$7,798	$951,244	$60,534	$438,521
Interest payments on outstanding debt obligations related to historical portfolio(3)	$81,637	$11,054	$52,572	$15,196	$2,815
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$274,745	$20,264	$117,351	$57,157	$79,973
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$242,553	$5,201	$40,980	$38,880	$157,492
Other obligations(4)	$6,986	(4)	(4)	(4)	(4)
_____________________
(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of September 30, 2011.
(2) On September 1, 2011, in connection with the Transfer of the GKK Properties, we assumed five of the mortgage loans in the amount of $269.2 million and received Equity Interests in the owners of the properties securing the loans. As of September 30, 2011, we were in the process of negotiating with the lenders for their consent to assume the remainder of the mortgage loans in the amount of $1.2 billion. In order to obtain their consent, some of the contractual terms of the loans may be modified. We anticipate the assumptions of these loans to occur by December 15, 2011 and if we are unable to reach an agreement, the lenders under these mortgage loans could pursue the remedies specified in the loan documents in relation to the underlying GKK Properties, which could result in us losing part or all of these GKK Properties. All of the loans are included in our consolidated financial statements.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of September 30, 2011, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $43.9 million, excluding amortization of deferred financing costs totaling $5.7 million, during the nine months ended September 30, 2011.
(4) Represents the $1.6 million of outstanding advances from our advisor and $5.4 million of incurred but unpaid performance fees as of September 30, 2011. These amounts do not have a fixed payment date, but they may be repaid in any future year depending on our financial condition.
As of September 30, 2011, we had $600.1 million of debt obligations due during the remainder of 2011. Of that amount, $443.6 million relates to mortgage and mezzanine debt related to our consolidated investment in the National Industrial Portfolio joint venture maturing on December 31, 2011. We may, at our option, extend these loans to August 9, 2012, subject to certain terms in the loan agreements. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $443.6 million, including the amount for noncontrolling interest of $88.7 million) and the carrying value of the collateral at that time (currently $318.7 million, including the amount for noncontrolling interest of $63.7 million). During the nine months ended September 30, 2011, we recognized $29.3 million of total revenues from the National Industrial Portfolio. During the same period, cash flows from operations from the National Industrial Portfolio were $5.8 million and cash used in investing activities were $4.0 million. We intend to pay the remaining $156.5 million of debt obligations due during the remainder of 2011 with proceeds from assets sales or refinancing.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Obligations
We have a contingent liability with respect to advances to us from our advisor in the amount of $1.6 million for the payment of distributions and to cover expenses, excluding depreciation and amortization, in excess of our revenues. Pursuant to the advisory agreement, we are only obligated to reimburse our advisor for these advances if and to the extent that our cumulative Funds from Operations (as defined below) for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest accrues on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by the National Association of Real Estate Investment Trusts plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of real estate securities, or other similar charges.
In addition to the advances to us from our advisor in the amount of $1.6 million, as of September 30, 2011, we had incurred but unpaid performance fees totaling $5.4 million related to our joint venture investment in the National Industrial Portfolio. The performance fee is earned by our advisor upon our meeting certain Funds from Operations thresholds and makes our advisor’s cumulative asset management fees related to our investment in the National Industrial Portfolio joint venture equal to 0.75% of the cost of the joint venture investment on an annualized basis from the date of our investment in the joint venture through the date of calculation. Our operations from the date of our investment through March 31, 2010 were sufficient to meet the Funds from Operations condition as defined in the advisory agreement. Beginning in April 2010, our operations did not meet the Funds from Operations condition as defined in the advisory agreement. Although performance fees of $5.4 million have been incurred as of September 30, 2011, the advisory agreement further provides that the payment of the performance fees shall only be made after the repayment of the advances from our advisor discussed above. The amount of cash available for distributions in future periods will be decreased by the repayment of the advance from our advisor and the payment of our advisor’s unpaid performance fees.
Results of Operations
Overview
As of September 30, 2010, we owned 64 real estate properties (including one industrial property held for sale), one master lease, 13 real estate loans receivable (six of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also as of September 30, 2010, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which 17 condominium units, two retail spaces and parking spaces were held for sale. Subsequent to September 30, 2010, we entered into the Settlement Agreement to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS, foreclosed on and sold one property underlying an impaired loan investment, wrote-off two real estate loans receivable and recorded an impairment charge against two additional real estate loans receivable. In addition, subsequent to September 30, 2010, we sold eight industrial properties, two office properties and designated one office property as held for sale. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of September 30, 2011, we owned 54 real estate properties (including one office property held for sale and excluding the GKK Properties), one master lease, nine real estate loans receivable, two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also, as of September 30, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which four condominium units, two retail spaces and parking spaces were held for sale. In addition, pursuant to the Settlement Agreement, on the Effective Date, KBS indirectly took title to or, with respect to a limited number of GKK Properties, took a leasehold interest in, 317 of the GKK Properties and will take title to or, with respect to a limited number of GKK Properties, will take a leasehold interest in, an additional 498 of the GKK Properties no later than December 15, 2011. Because the Settlement Agreement provides that KBS must accept the Transfer of all of the remaining Equity Interests that have not been transferred as of December 15, 2011, with the only requirement being the passage of time, and because for accounting purposes (although not for legal purposes), we are deemed to control the decisions that affect the economic outcome of all of the Equity Interests and all of the GKK Properties as of the Effective Date, we have consolidated in our financial statements as of the Effective Date all assets and liabilities assumed or to be assumed by us in connection with the Transfers of Equity Interests and the GKK Properties to be wholly owned, owned through the Citizens Bank Joint Venture or held through leasehold interests under the Settlement Agreement, including the related assumption of the Mortgage Pools and other liabilities related to the GKK Properties to be transferred. See the discussion of the Settlement Agreement under “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, we have experienced a decline in the occupancy of our real estate properties, excluding the GKK Properties, from 80% as of September 30, 2010 to 77% as of September 30, 2011. The GKK Properties were 84% occupied as of September 30, 2011. Our results of operations were affected by these factors during the three and nine months ended September 30, 2011 and 2010 as discussed below.
Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2010
The following table provides summary information about our results of operations for the three months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Properties Held Throughout Both Periods
	2011	2010
Rental income	$51,437	$36,255	$15,182	42%	$17,711	$(2,529)
Tenant reimbursements	15,062	7,304	7,758	106%	8,417	(659)
Interest income from real estate loans receivable	2,032	10,848	(8,816)	(81)%	—	(8,816)
Interest income from real estate securities	702	781	(79)	(10)%	—	(79)
Parking revenues and other operating income	730	719	11	2%	219	(208)
Operating, maintenance, and management costs	21,294	11,201	10,093	90%	10,739	(646)
Real estate taxes, property-related taxes, and insurance	8,845	6,597	2,248	34%	3,026	(778)
Asset management fees to affiliate	4,245	4,439	(194)	(4)%	—	(194)
General and administrative expenses	16,097	2,207	13,890	629%	14,402	(512)
Depreciation and amortization expense	23,442	17,072	6,370	37%	8,029	(1,659)
Interest expense	20,818	12,968	7,850	61%	7,385	465
Impairment charge on real estate	12,360	—	12,360	100%	—	12,360
Provision for loan losses	(26)	57	(83)	(146)%	—	(83)
Gain on sales of foreclosed real estate held for sale	58	296	(238)	(80)%	—	(238)
Income from unconsolidated joint venture	795	1,960	(1,165)	(59)%	—	(1,165)
Gain on sales of real estate, net	5,911	—	5,911	100%	—	5,911
Impairment charges on discontinued operations	(1,033)	—	(1,033)	(100)%	—	(1,033)
Rental income from our real estate properties increased by $15.2 million primarily due to an increase of $17.7 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, rental income income decreased by $2.5 million primarily due to a net decrease in amortization of below-market in-place leases, a decrease in lease termination fees and lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the three months ended September 30, 2011. Overall, we expect rental income to increase in future periods as a result of owning the GKK Properties for an entire period. Our rental income will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. Excluding the GKK Properties, occupancy decreased from 80% at September 30, 2010 to 77% at September 30, 2011. While we would generally expect rental income to increase over the long-term, the current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income, especially in the short-term.
Tenant reimbursements from our real estate properties increased by $7.7 million primarily due to an increase of $8.4 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.7 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower recovery of operating expenses during 2010 caused by the reset of tenant base years (as a result of new tenants and lease renewals) and lower reimbursable utility expenses and property taxes for certain properties. Overall, we expect tenant reimbursements to increase in future periods as a result of owning the GKK Properties for an entire period. Our tenant reimbursements will vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. While we generally expect tenant reimbursements to increase over the long‑term, the current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements, especially in the short-term. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $8.8 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $6.9 million related to the GKK Mezzanine Loan due to the failure of the GKK Borrower to meet its contractual interest payment obligation beginning in April 2011. On May 6, 2011, the GKK Mezzanine Loan matured without repayment by the GKK Borrower and on September 1, 2011, we, through KBS, entered into the Settlement Agreement with, among other parties, GKK Stars to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS. See the discussion of the Settlement Agreement under “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”

•	A decrease of $1.3 million related to the 55 East Monroe Mezzanine Loan Origination, which was a result of the pay‑off of the loan on September 9, 2010.

•
A decrease of $0.1 million related to the foreclosure on the properties secured by the Artisan Multifamily Portfolio Mezzanine Loan by the first mortgage lender on January 21, 2011 and our write-off of this investment.

•	A decrease of $0.5 million related to the 11 South LaSalle Loan was a result of the maturity and default of the loan.
Interest income from real estate loans receivable will decrease in future periods due to the maturity and default of the GKK Mezzanine Loan and subsequent entry into the Settlement Agreement and commencement of the Transfers, which when complete will reduce the outstanding balance of the GKK Mezzanine Loan to $0. Thus, we do not expect to receive any future contractual interest payments related to the GKK Loans. Interest income may also be affected by the potential impact of loans that may experience impairment issues in the future as a result of current or future market conditions. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we do not have any investments maturing within a year from September 30, 2011.
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
Property operating, maintenance, and management costs from our real estate properties increased by $10.1 million primarily due to an increase of $10.7 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs decreased by $0.6 million due to a decrease in utility expenses as a result of lower occupancy, lower utility rates and conservation efforts. Overall, we expect property operating, maintenance, and management costs to increase in future periods as a result of owning the GKK Properties for an entire period.
Real estate taxes, property-related taxes, and insurance from our real estate properties increased by $2.2 million primarily due to an increase of $3.0 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes, and insurance decreased by $0.8 million due to an adjustment in the property tax estimate for a property. Overall, we expect real estate taxes, property-related taxes, and insurance to increase in future periods as a result of owning the GKK Properties for an entire period.
The $0.2 million decrease in asset management fees was primarily due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased by $13.9 million primarily due to an increase of $14.4 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, general and administrative expenses decreased by $0.5 million primarily related to lower legal and other professional fees, partially offset by an increase in fees and expenses related to the Tribeca Building and the restructuring of the National Industrial Portfolio mortgage and mezzanine loans. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $6.4 million primarily due to an increase of $8.0 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $1.6 million primarily due to the decrease related to the National Industrial Portfolio joint venture and tenant origination and absorption costs fully amortized prior to or during the three months ended September 30, 2010. Overall, we expect depreciation and amortization expense to increase in future periods as a result of owning the GKK Properties for an entire period.
Interest expense from the financing of our portfolio increased by $7.9 million primarily due to an increase of $7.4 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense increased by $0.5 million primarily due to a $1.7 million increase related to the amortization of loan fee extension costs of $8.5 million under the Amended Repurchase Agreements. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $2.4 million for the three months ended September 30, 2010 and September 30, 2011, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to increase in future periods as a result of debt secured by the GKK Properties.
During the three months ended September 30, 2011, we recognized an impairment charge on real estate of $12.4 million with respect to three real estate properties held for investment. We did not recognize any impairment charge on real estate during the three months ended September 30, 2010.
The provision for loan losses for the three months ended September 30, 2011 decreased by $83,000 compared to the three months ended September 30, 2010. During the three months ended September 30, 2011, we recorded a decrease of $26,000 calculated on an asset-specific basis, which related to the Sandmar Mezzanine Loan. During the three months ended September 30, 2010, we recorded a provision for loan losses of $0.1 million, which consisted of an increase of $11.0 million to the provision for loan losses calculated on a portfolio-basis that was partially offset by a decrease of $10.9 million calculated on an asset-specific basis.
We recognized a gain of $58,000 and $0.3 million on the sales of foreclosed real estate held for sale during the three months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011, we sold one condominium unit of the Tribeca Building and during the three months ended September 30, 2010, we sold three condominium units of the Tribeca Building.
We recognized $0.8 million and $2.0 million in income from an unconsolidated joint venture related to the Arden Portfolio during the three months ended September 30, 2011 and 2010, respectively. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to its joint venture operating agreement to convert another lender’s $30.0 million of outstanding mezzanine debt to preferred membership interests. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. Accordingly, we do not expect to receive future income from our investment in the HSC Partners Joint Venture until the outstanding mortgage and mezzanine lenders are paid in full.
We recognized a gain on sale of real estate of $5.9 million related to the disposition of seven industrial properties and two office properties during the three months ended September 30, 2011. We did not dispose of any real estate during the three months ended September 30, 2010.
During the three months ended September 30, 2011, we recognized an impairment charge on real estate of $1.0 million with respect to one office property that is classified as held for sale. We did not record an impairment charge on real estate held for sale during the three months ended September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2010
The following table provides summary information about our results of operations for the nine months ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Non-GKK Properties
	2011	2010
Rental income	$122,820	$114,120	$8,700	8%	$17,711	$(9,011)
Tenant reimbursements	29,600	21,861	7,739	35%	8,417	(678)
Interest income from real estate loans receivable	12,318	33,474	(21,156)	(63)%	—	(21,156)
Interest income from real estate securities	2,163	2,328	(165)	(7)%	—	(165)
Parking revenues and other operating income	1,738	2,152	(414)	(19)%	219	(633)
Operating, maintenance, and management costs	44,695	32,304	12,391	38%	10,739	1,652
Real estate taxes, property-related taxes, and insurance	22,199	19,854	2,345	12%	3,026	(681)
Asset management fees to affiliate	12,671	13,665	(994)	(7)%	—	(994)
General and administrative expenses	21,841	6,640	15,201	229%	14,402	799
Depreciation and amortization expense	55,328	55,300	28	—%	8,029	(8,001)
Interest expense	49,516	38,669	10,847	28%	7,385	3,462
Impairment charge on real estate	12,360	123,453	(111,093)	(90)%	—	(111,093)
Provision for loan losses	(3,846)	3,691	(7,537)	(204)%	—	(7,537)
Gain on sales of foreclosed real estate held for sale	134	1,836	(1,702)	(93)%	—	(1,702)
Income from unconsolidated joint venture	5,029	5,808	(779)	(13)%	—	(779)
Gain on sales of real estate, net	5,911	2,067	3,844	186%	—	3,844
Impairment charges on discontinued operations	(23,847)	—	(23,847)	(100)%	—	(23,847)
Rental income from our real estate properties increased by $8.7 million primarily due to an increase of $17.7 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $9.0 million primarily due to a decrease in lease termination fees and lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the nine months ended September 30, 2011, partially offset by a write-off of below-market rent for a tenant due to early renewal of the tenant’s lease. Overall, we expect rental income to increase in future periods as a result of owning the GKK Properties for an entire period. Our rental income will vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. See “— Comparison of the three months ended September 30, 2011 versus three months ended September 30, 2010.”
Tenant reimbursements from our real estate properties increased by $7.7 million primarily due to an increase of $8.4 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.7 million due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower recovery of operating expenses during 2010 caused by the reset of tenant base years (as a result of new tenants and lease renewals) and lower reimbursable utility expenses and property taxes for certain properties. Overall, we expect tenant reimbursements to increase in future periods as a result of owning the GKK Properties for an entire period. Our tenant reimbursements will vary based on several factors discussed above under “Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2010.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $21.2 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $13.6 million related to the GKK Mezzanine Loan due to the failure of the GKK Borrower to meet its contractual interest payment obligation beginning in April 2011. On May 6, 2011, the GKK Mezzanine Loan matured without repayment by the GKK Borrower and on September 1, 2011, we, through KBS, entered into the Settlement Agreement with, among other parties, GKK Stars, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by the GKK Borrower to KBS. See the discussion of the Settlement Agreement under “— Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan.”

•	A decrease of $4.6 million related to the 55 East Monroe Mezzanine Loan Origination, which was a result of the pay‑off of the loan on September 9, 2010.

•
A decrease of $0.8 million related to the foreclosure on the properties secured by the Artisan Multifamily Portfolio Mezzanine Loan by the first mortgage lender on January 21, 2011 and our write-off of this investment.

•	A decrease of $2.5 million related to the 11 South LaSalle Loan was a result of the maturity and default of the loan.
Please see “Comparison of the three months ended September 30, 2011 versus three months ended September 30, 2010” above for a discussion of interest income from real estate loans receivable in future periods and the impact of fluctuations in LIBOR on our interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.
Property operating, maintenance, and management costs from our real estate properties increased by $12.4 million primarily due to an increase of $10.7 million related to the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs increased by $1.7 million due to an increase of $0.5 million in bad debt expense related to rental revenues and $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan and as well as an increase of $0.4 million in utilities and other operating expenses related to our real estate portfolio. Overall, we expect property operating, maintenance, and management costs to increase in future periods as a result of owning the GKK Properties for an entire period.
Real estate taxes, property-related taxes, and insurance from our real estate properties increased by $2.3 million primarily due to an increase of $3.0 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes, and insurance decreased by $0.7 million due to an adjustment in the property tax estimate for a tenant. Overall, we expect real estate taxes, property-related taxes, and insurance to increase in future periods as a result of owning the GKK Properties for an entire period.
The $1.0 million decrease in asset management fees was primarily due to the the exclusion of certain impaired real estate loans receivable from our asset management fee calculation. In addition, beginning in April 2010, asset management fees related to the National Industrial Portfolio joint venture decreased because we failed to meet certain Funds from Operations (as defined in the advisory agreement) thresholds required for our advisor to earn the performance fee.
General and administrative expenses increased by $15.2 million primarily due to an increase of $14.4 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, general and administrative expenses increased by $0.8 million primarily related to higher legal and professional fees and expenses related to the Tribeca Building and the restructuring of the National Industrial Portfolio mortgage and mezzanine loans. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $28,000 primarily due to an increase of $8.0 million related to the Transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $8.0 million primarily due to the decrease related to the National Industrial Portfolio joint venture and tenant and absorption costs fully amortized prior to or during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we recorded an impairment charge with respect to 17 properties within the National Industrial Portfolio joint venture to reduce the carrying value of these properties to their estimated fair values, and at that time, we reduced the amount of ongoing depreciation and amortization expense recognized, based on the adjusted carrying value of these properties. In addition, the decrease in depreciation and amortization also relates to the disposition of two real estate properties during the second and fourth quarters of 2010 and nine real estate properties in the second quarter of 2011. Overall, we expect depreciation and amortization expense to increase in future periods as a result of owning the GKK Properties for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense from the financing of our portfolio increased by $10.8 million primarily due to an increase of $7.4 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense increased by $3.4 million primarily due to a $3.7 million increase related to the amortization of loan fee extension costs of $8.5 million under the Amended Repurchase Agreements. Included in interest expense is the amortization of deferred financing costs of $1.7 million and $5.7 million for the nine months ended September 30, 2010 and September 30, 2011, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to increase in future periods as a result of debt secured by the GKK Properties for an entire period.
During the nine months ended September 30, 2010, we recognized an impairment charge on real estate of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture. We hold an 80% membership interest in the joint venture and consolidate the joint venture in our financial statements. This joint venture owns 23 industrial properties and holds a master lease with respect to another industrial property. As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of several of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values. Due to a decline in the operating performance of the portfolio resulting from increased vacancies, lower rental rates and tenant bankruptcies, in addition to declines in market value across all real estate types in the period following our initial investment in the National Industrial Portfolio, it is unlikely that we will be able to refinance or extend the mortgage and mezzanine loans secured by the National Industrial Portfolio upon their fully-extended maturities in August 2012. As a result, we may be forced to relinquish the assets to the lenders at some point prior to or concurrent with the final maturities in August 2012. In the event we relinquish the assets to the lenders, we would record a gain on extinguishment of the debt equal to the difference between the carrying amount of the debt at that time (currently $443.6 million, including the amount for noncontrolling interest of $88.7 million) and the carrying value of the collateral at that time (currently $318.7 million, including the amount for noncontrolling interest of $63.7 million). We recognized an impairment charge on real estate of $12.4 million with respect to three real estate properties held for investment during the nine months ended September 30, 2011.
The provision for loan losses for the nine months ended September 30, 2011 decreased by $7.5 million compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded an overall reduction in provision for loan losses of $3.8 million, which consisted of a decrease of $18.1 million to the provision for loan losses calculated on a portfolio-basis and partially offset by an increase of $14.3 million calculated on an asset-specific basis. The asset-specific reserves primarily relate to the 11 South LaSalle Loan and the Park Central Mezzanine Loan. During the nine months ended September 30, 2010, we recorded a provision for loan losses of $3.7 million, which consisted of an increase of $9.6 million to the asset-specific loan loss reserves, offset by a reduction of $5.9 million calculated on a portfolio-basis.
We recognized a gain of $0.1 million and $1.8 million on the sales of foreclosed real estate held for sale during the nine months ended September 30, 2011 and 2010, respectively, as a result of selling seven and ten condominium units of the Tribeca Building, respectively.
We recognized $5.0 million and $5.8 million in income from an unconsolidated joint venture related to the Arden Portfolio during the nine months ended September 30, 2011 and 2010, respectively. We do not expect to receive further income from this investment. See “— Comparison of the three months ended September 30, 2011 versus three months ended September 30, 2010.”
We recognized a gain on sale of real estate of $5.9 million related to the disposition of seven industrial properties and two office properties during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we recognized a gain on sale of real estate of $2.1 million related to the disposition of the 18301 Von Karman Building on June 30, 2010.
During the nine months ended September 30, 2011, we recognized an impairment charge on real estate of $23.8 million with respect to six industrial properties and one office property that were disposed of and one office property that is classified as held for sale. We did not record an impairment charge on real estate held for sale during the nine months ended September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. In addition, in connection with NAREIT's recent Accounting and Financial Standards Hot Topics, we are excluding impairment charges on real estate assets in our calculation of FFO as of September 30, 2011. We have also restated FFO from prior periods to exclude these impairment charges. NAREIT believes that impairment charges on real estate assets are often early recognition of losses on prospective sales of properties, and therefore, the exclusion of these impairments is consistent with the exclusion of gains and losses recognized from the sales of real estate. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of FFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance.
Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes non-operating items included in FFO and MFFO also excludes non-cash items such as straight-line rental revenue. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of impairment charges related to our real estate related investments and the exclusion of straight-line rent are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

•
Impairment charge on real estate loans receivable.  An impairment charge on real estate loans receivable represents a write-down of the carrying value of a real estate loan to reflect the current valuation of the asset, whether or not the asset is intended to be held long-term.  Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of MFFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance.  We believe it is useful to investors to have a supplemental metric that addresses core operating performance directly and therefore excludes such things as impairment charges on real estate loans receivable; and

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period.

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$(29,623)	$3,783	$(57,061)	$(87,505)
Depreciation of real estate assets	13,883	9,217	33,259	28,450
Depreciation of real estate assets - discontinued operations	151	1,215	2,290	3,962
Amortization of lease-related costs	9,559	7,855	22,069	26,850
Amortization of lease-related costs - discontinued operations	35	1,057	1,956	2,682
Impairment charges on real estate	12,360	—	12,360	123,453
Impairment charges on real estate - discontinued operations	1,033	—	23,847	—
Gain on sales of foreclosed real estate held for sale	(58)	(296)	(134)	(1,836)
Gain on sales of real estate, net	(5,911)	—	(5,911)	(2,067)
Adjustments for noncontrolling interest - consolidated entity (1)	(520)	(570)	(1,527)	(2,446)
FFO	909	22,261	31,148	91,543
Impairment charges on real estate loans receivable	(26)	57	(3,846)	3,691
Straight-line rent and amortization of above- and below-market leases	(2,226)	(2,364)	(9,210)	(7,750)
Amortization of discounts and closing costs	(88)	(1,060)	(914)	(2,599)
Amortization of discount on mortgage loans related to the GKK Properties	342	—	342	—
Adjustments for noncontrolling interest - consolidated entity (1)	28	49	86	(24,703)
MFFO	$(1,061)	$18,943	$17,606	$60,182
_____________________
(1) Relates to the noncontrolling interest holder’s share of our consolidated joint venture for the FFO and MFFO adjustments noted above.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2011	$24,090	$0.130	$12,493	$11,533	$24,026	$1,667
Second Quarter 2011	24,538	0.131	13,041	11,706	24,747	22,218
Third Quarter 2011	24,987	0.132	13,232	11,698	24,930	18,945
	$73,615	$0.393	$38,766	$34,937	$73,703	$42,830
_____________________
(1) Distributions for the period from January 1, 2011 through September 30, 2011 are based on daily record dates and are calculated at a rate of $0.00143836 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month-end.
For the nine months ended September 30, 2011, we paid aggregate distributions of $73.7 million, including $38.8 million of distributions paid in cash and $34.9 million of distributions reinvested through our dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $42.8 million of current period cash flows from operations and $30.9 million of a combination of operating cash reserves from prior periods, proceeds from the sale of properties in 2011 and 2010 and proceeds from debt financing. FFO for the nine months ended September 30, 2011 was $31.1 million. For purposes of determining the sources of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net loss above.
Generally, we pay, and in the future expect to pay, distributions from our cash flow from operations. On April 28, 2011, in connection with the execution of the Amended Repurchase Agreements, we agreed that during the term of the Amended Repurchase Agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6 million per month, excluding any distributions to stockholders reinvested in our dividend reinvestment plan (currently, distributions are less than $5.0 million per month, excluding distributions reinvested pursuant to the dividend reinvestment plan). See “Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan — Repurchase Agreements” above.
In order that our stockholders could begin earning cash distributions, KBS Capital Advisors agreed to advance funds to us equal to the amount by which the cumulative amount of distributions declared by our board of directors from January 1, 2006 through the period ending August 31, 2010 exceeded the amount of our Funds from Operations (as defined in our advisory agreement) for the same period. We are only obligated to reimburse our advisor for these expenses if and to the extent that our cumulative Funds from Operations for the period commencing January 1, 2006 through the date of any such reimbursement exceed the lesser of (i) the cumulative amount of any distributions declared and payable to our stockholders as of the date of such reimbursement or (ii) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from July 18, 2006 through the date of such reimbursement. No interest will accrue on the advance made by our advisor. The advisory agreement defines Funds from Operations as funds from operations as defined by NAREIT plus (i) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (ii) any non-operating noncash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. Through September 30, 2011, our advisor had advanced an aggregate of $1.6 million to us for cash distributions and expenses in excess of revenues, all of which is outstanding. No amount has been advanced since January 2007. We agreed with our advisor that our advisor would not extend the agreement to advance funds for distribution record dates after August 31, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the past year, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. There have been several significant factors responsible for the changes in cash flow. A decline in the occupancy of our portfolio and increases in rental concessions given to retain tenants, which is important to the continued success of our portfolio, have resulted in lower current cash flow. Tenant specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Historically low LIBOR, which is used to calculate the interest due to us on certain of our debt investments, has resulted in a reduction in interest income we earn on those investments. LIBOR has fallen from a high of approximately 5.8% during 2007 to 0.2% as of September 30, 2011. The decrease in interest earned on our variable rate debt investments is offset by the decrease in interest expense incurred on our variable rate notes payable and repurchase agreements. In addition, financial difficulties of borrowers under loans we own, lower rental and occupancy rates at the properties securing loans, the expiration of interest rate floor agreements related to certain debt investments and slower sales and lower prices for condo units related to loans on which we have now foreclosed have caused cash flows to decline and/or may result in additional declines. These factors could result in decreases in distributions in future periods to preserve capital necessary to maintain our investment portfolio.
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “— Market Outlook — Real Estate and Real Estate Finance Markets,” and “ — Results of Operations” herein and under “Risk Factors” in our Current Report on Form 8-K filed with the SEC on November 9, 2011. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations or loans receivable; our ability to successfully operate and sell the GKK Properties transferred or to be transferred to us under the Settlement Agreement given current economic conditions and the concentration of the GKK Properties in the financial services sector; the significant debt obligations we have assumed or will assume with respect to the GKK Properties; our advisor’s limited experience operating and selling bank branch properties; and the level of participation in our dividend reinvestment plan. In the event our cash flow from operations and/or FFO decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Estimated Value per Share
On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 (c)(2) as required by the Financial Industry Regulatory Authority (“FINRA”). The estimated value per share was based upon the recommendation and valuation of our advisor.
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to U.S. generally accepted accounting principles. We can make no claim whether the estimated value per share and the methodology used to derive our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K filed with the SEC on December 10, 2010.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange; or

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 2, 2010, including:

•
asset sales and potential future asset sales at values different from those determined in our valuation as well as any impairment charges related to these or other assets as a result of changes in the expected hold period or the estimated cash flows for these assets;

•	impairment charges related to real estate-related investments;

•	the restructuring of our debt, including the restructuring of the Amended Repurchase Agreements in relation to the Settlement Agreement; and

•
the assets and liabilities we assumed or will assume in connection with the Transfers of Equity Interests and the GKK Properties under the Settlement Agreement and the related assumption of the Mortgage Pools and other liabilities related to the GKK Properties.

On the Effective Date, we indirectly took title to or, with respect to a limited number of GKK Properties, took a leasehold interest in, 317 of the GKK Properties and will take title to or, with respect to a limited number of GKK Properties, will take a leasehold interest in, an additional 498 GKK Properties no later than December 15, 2011. Upon the completion of the Transfers of the Equity Interests to us, or shortly thereafter, we will make determinations about which assets we wish to sell and commence the disposition process. We expect to complete the disposition of some assets by the first quarter of 2012. Accordingly, we intend to update the estimated value per share of our common stock no later than March of 2012 in order to allow time to incorporate updated information obtained during the Transfers of the GKK Properties and additional market information obtained from the initial dispositions of GKK Properties in order to have the most accurate and current information in calculating the estimated value per share. Until such time, the purchase price of shares under the dividend reinvestment plan will be $7.32, and the redemption price for shares eligible for redemption under the share redemption program will be $7.32.
During the term of the Amended Repurchase Agreements, we agreed to continue to limit redemptions under our share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Moreover, we do not expect to have funds available for ordinary redemptions in the future except potentially from funds generated from asset sales.
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
Distributions Paid
On October 14, 2011, we paid distributions of $8.2 million, which related to distribution record dates for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On September 28, 2011, our board of directors declared distributions based on daily record dates for the period from October 1, 2011 through October 31, 2011, which we expect to pay in November 2011, and on October 28, 2011, our board of directors declared distributions based on daily record dates for the period from November 1, 2011 through November 30, 2011, which we expect to pay in December 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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
Financings Subsequent to September 30, 2011
South Towne Corporate Center I and II Mortgage Loan
On October 25, 2011, we, through an indirect wholly owned subsidiary, entered into a mortgage loan with an unaffiliated lender, for $27.5 million secured by South Towne Corporate Center I and II (the “South Towne Corporate Center I and II Mortgage Loan”). The South Towne Corporate Center I and II Mortgage Loan matures on November 1, 2015, with an option to extend the maturity date to November 1, 2016, subject to certain conditions contained in the loan agreement. The South Towne Corporate Center I and II Mortgage Loan bears interest at a variable rate of 200 basis points over one-month LIBOR. Monthly payments on the South Towne Corporate Center I and II Mortgage Loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity.
Pay-off of the Sabal IV Mortgage Loan and Addition to the Portfolio Secured Mortgage Loan Facility
On March 5, 2007, in connection with the acquisition of the Sabal IV Building, we, through an indirect wholly owned subsidiary, entered into a mortgage loan with an unaffiliated lender for $11.0 million secured by the Sabal IV Building (the “Sabal IV Mortgage Loan”). The Sabal IV Mortgage Loan bore interest at a fixed rate of 5.14% per annum for the first two years and 5.84% thereafter and matured on October 1, 2011. On October 3, 2011, we paid off the entire principal balance outstanding and accrued interest in the amount of $11.1 million.
On July 9, 2008, certain of our wholly owned subsidiaries, entered into a secured four-year mortgage loan agreement with an unaffiliated lender providing for a mortgage loan facility in the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations, secured by various real estate properties owned by these wholly owned subsidiaries. The determination of the maximum principal amount of the Portfolio Secured Mortgage Loan Facility was based on a percentage of the appraised value of the properties in the portfolio that secure the loan. The maturity date of the loan is July 9, 2012, with two one-year extension options subject to certain conditions. On October 27, 2011, the Sabal IV Building was added to the Portfolio Secured Mortgage Loan Facility and an additional $7.5 million was funded to us. The Portfolio Secured Mortgage Loan, including the additional $7.5 million secured by the Sabal IV Building, bears interest at a floating rate of 220 basis points over one-month LIBOR. Because of the prior removal from the portfolio of some of the real estate properties that secured the Portfolio Secured Mortgage Loan, as of October 27, 2011, and after the funding of the additional $7.5 million, the aggregate principal amount outstanding under the loan is $107.9 million, which is the maximum amount that may be drawn under the loan.
Citizens Bank Joint Venture
Pursuant to the Settlement Agreement, we will receive the Equity Interests in the entity which owns a 99% interest in the Citizens Bank Joint Venture prior to December 15, 2011. On October 24, 2011, the member of the Citizens Bank Joint Venture that holds the 1% interest assigned its entire interest in the joint venture to the 99% interest holder. As a result of the assignment, we are deemed to have control of the Citizens Bank Joint Venture and will consolidate the Citizens Bank Joint Venture as of the assignment date. As of September 30, 2011, the estimated fair value of both the real estate and mortgage debt was approximately $61.6 million.
San Antonio Business Park Mortgage Loan
On March 28, 2008, we, through an indirect wholly owned subsidiary, purchased a first mortgage loan secured by the San Antonio Business Park (the “San Antonio Business Park Mortgage Loan”) from an unaffiliated seller.  The San Antonio Business Park consists of two office-flex properties containing 411,959 square feet in San Antonio, Texas.  On October 14, 2011, we entered into a mortgage loan sale agreement to sell the San Antonio Business Park Mortgage Loan to an unaffiliated buyer for $22.0 million.  In addition, we have a subordinated participation interest in the loan, whereby the buyer will receive 100% of cash flows from the loan until such time as its $22.0 million investment has been repaid in full plus any accrued interest and expenses incurred by the buyer. We would receive any remaining cash flows thereafter. As of September 30, 2011, we have not recorded any loan loss reserve related to this loan as the fair value of the future cash flows we anticipate to receive related to this loan exceeds the book value of the loan. As of September 30, 2011, the book value of the loan was $25.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our investment in mortgage, mezzanine, bridge and other loans and the acquisition of real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2011, the fair value and book value of our fixed rate real estate loans receivable were $87.6 million and $85.6 million, respectively. The fair value estimate of our real estate loans receivable is estimated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. At September 30, 2011, the fair value of our fixed rate debt was $1.5 billion and the carrying value of our fixed rate debt was $1.5 billion. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $1.2 billion of our $1.3 billion of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $85.4 million of our variable rate debt. Based on interest rates as of September 30, 2011, if interest rates are 100 basis points higher during the 12 months ending September 30, 2012, interest expense on our variable rate debt outstanding would increase by approximately $11.6 million and if interest rates were 100 basis points lower during the 12 months ending September 30, 2012, interest expense on our variable rate debt outstanding would decrease by $2.4 million. Excluding real estate loans receivable with asset-specific loan loss reserves, at September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $15.0 million of variable rate loans receivable. Based on interest rates as of September 30, 2011, if interest rates are 100 basis points higher during the 12 months ending September 30, 2012, interest income would be increased by approximately $0.1 million, and if interest rates were 100 basis points lower during the 12 months ending September 30, 2012, interest income would be decreased by approximately $36,000.
The weighted-average annual effective interest rates of our fixed rate real estate loans receivable and variable rate real estate loans receivable at September 30, 2011 were 4.0% and 4.5%, respectively. The weighted-average annual effective interest rate represents the effective interest rate at September 30, 2011, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2011 were 5.7% and 2.7%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2011 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of September 30, 2011, where applicable.
For developments related to our loans receivable and notes payable, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 4. Controls and Procedures

As discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations –Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan,” on September 1, 2011, we, through KBS, entered into the Settlement Agreement whereby we, through KBS, have received or will receive, through the Transfers of the Equity Interests in certain subsidiaries of Gramercy, either fee simple title or leasehold interests (as appropriate) in the GKK Properties no later than December 15, 2011.  We have consolidated in our financial statements as of September 1, 2011, all assets and liabilities to be assumed by us in connection with the Transfers of the Equity Interests and the GKK Properties under the Settlement Agreement (the “GKK Transaction”), including the related assumption of the mortgages on the GKK Properties and other liabilities related to the GKK Properties.  As of September 30, 2011, the GKK Properties represented 57% of our total assets and 57% of our total investments in real estate. During the nine months ended September 30, 2011, the GKK properties provided 16% of the our revenues and 29% of our net loss.
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that, except with respect to the GKK Transaction and other Gramercy controls related to the GKK Properties for which we have not completed documentation, evaluation and testing of internal controls over financial reporting, our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We adopted certain new accounting policies and accounting systems as a result of the GKK Transaction. We continue to evaluate additional processes and other components of internal control over financial reporting resulting from the GKK Transaction, including Gramercy’s historical internal control over financial reporting and its integration into our internal control over financial reporting. We excluded the GKK Transaction and other Gramercy controls related to the GKK Properties from our assessment of and conclusion on the effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks discussed in our Current Report on Form 8-K filed with the SEC on November 9, 2011.
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

The only redemptions we made under the share redemption program during the nine months ended September 30, 2011 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the nine months ended September 30, 2011, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program. On December 10, 2010, we announced that based on our 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” and “determination of incompetence,” we do not currently expect to have funds available for redemption under the share redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our investment in the GKK Mezzanine Loan, we agreed that during the term of the Amended Repurchase Agreements we would continue to limit redemptions under our share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” The Amended Repurchase Agreements will terminate on the earliest to occur of (i) April 28, 2013; (ii) the date that the Amended Repurchase Agreements convert into a mezzanine loan (which would likely contain substantially similar terms as the Amended Repurchase Agreements, including with respect to our share redemption program restrictions); (iii) the date that all obligations under the Amended Repurchase Agreements are fully paid; or (iv) upon an event causing the Amended Repurchase Agreements to otherwise terminate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Collateral Transfer and Settlement Agreement Related to the GKK Mezzanine Loan — Repurchase Agreements” above. Moreover, we do not expect to have funds available for ordinary redemptions in the future except potentially from funds generated from asset sales.

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
During the nine months ended September 30, 2011, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	62,143	$7.32	(2)	(3)
February 2011	66,590	$7.32	(2)	(3)
March 2011	77,692	$7.32	(2)	(3)
April 2011	34,869	$7.32	(2)	(3)
May 2011	88,229	$7.32	(2)	(3)
June 2011	63,150	$7.32	(2)	(3)
July 2011	48,349	$7.32	(2)	(3)
August 2011	170,070	$7.32	(2)	(3)
September 2011	91,612	$7.32	(2)	(3)
Total	702,704
_____________________
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
(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share. On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. Effective for the December 2010 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $7.32 per share. We currently expect to update our estimated value per share no later than March of 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Estimated Value per Share” above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above.
Item 3.Defaults upon Senior Securities
None.
Item 4.(Removed and Reserved)
Item 5.Other Information
On November 8, 2011, we renewed the advisory agreement with KBS Capital Advisors LLC. The renewed advisory agreement is effective through November 8, 2012; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

PART II. OTHER INFORMATION
Item 6. Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

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

10.1
Collateral Transfer and Settlement Agreement, by and among GKK Stars Acquisition LLC, KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Acquisition Holdings, LLC, dated as of September 1, 2011

10.2
Amended and Restated Guaranty (related to the Collateral Transfer and Settlement Agreement), by and among Gramercy Capital Corp., KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC, KBS Acquisition Sub, LLC and KBS Acquisition Holdings, LLC, dated as of September 1, 2011

10.3
Acknowledgment and Consent Agreement (related to the Collateral Transfer and Settlement Agreement), by and among GKK Stars Acquisition LLC, Goldman Sachs Mortgage Company, Citicorp North America, Inc., Citigroup Financial Products Inc., KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC, and KBS Acquisition Holdings, LLC, dated as of September 1, 2011

10.4	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, between KBS GKK Participation Holdings II, LLC and Citigroup Financial Products Inc., dated as of September 1, 2011

10.5	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, between KBS GKK Participation Holdings I, LLC and Goldman Sachs Mortgage Company, dated as of September 1, 2011

10.6
Guaranty Supplement for the Benefit of Citigroup Financial Products Inc. (related to Amendment No. 2 to the Amended and Restated Master Repurchase Agreement), by KBS Acquisition Sub-Owner 1, LLC, KBS Acquisition Sub-Owner 4, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, dated as of September 1, 2011

10.7
Guaranty Supplement for the Benefit of Goldman Sachs Mortgage Company (related to Amendment No. 2 to the Amended and Restated Master Repurchase Agreement), by KBS Acquisition Sub-Owner 1, LLC, KBS Acquisition Sub-Owner 4, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, dated as of September 1, 2011

10.8
Joinder Agreement (related to Amendment No. 2 to the Amended and Restated Master Repurchase Agreement), by and among KBS Acquisition Sub-Owner 1, LLC, KBS Acquisition Sub-Owner 4, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC, KBS Acquisition Sub-Owner 8, LLC and Goldman Sachs Mortgage Company, dated as of September 1, 2011

10.9
Joinder Agreement (related to Amendment No. 2 to the Amended and Restated Master Repurchase Agreement), by and among KBS Acquisition Sub-Owner 1, LLC, KBS Acquisition Sub-Owner 4, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC, KBS Acquisition Sub-Owner 8, LLC and Citigroup Financial Products Inc., dated as of September 1, 2011

10.10
Amendment No. 1 to Participation Agreement, by and among KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, dated as of September 1, 2011

10.11
Third Amendment to Loan Agreement (related to the GKK Mortgage Loan), by and among Goldman Sachs Commercial Mortgage Capital, L.P., Citicorp North America, Inc., KBS Acquisition Sub, LLC, KBS Acquisition Sub-Owner 1, LLC and various subsidiaries of the Company, dated as of September 1, 2011

PART II. OTHER INFORMATION (CONTINUED)
Item 6.    Exhibits (continued)

Ex.	Description

10.12
Pledge and Security Agreement (related to the GKK Mortgage Loan), by KBS Acquisition Sub-Owner 1, LLC, in favor of Goldman Sachs Commercial Mortgage Capital, L.P., Citicorp North America, Inc. and KBS Acquisition Sub, LLC, dated as of September 1, 2011

10.13
Limited Guaranty (related to the GKK Mortgage Loan), by KBS Acquisition Sub-Owner 1, LLC, for the benefit of Goldman Sachs Mortgage Company, Citicorp North America, Inc. and KBS Acquisition Sub, LLC, dated as of September 1, 2011

10.14
Guaranty (related to the GKK Mortgage Loan), by KBS Acquisition Sub, LLC, for the benefit of Goldman Sachs Mortgage Company, Citicorp North America, Inc. and KBS Acquisition Sub, LLC, dated as of September 1, 2011

10.15	Advisory Agreement between the Company and KBS Capital Advisors LLC, dated as of November 8, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (vi) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: November 14, 2011	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: November 14, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer