Form 10-Q
period 2012-03-31
KBS Real Estate Investment Trust, Inc.
filed 2012-05-11
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2012, there were 191,934,513 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate held for investment:
Land	$503,724	$504,701
Buildings and improvements	1,810,677	1,811,146
Tenant origination and absorption costs	263,894	265,511
Total real estate held for investment, at cost and net of impairment charges	2,578,295	2,581,358
Less accumulated depreciation and amortization	(183,088)	(151,899)
Total real estate held for investment, net	2,395,207	2,429,459
Real estate held for sale, net	391,347	534,774
Foreclosed real estate held for sale	26,156	28,848
Total real estate, net	2,812,710	2,993,081
Real estate loans receivable, net	28,244	45,024
Real estate securities	—	46,249
Total real estate and real estate-related investments, net	2,840,954	3,084,354
Cash and cash equivalents	71,087	53,991
Restricted cash	141,043	122,090
Pledged government securities	91,606	91,541
Rents and other receivables, net	45,464	43,864
Above-market leases, net	39,652	41,712
Assets related to real estate held for sale	19,414	24,411
Deferred financing costs, prepaid expenses and other assets	40,527	42,825
Total assets	$3,289,747	$3,504,788
Liabilities and equity
Notes payable and repurchase agreements:
Notes payable	$1,727,701	$1,722,090
Repurchase agreements	77,721	149,657
Notes payable related to real estate held for sale	334,207	427,461
Total notes payable and repurchase agreements	2,139,629	2,299,208
Accounts payable and accrued liabilities	46,960	57,355
Due to affiliates	177	—
Distributions payable	—	8,498
Below-market leases, net	170,002	176,461
Liabilities related to real estate held for sale	22,820	26,221
Other liabilities	79,485	76,788
Total liabilities	2,459,073	2,644,531
Commitments and contingencies (Note 15)
Redeemable common stock	7,579	45,376
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 192,089,255 and 190,731,533 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,921	1,907
Additional paid-in capital	1,685,456	1,639,228
Cumulative distributions and net losses	(863,271)	(850,032)
Accumulated other comprehensive loss	(1,011)	23,778
Total stockholders’ equity	823,095	814,881
Total liabilities and stockholders’ equity	$3,289,747	$3,504,788
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$66,545	$20,219
Tenant reimbursements	27,954	3,931
Interest income from real estate loans receivable	769	8,476
Interest income from real estate securities	663	752
Parking revenues and other operating income	948	449
Total revenues	96,879	33,827
Expenses:
Operating, maintenance, and management	31,068	5,699
Real estate taxes, property-related taxes, and insurance	13,295	4,183
Asset management fees to affiliate	3,125	3,455
General and administrative expenses	5,152	2,161
Depreciation and amortization	35,878	10,142
Interest expense	26,486	8,872
Impairment charge on real estate held for investment	3,403	—
Provision for loan losses	142	(155)
Total expenses	118,549	34,357
Other income
Gain on sales of foreclosed real estate held for sale	127	51
Gain on sales of real estate securities	25,456	—
Income from unconsolidated joint venture	—	1,866
Other interest income	6	63
Total other income	25,589	1,980
Income from continuing operations	3,919	1,450
Discontinued operations:
Gain on sales of real estate, net	1,151	—
Income (loss) from discontinued operations	1,507	(407)
Impairment charges on discontinued operations	(3,589)	—
Total loss from discontinued operations	(931)	(407)
Net income	2,988	1,043
Net income attributable to noncontrolling interest in discontinued operations	—	(102)
Net income attributable to common stockholders	$2,988	$941
Basic and diluted income per common share:
Continuing operations	0.02	0.01
Discontinued operations	—	—
Net income per common share	$0.02	$0.01
Weighted-average number of common shares outstanding, basic and diluted	191,446,629	186,076,242
Distributions declared per common share	$0.085	$0.129
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$2,988	$1,043
Other comprehensive (loss) income
Reclassification of realized gain on real estate securities	(25,240)	1,040
Unrealized gains on derivative instruments	451	1,302
Total other comprehensive (loss) income	(24,789)	2,342
Total comprehensive (loss) income	(21,801)	3,385
Total comprehensive income attributable to noncontrolling interests	—	(123)
Total comprehensive (loss) income attributable to common stockholders	$(21,801)	$3,262
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2011 and the Three Months Ended March 31, 2012 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Net loss	—	—	—	(19,338)	—	(19,338)	23,895	4,557
Other comprehensive income	—	—	—	—	32,723	32,723	91	32,814
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,650)	(1,650)
Issuance of common stock	6,351,438	63	46,429	—	—	46,492	—	46,492
Redemptions of common stock	(940,000)	(9)	(6,872)	—	—	(6,881)	—	(6,881)
Transfers to redeemable common stock	—	—	6	—	—	6	—	6
Distributions declared	—	—	—	(98,776)	—	(98,776)	—	(98,776)
Commissions on stock issuances to affiliate	—	—	(1,115)	—	—	(1,115)	—	(1,115)
Other offering costs	—	—	(68)	—	—	(68)	—	(68)
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881	$—	$814,881
Net income	—	—	—	2,988	—	2,988	—	2,988
Other comprehensive loss	—	—	—	—	(24,789)	(24,789)	—	(24,789)
Issuance of common stock	1,714,109	18	11,114	—	—	11,132	—	11,132
Redemptions of common stock	(356,387)	(4)	(2,417)	—	—	(2,421)	—	(2,421)
Transfers to redeemable common stock	—	—	37,797	—	—	37,797	—	37,797
Distributions declared	—	—	—	(16,227)	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)	—	(262)
Other offering costs	—	—	(4)	—	—	(4)	—	(4)
Balance, March 31, 2012	192,089,255	$1,921	$1,685,456	$(863,271)	$(1,011)	$823,095	$—	$823,095
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$2,988	$1,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	35,878	10,142
Discontinued operations	1,885	8,099
Income from unconsolidated joint venture	—	(1,866)
Distribution of earnings from unconsolidated joint venture	—	1,866
Impairment charges on real estate - continuing operations	3,403	—
Impairment charges on real estate - discontinued operations	3,589	—
Amortization of investment in master lease	—	109
Noncash interest income on real estate-related investments	59	(739)
Change in provision for loan losses	142	(11)
Deferred rent	(2,752)	(1,966)
Bad debt expense	(23)	100
Amortization of deferred financing costs	2,263	587
Amortization of above- and below-market leases, net	(4,885)	(782)
Amortization of cost of derivative instruments	—	128
Gain on sales of foreclosed real estate held for sale	(127)	(51)
Gain on sales of real estate, net	(1,151)	—
Gain on sales of real estate securities	(25,456)	—
Amortization of discount on notes payable	908	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(2,511)	(192)
Rents and other receivables	944	(3,761)
Prepaid expenses and other assets	84	(4,736)
Accounts payable and accrued liabilities	(10,824)	(417)
Due to affiliates	177	2
Other liabilities	3,210	(5,888)
Net cash provided by operating activities	7,801	1,667
Cash Flows from Investing Activities:
Improvements to real estate	(5,660)	(3,413)
Proceeds from sales of real estate, net	143,134	—
Proceeds from sales of foreclosed real estate held for sale	2,819	8,375
Proceeds from sale of real estate loans receivable	16,830	—
Proceeds from sale of real estate securities	46,214	—
Purchases of pledged securities	(1,833)	—
Maturities of pledged securities	1,758	—
Net change in restricted cash for capital expenditures	(2,071)	1,385
Net cash provided by investing activities	201,191	6,347
Cash Flows from Financing Activities:
Proceeds from notes payable and repurchase agreements	13,753	700
Principal payments on notes payable	(102,304)	(24,226)
Principal payments on repurchase agreements	(71,936)	(9,368)
Net change in restricted cash for debt service obligations	(14,361)	—
Payments of deferred financing costs	(768)	(966)
Payments to redeem common stock	(2,421)	(1,511)
Payments of commissions on stock issuances and other offering costs	(266)	(294)
Distributions paid to common stockholders	(13,593)	(12,493)
Distributions paid to noncontrolling interest	—	(645)
Net cash used in financing activities	(191,896)	(48,803)
Net (decrease) increase in cash and cash equivalents	17,096	(40,789)
Cash and cash equivalents, beginning of period	53,991	151,908
Cash and cash equivalents, end of period	71,087	111,119
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2012, the Company owned 873 real estate properties (of which 243 properties were held for sale), including the GKK Properties (defined below). In addition, as of March 31, 2012, the Company owned four real estate loans receivable, a preferred membership interest in a real estate joint venture, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces have not been sold and are held for sale.
On September 1, 2011, the Company, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Capital Corp. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by wholly owned subsidiaries of Gramercy to KBS. The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly own or, with respect to a limited number of properties, hold a leasehold interest in, 867 properties (the “GKK Properties”), including 576 bank branch properties and 291 office buildings, operations centers and other properties. As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to the Company, giving the Company title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date. For further discussion of the Settlement Agreement and the transfers of the GKK Properties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement, as amended, with the Company (the “Advisory Agreement”) in effect through November 8, 2012. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement dated January 27, 2006 (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in its primary offering on May 30, 2008. The Company’s dividend reinvestment plan terminated effective April 10, 2012.
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,199 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of March 31, 2012, the Company had redeemed 7,346,438 of the shares sold in the Offering for $64.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Asset Management Services Related to the GKK Properties
On March 30, 2012, the Company, through an indirect wholly owned subsidiary, entered into an Asset Management Services Agreement (the “Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties.  Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).  The Services Agreement will terminate on December 31, 2015.  The Company may terminate the Services Agreement on or after April 1, 2013 on ninety days written notice to the Property Manager, with the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement.  The Property Manager may terminate the Services Agreement on or after December 31, 2012 on ninety days written notice to the Company, without the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement.
As compensation for the Services, the Company agreed to pay to the Property Manager: (i) an annual fee of $12 million plus all GKK Property-related expenses incurred by the Property Manager, the payment of a portion of which annual fee may be deferred by the Company until not later than June 30, 2013, and (ii) subject to certain terms and conditions contained in the Services Agreement, participation interests in the amounts by which the net sales value of all properties sold plus the value of the Company’s remaining net assets exceeds certain threshold amounts, which participation will equal not less than $3.5 million and not more than $12 million, measured on a date as determined pursuant to the terms of the Services Agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, except for the presentation of other comprehensive income (loss).  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
March 31, 2012
(unaudited)

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
Risks and Uncertainties
The Company’s projected cash flow from operations will not be sufficient to cover capital expenditures, amortization payment requirements on debt obligations and principal pay-down requirements for debt obligations at maturity or to allow the Company to meet the conditions for extension of loans, therefore requiring the Company to sell assets in order to meet capital requirements. If the Company’s cash flow from operations continues to deteriorate, the Company will be more dependent on asset sales to fund operations and for liquidity needs. Moreover, the Company may be unable to meet financial and operating covenants in debt obligations, and its lenders may take action against the Company. These factors could also have a material adverse effect on the Company and its stockholders’ return.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2011, the Company had classified 250 properties as held for sale, of which 247 properties were GKK Properties. During the three months ended March 31, 2012, the Company disposed of 18 properties (including 15 GKK Properties), all of which were held for sale as of December 31, 2011. In addition, the Company classified an additional 11 properties (including six GKK Properties) as held for sale during the three months ended March 31, 2012. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2012 and 2011, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2012 through February 28, 2012 and during the three months ended March 31, 2011. For the period from January 1, 2012 through February 28, 2012 and for the three months ended March 31, 2011, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and January 1, 2011 through March 31, 2011 was a record date for distributions.
Industry Segments
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement. For financial data by segment, see Note 14, “Segment Information.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The Company does not expect that the adoption of ASU No. 2011-10 will have a material impact to its consolidated financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2012, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 22.5 million rentable square feet and was 86% occupied. The properties are located in 33 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 17.3 million rentable square feet related to the GKK Properties held for investment, which were 87% occupied as of March 31, 2012. The following table summarizes the Company’s investments in real estate as of March 31, 2012 and December 31, 2011 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2012:
Office	$101,455	$608,859	$28,660	$738,974
Industrial	27,940	140,990	5,919	174,849
GKK Properties	374,329	1,060,828	229,315	1,664,472
Real estate held for investment, at cost and net of impairment charges (1)	$503,724	$1,810,677	$263,894	$2,578,295
Accumulated depreciation/amortization	—	(140,364)	(42,724)	(183,088)
Real estate held for investment, net	$503,724	$1,670,313	$221,170	$2,395,207
As of December 31, 2011:
Office	$102,432	$610,743	$30,149	$743,324
Industrial	27,940	140,832	6,047	174,819
GKK Properties	374,329	1,059,571	229,315	1,663,215
Real estate held for investment, at cost and net of impairment charges	$504,701	$1,811,146	$265,511	$2,581,358
Accumulated depreciation/amortization	—	(117,741)	(34,158)	(151,899)
Real estate held for investment, net	$504,701	$1,693,405	$231,353	$2,429,459
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2012, the Company’s leases, excluding options to extend, had remaining terms of up to 14.9 years with a weighted-average remaining term of 8.0 years. As of March 31, 2012, leases related to the GKK Properties, excluding options to extend, have remaining terms of up to 14.9 years with a weighted-average remaining term of 9.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company has assumed several leases related to the GKK Properties which contain shedding right provisions. As of March 31, 2012, these shedding rights totaled approximately 1.1 million square feet and can be exercised at various dates during 2012-2017. The Company has already been notified that 0.3 million square feet will be shed in 2012, pursuant to these provisions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.3 million as of March 31, 2012 and December 31, 2011, respectively.
During the three months ended March 31, 2012 and 2011, the Company recognized deferred rent from tenants of $2.5 million and $1.2 million, respectively. These excess amounts for the three months ended March 31, 2012 and 2011 were net of $0.1 million and $0.1 million of lease incentive amortization, respectively. As of March 31, 2012 and December 31, 2011, the cumulative deferred rent balance was $24.1 million and $21.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.2 million of unamortized lease incentives as of March 31, 2012 and December 31, 2011, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases as of March 31, 2012 for the years ending December 31 is as follows (in thousands):

April 1, 2012 through December 31, 2012	$183,296
2013	229,393
2014	210,735
2015	192,244
2016	179,253
Thereafter	854,114
$1,849,035
As of March 31, 2012, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	101	$137,231	58.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted for any contractual tenant concessions (including free rent).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

As of March 31, 2012, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has approximately 600 tenants over a diverse range of industries and geographical regions. As of March 31, 2012 and 2011, the Company had a bad debt reserve of $5.0 million, respectively, which represents approximately 2% of annualized base rent. The Company’s bad debt reserve included $4.0 million related to the GKK Properties. During the three months ended March 31, 2012, the Company reduced its bad debt reserve and recorded a net recovery of bad debt related to its tenant receivables of $33,000. During the three months ended March 31, 2011, the Company recorded bad debt expense related to its tenant receivables of $0.1 million.
As of March 31, 2012, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Net Rentable Square Feet	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Bank of America, N.A.	Various	Finance	8,273,999	36.7%	$71,646	30.6%	$8.66	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2012, adjusted for any contractual tenant concessions (including free rent).
(2) As of March 31, 2012, lease expiration dates ranged from 2012 to 2026 with a weighted-average remaining term of 9.6 years. Additionally, as of March 31, 2012, some of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.6 million square feet and can be exercised at various dates from 2012 to 2017.
Bank of America Corporation is the guarantor of various leases that its subsidiary, Bank of America, N.A., has with the Company. The condensed consolidated financial information of Bank of America Corporation has been included herein because of the significant credit concentration the Company has with this guarantor. Bank of America Corporation currently files its financial statements in reports filed with the SEC, and the following unaudited summary financial data regarding Bank of America Corporation is taken from its previously filed public reports. For more detailed financial information regarding Bank of America Corporation, please refer to its financial statements, which are publicly available with the SEC at http://www.sec.gov.

	Three Months Ended March 31,
	2012	2011
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$22,278	$26,877
Income before income taxes	719	2,780
Net income	653	2,049
	As of
	March 31, 2012	December 31, 2011
Consolidated Balance Sheets (in millions)
Total assets	$2,181,449	$2,129,046
Total liabilities	1,948,950	1,898,945
Total shareholders’ equity	232,499	230,101

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Geographic Concentration Risk
As of March 31, 2012, the Company’s net investments in real estate in North Carolina represented 11.3% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market.  Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the three months ended March 31, 2012, the Company recorded an impairment charge of $3.4 million with respect to one of its real estate properties held for investment. See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Cost, net of impairments	$263,894	$265,511	$50,274	$50,302	$(190,004)	$(192,831)
Accumulated Amortization	(42,724)	(34,158)	(10,622)	(8,590)	20,002	16,370
Net Amount	$221,170	$231,353	$39,652	$41,712	$(170,002)	$(176,461)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Amortization expense	$(10,184)	$(2,450)	$(2,060)	$(472)	$6,459	$827

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2012 and December 31, 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2012 (1)	Book Value as of March 31, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sandmar Mezzanine Loan Southeast U.S. (5)	01/09/2007	Retail	Mezzanine	$5,000	$5,038	$5,040	5.40%	5.29%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (6)	08/06/2007	Retail	Mortgage	6,920	6,884	6,864	8.00%	9.36%	09/01/2012
San Diego Office Portfolio B-Note San Diego, California	10/26/2007	Office	B-Note	20,000	15,596	15,455	5.78%	11.18%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	4,000	3,037	3,005	6.05%	12.32%	07/11/2017
11 South LaSalle Loan Chicago, Illinois (7)	08/08/2007	Office	Mortgage	—	—	38,794	8.00%	(7)	09/01/2010
Petra Subordinated Debt Tranche A (8)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(8)	04/27/2009
Petra Subordinated Debt Tranche B (8)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(8)	10/26/2009
				$35,920	$30,555	$119,158
Reserve for Loan Losses (9)				—	(2,311)	(74,134)
				$35,920	$28,244	$45,024
_____________________
(1) Outstanding principal balance as of March 31, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal repayments.
(2) Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment during 2012. The annualized effective interest rates and contractual interest rates presented are for the three months ended March 31, 2012.
(4) Maturity dates are as of March 31, 2012. Subject to certain conditions, the maturity date of certain loans receivable may be extended beyond the maturity date shown.
(5) The Company had recorded an asset-specific loan loss reserve against these investments as of March 31, 2012. See “—Reserve for Loan Losses.”
(6) The borrower under this loan has a one-year extension option, subject to certain terms and conditions.
(7) See “—Recent Transactions – 11 South LaSalle Loan Sale.”
(8) As of December 31, 2011, the Company had recorded asset-specific loan loss reserves to reduce the carrying values of these investments to $0. The Company wrote-off its investment in the Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B during the three months ended March 31, 2012.
(9) See “—Reserve for Loan Losses.”
As of March 31, 2012, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to the satisfaction of certain conditions by the borrowers.
As of March 31, 2012 and December 31, 2011, interest receivable from real estate loans receivable was $0.3 million and $1.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2012 (in thousands):

Real estate loans receivable, net - December 31, 2011	$45,024
Accretion of discounts on purchased real estate loans receivable	179
Amortization of origination fees and costs on purchased and originated real estate loans receivable	13
Change in loan loss reserve	71,823
Sale of the 11 South LaSalle Loan	(38,795)
Write-off of Petra Subordinated Debt	(50,000)
Real estate loans receivable, net - March 31, 2012	$28,244

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

For the three months ended March 31, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Contractual interest income	$577	$7,515
Accretion of purchase discounts	179	296
Amortization of origination fees and costs and acquisition costs, net	13	665
Interest income from real estate loans receivable	$769	$8,476
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the three months ended March 31, 2012, the Company recognized $0.1 million of interest income related to impaired loans with asset-specific reserves. Additionally, as of March 31, 2012, the Company had interest income receivable of $0.1 million related to its impaired loan.
Recent Transactions
11 South LaSalle Loan Sale
On August 8, 2007, the Company, through an indirectly wholly owned subsidiary, originated a senior mortgage loan of up to $43.3 million on 11 South LaSalle (the “11 South LaSalle Loan”), a 35-story office building containing 329,271 square feet located in Chicago, Illinois. On February 24, 2012, the Company entered into a mortgage loan sale agreement, and on March 30, 2012, the Company sold the 11 South LaSalle Loan to an unaffiliated buyer for $17.0 million.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the three months ended March 31, 2012 were as follows (in thousands):

Reserve for loan losses, December 31, 2011	$74,134
Provision for loan losses	142
Charge-offs to reserve for loan losses	(71,965)
Reserve for loan losses, March 31, 2012	$2,311
As of March 31, 2012, the total reserve for loan losses consisted of $2.3 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.
The Company recorded provision for loan loss reserve of $0.1 million during the three months ended March 31, 2012 and reduced its provision for loan loss reserve by $0.2 million during the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company also charged-off $72.0 million of reserves for loan losses related to the write-off of Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. For the three months ended March 31, 2011, the change in loan loss reserves was comprised of a decrease of $0.2 million to the asset-specific loan loss reserves, offset by an increase of $15,000 calculated on a portfolio-basis. During the three months ended March 31, 2011, the Company also recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan. As of March 31, 2012, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

6.	REAL ESTATE SECURITIES
Securities Held to Maturity
In connection with the Settlement Agreement, the Company received a portfolio of treasury securities that is pledged to provide a portion of the principal and interest payments for mortgage debt secured by certain GKK Properties. Since the Company does not intend to sell the securities, the securities are classified as held to maturity and are presented on an amortized cost basis and not at fair value. These securities had a carrying value and fair value of $91.6 million and $92.4 million, respectively, as of March 31, 2012 and have maturities that extend through November 2013. As of December 31, 2011, the carrying value and fair value of the Company’s treasury securities were $91.5 million and $91.5 million, respectively. The Company did not record any other-than-temporary impairments related to its held to maturity securities during the three months ended March 31, 2012.
Securities Available for Sale
As of December 31, 2011, the Company held securities backed by CMBS that accrued interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (the “Fixed Rate Securities”), which were classified as available-for-sale.  From acquisition through December 31, 2011, the Company had recognized through earnings other-than-temporary impairments of $22.2 million on the Fixed Rate Securities.  As of December 31, 2011, the carrying value of the Fixed Rate Securities was $46.2 million, consisting of cumulative unrealized gains of $25.2 million, which was recorded to accumulated other comprehensive income.  On March 27, 2012, the Company sold the Fixed Rate Securities to an unaffiliated buyer for a sales price of $46.7 million.  As a result, during the three months ended March 31, 2012, the Company recognized a gain on the sale of Fixed Rate Securities of $25.5 million.

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2011, the Company disposed of three office properties and seven industrial properties, and through a consolidated joint venture, transferred a portfolio of 23 industrial properties and a master lease in full satisfaction of the debt outstanding to an affiliate of the lender. During the three months ended March 31, 2012, the Company disposed of an additional three office properties and 15 of the GKK Properties. As of March 31, 2012, the Company also classified two office properties, three industrial properties and 238 of the GKK Properties with an aggregate net book value of $391.3 million as held for sale. During the three months ended March 31, 2012, the Company recorded an impairment charge of $3.6 million related to discontinued operations. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received which the Company intends to accept. See Note 3, “Real Estate Held for Investment - Impairment of Real Estate” for information regarding impairments related to real estate held for investment. The following table summarizes operating income from discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Total revenues and other income	$15,170	$23,854
Total expenses	13,663	24,261
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	1,507	(407)
Gain on sales of real estate, net	1,151	—
Impairment charge	(3,589)	—
Income (loss) from discontinued operations	$(931)	$(407)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$401,582	$548,203
Accumulated depreciation and amortization	(10,235)	(13,429)
Real estate held for sale, net	391,347	534,774
Other assets	19,414	24,411
Total assets	$410,761	$559,185
Liabilities related to real estate held for sale
Notes payable	334,207	427,461
Other liabilities	22,820	26,221
Total liabilities	$357,027	$453,682

8.	FORECLOSED REAL ESTATE HELD FOR SALE
In 2006 and 2007, the Company originally made three debt investments (collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the Tribeca Building by exercising its right to accept 100% of the ownership interest of the borrowers. The Company acquired the remaining unsold condominium units of the Tribeca Building and assumed the project liabilities. The Company recorded the Tribeca Building at fair value using a discounted cash flow valuation model based on the net realizable value (expected sales price less estimated costs to sell the unsold units) of the real estate.
As of March 31, 2012, the Company’s investment in the Tribeca Building consisted of three condominium units, two retail spaces and parking spaces with a carrying value of $26.2 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the three months ended March 31, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $0.8 million related to foreclosed real estate held for sale. During the three months ended March 31, 2011, the Company sold three condominium units of the Tribeca Building and recognized a gain on sale of $51,000 and recorded expenses of $0.6 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

9.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of March 31, 2012 and December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

Loan Type	Book Value as of March 31, 2012	Book Value as of December 31, 2011	Contractual Interest Rate as of March 31, 2012 (1)	Weighted-Average Interest Rate as of March 31, 2012 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$257,608	$366,158	5.6% - 6.1%	5.9%	2.2
GKK Properties mortgage loans	1,018,938	1,025,421	5.1% - 10.3%	6.1%	5.6
	1,276,546	1,391,579
Variable Rate
Mortgage loans (3)	320,555	280,446	(4)	3.1%	2.0
GKK Properties mortgage loans	472,883	486,510	(4)	4.4%	0.9
Repurchase agreements (5)	77,721	149,657	One-month LIBOR + 3.50%	3.7%	1.1
	871,159	916,613
Total Notes Payable and Repurchase Agreements principal outstanding	2,147,705	2,308,192
Discount on notes payable, net (6)	(8,076)	(8,984)
Total Notes Payable and Repurchase Agreements, net	$2,139,629	$2,299,208
_____________________
(1) Contractual interest rate as of March 31, 2012 represents the range of interest rates in effect under these loans as of March 31, 2012. Weighted-average interest rate as of March 31, 2012 is calculated as the actual interest rate in effect as of March 31, 2012 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices as of March 31, 2012, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of March 31, 2012; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) The Company has entered into separate interest rate swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”
(4) The contractual interest rates of these loans will vary based on one-month LIBOR plus a fixed spread. The spreads on the mortgage loans and GKK Properties mortgage loans range from 2.0% to 3.0% and 1.9% to 6.0%, respectively.
(5) See “—Repurchase Agreements.”
(6) Represents the unamortized discount on notes payable due to the below-market interest rate when the note was assumed. The discount is amortized over the remaining life of the loan.
As of March 31, 2012 and December 31, 2011, the Company’s deferred financing costs were $4.9 million and $6.3 million, respectively, net of amortization. During the three months ended March 31, 2012 and 2011, the Company incurred interest expense of $26.5 million and $8.9 million, respectively. Included in interest expense were the amortization of deferred financing costs of $2.2 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.5 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. Included in interest expense was the amortization of discount on notes payable of $0.9 million for the three months ended March 31, 2012. As of March 31, 2012 and December 31, 2011, $10.2 million and $9.2 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable and repurchase agreements outstanding as of March 31, 2012 (in thousands):

	Notes Payable	Repurchase Agreements	Total
April 1, 2012 through December 31, 2012	$428,940	$28,893	$457,833
2013	766,699	48,828	815,527
2014	91,539		91,539
2015	220,136	—	220,136
2016	137,611	—	137,611
Thereafter	425,059	—	425,059
	$2,069,984	$77,721	$2,147,705
During the three months ended March 31, 2012, one of the loans the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $43.5 million (the “One Citizens Loan”) matured without repayment. The One Citizens Loan lender has begun foreclosure proceedings and the Company may be forced to relinquish the property securing the One Citizens Loan to the lender.  As of March 31, 2012, the carrying value of the property securing the One Citizens Loan was $34.8 million.
Additionally, the Company is in negotiations with the lender to restructure or extend one of the loans the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $191.8 million (the “Goldman Mortgage Loan”) as of March 31, 2012.  The principal balance of the Goldman Mortgage Loan as of March 31, 2012, excludes the Company’s $32.1 million subordinated interest in the Goldman Mortgage Loan. The Goldman Mortgage Loan matures on August 31, 2012 and there is no guarantee that the lender will extend or refinance the balance due under this loan at maturity and it may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  Furthermore, a default on the Goldman Mortgage Loan may constitute a default under the Amended Repurchase Agreements and under certain conditions, the Company may be required to transfer the equity interests in the mortgage borrowers that own the properties securing the Goldman Mortgage Loan to the GKK Lenders (defined below) to avoid a default under the Amended Repurchase Agreements. The carrying value of the properties securing the Goldman Mortgage Loan was $219.5 million as of March 31, 2012.
The following summarizes the activity related to notes payable and repurchase agreements for the three months ended March 31, 2012 (in thousands):

	Notes Payable	Repurchase Agreements	Total
Total Notes Payable and Repurchase Agreements, net - December 31, 2011	$2,149,551	$149,657	$2,299,208
Draws	13,753	—	13,753
Principal repayments	(102,304)	(71,936)	(174,240)
Amortization of discount on notes payable, net	908	—	908
Total Notes Payable and Repurchase Agreements, net - March 31, 2012	$2,061,908	$77,721	$2,139,629

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Debt Covenants and Requirements under Amended Repurchase Agreements
The documents evidencing the Company’s debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.
As of March 31, 2012, the Company and/or its subsidiaries that are the borrowers under the loan and security documents were in compliance with the financial covenants in such documents included in the Company’s consolidated financial statements, except that, as of March 31, 2012, the borrowers under two mortgage loans that the Company assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $205.2 million (the “BBD2 Loan”) and $13.6 million (the “Jenkins Loan”), respectively, as of March 31, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property.
The loan agreements and security documents relating to the FSI 6000A, FSI 6000B, FSI 6000C, FSI 6000D and 801 Market Street loans contain provisions that prohibit the pledge of certain Equity Interests in the mortgage borrowers or their direct or indirect owners.  As a result of the transfers under the Settlement Agreement and the Company’s subsequent pledge of certain Equity Interests as security for certain of the Company’s repurchase agreements, the lenders under these mortgage loans may view certain pledges as being prohibited.  If they do, they may attempt to exercise certain remedies detailed in the respective loan and security documents, including without limitation, accelerating the outstanding amount under each mortgage loan or foreclosing on the underlying properties securing the mortgage loans.  As of March 31, 2012, the total outstanding debt on these five loans was $147.4 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

In connection with the restructuring of its former investment in the GKK Mezzanine Loan, on April 28, 2011, the Company, through certain indirect wholly owned subsidiaries (collectively, “KBS GKK”), amended and restated its repurchase agreements which were secured by its former investment in the GKK Mezzanine Loan. The Company further amended the Amended Repurchase Agreements on September 1, 2011 in connection with the Settlement Agreement. The Amended Repurchase Agreements are currently secured by, among other things, the equity interests in the owners of and the holders of leasehold interests in, the GKK Properties that were transferred to the Company pursuant to the Settlement Agreement. The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, the Company was and is required to make certain mandatory payments to the lenders under the Amended Repurchase Agreements (the “GKK Lenders”) as follows:

(i)	on October 15, 2011, the Company made an amortization payment of $35 million;

(ii)
every three months from January 15, 2012 through April 2013, the Company was and is required to make additional amortization payments of approximately $24.3 million, which payments may be decreased by any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
on October 15, 2011, the Company made payments relating to the acquisition of certain loans which were directly or indirectly secured by the GKK Properties in the amount of $1.6 million, and the Company was and is required to make payments in the amount of $1.1 million every three months thereafter through April 2013; and

(iv)
the Company is required to pay 75% to 100% of excess cash flows or net cash proceeds from: (a) the operations of the GKK Properties, net of debt service and capital reserves; (b) the sale of the GKK Properties; (c) the sale of certain real estate-related debt investments owned by the Company; (d) the sale of substantially all other properties owned by the Company, in excess of $75 million in the aggregate in any calendar year; and (e) certain indebtedness incurred or equity issued (excluding proceeds from the Company's dividend reinvestment plan, which terminated effective April 10, 2012) by the Company.

As of March 31, 2012, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $77.7 million. The Company may voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties.
The Amended Repurchase Agreements require KBS GKK and its subsidiaries, and the Company and certain of its subsidiaries that indirectly own most of its assets (collectively, the “Guarantors”), to meet certain financial and other covenants, which include, among other covenants, the requirement for the Guarantors to maintain minimum liquidity of $19.0 million. The Guarantors have guaranteed, and other of the Company's subsidiaries as may be added in the future will guarantee, all amounts owed by KBS GKK to the GKK Lenders under the Amended Repurchase Agreements. The Company also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements the Company would not create or incur additional liens or indebtedness on its assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, the Company also agreed (i) except for distributions to stockholders necessary to maintain its REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in the Company pursuant to its dividend reinvestment plan (which terminated effective April 10, 2012), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).
In connection with its execution of the Settlement Agreement, KBS GKK agreed that a default by the Company on any of the five loans specified in the Amended Repurchase Agreements (a “Mortgage Default”), which loans are secured by the GKK Properties, may, in certain circumstances, constitute a default under the Amended Repurchase Agreements. Under certain conditions, a Mortgage Default would not trigger a default under the Amended Repurchase Agreements if the Company were to transfer the equity interests in the owner of the property subject to the Mortgage Default to the GKK Lenders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Amended Repurchase Agreements
The carrying values of the Amended Repurchase Agreements, the book values of the underlying collateral and the repurchase agreement counterparties as of March 31, 2012 are as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
GKK I (1)	GKK Properties	$43,718	$253,040	N/A	Goldman Sachs Mortgage Company
GKK II (1)	GKK Properties	34,003	196,809	N/A	Midtown Acquisitions L.P.
		$77,721	$449,849
_____________________
(1) The Company is a guarantor of the Amended Repurchase Agreements. On September 1, 2011, the Company, through an indirect wholly owned subsidiary, entered into the Settlement Agreement with, among other parties, GKK Stars to effect the orderly transfer of the GKK Properties, which secure the Amended Repurchase Agreements, and their related liabilities to the Company in satisfaction of certain debt obligations owed by GKK Stars and its affiliates to the Company.
Subsequent to March 31, 2012 and through May 9, 2012, the Company made principal repayments in the aggregate of $26.9 million on the Amended Repurchase Agreements.
Recent Financing Transactions
Crescent Green Bridge Loan
On February 1, 2012, the Company, through an indirect wholly owned subsidiary, entered into a bridge loan with an unaffiliated lender for $27.5 million secured by the Crescent Green Buildings (the “Crescent Green Bridge Loan”).  The proceeds from the Crescent Green Bridge Loan were used to repay an existing mortgage loan secured by the Crescent Green Buildings. The Crescent Green Bridge Loan matures on February 1, 2014 and bears interest at a variable rate of 300 basis points over one-month LIBOR.  Monthly payments on the Crescent Green Bridge Loan include principal and interest with principal payments equal to $1.1 million.
Extension of the FSI Loan
On March 30, 2012, the Company, through certain indirect wholly owned subsidiaries (collectively, the “FSI Borrowers”), entered into an amendment to its loan agreement (as amended, the “FSI Loan Agreement”) with Gramercy Investment Trust, which entity is not affiliated with the Company or the FSI Borrowers. Pursuant to the FSI Loan Agreement, the maturity date of the loan evidenced by the FSI Loan Agreement was extended until December 11, 2013, which date may be extended by the FSI Borrowers until January 11, 2014, subject to certain terms and conditions contained in the FSI Loan Agreement. Additionally, the FSI Borrowers may, at their option, further extend the maturity date of the loan until December 11, 2014 or January 11, 2015, subject to certain terms and conditions contained in the FSI Loan Agreement. As of March 31, 2012, the principal outstanding balance of this loan was approximately $61.5 million and the contractual interest rate was LIBOR plus 3.00%, but at no point shall interest rate be less than 6.50%. Monthly payments on this loan are interest-only, with the entire principal amount, plus any outstanding interest and fees, due at maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
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
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero. All of the Company’s derivative instruments are designated as cash flow hedges.
The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of March 31, 2012 and December 31, 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	March 31, 2012	December 31, 2011
Interest Rate Swap	07/11/2008	07/11/2012	$39,679		One-month LIBOR/Fixed at 3.82%	$(397)	$(718)
Interest Rate Swap	02/05/2009	03/01/2013	34,275	(1)	One-month LIBOR/Fixed at 2.26%	(615)	(745)
Total derivatives designated as hedging instruments			$73,954			$(1,012)	$(1,463)
_____________________
(1) The notional value of this interest rate swap was $45.7 million prior to March 1, 2012.
Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $0.5 million and $1.3 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three months ended March 31, 2012 and 2011, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $0.6 million and $1.3 million of interest expense related to the effective portion of cash flow hedges during the three months ended March 31, 2012 and 2011, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the three months ended March 31, 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $1.0 million as of March 31, 2012 and is included in accumulated other comprehensive loss.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

11.	FAIR VALUE DISCLOSURES
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
Pledged government securities: In connection with the Settlement Agreement, the Company received a portfolio of treasury securities that is pledged to provide a portion of the principal and interest payments for mortgage debt secured by certain GKK Properties. These securities are classified as held to maturity and are presented on an amortized cost basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities, and accordingly, the Company classified these inputs as Level 2 inputs.
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
March 31, 2012
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
Notes payable and repurchase agreements: The fair values of the Company’s notes payable and repurchase agreements are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,920	$28,244	$25,374	$124,714	$45,024	$42,550
Pledged government securities	91,595	91,606	92,377	91,527	91,541	91,472
Financial liabilities:
Notes payable and repurchase agreements	$2,147,705	$2,139,629	$2,094,977	$2,308,192	$2,299,208	$2,257,689
_____________________
(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of March 31, 2012 and December 31, 2011, respectively, and requires a significant amount of judgment. The actual value of these investments could be materially different from the Company’s estimate of value.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Assets and Liabilities Recorded at Fair Value
During the three months ended March 31, 2012, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(1,012)	$—	$(1,012)	$—
GKK Properties - contingent liability (1)	$(12,000)	$—	$—	$(12,000)
_____________________
(1) The fair value of the Company’s contingent liability is equal to the maximum amount payable to the Property Manager with respect to the Services Agreement.
During the three months ended March 31, 2012, the Company measured the following assets and liabilities at fair value on a nonrecurring basis at the time each event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate - continuing operations	$13,230	$—	$—	$13,230
Impaired real estate - discontinued operations	$66,678	$—	$—	$66,678
_____________________
(1) Represents amount at the time the event occurred.
The Company estimates the fair value of impaired real estate by using a 10-year discounted cash flow analysis. The cash flow analysis utilizes internally prepared cash flow estimates, terminal capitalization rates within historical average ranges and discount rates that fall within ranges the Company believes are used by market participants. The Company estimates the fair value of impaired real estate held for sale based on its estimated sales price less costs to sell.
During the three months ended March 31, 2012, the Company recognized an impairment loss on one real estate property held for investment and adjusted the real estate and related assets to fair value. The Company determined the fair value of impaired real estate by performing a 10-year discounted cash flow analysis and the estimated fair value was supported by a third-party appraisal. The table below sets forth quantitative assumptions about significant unobservable inputs used to determine the fair value of impaired real estate:

Significant Unobservable Inputs	Value
Terminal capitalization rate	8.4%
Discount rate	10.0%
Annual market rent growth rate	2.9%
Annual net operating income growth rate	2.8%
Significant increases or decreases in any of these inputs would result in a significant change in the fair value of the real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

During the three months ended March 31, 2012, the Company recognized impairment losses on 11 real estate properties held for sale (including 10 GKK Properties) and adjusted the values of the real estate and related assets to fair value. The Company determined the fair value of impaired real estate held for sale based on the estimated sales price less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received which the Company intends to accept.

12.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2012 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of the Advisory Agreement and Dealer Management Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2012 and 2011, respectively, and any related amounts payable as of March 31, 2012 and December 31, 2011 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31,	December 31,
	2012	2011	2012	2011
Expensed
Asset management fees(1)	$3,411	$4,508	$—	$—
Reimbursement of operating expenses(2)	35	11	7	—
Disposition fees	1,904	—	170	—
Additional Paid-in Capital
Selling commissions	262	281	—	—
	$5,612	$4,800	$177	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.3 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts were the only employee costs reimbursed under the Advisory Agreement through March 31, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,439	$13,400
Supplemental Disclosure of Significant Noncash Transactions:
Increase (Decrease) in distributions payable	(8,498)	64
Increase in capital expenses payable	155	6,884
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	11,132	11,533

14.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of March 31, 2012. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities and preferred membership interest investments. The GKK Properties segment excludes GKK Properties sold or held for sale but includes the other GKK Properties held as a result of the indirect transfers under the Settlement Agreement of primarily office properties, bank branch properties and operations centers located in 32 states. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income from continuing operations (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment and the GKK Properties segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income and income from its unconsolidated joint venture investment less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments, real estate-related investments and the GKK Properties segment and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three months ended March 31, 2012 and 2011, and total assets and total liabilities for each reportable segment as of March 31, 2012 and December 31, 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Real estate segment	$23,528	$24,599
Real estate-related segment	1,433	9,228
GKK Properties segment	71,918	—
Total revenues	$96,879	$33,827
Interest Expense:
Real estate segment	$6,192	$7,152
Real estate-related segment	24	1,720
GKK Properties segment	20,270	—
Total interest expense	$26,486	$8,872
NOI:
Real estate segment	$6,093	$5,504
Real estate-related segment	1,118	7,980
GKK Properties segment	15,694	—
Total NOI	$22,905	$13,484

	As of March 31,	As of December 31,
	2012	2011
Assets:
Real estate segment	$845,029	$853,882
Real estate-related segment	45,556	99,294
GKK Properties segment	1,935,279	1,953,929
Total segment assets	2,825,864	2,907,105
Real estate held for sale	410,761	559,185
Foreclosed real estate held for sale	26,156	28,848
Corporate-level(1)	26,966	9,650
Total assets	$3,289,747	$3,504,788
Liabilities:
Real estate segment	$520,424	$517,547
Real estate-related segment	326	6,863
GKK Properties segment	1,579,655	1,656,547
Total segment liabilities	2,100,405	2,180,957
Real estate held for sale	357,027	453,682
Corporate-level(2)	1,641	9,892
Total liabilities	$2,459,073	$2,644,531
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $25.8 million and $9.1 million as of March 31, 2012 and December 31, 2011, respectively.
(2) As of March 31, 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities. As of December 31, 2011, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net income	$2,988	$1,043
Gain on sale of foreclosed real estate held for sale	(127)	(51)
Gain on sale of real estate securities	(25,456)	—
Other interest income	(6)	(63)
General and administrative expenses	5,152	2,161
Depreciation and amortization	35,878	10,142
Impairment charge on real estate held for investment	3,403	—
Provision for loan losses	142	(155)
Total loss from discontinued operations	931	407
NOI	$22,905	$13,484

15.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties. The property leases have expiration dates between 2012 and 2085 and the ground leases have expiration dates between 2012 and 2101. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the properties.
Future minimum lease payments owed by the Company under non-cancelable operating leases as of March 31, 2012 are as follows (in thousands):

April 1, 2012 through December 31, 2012	$15,094
2013	19,831
2014	19,536
2015	18,997
2016	18,124
Thereafter	138,587
$230,169
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the management of the Company’s real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other sources. The Company is also dependent on the Property Manager for the Services under the Services Agreement, including the operations, leasing and eventual dispositions of the GKK Properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
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
Under the Settlement Agreement, the Company indirectly took title to or, with respect to a limited number of the GKK Properties, indirectly took a leasehold interest in, the GKK Properties on an “as is” basis. As such, the Company was not able to inspect the GKK Properties or conduct standard due diligence on certain of the GKK Properties before the Transfers. Additionally, the Company did not receive representations, warranties and indemnities relating to the GKK Properties from Gramercy and/or its affiliates. Thus, the value of the GKK Properties may decline if the Company subsequently discovers environmental problems with the GKK Properties.
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
Disposition of Properties Subsequent to March 31, 2012
Subsequent to March 31, 2012 and through May 9, 2012, the Company sold 20 of the GKK Properties, which were classified as held for sale as of March 31, 2012, consisting of 16 bank branch properties and four office properties for $30.9 million (net of selling costs), which resulted in net sales proceeds of $7.2 million after the repayment of debt outstanding and the funding of required lender reserves under certain mortgage portfolios. The net sales proceeds from the sales of the GKK Properties were used to repay debt outstanding under the Amended Repurchase Agreements.
AIP Fee Reimbursement Agreement
On April 19, 2012, the Company entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (the “AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the AIP Platform.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are the first publicly offered investment program sponsored by the affiliates of our advisor, KBS Capital Advisors LLC, which makes our future performance difficult to predict. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor.

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•
Our projected cash flow from operations will not be sufficient to cover our capital expenditures, amortization payment requirements on our debt obligations and principal pay-down requirements for our debt obligations at maturity or to allow us to meet the conditions for extension of our loans, therefore, requiring us to sell assets in order to meet our capital requirements. If our cash flow from operations continues to deteriorate, we will be more dependent on asset sales to fund our operations and for our liquidity needs. Moreover, we may be unable to meet financial and operating covenants in our debt obligations, and our lenders may take action against us. These factors could also have a material adverse effect on us and our stockholders’ return.

•
We may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of our assets sooner than we otherwise would. We may not have sufficient liquidity from our operations to fund our future capital needs and, as a result of the debt we assumed in relation to the GKK Properties (defined in “— Overview”), we presently have extremely limited additional borrowing capacity. Additionally, our repurchase agreements and/ or some of our other debt, including debt we assumed in connection with the transfers of the GKK Properties under the Settlement Agreement (defined in “— Overview”), contain restrictive covenants relating to our operations, our ability to incur additional debt and our ability to declare distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our investments in real estate and mortgage, mezzanine, B-Notes and other loans as well as our investments in real estate securities may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real property investments could decrease, making it more difficult for us to meet our debt service obligations. Revenues from the properties and other assets directly securing our loan investments and underlying our investments in real estate securities could decrease, making it more difficult for the borrower to meet its payment obligations to us. In addition, decreases in revenues from the properties directly securing our loan investments and underlying our investments in real estate securities could result in decreased valuations for those properties, which could make it difficult for our borrowers to repay or refinance their obligations to us. These factors could make it more difficult for us to meet our debt service obligations and reduce our stockholders’ return.

•	Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of our investments.

•
Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and reduce our stockholders’ return.

•
We have amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). The dollar amounts available for such redemptions are determined by the board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in the share redemption program. We currently do not expect to have funds available for ordinary redemptions in the future.

•
We may not be able to successfully operate and sell the GKK Properties transferred under the Settlement Agreement given current economic conditions and the concentration of the GKK Properties in the financial services sector, the significant debt obligations we have assumed with respect to such GKK Properties, and our advisor’s limited experience operating, managing and selling bank branch properties. Moreover, we depend upon GKK Realty Advisors LLC (the “Property Manager”) to manage and conduct the operations of the GKK Properties and any adverse changes in or termination of our relationship with the Property Manager could hinder the performance of the GKK Properties and the return on our stockholders’ investment.

•
As a result of the GKK Properties transferred under the Settlement Agreement, a significant portion of our properties will be leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).
Overview
We are a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related investments. We elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and we intend to operate in such a manner. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. The dividend reinvestment plan terminated effective April 10, 2012. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and, as of March 31, 2012, we had sold 28,306,199 shares under our now terminated dividend reinvestment plan for gross offering proceeds of $233.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, we owned 873 real estate properties (of which 243 properties were held for sale), including the GKK Properties. In addition, as of March 31, 2012, we owned four real estate loans receivable, a preferred membership interest in a real estate joint venture, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale.
On September 1, 2011, we, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Capital Corp. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations owed by wholly owned subsidiaries of Gramercy to KBS.  The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly own or, with respect to a limited number of properties, hold a leasehold interest in, 867 properties (the “GKK Properties”), including 576 bank branch properties and 291 office buildings, operations centers and other properties.  As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to us, giving us title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date.  For a further discussion of the Settlement Agreement, the transfers of the GKK Properties and the debt related to these properties, including our repurchase agreement debt, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
Our focus in 2012 is to manage our existing investment portfolio and our debt service obligations. To the extent we receive proceeds from the sale of properties or the repayment of real estate-related investments in 2012, we are required under existing financing agreements to use a majority of these funds to pay down debt and maintain a liquidity reserve.
Market Outlook – Real Estate and Real Estate Finance Markets
During the past four years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global capital markets. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers and businesses. Recent global economic events remain centered on the potential for the default of European sovereign debt and the impact that such an event would have on the rest of the world’s financial markets. During 2011, Standard and Poor’s downgraded the credit rating of the United States to AA+ from AAA. Moody’s recently downgraded Italy, Spain, Portugal and Greece and placed the UK and France on negative watch. These events have led to increased volatility in the capital markets.
In this environment, the health of the global capital markets remains a concern. The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.
In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis the global credit markets have tightened, and the cost of capital, in general, has begun to increase.
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the beginning of the first quarter of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. Commercial mortgage-backed securities (“CMBS”) lending, which was largely shut down in the second half of 2011, began again during the first quarter of 2012.
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
Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted our tenants’ businesses, which makes it more difficult for them to meet their current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.
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
Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we do not have any investments maturing within a year from March 31, 2012. We have fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $30.6 million. As of March 31, 2012, we had recorded $2.3 million of reserves for loan losses related to the real estate-related investments that we currently hold in our portfolio.
Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties including the properties directly or indirectly serving as the collateral for our repurchase agreements, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes, credit facilities and repurchase agreements at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will be permitted to extend the maturity of our current loan agreements and other loan documents, we can give no assurance in this regard. We have $574.7 million of debt maturing (including principal amortization payments) during the 12 months ending March 31, 2013. Assuming our notes payable, credit facilities and repurchase agreements are fully extended under the terms of the respective loan agreements and other loan documents, we have $466.7 million of debt maturing (including principal amortization payments) during the 12 months ending March 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, we had a total of $1.3 billion of fixed rate notes payable and $871.2 million of variable rate notes payable and repurchase agreements. Of the $871.2 million of variable rate notes payable and repurchase agreements, $74.0 million is effectively fixed through interest rate swaps.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are for the payment of operating expenses, capital expenditures, general and administrative expenses and substantial pay down of debt obligations in order to refinance loans with near term maturities. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from our primary offering, which closed in 2008;

•	Debt financings, including mortgage loans, repurchase agreements and credit facilities;

•	Proceeds from common stock issued under our dividend reinvestment plan (which terminated effective April 10, 2012);

•	Cash flow generated by our real estate operations and real estate-related investments;

•	Proceeds from the sales of real estate, real estate loans receivable and real estate securities; and

•	Principal repayments on our real estate loans receivable.
We ceased offering shares of common stock in our primary offering on May 30, 2008. We do not currently plan to acquire or originate additional real estate or real estate-related assets. We intend to use proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use our cash on hand, cash flow generated by our real estate operations and real estate-related investments and funds available under our credit facilities. However, we have and/or expect to suffer declines in cash flows from these sources.
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary concern is the repayment of our Amended Repurchase Agreements (defined below), but we expect to use available funds to repay other debt obligations as well. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. After repaying our Amended Repurchase Agreements and some of our other debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy to sell assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which shall be $10.0 million in the aggregate for the calendar year 2012 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2012 will be sufficient for these special redemptions. As of March 31, 2012, we had $7.6 million available for these special redemptions for the remainder of 2012. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. The amended and restated share redemption program became effective on April 25, 2012. See our Annual Report on Form 10-K for the period ended December 31, 2011 for a description of the amended and restated share redemption program. The complete plan document is filed as an exhibit to the Company’s Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to our former investment in the GKK Mezzanine Loan (the “Amended Repurchase Agreements”), we agreed that during the term of the Amended Repurchase Agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in our now terminated dividend reinvestment plan. In addition, we agreed that during the term of the Amended Repurchase Agreements, we would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” Additionally, any net cash flows from operations generated by the GKK Properties are restricted for the repayment of principal outstanding under the Amended Repurchase Agreements and expenditures related to the GKK Properties.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2012, our real estate held for investment was 86% occupied and our bad debt reserve was approximately 2% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments and corporate general and administrative expenses. Cash flows from operations from our real estate‑related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of March 31, 2012, all of the borrowers under our real estate loans receivable were current on their debt service obligations. As a result of these factors, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our assets.
For the three months ended March 31, 2012, we met our operating cash needs with cash flow generated by proceeds from the sale of real estate, cash flow from operations, proceeds from the sale of real estate loans receivable, proceeds from the sale of real estate securities and cash on hand. We believe that our potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the upcoming year. For additional information regarding our cash needs during 2012, see the discussion of our Amended Repurchase Agreements in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC under “Business — GKK Properties — Repurchase Agreements” and the discussion under “— Contractual Commitments and Contingencies” below.
Cash Flows from Operating Activities
As of March 31, 2012, we owned 873 real estate properties (of which 243 properties were held for sale), including the GKK Properties. In addition, as of March 31, 2012, we owned four real estate loans receivable, a preferred membership interest in a real estate joint venture and a participation interest with respect to another real estate joint venture.
During the three months ended March 31, 2012, net cash provided by operating activities was $7.8 million, compared to $1.7 million of net cash provided by operating activities during the three months ended March 31, 2011. Net cash from operations increased in 2012 primarily because of the transfer of the GKK Properties. Cash provided by operating activities from the GKK Properties was $3.8 million during the three months ended March 31, 2012. Any net cash flows from operations generated by the GKK Properties are restricted for the repayment of principal outstanding under the Amended Repurchase Agreements and expenditures related to the GKK Properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash provided by investing activities was $201.2 million for the three months ended March 31, 2012. The significant sources and uses of cash from investing activities were as follows:

•	$143.1 million of cash provided from the sale of real estate;

•	$46.2 million of cash provided from the sale of real estate securities;

•	$16.8 million of cash received from the sale of a real estate loan receivable;

•	$5.7 million of cash used for improvements to real estate;

•	$2.8 million of cash provided from the sale of foreclosed real estate held for sale; and

•	$2.1 million decrease in restricted cash for capital expenditures relating to the payment of leasing commissions, tenant improvements and capital improvements.
Cash Flows from Financing Activities
Net cash used in financing activities was $191.9 million for the three months ended March 31, 2012. The significant uses of cash for financing activities were as follows:

•
$161.2 million of net cash used for the repayment of debt and other financings as a result of $174.2 million of principal payments on notes payable and repurchase agreements and $0.8 million of payments for financing costs, partially offset by proceeds from notes payable of $13.8 million;

•	$14.4 million of restricted cash used for debt service obligations;

•	$13.6 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $11.1 million; and

•	$2.4 million of cash used for redemptions of common stock and $0.3 million of cash used for payments of commissions on stock sales.
Contractual Commitments and Contingencies
In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, as of March 31, 2012, we had $466.7 million of debt maturing (including principal amortization payments) during the 12 months ending March 31, 2013.
As of March 31, 2012, we had a total of $1.3 billion of fixed rate notes payable and $871.2 million of variable rate notes payable and repurchase agreements; of the $871.2 million of variable rate notes payable and repurchase agreements, interest rates on $74.0 million of these notes were effectively fixed through interest rate swaps. As discussed above, during the last four years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. As of March 31, 2012, we had a total of $797.2 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future increases in LIBOR may result in the use of increased capital resources to meet our debt obligations.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and the dealer manager. We pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We also paid the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with eligible sales under our dividend reinvestment plan (which terminated effective April 10, 2012) to the extent permitted under state securities laws. We also have reimbursed our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, we had $88.1 million of cash and cash equivalents.
As of March 31, 2012, our borrowings and other liabilities were approximately 71% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$655,884	$191,496	$229,688	$234,700	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$1,491,821	$266,337	$677,378	$123,047	$425,059
Interest payments on outstanding debt obligations related to historical portfolio(3)	$54,923	$18,439	$27,654	$8,830	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$340,794	$57,505	$93,504	$63,271	$126,514
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$230,169	$15,094	$39,367	$37,121	$138,587
_____________________
(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of March 31, 2012.
(2) As of March 31, 2012, $83.4 million of the debt, reflected herein, was defeased by $91.6 million of pledged government securities, net of unamortized discounts and premiums.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of March 31, 2012, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $24.3 million, excluding amortization of deferred financing costs totaling $2.2 million, during the three months ended March 31, 2012.
During the three months ended March 31, 2012, one of the loans we assumed pursuant to the Settlement Agreement, which loan had an outstanding principal balance of $43.5 million as of March 31, 2012 (the “One Citizens Loan”), matured without repayment. The One Citizens Loan lender has begun foreclosure proceedings and we may be forced to relinquish the property securing the One Citizens Loan to the lender.  As of March 31, 2012, the carrying value of the property securing the One Citizens Loan was $34.8 million.
Additionally, we are in negotiations with the lender to restructure or extend one of the loans we assumed pursuant to the Settlement Agreement, which loan had an outstanding principal balance of $191.8 million as of March 31, 2012 (the “Goldman Mortgage Loan”).  The principal balance of the Goldman Mortgage Loan as of March 31, 2012, excludes our $32.1 million subordinated interest in the Goldman Mortgage Loan. The Goldman Mortgage Loan matures on August 31, 2012 and there is no guarantee that the lender will extend or refinance the balance due under this loan at maturity and it may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the underlying properties securing the loan.  Furthermore, a default on the Goldman Mortgage Loan may constitute a default under the Amended Repurchase Agreements and under certain conditions, we may be required to transfer the Equity Interests in the mortgage borrowers that own the properties securing the Goldman Mortgage Loan to the lenders under the Amended Repurchase Agreements to avoid a default of the Amended Repurchase Agreements. The carrying value of the properties securing the Goldman Mortgage Loan was $219.5 million as of March 31, 2012.
Debt Covenants and Requirements under Amended Repurchase Agreements
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to our financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately if we fail to make such repayment in a timely manner, or the lender may be entitled to take possession of any property securing the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, we and/or our subsidiaries that are the borrowers under our loan and security documents were in compliance with the financial covenants in such documents included in our consolidated financial statements, except that, as of March 31, 2012, the borrowers under two mortgage loans that we assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $205.2 million (the “BBD2 Loan”) and $13.6 million (the “Jenkins Loan”), respectively, as of March 31, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property. These events may have a material adverse affect on our financial condition, results of operations and the return on our stockholders’ investment in us.
The loan agreements and security documents relating to the FSI 6000A, FSI 6000B, FSI 6000C, FSI 6000D and 801 Market Street loans contain provisions that prohibit the pledge of certain Equity Interests in the mortgage borrowers or their direct or indirect owners.  As a result of the transfers under the Settlement Agreement and our subsequent pledge of certain Equity Interests as security for certain of our repurchase agreements, the lenders under these mortgage loans may view certain pledges as being prohibited.  If they do, they may attempt to exercise certain remedies detailed in the respective loan and security documents, including without limitation, accelerating the outstanding amount under each mortgage loan or foreclosing on the underlying properties securing the mortgage loans.  As of March 31, 2012, the total outstanding debt on these five loans was $147.4 million.
In connection with the restructuring of our former investment in the GKK Mezzanine Loan, on April 28, 2011, we, through certain indirect wholly owned subsidiaries (collectively, “KBS GKK”), amended and restated our repurchase agreements which were secured by our former investment in the GKK Mezzanine Loan. We further amended the Amended Repurchase Agreements on September 1, 2011 in connection with the Settlement Agreement. The Amended Repurchase Agreements are currently secured by, among other things, the equity interests in the owners of, and the holders of leasehold interests in, the GKK Properties that were transferred to us pursuant to the Settlement Agreement. The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, we were and are required to make certain mandatory payments to the lenders under the Amended Repurchase Agreements (the “GKK Lenders”) as follows:

(i)	on October 15, 2011, we made an amortization payment of $35 million;

(ii)
every three months from January 15, 2012 through April 2013, we were and are required to make additional amortization payments of approximately $24.3 million, which payments may be decreased by any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
on October 15, 2011, we made payments relating to the acquisition of certain loans which were directly or indirectly secured by the GKK Properties in the amount of $1.6 million, and we were and are required to make payments in the amount of $1.1 million every three months thereafter through April 2013; and

(iv)
we are required to pay 75% to 100% of excess cash flows or net cash proceeds from: (a) the operations of the GKK Properties, net of debt service and capital reserves; (b) the sale of the GKK Properties; (c) the sale of certain real estate-related debt investments owned by us; (d) the sale of substantially all other properties owned by us, in excess of $75 million in the aggregate in any calendar year; and (e) certain indebtedness incurred or equity issued (excluding proceeds from our dividend reinvestment plan, which terminated effective April 10, 2012) by us.

As of March 31, 2012, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $77.7 million. Subsequent to March 31, 2012 and through May 9, 2012, we made principal repayments in the aggregate of $26.9 million on the Amended Repurchase Agreements. We may voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Amended Repurchase Agreements require KBS GKK and its subsidiaries, and us and certain of our subsidiaries that indirectly own most of our assets (collectively, the “Guarantors”), to meet certain financial and other covenants, which include, among other covenants, the requirement for the Guarantors to maintain minimum liquidity of $19.0 million. The Guarantors have guaranteed, and other of our subsidiaries as may be added in the future will guarantee, all amounts owed by KBS GKK to the GKK Lenders under the Amended Repurchase Agreements. We also agreed that, unless permitted by or pursuant to the terms of the Amended Repurchase Agreements, during the term of the Amended Repurchase Agreements we would not create or incur additional liens or indebtedness on its assets, make additional investments, or make certain dispositions except pursuant to the mandatory payment provisions discussed above. During the term of the Amended Repurchase Agreements, we also agreed (i) except for distributions to stockholders necessary to maintain our REIT status, to limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in us pursuant to our dividend reinvestment plan (which terminated effective April 10, 2012), and (ii) to continue to limit redemptions under the share redemption program to those redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program).
In connection with our execution of the Settlement Agreement, KBS GKK agreed that a default by us on any of the five loans specified in the Amended Repurchase Agreements (a “Mortgage Default”), which loans are secured by the GKK Properties, may, in certain circumstances, constitute a default under the Amended Repurchase Agreements. Under certain conditions, a Mortgage Default would not trigger a default under the Amended Repurchase Agreements if we were to transfer the Equity Interests in the owner of the property subject to the Mortgage Default to the GKK Lenders.
Asset Management Services Related to the GKK Properties
On September 1, 2011, pursuant to the Settlement Agreement, GKK Stars agreed to provide certain asset management, disposition and other services related to the GKK Properties through December 31, 2013, which services could be terminated by either GKK Stars or us at any time on 90 days prior written notice, subject to certain additional termination rights and restrictions; and to provide us with financial information for the GKK Properties for fiscal year 2011. As compensation for these services, we agreed to pay to GKK Stars: (i) an annual fee of $10 million (prorated for incomplete years) plus all property-related expenses incurred by GKK Stars, (ii) subject to certain terms and conditions in the Settlement Agreement, participation interests in the amounts by which the net sales proceeds from the sale of the GKK Properties plus the remaining net value of our remaining assets exceed certain threshold amounts, and (iii) subject to certain conditions in the Settlement Agreement, a minimum of $3.5 million. Accordingly, we recorded a contingent liability of $12.0 million based on the expected consideration to be paid as a result of GKK Stars’ participation interests.
On March 30, 2012, we, through an indirect wholly owned subsidiary, entered into an Asset Management Services Agreement (the “Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”) with respect to the GKK Properties.  Pursuant to the Services Agreement, the Property Manager has agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).  The Services Agreement will terminate on December 31, 2015. We may terminate the Services Agreement on or after April 1, 2013 on ninety days written notice to the Property Manager, with the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement. The Property Manager may terminate the Services Agreement on or after December 31, 2012 on ninety days written notice to us, without the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement.
As compensation for the Services, we agreed to pay to the Property Manager: (i) an annual fee of $12 million plus all GKK Property-related expenses incurred by the Property Manager, the payment of a portion of which annual fee may be deferred by us until not later than June 30, 2013, and (ii) subject to certain terms and conditions contained in the Services Agreement, participation interests in the amounts by which the net sales value of all properties sold plus the value of our remaining net assets exceeds certain threshold amounts, which participation will equal not less than $3.5 million and not more than $12 million, measured on a date as determined pursuant to the terms of the Services Agreement.
The Services Agreement supersedes and replaces all prior agreements related to the services among us and GKK Stars and its affiliates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2011, we owned 63 real estate properties, one master lease, 11 real estate loans receivable (four of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also as of March 31, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which eight condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to March 31, 2011, we entered into the Settlement Agreement to effect the orderly transfer of the GKK Properties and related liabilities to us, sold three real estate loans receivable, wrote-off two real estate loans receivable and sold one of our investments in securities backed by commercial mortgage loans to an unaffiliated buyer. In addition, subsequent to March 31, 2011, we sold seven industrial properties, six office properties and 15 GKK Properties, transferred the National Industrial Portfolio, consisting of 23 industrial properties and a master lease, to the lender in full satisfaction of the debt secured by the properties, terminated the leases of six properties in which we held a leasehold interest and designated 243 properties as held for sale. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of March 31, 2012, we owned 873 real estate properties and classified 243 of these properties (including 238 GKK Properties) as held for sale. Also, as of March 31, 2012, we owned four real estate loans receivable, a preferred membership interest in a real estate joint venture, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were held for sale.
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011
The following table provides summary information about our results of operations for the three months ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Properties Held Throughout Both Periods
	2012	2011
Rental income	$66,545	$20,219	$46,326	229%	$47,182	$(856)
Tenant reimbursements	27,954	3,931	24,023	611%	24,177	(154)
Interest income from real estate loans receivable	769	8,476	(7,707)	(91)%	—	(7,707)
Interest income from real estate securities	663	752	(89)	(12)%	—	(89)
Parking revenues and other operating income	948	449	499	111%	559	(60)
Operating, maintenance, and management costs	31,068	5,699	25,369	445%	25,720	(351)
Real estate taxes, property-related taxes and insurance	13,295	4,183	9,112	218%	9,387	(275)
Asset management fees to affiliate	3,125	3,455	(330)	(10)%	847	(1,177)
General and administrative expenses	5,152	2,161	2,991	138%	2,929	62
Depreciation and amortization expense	35,878	10,142	25,736	254%	26,386	(650)
Interest expense	26,486	8,872	17,614	199%	20,270	(2,656)
Impairment charge on real estate	3,403	—	3,403	100%	—	3,403
Provision for loan losses	142	(155)	297	(192)%	—	297
Gain on sales of foreclosed real estate held for sale	127	51	76	149%	—	76
Gain on sales of real estate securities	25,456	—	25,456	100%	—	25,456
Income from unconsolidated joint venture	—	1,866	(1,866)	(100)%	—	(1,866)
Gain on sales of real estate, net	1,151	—	1,151	100%	326	825
Income (loss) from discontinued operations	1,507	(407)	1,914	(470)%	1,001	913
Impairment charge on discontinued operations	3,589	—	3,589	100%	2,588	1,001
Rental income from our real estate properties increased by $46.3 million primarily due to an increase of $47.2 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $0.9 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the three months ended March 31, 2012. Overall, we expect rental income to decrease in future periods due to anticipated asset sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. The current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant reimbursements from our real estate properties increased by $24.0 million primarily due to an increase of $24.2 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.2 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. The current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.
The $7.7 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $6.9 million related to the GKK Mezzanine Loan. On September 1, 2011, we, through KBS, entered into the Settlement Agreement in satisfaction of the GKK Mezzanine Loan. As of December 15, 2011, GKK Stars had indirectly transferred to us all of the 867 GKK Properties that had indirectly secured the GKK Mezzanine Loan.

•	A decrease of $0.7 million related to the sale of the San Antonio Business Park Mortgage Loan to an unaffiliated buyer on October 14, 2011.

•	A decrease of $0.2 million related to the discounted payoff of the Park Central Mezzanine Loan by the borrower on December 29, 2011.
Interest income from real estate loans receivable in future periods may be affected by potential loan impairments as a result of current or future market conditions. Assuming our real estate-related loans receivable are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we do not have any investments maturing within a year from March 31, 2012.
If any of the borrowers under our real estate loans receivable are unable to repay a loan at maturity or default on their loan, the impact to future interest income and loan recoveries may be significant and will depend on several factors unique to each individual loan. In general, if we have a first priority lien on the collateral securing a loan, we may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If we foreclose on the collateral, we may either operate the property, resulting in our receipt of any cash flows generated by the property or our payment of any cash shortfalls related to the property, or sell the property for whatever amount we are able to obtain, which may or may not be equal to the loan balance prior to foreclosure. In general, if we own a mezzanine loan or a B-Note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc.). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and take legal title to the property subject to the existing senior loans or we may negotiate a discounted repayment. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.
Property operating, maintenance, and management costs from our real estate properties increased by $25.4 million primarily due to an increase of $25.7 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs decreased by $0.4 million primarily due to a decrease in utilities and other operating expenses related to our real estate portfolio. Overall, we expect property operating, maintenance, and management costs to decrease in future periods due to anticipated asset sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes, property-related taxes and insurance from our real estate properties increased by $9.1 million primarily due to an increase of $9.4 million related to the transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes and insurance decreased by $0.3 million primarily due to an adjustment in the property tax estimate for a property and a refund of property tax payment received for another property during the three months ended March 31, 2012. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales.
The $0.3 million decrease in asset management fees was due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.
General and administrative expenses increased by $3.0 million primarily due to an increase of $3.0 million related to the transfer of the GKK Properties. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $25.7 million primarily due to an increase of $26.4 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $0.7 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations subsequent to March 31, 2011. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales.
Interest expense from the financing of our portfolio increased by $17.6 million primarily due to an increase of $20.3 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $2.7 million primarily due to a $1.7 million decrease related to the amortization of loan fee extension costs under the Amended Repurchase Agreements and a $0.8 million decrease due to an overall lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $0.4 million and $2.2 million for the three months ended March 31, 2011 and March 31, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the three months ended March 31, 2012, we recognized an impairment charge on real estate of $3.4 million with respect to one real estate property held for investment. We did not recognize any impairment charges on real estate held for investment during the three months ended March 31, 2011.
The provision for loan losses for the three months ended March 31, 2012 increased by $0.3 million compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, we recorded provision for loan losses of $0.1 million calculated on an asset-specific basis. The provision for loan losses calculated on an asset-specific basis primarily related to the 11 South LaSalle Loan. During the three months ended March 31, 2011, we recorded a reduction in loan loss reserve of $0.2 million primarily related to the recovery of additional proceeds from the 200 Professional Drive Loan Origination, which was foreclosed and sold in December 2010.
We recognized a gain of $127,000 and $51,000 on the sales of foreclosed real estate held for sale during the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, we sold one condominium unit of the Tribeca Building and during the three months ended March 31, 2011, we sold three condominium units of the Tribeca Building.
During the three months ended March 31, 2012, we sold the Fixed Rate Securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.
We recognized $1.9 million in income from an unconsolidated joint venture related to the Arden Portfolio during the three months ended March 31, 2011. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to their joint venture operating agreement to convert another lender’s $30.0 million of outstanding mezzanine debt to preferred membership interests. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. As a result, we did not recognize any income from our investment in the HSC Partners Joint Venture during the three months ended March 31, 2012 and do not expect to in the future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We recognized a gain on sale of real estate of $1.2 million related to the disposition of three office properties and 15 GKK Properties during the three months ended March 31, 2012. We did not dispose of any real estate during the three months ended March 31, 2011.
Income (loss) from discontinued operations for the three months ended March 31, 2012 increased by $1.9 million compared to the three months ended March 31, 2011.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of March 31, 2012. During the three months ended March 31, 2012, we sold three office properties and 15 GKK Properties and designated three industrial properties, two office properties and 238 of the GKK Properties as held for sale. We did not dispose of any real estate during the three months ended March 31, 2011. Total revenues and other income from discontinued operations decreased from $23.9 million during the three months ended March 31, 2011 to $15.2 million during the three months ended March 31, 2012.  Total expenses from discontinued operations decreased from $24.3 million during the three months ended March 31, 2011 to $13.7 million during the three months ended March 31, 2012.
During the three months ended March 31, 2012, we recognized an impairment charge on real estate from discontinued operations of $3.6 million with respect to one office property and 10 GKK Properties held for sale. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into or offers received which we intend to accept.
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In connection with NAREIT’s Accounting and Financial Standards Hot Topics, we are excluding impairment charges on real estate assets from our calculation of FFO. We have also restated FFO from prior periods to exclude these impairment charges. NAREIT believes that impairment charges on real estate assets are often early recognition of losses on prospective sales of properties, and therefore, the exclusion of these impairments is consistent with the exclusion of gains and losses recognized from the sales of real estate. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of FFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent is the most significant adjustment for the periods presented.  We have excluded this item in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, and also to provide investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period.
Our calculation of FFO and MFFO is presented in the table below for the three months ended March 31, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2012	2011
Net income attributable to common stockholders	$2,988	$941
Depreciation of real estate assets	18,229	5,610
Depreciation of real estate assets - discontinued operations	1,220	5,350
Amortization of lease-related costs	17,649	4,532
Amortization of lease-related costs - discontinued operations	665	2,749
Impairment charges on real estate	3,403	—
Impairment charges on real estate - discontinued operations	3,589	—
Gain on sale of foreclosed real estate held for sale	(127)	(51)
Gain on sale of real estate, net	(1,151)	—
Gain on sale of real estate securities	(25,456)	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	(497)
FFO	21,009	18,634
Impairment charges on real estate loans receivable	142	(155)
Straight-line rent and amortization of above- and below-market leases	(7,637)	(2,639)
Amortization of discounts and closing costs	59	(739)
Amortization of discount on mortgage loans related to the GKK Properties	908	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	24
MFFO	$14,481	$15,125
_____________________
(1) Relates to the noncontrolling interest holder’s share of our consolidated joint venture for the FFO and MFFO adjustments noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. During the three months ended March 31, 2012, the GKK Properties generated $14.1 million and $9.5 million of FFO and MFFO, respectively, which amounts are included in the calculation above. FFO and MFFO generated by the GKK Properties are restricted for the repayment of principal outstanding under the Amended Repurchase Agreements and expenditures related to the GKK Properties.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$16,227	$0.085	$13,593	$11,132	$24,725	$7,801
_____________________
(1) Distributions for the period from January 1, 2012 through February 28, 2012 were based on daily record dates and were calculated at a rate of $0.00143836 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions declared for the period from January 1, 2012 through February 28, 2012 were paid as of March 31, 2012.
For the three months ended March 31, 2012, we paid aggregate distributions of $24.7 million, including $13.6 million of distributions paid in cash and $11.1 million of distributions reinvested through our dividend reinvestment plan (which terminated effective April 10, 2012). We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $7.8 million of current period cash flows from operations and $16.9 million of a combination of operating cash reserves from prior periods, proceeds from the sale of properties in 2012 and 2011 and proceeds from debt financing. FFO for the three months ended March 31, 2012 was $21.0 million. For purposes of determining the sources of our distributions paid, we assume first that we use current period cash flow from operations, operating cash reserves from prior periods, asset sales and financings from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above.
We have paid distributions from asset sales, financings and our cash flow from operations. On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary concern is the repayment of our Amended Repurchase Agreements, but we expect to use available funds to repay other debt obligations as well. Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. After repaying our Amended Repurchase Agreements and some of our other debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
As a result of general economic conditions over the last several years, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. The most significant factor has been a decline in cash flow from our real estate-related investments. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. Economic conditions have also impacted our real estate investments resulting in a decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Moreover, asset sales in 2012 and expected future asset sales to meet our liquidity needs will result in further decreases in operating cash flow.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to cover our operations. If our cash flow from operations continues to deteriorate, we will be more dependent on asset sales to fund our operations and for our liquidity needs. These factors could also reduce our stockholders’ overall investment return.
In connection with the change to our distribution policy, our board of directors has terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors has amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which shall be $10.0 million in the aggregate for the calendar year 2012 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2012 will be sufficient for these special redemptions. As of March 31, 2012, we had $7.6 million available for these special redemptions for the remainder of 2012. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time.
On April 28, 2011, in connection with the execution of the Amended Repurchase Agreements, we agreed that during the term of the Amended Repurchase Agreements and except for distributions to stockholders necessary to maintain our REIT status, we would limit distributions to stockholders to an amount not to exceed $6.0 million per month, excluding any distributions to stockholders reinvested in our dividend reinvestment plan (which terminated effective April 10, 2012). Additionally, any net cash flows from operations generated by the GKK Properties are restricted for the repayment of principal outstanding under the Amended Repurchase Agreements and expenditures related to the GKK Properties. For discussion of the Settlement Agreement, the transfers of the GKK Properties and the Amended Repurchase Agreements, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “— Market Outlook — Real Estate and Real Estate Finance Markets,” and “ — Results of Operations” herein, and under “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to sell assets to cover liquidity needs; our ability to successfully operate and sell the GKK Properties given current economic conditions and the concentration of the GKK Properties in the financial services sector; the significant debt obligations we have assumed with respect to the GKK Properties; and our advisor’s limited experience operating and selling bank branch properties.
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012; however, we did adopt Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) under which we have now included the presentation of other comprehensive income (loss) as its own statement following the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Disposition of Properties Subsequent to March 31, 2012
Subsequent to March 31, 2012 and through May 9, 2012, we sold 20 of the GKK Properties, which were classified as held for sale as of March 31, 2012, consisting of 16 bank branch properties and four office properties for $30.9 million (net of selling costs), which resulted in net sales proceeds of $7.2 million after the repayment of debt outstanding and the funding of required lender reserves under certain mortgage portfolios. The net sales proceeds from the sales of the GKK Properties were used to repay debt outstanding under the Amended Repurchase Agreements.
AIP Fee Reimbursement Agreement
On April 19, 2012, we entered into a fee reimbursement agreement with the dealer manager pursuant to which we agreed to reimburse the dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform (the “AIP Platform”) with respect to certain accounts of our investors serviced through the AIP Platform.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and that we used to fund the financing and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our investments in mortgage, mezzanine and other loans and investments in real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2012, the fair value and book value of our fixed rate real estate loans receivable was $25.4 million and $28.2 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2012, the fair value of our fixed rate debt was $1.3 billion and the carrying value of our fixed rate debt was $1.3 billion. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $797.2 million of our $871.2 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $74.0 million of our variable rate debt. Based on interest rates as of March 31, 2012, if interest rates are 100 basis points higher during the 12 months ending March 31, 2013, interest expense on our variable rate debt outstanding would increase by approximately $7.4 million. As of March 31, 2012, one-month LIBOR was 0.24125% and if this index was reduced to 0% during the 12 months ending March 31, 2013, interest expense on our variable rate debt would decrease by $1.8 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of March 31, 2012 was 9.9%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2012, using the interest method that we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2012 were 6.0% and 3.9%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2012 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of March 31, 2012, where applicable.
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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
On March 20, 2012, our board of directors amended and restated our share redemption program to provide that stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program plan document, including:

•
During each calendar year, redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program) will be limited to an annual amount determined by our board of directors. The annual dollar limitation for the share redemption program may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2012 is $10.0 million in the aggregate, subject to review and adjustment during the year by our board of directors.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

The amended and restated share redemption program became effective on April 25, 2012. The complete plan document is filed as an exhibit to our annual report on Form 10-K and is available at the SEC’s website at http://www.sec.gov. We do not expect to have funds available for ordinary redemptions in the future.
The only redemptions we made under the share redemption program during the three months ended March 31, 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the three months ended March 31, 2012, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program. On April 28, 2011, in connection with the execution of the Amended Repurchase Agreements, we agreed that during the term of the Amended Repurchase Agreements we would continue to limit redemptions under our share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” The Amended Repurchase Agreements will terminate on the earliest to occur of (i) April 28, 2013; (ii) the date that the Amended Repurchase Agreements convert into a mezzanine loan (which would likely contain substantially similar terms as the Amended Repurchase Agreements, including with respect to our share redemption program restrictions); (iii) the date that all obligations under the Amended Repurchase Agreements are fully paid; or (iv) upon an event causing the Amended Repurchase Agreements to otherwise terminate.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2012, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	120,588	$7.32	(2)	(3)
February 2012	149,026	$7.32	(2)	(3)
March 2012	86,773	$5.16	(2)	(3)
Total	356,387
_____________________
(1) We announced commencement of the share redemption program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008), March 26, 2009 (which amendment became effective on April 26, 2009), May 13, 2009 (which amendment became effective on June 12, 2009) and March 26, 2012 (which amendment became effective on April 25, 2012).
(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share of our common stock. Through the February 2012 redemption date, all shares redeemed under the share redemption program were redeemed at $7.32. On March 22, 2012, our board of directors approved an estimated value per share of our common stock of $5.16 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of December 31, 2011. Effective for the March 2012 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $5.16 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of our Annual Report on Form 10-K. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but are not required to update the estimated value per share more frequently than every 18 months.
(3) We limit the dollar value of shares that may be redeemed under the share redemption program as described above. During the three months ended March 31, 2012, we redeemed $2.4 million of shares of common stock. The only redemptions we made under the share redemption program during the three months ended March 31, 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the three months ended March 31, 2012, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program. Based on the redemption limitations described above and redemptions through March 31, 2012, we may redeem up to $7.6 million of shares for the remainder of 2012 that meet the requirements for these special redemptions.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
None.

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

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

10.1	Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of March 20, 2012

10.2	Asset Management Services Agreement, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, dated as of March 30, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; and (v) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date: May 11, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director

Date: May 11, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer