Form 10-Q
period 2012-06-30
KBS Real Estate Investment Trust, Inc.
filed 2012-08-13
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2012, there were 191,566,335 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate held for investment:
Land	$498,797	$499,095
Buildings and improvements	1,801,197	1,797,525
Tenant origination and absorption costs	261,629	265,201
Total real estate held for investment, at cost and net of impairment charges	2,561,623	2,561,821
Less accumulated depreciation and amortization	(216,573)	(151,780)
Total real estate held for investment, net	2,345,050	2,410,041
Real estate held for sale, net	287,726	554,192
Foreclosed real estate held for sale	26,227	28,848
Total real estate, net	2,659,003	2,993,081
Real estate loans receivable, net	28,469	45,024
Real estate securities	—	46,249
Total real estate and real estate-related investments, net	2,687,472	3,084,354
Cash and cash equivalents	68,342	53,991
Restricted cash	150,434	122,090
Pledged government securities	89,961	91,541
Rents and other receivables, net	43,919	43,531
Above-market leases, net	37,230	41,712
Assets related to real estate held for sale	9,943	25,035
Deferred financing costs, prepaid expenses and other assets	36,225	42,534
Total assets	$3,123,526	$3,504,788
Liabilities and equity
Notes payable and repurchase agreements:
Notes payable	$1,703,772	$1,710,732
Repurchase agreements	40,306	149,657
Notes payable related to real estate held for sale	268,963	438,819
Total notes payable and repurchase agreements	2,013,041	2,299,208
Accounts payable and accrued liabilities	53,736	57,355
Distributions payable	—	8,498
Below-market leases, net	163,555	176,385
Liabilities related to real estate held for sale	20,282	26,297
Other liabilities	67,803	76,788
Total liabilities	2,318,417	2,644,531
Commitments and contingencies (Note 15)
Redeemable common stock	5,629	45,376
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 191,726,806 and 190,731,533 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,917	1,907
Additional paid-in capital	1,685,533	1,639,228
Cumulative distributions and net losses	(887,480)	(850,032)
Accumulated other comprehensive (loss) income	(490)	23,778
Total stockholders’ equity	799,480	814,881
Total liabilities and stockholders’ equity	$3,123,526	$3,504,788
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$64,726	$20,475	$130,689	$40,213
Tenant reimbursements	28,505	4,230	56,412	8,150
Interest income from real estate loans receivable	786	1,810	1,555	10,285
Interest income from real estate securities	15	709	678	1,462
Parking revenues and other operating income	1,143	419	2,092	867
Total revenues	95,175	27,643	191,426	60,977
Expenses:
Operating, maintenance, and management	33,025	7,006	63,922	12,593
Real estate taxes, property-related taxes, and insurance	12,368	3,874	25,589	7,999
Asset management fees to affiliate	2,850	3,433	5,934	6,851
General and administrative expenses	5,424	2,967	10,576	5,129
Depreciation and amortization	37,864	9,847	73,487	19,800
Interest expense	23,861	11,645	50,312	20,378
Impairment charge on real estate held for investment	1,044	—	1,044	—
Provision for loan losses	—	(3,664)	142	(3,820)
Total expenses	116,436	35,108	231,006	68,930
Other income
Gain on sales of foreclosed real estate held for sale	—	25	127	76
Gain on sales of real estate securities	—	—	25,456	—
Income from unconsolidated joint venture	750	2,367	750	4,234
Other interest income	6	25	11	87
Total other income	756	2,417	26,344	4,397
Loss from continuing operations	(20,505)	(5,048)	(13,236)	(3,556)
Discontinued operations:
Gain on sales of real estate, net	4,570	—	5,721	—
Income (loss) from discontinued operations	1,603	(515)	3,162	(964)
Impairment charges on discontinued operations	(9,875)	(22,814)	(16,868)	(22,814)
Total loss from discontinued operations	(3,702)	(23,329)	(7,985)	(23,778)
Net loss	(24,207)	(28,377)	(21,221)	(27,334)
Net income attributable to noncontrolling interest in discontinued operations	—	(2)	—	(104)
Net loss attributable to common stockholders	$(24,207)	$(28,379)	$(21,221)	$(27,438)
Basic and diluted loss per common share:
Continuing operations	(0.11)	(0.03)	(0.07)	(0.02)
Discontinued operations	(0.02)	(0.12)	(0.04)	(0.13)
Net loss per common share	$(0.13)	$(0.15)	$(0.11)	$(0.15)
Weighted-average number of common shares outstanding, basic and diluted	191,955,231	187,455,448	191,700,930	186,769,655
Distributions declared per common share	$—	$0.131	$0.085	$0.260
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(24,207)	$(28,377)	$(21,221)	$(27,334)
Other comprehensive income (loss)
Reclassification of realized gain on real estate securities	—	—	(25,240)	—
Unrealized change in market value of real estate securities	—	229	—	1,269
Unrealized gains on derivative instruments	521	1,117	972	2,419
Total other comprehensive income (loss)	521	1,346	(24,268)	3,688
Total comprehensive loss	(23,686)	(27,031)	(45,489)	(23,646)
Total comprehensive loss attributable to noncontrolling interests	—	(43)	—	(166)
Total comprehensive loss attributable to common stockholders	$(23,686)	$(27,074)	$(45,489)	$(23,812)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2011 and the Six Months Ended June 30, 2012 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Net loss	—	—	—	(19,338)	—	(19,338)	23,895	4,557
Other comprehensive income	—	—	—	—	32,723	32,723	91	32,814
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,650)	(1,650)
Issuance of common stock	6,351,438	63	46,429	—	—	46,492	—	46,492
Redemptions of common stock	(940,000)	(9)	(6,872)	—	—	(6,881)	—	(6,881)
Transfers to redeemable common stock	—	—	6	—	—	6	—	6
Distributions declared	—	—	—	(98,776)	—	(98,776)	—	(98,776)
Commissions on stock issuances to affiliate	—	—	(1,115)	—	—	(1,115)	—	(1,115)
Other offering costs	—	—	(68)	—	—	(68)	—	(68)
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881	$—	$814,881
Net loss	—	—	—	(21,221)	—	(21,221)	—	(21,221)
Other comprehensive loss	—	—	—	—	(24,268)	(24,268)	—	(24,268)
Issuance of common stock	1,714,015	17	11,114	—	—	11,131	—	11,131
Redemptions of common stock	(718,742)	(7)	(4,284)	—	—	(4,291)	—	(4,291)
Transfers from redeemable common stock	—	—	39,747	—	—	39,747	—	39,747
Distributions declared	—	—	—	(16,227)	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)	—	(262)
Other offering costs	—	—	(10)	—	—	(10)	—	(10)
Balance, June 30, 2012	191,726,806	$1,917	$1,685,533	$(887,480)	$(490)	$799,480	$—	$799,480
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(21,221)	$(27,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	73,487	19,800
Discontinued operations	2,296	16,147
Income from unconsolidated joint venture	—	(4,234)
Distribution of earnings from unconsolidated joint venture	—	4,234
Impairment charge on real estate - continuing operations	1,044	—
Impairment charges on real estate - discontinued operations	16,868	22,814
Noncash interest income on real estate-related investments	(138)	(825)
Change in provision for loan losses	114	(3,627)
Deferred rent	(3,838)	(3,621)
Bad debt expense	(665)	1,865
Amortization of deferred financing costs	4,152	3,447
Amortization of above- and below-market leases, net	(9,325)	(3,581)
Gain on sales of foreclosed real estate held for sale	(127)	(76)
Gain on sales of real estate, net	(5,721)	—
Gain on sales of real estate securities	(25,456)	—
Amortization of discount and premium on notes payable, net	736	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(12,436)	(892)
Rents and other receivables	3,981	(1,318)
Prepaid expenses and other assets	2,251	(3,939)
Accounts payable and accrued liabilities	(5,145)	(1,108)
Due to affiliates	—	(4)
Other liabilities	(8,026)	6,137
Net cash provided by operating activities	12,831	23,885
Cash Flows from Investing Activities:
Improvements to real estate	(9,278)	(12,556)
Proceeds from sales of real estate, net	265,364	—
Proceeds from sales of foreclosed real estate held for sale	2,748	18,259
Proceeds from sale of real estate loans receivable	16,830	—
Investments in real estate loans receivable	—	(41,159)
Principal repayments on real estate loans receivable	—	214
Proceeds from sale of real estate securities	46,214	—
Purchases of pledged securities	(1,832)	—
Maturities of pledged securities	3,399	—
Net change in restricted cash for capital expenditures	(8,907)	1,521
Net cash provided by (used in) investing activities	314,538	(33,721)
Cash Flows from Financing Activities:
Proceeds from notes payable	13,753	51,600
Principal payments on notes payable	(191,305)	(24,405)
Principal payments on repurchase agreements	(109,351)	(90,083)
Net change in restricted cash for debt service obligations	(6,988)	—
Payments of deferred financing costs	(970)	(9,761)
Payments to redeem common stock	(4,291)	(2,875)
Payments of commissions on stock issuances and other offering costs	(272)	(583)
Distributions paid to common stockholders	(13,594)	(25,534)
Distributions paid to noncontrolling interest	—	(1,168)
Net cash used in financing activities	(313,018)	(102,809)
Net increase (decrease) in cash and cash equivalents	14,351	(112,645)
Cash and cash equivalents, beginning of period	53,991	151,908
Cash and cash equivalents, end of period	$68,342	$39,263
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2012, the Company owned 828 real estate properties (of which 206 properties were held for sale), including the GKK Properties (defined below). In addition, as of June 30, 2012, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces have not been sold and are held for sale.
On September 1, 2011, the Company, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Capital Corp. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations under a mezzanine loan owed by wholly owned subsidiaries of Gramercy to KBS (the “GKK Mezzanine Loan”) . The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly owned or, with respect to a limited number of properties, held a leasehold interest in, 867 properties (the “GKK Properties”), including 576 bank branch properties and 291 office buildings, operations centers and other properties. As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to the Company, giving the Company title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date. For further discussion of the Settlement Agreement and the transfers of the GKK Properties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,105 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of June 30, 2012, the Company had redeemed 7,708,793 of the shares sold in the Offering for $66.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, the Company, through an indirect wholly owned subsidiary, entered into an Asset Management Services Agreement (the “Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties.  Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).  The Services Agreement will terminate on December 31, 2015.  The Company may terminate the Services Agreement on or after April 1, 2013 on ninety days written notice to the Property Manager, with the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement.  The Property Manager may terminate the Services Agreement on or after December 31, 2012 on ninety days written notice to the Company, without the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement.
As compensation for the Services, the Company agreed to pay to the Property Manager: (i) an annual fee of $12.0 million plus all GKK Property-related expenses incurred by the Property Manager, the payment of a portion of which annual fee may be deferred by the Company until not later than June 30, 2013, and (ii) subject to certain terms and conditions contained in the Services Agreement, participation interests in the amounts by which the net sales value of all properties sold plus the value of the Company’s remaining net assets exceed certain threshold amounts, which participation will equal not less than $3.5 million and not more than $12.0 million, measured on a date as determined pursuant to the terms of the Services Agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, except for the addition of the statements of other comprehensive income (loss).  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
June 30, 2012
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
Risks and Uncertainties
The Company’s projected cash flow from operations will not be sufficient to cover capital expenditures, interest and amortization payment requirements on debt obligations and principal pay-down requirements for debt obligations at maturity or to allow the Company to meet the conditions for extension of loans, therefore requiring the Company to sell assets in order to meet capital requirements. If the Company’s cash flow from operations continues to deteriorate, the Company will be more dependent on asset sales to fund operations and for liquidity needs. Moreover, the Company may be unable to meet financial and operating covenants in debt obligations, and its lenders may take action against the Company. These factors could also have a material adverse effect on the Company and its stockholders’ return.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2011, the Company had classified 250 properties as held for sale, of which 247 properties were GKK Properties. During the six months ended June 30, 2012, the Company disposed of 62 properties (including 57 GKK Properties), some of which were held for sale as of December 31, 2011. As of June 30, 2012, the Company had classified 206 properties (including 202 GKK Properties) as held for sale. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during period ended June 30, 2012, as discontinued operations for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2012 and 2011, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2012 through February 28, 2012 and during the six months ended June 30, 2011. For the period from January 1, 2012 through February 28, 2012 and for the six months ended June 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and January 1, 2011 through June 30, 2011 was a record date for distributions.
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
June 30, 2012
(unaudited)

Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of ASU No. 2011-10 did not have a material impact on the Company’s consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2012, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 22.3 million rentable square feet and was 86% occupied. The properties are located in 33 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 17.3 million rentable square feet related to the GKK Properties held for investment, which were 86% occupied as of June 30, 2012. The following table summarizes the Company’s investments in real estate as of June 30, 2012 and December 31, 2011 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2012:
Office	$97,651	$601,365	$27,387	$726,403
Industrial	27,917	141,779	5,261	174,957
GKK Properties	373,229	1,058,053	228,981	1,660,263
Real estate held for investment, at cost and net of impairment charges (1)	$498,797	$1,801,197	$261,629	$2,561,623
Accumulated depreciation/amortization	—	(164,966)	(51,607)	(216,573)
Real estate held for investment, net	$498,797	$1,636,231	$210,022	$2,345,050
As of December 31, 2011:
Office	$97,651	$599,371	$30,149	$727,171
Industrial	27,939	140,832	6,047	174,818
GKK Properties	373,505	1,057,322	229,005	1,659,832
Real estate held for investment, at cost and net of impairment charges	$499,095	$1,797,525	$265,201	$2,561,821
Accumulated depreciation/amortization	—	(117,672)	(34,108)	(151,780)
Real estate held for investment, net	$499,095	$1,679,853	$231,093	$2,410,041
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the Company’s leases, excluding options to extend, had remaining terms of up to 20.3 years with a weighted-average remaining term of 8.0 years. As of June 30, 2012, leases related to the GKK Properties, excluding options to extend, have remaining terms of up to 20.3 years with a weighted-average remaining term of 8.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding right provisions. As of June 30, 2012, these shedding rights totaled approximately 1.0 million square feet and can be exercised at various dates during 2012-2017. The Company has already been notified that 0.2 million square feet will be shed during the remainder of 2012, pursuant to these provisions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.1 million and $4.3 million as of June 30, 2012 and December 31, 2011, respectively.
During the six months ended June 30, 2012 and 2011, the Company recognized deferred rent from tenants of $3.6 million and $2.2 million, respectively. These excess amounts for the six months ended June 30, 2012 and 2011 were net of $0.2 million and $0.3 million of lease incentive amortization, respectively. As of June 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $24.9 million and $21.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.2 million and $5.2 million of unamortized lease incentives as of June 30, 2012 and December 31, 2011, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, and including leases subject to shedding rights, as of June 30, 2012 for the years ending December 31 is as follows (in thousands):

July 1, 2012 through December 31, 2012	$121,226
2013	227,151
2014	210,725
2015	194,866
2016	181,678
Thereafter	856,463
$1,792,109
As of June 30, 2012, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	99	$135,785	58.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted for any contractual tenant concessions (including free rent).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

As of June 30, 2012, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has approximately 600 tenants over a diverse range of industries and geographical regions. As of June 30, 2012, the Company had a bad debt expense reserve of $5.6 million, which represents approximately 2% of its annualized base rent. The Company’s bad debt reserve included $4.5 million related to the GKK Properties. During the six months ended June 30, 2012 and 2011, the Company recorded bad debt expense related to its tenant receivables of $0.6 million and $1.6 million, respectively.
As of June 30, 2012, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Net Rentable Square Feet	Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Bank of America, N.A.	Various	Finance	8,153,812	36.5%	$70,827	30.5%	$8.69	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2012, adjusted for any contractual tenant concessions (including free rent).
(2) As of June 30, 2012, lease expiration dates ranged from 2012 to 2026 with a weighted-average remaining term of 9.5 years. Additionally, as of June 30, 2012, some of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.5 million square feet and can be exercised at various dates from 2012 to 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$21,968	$13,236	$44,246	$40,113
Income (loss) before income taxes	3,147	(12,875)	3,866	(10,095)
Net income (loss)	2,463	(8,826)	3,116	(6,777)

	As of
	June 30, 2012	December 31, 2011
Consolidated Balance Sheets (in millions)
Total assets	$2,160,854	$2,129,046
Total liabilities	1,924,879	1,898,945
Total shareholders’ equity	235,975	230,101

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Geographic Concentration Risk
As of June 30, 2012, the Company’s net investments in real estate in North Carolina represented 11.6% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market.  Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the three and six months ended June 30, 2012, the Company recorded an impairment charge of $1.0 million with respect to one GKK Property held for investment. See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cost, net of impairments	$261,629	$265,201	$46,288	$50,302	$(189,374)	$(192,723)
Accumulated Amortization	(51,607)	(34,108)	(9,058)	(8,590)	25,819	16,338
Net Amount	$210,022	$231,093	$37,230	$41,712	$(163,555)	$(176,385)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(10,897)	$(2,296)	$(2,422)	$(501)	$6,375	$1,793

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(21,046)	$(4,722)	$(4,482)	$(970)	$12,831	$2,618

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2012 and December 31, 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2012 (1)	Book Value as of June 30, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sandmar Mezzanine Loan Southeast U.S. (5)	01/09/2007	Retail	Mezzanine	$5,000	$5,036	$5,040	5.40%	6.36%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (6)	08/06/2007	Retail	Mortgage	6,920	6,905	6,864	8.00%	9.36%	09/01/2012
San Diego Office Portfolio B-Note San Diego, California	10/26/2007	Office	B-Note	20,000	15,742	15,455	5.78%	11.18%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	4,000	3,069	3,005	6.05%	12.24%	07/11/2017
11 South LaSalle Loan Chicago, Illinois (7)	08/08/2007	Office	Mortgage	—	—	38,794	8.00%	(7)	09/01/2010
Petra Subordinated Debt Tranche A (8)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(8)	04/27/2009
Petra Subordinated Debt Tranche B (8)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(8)	10/26/2009
				$35,920	$30,752	$119,158
Reserve for Loan Losses (9)				—	(2,283)	(74,134)
				$35,920	$28,469	$45,024
_____________________
(1) Outstanding principal balance as of June 30, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance adjusted for unamortized acquisition discounts, origination fees, and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment during 2012. The annualized effective interest rates and contractual interest rates presented are for the six months ended June 30, 2012.
(4) Maturity dates are as of June 30, 2012. Subject to certain conditions, the maturity date of certain loans receivable may be extended beyond the maturity date shown.
(5) The Company had recorded an asset-specific loan loss reserve against this investment as of June 30, 2012. See “—Reserve for Loan Losses.”
(6) The borrower under this loan has a one-year extension option, subject to certain terms and conditions.
(7) See “—Recent Transactions – 11 South LaSalle Loan Sale.”
(8) As of December 31, 2011, the Company had recorded asset-specific loan loss reserves to reduce the carrying values of these investments to $0. The Company wrote-off its investment in the Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B during the six months ended June 30, 2012.
(9) See “—Reserve for Loan Losses.”
As of June 30, 2012, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to the satisfaction of certain conditions by the borrowers.
As of June 30, 2012 and December 31, 2011, interest receivable from real estate loans receivable was $0.3 million and $1.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2012 (in thousands):

Real estate loans receivable, net - December 31, 2011	$45,024
Accretion of discounts on purchased real estate loans receivable	362
Amortization of origination fees and costs on purchased and originated real estate loans receivable	27
Change in loan loss reserve	71,851
Sale of the 11 South LaSalle Loan	(38,795)
Write-off of Petra Subordinated Debt	(50,000)
Real estate loans receivable, net - June 30, 2012	$28,469

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

For the three and six months ended June 30, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest income	$588	$1,493	$1,166	$9,009
Accretion of purchase discounts	184	307	362	603
Amortization of origination fees and costs and acquisition costs, net	14	10	27	673
Interest income from real estate loans receivable	$786	$1,810	$1,555	$10,285
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the six months ended June 30, 2012, the Company recognized $0.2 million of interest income related to an impaired loan with an asset-specific reserve. Additionally, as of June 30, 2012, the Company had interest income receivable of $0.2 million related to its impaired loan.
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
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the six months ended June 30, 2012 were as follows (in thousands):

Reserve for loan losses, December 31, 2011	$74,134
Provision for loan losses	142
Charge-offs to reserve for loan losses	(71,993)
Reserve for loan losses, June 30, 2012	$2,283
As of June 30, 2012, the total reserve for loan losses consisted of $2.3 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.
The Company recorded provision for loan loss reserve of $0.1 million during the six months ended June 30, 2012 and reduced its provision for loan loss reserve by $3.8 million during the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company also charged-off $72.0 million of reserves for loan losses related to the write-off of Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. For the six months ended June 30, 2011, the change in loan loss reserves was comprised of an increase of $14.3 million to the asset-specific loan loss reserves, offset by a decrease of $18.1 million calculated on a portfolio-basis. During the six months ended June 30, 2011, the Company also recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan. As of June 30, 2012, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

6.	REAL ESTATE SECURITIES
Securities Held to Maturity
In connection with the Settlement Agreement, the Company received a portfolio of treasury securities that is pledged to provide a portion of the principal and interest payments for mortgage debt secured by certain GKK Properties. Since the Company does not intend to sell the securities, the securities are classified as held to maturity and are presented on an amortized cost basis and not at fair value. As of June 30, 2012, the Company’s investments in treasury securities had a carrying value and fair value of $90.0 million and $89.9 million, respectively, and have maturities that extend through November 2013. As of December 31, 2011, the carrying value and fair value of the Company’s treasury securities were $91.5 million and $91.5 million, respectively. The Company did not record any other-than-temporary impairments related to its held to maturity securities during the six months ended June 30, 2012.
Securities Available for Sale
As of December 31, 2011, the Company held securities backed by CMBS that accrued interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (the “Fixed Rate Securities”), which were classified as available-for-sale.  From acquisition through December 31, 2011, the Company had recognized through earnings other-than-temporary impairments of $22.2 million on the Fixed Rate Securities.  As of December 31, 2011, the carrying value of the Fixed Rate Securities was $46.2 million, consisting of cumulative unrealized gains of $25.2 million, which were recorded to accumulated other comprehensive income.  On March 27, 2012, the Company sold the Fixed Rate Securities to an unaffiliated buyer for a sales price of $46.7 million.  As a result, during the six months ended June 30, 2012, the Company realized a gain on the sale of Fixed Rate Securities of $25.5 million.

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2011, the Company disposed of three office properties and seven industrial properties, and through a consolidated joint venture, transferred a portfolio of 23 industrial properties and a master lease in full satisfaction of the debt outstanding to an affiliate of the lender. During the six months ended June 30, 2012, the Company disposed of an additional four office properties, one industrial property and 57 of the GKK Properties. As of June 30, 2012, the Company also classified two office properties, two industrial properties and 202 of the GKK Properties with an aggregate net book value of $287.7 million as held for sale. During the three and six months ended June 30, 2012, the Company recorded an impairment charge of $9.9 million and $16.9 million, respectively, related to discontinued operations. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company has entered into, offers received which the Company intends to accept or broker estimates of value. The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues and other income	$13,103	$23,082	$28,901	$47,429
Total expenses	11,500	23,597	25,739	48,393
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	1,603	(515)	3,162	(964)
Gain on sales of real estate, net	4,570	—	5,721	—
Impairment charge	(9,875)	(22,814)	(16,868)	(22,814)
Loss from discontinued operations	$(3,702)	$(23,329)	$(7,985)	$(23,778)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$296,882	$567,740
Accumulated depreciation and amortization	(9,156)	(13,548)
Real estate held for sale, net	287,726	554,192
Other assets	9,943	25,035
Total assets	$297,669	$579,227
Liabilities related to real estate held for sale
Notes payable	268,963	438,819
Other liabilities	20,282	26,297
Total liabilities	$289,245	$465,116

8.	FORECLOSED REAL ESTATE HELD FOR SALE
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
As of June 30, 2012, the Company’s investment in the Tribeca Building consisted of three condominium units, two retail spaces and parking spaces with a carrying value of $26.2 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the six months ended June 30, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $1.5 million related to foreclosed real estate held for sale. During the six months ended June 30, 2011, the Company sold six condominium units of the Tribeca Building and recognized a gain on sale of $76,000 and recorded expenses of $1.2 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

9.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of June 30, 2012 and December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

Loan Type	Book Value as of June 30, 2012	Book Value as of December 31, 2011	Contractual Interest Rates as of June 30, 2012 (1)	Weighted-Average Interest Rates as of June 30, 2012 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$257,608	$366,158	5.6% - 6.1%	5.9%	2.0
GKK Properties mortgage loans	1,012,217	1,025,421	5.1% - 10.3%	6.1%	5.3
	1,269,825	1,391,579
Variable Rate
Mortgage loans (3)	276,383	280,446	(4)	3.3%	1.7
GKK Properties mortgage loans	434,775	486,510	(4)	4.8%	0.6
Repurchase agreements (5)	40,306	149,657	One-month LIBOR + 3.50%	3.7%	0.8
	751,464	916,613
Total Notes Payable and Repurchase Agreements principal outstanding	2,021,289	2,308,192
Discount on notes payable, net (6)	(8,248)	(8,984)
Total Notes Payable and Repurchase Agreements, net	$2,013,041	$2,299,208
_____________________
(1) Contractual interest rates as of June 30, 2012 represent the range of interest rates in effect under these loans as of June 30, 2012. Weighted-average interest rates as of June 30, 2012 are calculated as the actual interest rate in effect as of June 30, 2012 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices as of June 30, 2012, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of June 30, 2012; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) The Company has entered into separate interest rate swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”
(4) The contractual interest rates of these loans will vary based on one-month LIBOR plus a fixed spread. The spreads on the mortgage loans and GKK Properties mortgage loans range from 2.1% to 3.0% and 1.9% to 7.5%, respectively.
(5) See “—Repurchase Agreements.”
(6) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the notes were assumed. The discount and premium are amortized over the remaining life of the respective loans.
As of June 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $3.4 million and $6.3 million, respectively, net of amortization. During the three and six months ended June 30, 2012, the Company incurred interest expense, net of discontinued operations, of $23.9 million and $50.3 million, respectively. During the three and six months ended June 30, 2011, the Company incurred interest expense, net of discontinued operations, of $11.6 million and $20.4 million, respectively. Included in interest expense was the amortization of deferred financing costs of $1.5 million and $3.7 million for the three and six months ended June 30, 2012, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.4 million and $0.9 million for the three and six months ended June 30, 2012, respectively. Included in interest expense were the amortization of deferred financing costs of $2.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.8 million and $1.6 million for the three and six months ended June 30, 2011, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which reduced interest expense by $0.2 million for the three months ended June 30, 2012 and increased interest expense by $0.7 million for the six months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, $10.5 million and $9.2 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable and repurchase agreements outstanding as of June 30, 2012 (in thousands):

	Notes Payable	Repurchase Agreements	Total
July 1, 2012 through December 31, 2012	$372,419	$—	$372,419
2013	739,383	40,306	779,689
2014	114,455		114,455
2015	192,636	—	192,636
2016	137,611	—	137,611
Thereafter	424,479	—	424,479
	$1,980,983	$40,306	$2,021,289
During the six months ended June 30, 2012, one of the loans the Company assumed pursuant to the Settlement Agreement, which had an outstanding principal balance and carrying value of $43.5 million (the “One Citizens Loan”), matured without repayment. As a result, on July 31, 2012, the One Citizens Loan lender foreclosed on the property securing the One Citizens Loan.  As of June 30, 2012, the carrying value of the property securing the One Citizens Loan was $33.9 million.
Additionally, the Company is in negotiations with the lender to restructure or extend one of the loans the Company assumed pursuant to the Settlement Agreement, which had an outstanding principal balance of $167.2 million (the “Goldman Mortgage Loan”), as of June 30, 2012.  The principal balance of the Goldman Mortgage Loan as of June 30, 2012, excludes the Company’s $27.9 million subordinated interest in the Goldman Mortgage Loan. The Goldman Mortgage Loan matures on August 31, 2012 and there is no guarantee that the lender will extend or refinance the balance due under this loan at maturity and it may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  Furthermore, a default on the Goldman Mortgage Loan may constitute a default under the Amended Repurchase Agreements (defined below) and under certain conditions, the Company may be required to transfer the equity interests in the mortgage borrowers that own the properties securing the Goldman Mortgage Loan to the GKK Lenders (defined below) to avoid a default under the Amended Repurchase Agreements. The carrying value of the properties securing the Goldman Mortgage Loan was $175.6 million as of June 30, 2012. Additionally, the Company held $11.5 million in various reserve accounts related to the Goldman Mortgage Loan.
The following summarizes the activity related to notes payable and repurchase agreements for the six months ended June 30, 2012 (in thousands):

	Notes Payable	Repurchase Agreements	Total
Total Notes Payable and Repurchase Agreements, net - December 31, 2011	$2,149,551	$149,657	$2,299,208
Draws	13,753	—	13,753
Principal repayments	(191,305)	(109,351)	(300,656)
Amortization of discount on notes payable, net	736	—	736
Total Notes Payable and Repurchase Agreements, net - June 30, 2012	$1,972,735	$40,306	$2,013,041

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Debt Covenants and Requirements under the Company’s Loan Agreements and Amended Repurchase Agreements
The documents evidencing the Company’s debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.
As of June 30, 2012, the borrowers under two mortgage loans that the Company assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $204.1 million (the “BBD2 Loan”) and $13.5 million (the “Jenkins Loan”), respectively, as of June 30, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property.
The loan agreements and security documents relating to the FSI 6000A, FSI 6000B, FSI 6000C, FSI 6000D and 801 Market Street loans contain provisions that prohibit the pledge of certain Equity Interests in the mortgage borrowers or their direct or indirect owners.  As a result of the transfers under the Settlement Agreement and the Company’s subsequent pledge of certain Equity Interests as security for the Amended Repurchase Agreements, the lenders under these mortgage loans may view certain pledges as being prohibited.  If they do, they may attempt to exercise certain remedies detailed in the respective loan and security documents, including without limitation, accelerating the outstanding amount under each mortgage loan or foreclosing on the underlying properties securing the mortgage loans.  As of June 30, 2012, the total outstanding debt on these five loans was $147.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

In connection with the restructuring of its former investment in the GKK Mezzanine Loan, on April 28, 2011, the Company, through certain indirect wholly owned subsidiaries (collectively, “KBS GKK”), amended and restated its repurchase agreements which were secured by its former investment in the GKK Mezzanine Loan. The Company further amended the repurchase agreements (the “Amended Repurchase Agreements”) on September 1, 2011 in connection with the Settlement Agreement. The Amended Repurchase Agreements are currently secured by, among other things, the equity interests in the owners of and the holders of leasehold interests in, the GKK Properties that were transferred to the Company pursuant to the Settlement Agreement. The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, the Company has made and is required to make certain mandatory payments to the lenders under the Amended Repurchase Agreements (the “GKK Lenders”) as follows:

(i)	on October 15, 2011, the Company made an amortization payment of $35 million;

(ii)
every three months from January 15, 2012 through April 2013, the Company was and is required to make additional amortization payments of approximately $24.3 million, which payments may be decreased by any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
on October 15, 2011, the Company made payments relating to the acquisition of certain loans which were directly or indirectly secured by the GKK Properties in the amount of $1.6 million, and the Company was required to make payments in the amount of $1.1 million every three months thereafter through April 2013 (the “Loan Acquisition Payments”), which the Company has already prepaid; and

(iv)
the Company is required to pay 75% to 100% of excess cash flows or net cash proceeds from: (a) the operations of the GKK Properties, net of debt service and capital reserves; (b) the sale of certain GKK Properties; (c) the sale of certain real estate-related debt investments owned by the Company; (d) the sale of substantially all other properties owned by the Company, in excess of $75 million in the aggregate in any calendar year; and (e) certain indebtedness incurred or equity issued (excluding proceeds from the Company's dividend reinvestment plan, which terminated effective April 10, 2012) by the Company.

As of June 30, 2012, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $40.3 million and the Company could voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

In connection with its execution of the Settlement Agreement, KBS GKK agreed that a default by the Company on any of the five loans specified in the Amended Repurchase Agreements (a “Mortgage Default”), which loans are secured by certain of the GKK Properties, may, in certain circumstances, constitute a default under the Amended Repurchase Agreements. Under certain conditions, a Mortgage Default would not trigger a default under the Amended Repurchase Agreements if the Company were to transfer the equity interests in the owner of the property subject to the Mortgage Default to the GKK Lenders. See the discussion of the Goldman Mortgage Loan above.
Amended Repurchase Agreements
The carrying values of the Amended Repurchase Agreements, the book values of the underlying collateral and the Amended Repurchase Agreement counterparties as of June 30, 2012 were as follows (dollars in thousands):

Collateral	Balance Sheet Classification of Collateral	Carrying Value of Repurchase Agreement	Book Value of Underlying Collateral	Maturity Date of Collateral	Repurchase Agreement Counterparties
GKK I (1)	GKK Properties	$22,672	$233,070	N/A	CF Branch Trust 2012-1
GKK II (1)	GKK Properties	17,634	181,277	N/A	Midtown Acquisitions L.P.
		$40,306	$414,347
_____________________
(1) The Company and certain of its subsidiaries, collectively, are the guarantors of the Amended Repurchase Agreements. On September 1, 2011, the Company, through an indirect wholly owned subsidiary, entered into the Settlement Agreement with, among other parties, GKK Stars to effect the orderly transfer of the entities which directly or indirectly own or hold leasehold interests in the GKK Properties, which secure the Amended Repurchase Agreements, and their related liabilities to the Company in satisfaction of certain debt obligations owed by GKK Stars and its affiliates to the Company.
As of June 30, 2012, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $40.3 million. As of June 30, 2012, the Company had fully prepaid the July 15, 2012 and October 15, 2012 amortization payments of $24.3 million and all of the Loan Acquisition Payments. In addition, as of June 30, 2012, the Company had prepaid $8.4 million of the January 15, 2013 amortization payment.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of June 30, 2012 and December 31, 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	June 30, 2012	December 31, 2011
Interest Rate Swap	07/11/2008	07/11/2012	$39,679		One-month LIBOR/Fixed at 3.82%	$(39)	$(718)
Interest Rate Swap	02/05/2009	03/01/2013	34,275	(1)	One-month LIBOR/Fixed at 2.26%	(452)	(745)
Total derivatives designated as hedging instruments			$73,954			$(491)	$(1,463)
_____________________
(1) The notional value of this interest rate swap was $45.7 million prior to March 1, 2012.
Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $0.5 million and $1.0 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2012, respectively. The Company recorded unrealized gains of $1.1 million and $2.4 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and six months ended June 30, 2011, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $1.1 million and $2.6 million of interest expense related to the effective portion of cash flow hedges during the six months ended June 30, 2012 and 2011, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the six months ended June 30, 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $0.5 million as of June 30, 2012 and is included in accumulated other comprehensive loss.

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
June 30, 2012
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,920	$28,469	$25,293	$124,714	$45,024	$42,550
Pledged government securities	89,954	89,961	89,860	91,527	91,541	91,472
Financial liabilities:
Notes payable and repurchase agreements	$2,021,289	$2,013,041	$1,998,187	$2,308,192	$2,299,208	$2,257,689
_____________________
(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of June 30, 2012 and December 31, 2011, respectively, and requires a significant amount of judgment. The actual value of these investments could be materially different from the Company’s estimate of value.
Assets and Liabilities Recorded at Fair Value
During the six months ended June 30, 2012, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(491)	$—	$(491)	$—
GKK Properties - contingent liability (1)	$(12,000)	$—	$—	$(12,000)
_____________________
(1) The fair value of the Company’s contingent liability is equal to the maximum amount payable to the Property Manager for participation interests pursuant to the Services Agreement.
During the six months ended June 30, 2012, the Company measured the following assets and liabilities at fair value on a nonrecurring basis at the time each event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate - continuing operations	$720	$—	$—	$720
Impaired real estate - discontinued operations	$175,610	$—	$—	$175,610
_____________________
(1) Represents amount at the time the event occurred.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

During the six months ended June 30, 2012, the Company recognized an impairment loss of $1.0 million on one GKK Property held for investment and adjusted the real estate and related assets to fair value. The Company determined the fair value of this impaired real estate based on an offer the Company received to purchase the property, which the Company intends to accept.
During the six months ended June 30, 2012, the Company recognized impairment losses totaling $16.9 million related to 66 real estate properties held for sale or sold (including 61 GKK Properties) and adjusted the values of the real estate and related assets to fair value. The Company determined the fair value for 31 of its impaired real estate properties held for sale (including 26 GKK Properties) based on the estimated sales price less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received which the Company intends to accept. The Company determined the fair value for another 31 of its impaired real estate properties held for sale (all of which were GKK Properties) by obtaining and reviewing broker estimates of value. The table below sets forth the estimated capitalization rates (determined based generally on a direct capitalization rate analysis) used to estimate the fair value of these 31 impaired real estate assets that are held for sale.

	Number of Properties	Range of Terminal Capitalization Rates
Properties with stabilized occupancy	17	6.0% to 9.1%
Properties with unstabilized occupancy	14	6.6% to 10.0%
The capitalization rates selected by the Company vary on a property by property basis based upon several factors such as asset location, occupancy, lease terms, and quality of the tenant in place. The weighted average capitalization rates used by the Company for stabilized and unstabilized properties were approximately 7.6% and 8.7%, respectively. The range of capitalization rates disclosed above should not be relied upon as an indication of the price at which other properties in the Company’s real estate portfolio may sell, as there are many factors that influence the capitalization rate on a property by property basis.
In addition, the Company determined the fair value of four impaired real estate properties held for sale (all of which were GKK Properties) based on broker estimates of value. These four properties have unstabilized occupancy and are not included in the table above. The total impairment recognized for these four properties was $51,000 during the six months ended June 30, 2012.

12.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2012 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2012 and 2011, respectively, and any related amounts payable as of June 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees(1)	$3,078	$4,540	$6,489	$9,049	$—	$—
Reimbursement of operating expenses(2)	30	12	65	23	—	—
Disposition fees(3)	605	—	2,509	—	—	—
Additional Paid-in Capital
Selling commissions	—	284	262	565	—	—
	$3,713	$4,836	$9,325	$9,637	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.2 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts were the only employee costs reimbursed under the Advisory Agreement through June 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to real estate loans receivable sold are reflected in the provision for loan losses in the accompanying consolidated statements of operations. Disposition fees with respect to real estate securities sold are included in the gain on sales of real estate securities in the accompanying consolidated statements of operations.

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$54,485	$28,096
Supplemental Disclosure of Significant Noncash Transactions:
Decrease in distributions payable	$(8,498)	$(145)
Increase in capital expenses payable	$899	$1,977
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$11,131	$23,239

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

14.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of June 30, 2012. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities and preferred membership interest investments. The GKK Properties segment excludes GKK Properties sold or held for sale but includes the other GKK Properties held as a result of the indirect transfers under the Settlement Agreement of primarily office properties, bank branch properties and operations centers located in 32 states. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following tables summarize total revenues and NOI for each reportable segment for the three and six months ended June 30, 2012 and 2011, and total assets and total liabilities for each reportable segment as of June 30, 2012 and December 31, 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Real estate segment	$21,891	$25,124	$44,933	$49,230
Real estate-related segment	801	2,519	2,233	11,747
GKK Properties segment	72,483	—	144,260	—
Total revenues	$95,175	$27,643	$191,426	$60,977
Interest Expense:
Real estate segment	$5,944	$7,569	$12,040	$14,582
Real estate-related segment	—	4,076	24	5,796
GKK Properties segment	17,917	—	38,248	—
Total interest expense	$23,861	$11,645	$50,312	$20,378
NOI:
Real estate segment	$4,669	$5,429	$10,576	$10,786
Real estate-related segment	1,497	(1,377)	2,615	6,604
GKK Properties segment	17,655	—	33,228	—
Total NOI	$23,821	$4,052	$46,419	$17,390

	As of June 30,	As of December 31,
	2012	2011
Assets:
Real estate segment	$827,834	$837,106
Real estate-related segment	29,613	99,294
GKK Properties segment	1,904,050	1,950,663
Total segment assets	2,761,497	2,887,063
Real estate held for sale	299,426	579,227
Foreclosed real estate held for sale	26,227	28,848
Corporate-level(1)	36,376	9,650
Total assets	$3,123,526	$3,504,788
Liabilities:
Real estate segment	$505,992	$508,773
Real estate-related segment	6	6,863
GKK Properties segment	1,521,709	1,653,887
Total segment liabilities	2,027,707	2,169,523
Real estate held for sale	289,245	465,116
Corporate-level(2)	1,465	9,892
Total liabilities	$2,318,417	$2,644,531
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $35.2 million and $9.1 million as of June 30, 2012 and December 31, 2011, respectively.
(2) As of June 30, 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses. As of December 31, 2011, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(24,207)	$(28,377)	$(21,221)	$(27,334)
General and administrative expenses	5,424	2,967	10,576	5,129
Depreciation and amortization	37,864	9,847	73,487	19,800
Gain on sale of foreclosed real estate held for sale	—	(25)	(127)	(76)
Gain on sale of real estate securities	—	—	(25,456)	—
Other interest income	(6)	(25)	(11)	(87)
Impairment charge on real estate held for investment	1,044	—	1,044	—
Provision for loan losses	—	(3,664)	142	(3,820)
Total (income) loss from discontinued operations	3,702	23,329	7,985	23,778
NOI	$23,821	$4,052	$46,419	$17,390

15.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties. The property leases have expiration dates between 2012 and 2085 and are subject to ground leases that have expiration dates between 2012 and 2101. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the properties.
Future minimum lease payments owed by the Company under non-cancelable operating ground leases as of June 30, 2012 are as follows (in thousands):

July 1, 2012 through December 31, 2012	$10,062
2013	19,831
2014	19,536
2015	18,997
2016	18,124
Thereafter	138,587
$225,137
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
June 30, 2012
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
Under the Settlement Agreement, the Company indirectly took title to or, with respect to a limited number of the GKK Properties, indirectly took a leasehold interest in, the GKK Properties on an “as is” basis. As such, the Company was not able to inspect the GKK Properties or conduct standard due diligence on certain of the GKK Properties before the transfers of the properties. Additionally, the Company did not receive representations, warranties and indemnities relating to the GKK Properties from Gramercy and/or its affiliates. Thus, the value of the GKK Properties may decline if the Company subsequently discovers environmental problems with the GKK Properties.
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
Disposition of Properties Subsequent to June 30, 2012
Subsequent to June 30, 2012 and through August 13, 2012, the Company sold one office property, which was classified as held for sale as of June 30, 2012, for $36.5 million (net of selling costs), which resulted in net sale proceeds after the repayment of debt outstanding of $6.2 million. Additionally, the Company sold ten of the GKK Properties, which were classified as held for sale as of June 30, 2012, consisting of nine bank branch properties and one office property for $10.2 million (net of selling costs), which resulted in net sales proceeds of $1.2 million after the repayment of debt outstanding and the funding of required lender reserves under certain mortgage portfolios. The net sales proceeds from the sales of the GKK Properties were used to fund loan reserves and to repay debt outstanding under the Amended Repurchase Agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Financing Transactions
Extension, Modification and Paydown of the Portfolio Secured Mortgage Loan Facility
On July 9, 2008, certain of the Company’s wholly owned subsidiaries (the “Portfolio Secured Mortgage Loan Facility Borrowers”), entered into a secured four-year mortgage loan agreement with an unaffiliated lender for the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The Portfolio Secured Mortgage Loan Facility was secured by various real estate properties owned by the Portfolio Secured Mortgage Loan Facility Borrowers. The maturity date of the loan was July 9, 2012, with two one-year extension options, subject to certain conditions contained in the loan documents. On October 27, 2011, the Sabal VI Building was added to the Portfolio Secured Mortgage Loan Facility. On July 10, 2012, the Portfolio Secured Mortgage Loan Facility Borrowers entered into a loan modification agreement to release the following properties from the loan: Plainfield Business Center, Riverview Business Center I & II, Royal Parkway Center I & II, Rivertech I & II, Great Oaks Center, Rickenbacker IV and the Sabal VI Building. In connection with the loan modification agreement and the release of certain properties from the loan, the Company also paid down the outstanding principal balance by $77.5 million and extended the maturity date of the Portfolio Secured Mortgage Loan Facility to September 9, 2012. As of July 11, 2012, the aggregate principal amount outstanding under the loan was $15.0 million.
Office Portfolio Mortgage Loan
On July 11, 2012, the Company, through indirect wholly owned subsidiaries, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Crescent Green Buildings, the Sabal VI Building and Great Oaks Center (the “Office Portfolio Mortgage Loan”). The proceeds from the Office Portfolio Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Office Portfolio Mortgage Loan is $55.5 million. At closing, $52.4 million was disbursed to the Company and $3.1 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Office Portfolio Mortgage Loan bears interest at a floating rate equal to 225 basis points over one-month LIBOR. Monthly payments on the Office Portfolio Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%. KBS REIT Properties, LLC (“KBS REIT Properties”), an affiliate of the Company, is providing a guaranty of 25% of the outstanding principal amount of the loan.
Industrial Portfolio Mortgage Loan
On July 11, 2012, the Company, through indirect wholly owned subsidiaries, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by Royal Parkway Center I & II, Riverview Business Center I & II and Plainfield Business Center (the “Industrial Portfolio Mortgage Loan”). The proceeds from the Industrial Portfolio Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Industrial Portfolio Mortgage Loan is $25.8 million. At closing, $22.7 million was disbursed to the Company and $3.1 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Industrial Portfolio Mortgage Loan bears interest at a floating rate equal to 250 basis points over one-month LIBOR. Monthly payments are interest only during the initial term of the loan. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Rivertech Mortgage Loan
On July 11, 2012, the Company, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Rivertech I & II Buildings (the “Rivertech Mortgage Loan”). The proceeds from the Rivertech Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Rivertech Mortgage Loan is $25.2 million. At closing, $21.9 million was disbursed to the Company. An earn-out advance of $3.3 million is available for future disbursements, but must be disbursed prior to the initial maturity date of July 31, 2015 and is subject to the satisfaction of certain terms and conditions set forth in the loan documents. The Rivertech Mortgage Loan has two one-year extension options, subject to certain conditions contained in the loan documents, and bears interest at a floating rate equal to 275 basis points over one-month LIBOR. Monthly payments are interest only during the initial term of the loan. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.
Rickenbacker Mortgage Loan
On July 11, 2012, the Company, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Rickerbacker IV Building (the “Rickerbacker Mortgage Loan”). The proceeds from the Rickerbacker Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Rickerbacker Mortgage Loan is $7.5 million. At closing, $6.0 million was disbursed to the Company and $1.5 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Rickerbacker Mortgage Loan bears interest at a floating rate equal to 250 basis points over one-month LIBOR. Monthly payments are interest only during the initial term of the loan. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.

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

•
Our projected cash flow from operations will not be sufficient to cover our capital expenditures, interest and amortization payment requirements on our debt obligations and principal pay-down requirements for our debt obligations at maturity or to allow us to meet the conditions for extension of our loans, therefore, requiring us to sell assets in order to meet our capital requirements. If our cash flow from operations continues to deteriorate, we will be more dependent on asset sales to fund our operations and for our liquidity needs. Moreover, we may be unable to meet financial and operating covenants in our debt obligations, and our lenders may take action against us. These factors could also have a material adverse effect on us and our stockholders’ return.

•
We may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of our assets sooner than we otherwise would and/or our lenders may take action against us. We may not have sufficient liquidity from our operations to fund our future capital needs and, as a result of the debt we assumed in relation to the GKK Properties (defined in “— Overview”), we presently have extremely limited additional borrowing capacity. Additionally, our repurchase agreements and/or some of our other debt, including debt we assumed in connection with the transfers of the GKK Properties under the Settlement Agreement (defined in “— Overview”), contain restrictive covenants relating to our operations, our ability to incur additional debt and our ability to declare distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our investments in real estate and real estate loans may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real property investments could decrease, making it more difficult for us to meet our debt service obligations. Revenues from the properties and other assets directly securing our loan investments could decrease, making it more difficult for the borrower to meet its payment obligations to us. In addition, decreases in revenues from the properties directly securing our loan investments could result in decreased valuations for those properties, which could make it difficult for our borrowers to repay or refinance their obligations to us. These factors could make it more difficult for us to meet our debt service obligations and reduce our stockholders’ return.

•	Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of our investments.

•
Certain of our debt obligations have variable interest rates and related payments that vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and reduce our stockholders’ return.

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

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).
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
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. The dividend reinvestment plan terminated effective April 10, 2012. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and, as of June 30, 2012, we had sold 28,306,105 shares under our now terminated dividend reinvestment plan for gross offering proceeds of $233.7 million.
As of June 30, 2012, we owned 828 real estate properties (of which 206 properties were held for sale), including the GKK Properties. In addition, as of June 30, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 1, 2011, we, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Capital Corp. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations under a mezzanine loan owed by wholly owned subsidiaries of Gramercy to KBS (the “GKK Mezzanine Loan”).  The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly owned or, with respect to a limited number of properties, held a leasehold interest in, 867 properties (the “GKK Properties”), including 576 bank branch properties and 291 office buildings, operations centers and other properties.  As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to us, giving us title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date.  For a further discussion of the Settlement Agreement, the transfers of the GKK Properties and the debt related to these properties, including our repurchase agreement debt, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
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
Throughout the financial crisis and economic downturn, U.S. commercial real estate transactions experienced a sharp decline in volume. Very little market activity (buying or selling) took place in 2009 and the first half of 2010. In the second half of 2010 and the first half of 2011, the markets experienced a rebound in transaction activity. High-quality assets in primary (top-tier) markets experienced the largest increase in transaction volume. The second half of 2011, however, witnessed a significant slowdown in the level of market activity. Uncertainty in areas such as the cost of capital, and the ability to hedge asset risks, produced enough friction to bring transaction volumes down. However, toward the end of December and the first half of 2012, the U.S. commercial real estate markets showed signs of recovery and increased transaction volumes.
While there are signs of improvement for commercial real estate, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2011, but market volatility has increased caution among lenders and can affect capital supply. Commercial mortgage-backed securities (“CMBS”) lending, which was largely shut down in the second half of 2011, began again during the first half of 2012.

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
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are either directly secured by commercial real estate (e.g., deeds of trust or mortgages) or secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. In particular, our investments in mezzanine loans and B-Notes have been impacted to a greater degree as current valuations for buildings directly or indirectly securing our investment positions have likely decreased from the date of our acquisition or origination of these investments. In such instances, the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the performance of collateral directly or indirectly securing our loan investments, and therefore have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we do not have any investments maturing within a year from June 30, 2012. We have fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $30.8 million. As of June 30, 2012, we had recorded $2.3 million of reserves for loan losses related to the real estate-related investments that we currently hold in our portfolio.
Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties including the properties directly or indirectly serving as the collateral for our debt obligations, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes, credit facilities and repurchase agreements at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will be permitted to extend the maturity of our current loan agreements and other loan documents, with the exception of the Goldman Mortgage Loan (defined below), we can give no assurance in this regard. We have a mortgage loan with an outstanding principal balance of $167.2 million as of June 30, 2012 that matures on August 31, 2012 (the “Goldman Mortgage Loan”). There is no guarantee that the lender will extend or refinance the balance due under this loan at maturity. See the discussion of the Goldman Mortgage Loan under “— Contractual Commitments and Contingencies” and the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q. We have $723.4 million of debt maturing (including principal amortization payments) during the 12 months ending June 30, 2013. Assuming our notes payable, credit facilities and repurchase agreements are fully extended under the terms of the respective loan agreements and other loan documents, we have $631.0 million of debt maturing (including principal amortization payments) during the 12 months ending June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2012, we had a total of $1.3 billion of fixed rate notes payable and $751.5 million of variable rate notes payable and repurchase agreements. Of the $751.5 million of variable rate notes payable and repurchase agreements, $74.0 million is effectively fixed through interest rate swaps.
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
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which shall be $10.0 million in the aggregate for the calendar year 2012 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2012 will be sufficient for these special redemptions. As of June 30, 2012, we had $5.7 million available for these special redemptions for the remainder of 2012. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. The amended and restated share redemption program became effective on April 25, 2012. See our Annual Report on Form 10-K for the period ended December 31, 2011 for a description of the amended and restated share redemption program. The complete plan document is filed as an exhibit to the Company’s Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2012, our real estate held for investment was 86% occupied and our bad debt reserve was approximately 2% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate‑related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make their debt service payments. As of June 30, 2012, all of the borrowers under our real estate loans receivable were current on their debt service obligations. As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the six months ended June 30, 2012, we met our operating cash needs with cash flow generated by proceeds from the sale of real estate, cash flow from operations, proceeds from the sale of real estate loans receivable, proceeds from the sale of real estate securities and cash on hand. We believe that our potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the upcoming year. For additional information regarding our cash needs during 2012, see the discussion of our Amended Repurchase Agreements under “Business — GKK Properties — Repurchase Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC and the discussion under “— Contractual Commitments and Contingencies” below.
Cash Flows from Operating Activities
As of June 30, 2012, we owned 828 real estate properties (of which 206 properties were held for sale), including the GKK Properties. In addition, as of June 30, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.
During the six months ended June 30, 2012, net cash provided by operating activities was $12.8 million, compared to $23.9 million of net cash provided by operating activities during the six months ended June 30, 2011. Net cash from operations decreased in 2012 primarily due to the sale of real estate properties. Cash provided by operating activities from the GKK Properties was $10.3 million during the six months ended June 30, 2012. Any net cash flows from operations generated by the GKK Properties are restricted for expenditures related to the GKK Properties and the repayment of principal outstanding under the Amended Repurchase Agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash provided by investing activities was $314.5 million for the six months ended June 30, 2012. The significant sources and uses of cash from investing activities were as follows:

•	$265.4 million of cash provided from the sale of real estate;

•	$46.2 million of cash provided from the sale of real estate securities;

•	$16.8 million of cash received from the sale of a real estate loan receivable;

•	$9.3 million of cash used for improvements to real estate;

•	$8.9 million decrease in restricted cash for capital expenditures relating to the payment of leasing commissions, tenant improvements and capital improvements;

•	$3.4 million of cash provided from the maturities of pledged securities and $1.8 million of cash used to purchase pledged securities; and

•	$2.7 million of cash provided from the sale of foreclosed real estate held for sale.
Cash Flows from Financing Activities
Net cash used in financing activities was $313.0 million for the six months ended June 30, 2012. The significant uses of cash for financing activities were as follows:

•
$287.9 million of net cash used for the repayment of debt and other financings as a result of $300.7 million of principal payments on notes payable and repurchase agreements and $1.0 million of financing costs, partially offset by proceeds from notes payable of $13.8 million;

•	$13.6 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $11.1 million;

•	$7.0 million of restricted cash used for debt service obligations; and

•	$4.3 million of cash used for redemptions of common stock and $0.3 million of cash used for payments of commissions on stock sales.
In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Assuming our notes payable and repurchase agreements are fully extended under the terms of the respective loan agreements, as of June 30, 2012, we had $582.9 million of debt maturing (including principal amortization payments) during the 12 months ending June 30, 2013. For more information on the maturity of our debt obligations, including the Goldman Mortgage Loan, see “— Contractual Commitments and Contingencies” and “— Subsequent Events.”
As of June 30, 2012, we had a total of $1.3 billion of fixed rate notes payable and $751.5 million of variable rate notes payable and repurchase agreements; of the $751.5 million of variable rate notes payable and repurchase agreements, interest rates on $74.0 million of these notes were effectively fixed through interest rate swaps. As discussed above, during the last four years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. As of June 30, 2012, we had a total of $677.5 million of variable rate notes payable and repurchase agreements not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future increases in LIBOR may result in the use of increased capital resources to meet our debt obligations.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and during our offering we made certain payments to our dealer manager. We also reimburse the advisor and dealer manager for certain costs they incurred on our behalf. We pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We also paid the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with eligible sales under our dividend reinvestment plan (which terminated effective April 10, 2012) to the extent permitted under state securities laws. We also have reimbursed our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2012, we had $68.3 million of cash and cash equivalents.
As of June 30, 2012, our borrowings and other liabilities were approximately 70% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$533,991	$136,765	$190,026	$207,200	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$1,487,298	$235,654	$704,118	$123,047	$424,479
Interest payments on outstanding debt obligations related to historical portfolio(3)	$43,578	$9,633	$25,426	$8,519	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$319,614	$37,349	$92,917	$63,190	$126,158
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$225,137	$10,062	$39,367	$37,121	$138,587
_____________________
(1) Amounts include principal payments under notes payable and repurchase agreements based on maturity dates of debt obligations as of June 30, 2012. As of June 30, 2012, we had $40.3 million outstanding under the Amended Repurchase Agreements.
(2) As of June 30, 2012, $84.6 million of the debt, reflected herein, was defeased by $90.0 million of pledged government securities, net of unamortized discounts and premiums.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of June 30, 2012, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $45.9 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $4.4 million, during the six months ended June 30, 2012.
During the six months ended June 30, 2012, one of the loans we assumed pursuant to the Settlement Agreement, which loan had an outstanding principal balance and carrying value of $43.5 million as of June 30, 2012 (the “One Citizens Loan”), matured without repayment. As a result, on July 31, 2012, the One Citizens Loan lender foreclosed on the property securing the One Citizens Loan.  As of June 30, 2012, the carrying value of the property securing the One Citizens Loan was $33.9 million.
Additionally, we are in negotiations with the lender to restructure or extend one of the loans we assumed pursuant to the Settlement Agreement, which loan had an outstanding principal balance of $167.2 million as of June 30, 2012 (the “Goldman Mortgage Loan”).  The principal balance of the Goldman Mortgage Loan as of June 30, 2012, excludes our $27.9 million subordinated interest in the Goldman Mortgage Loan. The Goldman Mortgage Loan matures on August 31, 2012 and there is no guarantee that the lender will extend or refinance the balance due under this loan at maturity and it may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the underlying properties securing the loan.  Furthermore, a default on the Goldman Mortgage Loan may constitute a default under the Amended Repurchase Agreements and under certain conditions, we may be required to transfer the Equity Interests in the mortgage borrowers that own the properties securing the Goldman Mortgage Loan to the lenders under the Amended Repurchase Agreements to avoid a default of the Amended Repurchase Agreements. The carrying value of the properties securing the Goldman Mortgage Loan was $175.6 million as of June 30, 2012 and we held $11.5 million in various reserve accounts related to the Goldman Mortgage Loan. See also the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Covenants and Requirements under Our Loan Agreements and the Amended Repurchase Agreements
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to our financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately, or the lender may be entitled to take possession of any property securing the loan.
As of June 30, 2012, the borrowers under two mortgage loans that we assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $204.1 million (the “BBD2 Loan”) and $13.5 million (the “Jenkins Loan”), respectively, as of June 30, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property. These events may have a material adverse affect on our financial condition, results of operations and the return on our stockholders’ investment in us.
The loan agreements and security documents relating to the FSI 6000A, FSI 6000B, FSI 6000C, FSI 6000D and 801 Market Street loans contain provisions that prohibit the pledge of certain Equity Interests in the mortgage borrowers or their direct or indirect owners.  As a result of the transfers under the Settlement Agreement and our subsequent pledge of certain Equity Interests as security for the Amended Repurchase Agreements, the lenders under these mortgage loans may view certain pledges as being prohibited.  If they do, they may attempt to exercise certain remedies detailed in the respective loan and security documents, including without limitation, accelerating the outstanding amount under each mortgage loan or foreclosing on the underlying properties securing the mortgage loans.  As of June 30, 2012, the total outstanding debt on these five loans was $147.0 million.
In connection with the restructuring of our former investment in the GKK Mezzanine Loan, on April 28, 2011, we, through certain indirect wholly owned subsidiaries (collectively, “KBS GKK”), amended and restated our repurchase agreements which were secured by our former investment in the GKK Mezzanine Loan. We further amended the Amended Repurchase Agreements on September 1, 2011 in connection with the Settlement Agreement. The Amended Repurchase Agreements are currently secured by, among other things, the Equity Interests. The Amended Repurchase Agreements bear interest at an annual rate of 350 basis points over one-month LIBOR. In addition to monthly interest payments under the terms of the Amended Repurchase Agreements, we have made and are required to make certain mandatory payments to the lenders under the Amended Repurchase Agreements (the “GKK Lenders”) as follows:

(i)	on October 15, 2011, we made an amortization payment of $35 million;

(ii)
every three months from January 15, 2012 through April 2013, we were and are required to make additional amortization payments of approximately $24.3 million, which payments may be decreased by any prepayments of principal, including any mandatory or voluntary prepayments of principal;

(iii)
on October 15, 2011, we made payments relating to the acquisition of certain loans which were directly or indirectly secured by the GKK Properties in the amount of $1.6 million, and we were required to make payments in the amount of $1.1 million every three months thereafter through April 2013 (the “Loan Acquisition Payments”), which we have already prepaid; and

(iv)
we are required to pay 75% to 100% of excess cash flows or net cash proceeds from: (a) the operations of the GKK Properties, net of debt service and capital reserves; (b) the sale of certain GKK Properties; (c) the sale of certain real estate-related debt investments owned by us; (d) the sale of substantially all other properties owned by us, in excess of $75 million in the aggregate in any calendar year; and (e) certain indebtedness incurred or equity issued (excluding proceeds from our dividend reinvestment plan, which terminated effective April 10, 2012) by us.

As of June 30, 2012, the Amended Repurchase Agreements had an aggregate outstanding principal balance of $40.3 million and we could voluntarily prepay amounts outstanding under the Amended Repurchase Agreements without prepayment penalties. As of June 30, 2012, we had fully prepaid the July 15, 2012 and October 15, 2012 amortization payments of $24.3 million and all of the Loan Acquisition Payments. In addition, as of June 30, 2012, we had prepaid $8.4 million of the January 15, 2013 amortization payment.

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
In connection with our execution of the Settlement Agreement, KBS GKK agreed that a default by us on any of the five loans specified in the Amended Repurchase Agreements (a “Mortgage Default”), which loans are secured by certain of the GKK Properties, may, in certain circumstances, constitute a default under the Amended Repurchase Agreements. Under certain conditions, a Mortgage Default would not trigger a default under the Amended Repurchase Agreements if we were to transfer the Equity Interests in the owner of the property subject to the Mortgage Default to the GKK Lenders. See the discussion of the Goldman Mortgage Loan above.
Asset Management Services Agreement Related to the GKK Properties
On September 1, 2011, pursuant to the Settlement Agreement, GKK Stars agreed to provide certain asset management, disposition and other services related to the GKK Properties through December 31, 2013, which services could be terminated by either GKK Stars or us at any time on 90 days prior written notice, subject to certain additional termination rights and restrictions; and to provide us with financial information for the GKK Properties for fiscal year 2011. On March 30, 2012, we, through an indirect wholly owned subsidiary, entered into an Asset Management Services Agreement (the “Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”) with respect to the GKK Properties.  The Services Agreement supersedes and replaces all prior agreements related to the services among us and GKK Stars and its affiliates. Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).  The Services Agreement will terminate on December 31, 2015. We may terminate the Services Agreement on or after April 1, 2013 on ninety days written notice to the Property Manager, with the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement. The Property Manager may terminate the Services Agreement on or after December 31, 2012 on ninety days written notice to us, without the payment of a termination fee and subject to certain additional termination rights and restrictions contained in the Services Agreement.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of June 30, 2011, we owned 63 real estate properties (including seven industrial properties and one office property that were held for sale), one master lease, 12 real estate loans receivable (five of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, and a preferred membership interest in a real estate joint venture. Also as of June 30, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which five condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to June 30, 2011, we entered into the Settlement Agreement to effect the orderly transfer of the GKK Properties and related liabilities to us, sold three real estate loans receivable, wrote-off three real estate loans receivable, sold one of our investments in securities backed by commercial mortgage loans to an unaffiliated buyer and wrote-off another investment in securities backed by commercial mortgage loans. In addition, subsequent to June 30, 2011, we sold eight industrial properties, seven office properties and 57 GKK Properties, transferred the National Industrial Portfolio (consisting of 23 industrial properties and a master lease) to the lender in full satisfaction of the debt secured by the properties, terminated the leases of six properties in which we held a leasehold interest and designated 206 properties as held for sale. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of June 30, 2012, we owned 828 real estate properties and classified 206 of these properties (including 202 GKK Properties) as held for sale. Also, as of June 30, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011
The following table provides summary information about our results of operations for the three months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2012	2011
Rental income	$64,726	$20,475	$44,251	216%	$47,341	$(3,090)
Tenant reimbursements	28,505	4,230	24,275	574%	24,533	(258)
Interest income from real estate loans receivable	786	1,810	(1,024)	(57)%	N/A	N/A
Interest income from real estate securities	15	709	(694)	(98)%	N/A	N/A
Parking revenues and other operating income	1,143	419	724	173%	610	114
Operating, maintenance, and management costs	33,025	7,006	26,019	371%	27,559	(1,540)
Real estate taxes, property-related taxes and insurance	12,368	3,874	8,494	219%	8,506	(12)
Asset management fees to affiliate	2,850	3,433	(583)	(17)%	847	(1,430)
General and administrative expenses	5,424	2,967	2,457	83%	3,551	(1,094)
Depreciation and amortization expense	37,864	9,847	28,017	285%	28,465	(448)
Interest expense	23,861	11,645	12,216	105%	17,917	(5,701)
Impairment charge on real estate	1,044	—	1,044	100%	1,044	—
Provision for loan losses	—	(3,664)	3,664	(100)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	—	25	(25)	(100)%	N/A	N/A
Income from unconsolidated joint venture	750	2,367	(1,617)	(68)%	N/A	N/A
Gain on sales of real estate, net	4,570	—	4,570	100%	2,475	2,095
Income (loss) from discontinued operations	1,603	(515)	2,118	(411)%	2,205	(87)
Impairment charge on discontinued operations	9,875	22,814	(12,939)	(57)%	5,956	(18,895)
Rental income from our real estate properties increased by $44.3 million primarily due to an increase of $47.4 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $3.1 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the three months ended June 30, 2012. Overall, we expect rental income to decrease in future periods due to anticipated asset sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. The current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant reimbursements from our real estate properties increased by $24.3 million primarily due to an increase of $24.5 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.2 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. The current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.
The $1.0 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $0.2 million related to the GKK Mezzanine Loan. On September 1, 2011, we, through KBS, entered into the Settlement Agreement in satisfaction of the GKK Mezzanine Loan. As of December 15, 2011, GKK Stars had indirectly transferred to us all of the 867 GKK Properties that had indirectly secured the GKK Mezzanine Loan.

•	A decrease of $0.7 million related to the sale of the San Antonio Business Park Mortgage Loan to an unaffiliated buyer on October 14, 2011.

•	A decrease of $0.2 million related to the discounted payoff of the Park Central Mezzanine Loan by the borrower on December 29, 2011.
Interest income from real estate loans receivable in future periods may be affected by potential loan impairments as a result of current or future market conditions. Assuming our real estate-related loans receivable are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we do not have any investments maturing within a year from June 30, 2012.
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
Property operating, maintenance, and management costs from our real estate properties increased by $26.0 million primarily due to an increase of $27.5 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs decreased by $1.5 million primarily due to a decrease of $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan during the three months ended June 30, 2011 and a decrease of $0.7 million of bad debt expense from tenants in our real estate portfolio. Overall, we expect property operating, maintenance, and management costs to decrease in future periods due to anticipated asset sales.
Real estate taxes, property-related taxes and insurance from our real estate properties increased by $8.5 million primarily due to an increase of $8.5 million related to the transfer of the GKK Properties. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $0.6 million decrease in asset management fees was due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.
General and administrative expenses increased by $2.5 million primarily due to an increase of $3.6 million related to the transfer of the GKK Properties, offset by a decrease of $1.1 million in legal fees related loan modifications. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $28.0 million primarily due to an increase of $28.5 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $0.5 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations subsequent to June 30, 2011. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales.
Interest expense from the financing of our portfolio increased by $12.2 million primarily due to an increase of $17.9 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $5.7 million primarily due to a $4.1 million decrease related to the amortization of loan fee extension costs under the Amended Repurchase Agreements and decreased by $1.1 million due to an overall lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $2.5 million and $1.5 million for the three months ended June 30, 2011 and June 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the three months ended June 30, 2012, we recognized an impairment charge on real estate of $1.0 million with respect to one GKK Property held for investment. We did not recognize any impairment charges on real estate held for investment during the three months ended June 30, 2011.
During the three months ended June 30, 2011, we recorded an overall reduction in provision for loan losses of $3.7 million, which consisted of a decrease of $18.1 million to provision for loan losses calculated on a portfolio-basis and partially offset by an increase of $14.4 million calculated on an asset-specific basis. The asset-specific reserves primarily related to the 11 South LaSalle Loan and the Park Central Mezzanine Loan. We did not record any provision for loan losses during the three months ended June 30, 2012.
We recognized $2.4 million in income from an unconsolidated joint venture related to the Arden Portfolio during the three months ended June 30, 2011. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to their joint venture operating agreement to convert another lender’s $30.0 million of outstanding mezzanine debt to preferred membership interests. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. On June 28, 2012, we entered into a membership interest repurchase agreement with HSC Partners Joint Venture to redeem our membership interest in exchange for a settlement of $0.8 million, which was recorded as income from an unconsolidated joint venture. Accordingly, we will not receive further income from our investment in the HSC Partners Joint Venture.
We recognized a gain on sale of real estate of $4.6 million related to the disposition of one office property, one industrial property and 42 GKK Properties during the three months ended June 30, 2012. We did not dispose of any real estate during the three months ended June 30, 2011.
Income (loss) from discontinued operations for the three months ended June 30, 2012 increased by $2.1 million compared to the three months ended June 30, 2011.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of June 30, 2012. During the three months ended June 30, 2012, we sold one office property, one industrial property and 42 GKK Properties and designated two office properties, two industrial properties and 202 GKK Properties as held for sale. We did not dispose of any real estate during the three months ended June 30, 2011. Total revenues and other income from discontinued operations decreased from $23.1 million during the three months ended June 30, 2011 to $13.1 million during the three months ended June 30, 2012.  Total expenses from discontinued operations decreased from $23.6 million during the three months ended June 30, 2011 to $11.5 million during the three months ended June 30, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $9.9 million with respect to one office property, two industrial properties and 53 GKK Properties held for sale or sold during the three months ended June 30, 2012. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the three months ended June 30, 2011, we recognized an impairment charge on real estate from discontinued operations of $22.8 million with respect to two office properties and six industrial properties.
Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011
The following table provides summary information about our results of operations for the six months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2012	2011
Rental income	$130,689	$40,213	$90,476	225%	$94,418	$(3,942)
Tenant reimbursements	56,412	8,150	48,262	592%	48,672	(410)
Interest income from real estate loans receivable	1,555	10,285	(8,730)	(85)%	N/A	N/A
Interest income from real estate securities	678	1,462	(784)	(54)%	N/A	N/A
Parking revenues and other operating income	2,092	867	1,225	141%	1,169	56
Operating, maintenance, and management costs	63,922	12,593	51,329	408%	53,223	(1,894)
Real estate taxes, property-related taxes and insurance	25,589	7,999	17,590	220%	17,867	(277)
Asset management fees to affiliate	5,934	6,851	(917)	(13)%	1,695	(2,612)
General and administrative expenses	10,576	5,129	5,447	106%	6,480	(1,033)
Depreciation and amortization expense	73,487	19,800	53,687	271%	54,767	(1,080)
Interest expense	50,312	20,378	29,934	147%	38,249	(8,315)
Impairment charge on real estate	1,044	—	1,044	100%	1,044	—
Provision for loan losses	142	(3,820)	3,962	(104)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	127	76	51	67%	N/A	N/A
Gain on sales of real estate securities	25,456	—	25,456	100%	N/A	N/A
Income from unconsolidated joint venture	750	4,234	(3,484)	(82)%	N/A	N/A
Gain on sales of real estate, net	5,721	—	5,721	100%	2,801	2,920
Income (loss) from discontinued operations	3,162	(964)	4,126	(428)%	5,144	(1,018)
Impairment charge on discontinued operations	16,868	22,814	(5,946)	(26)%	8,545	(14,491)
Rental income from our real estate properties increased by $90.5 million primarily due to an increase of $94.4 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $3.9 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the six months ended June 30, 2012. Overall, we expect rental income to decrease in future periods due to anticipated asset sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. See “— Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011.”
Tenant reimbursements from our real estate properties increased by $48.3 million primarily due to an increase of $48.7 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.4 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors discussed above under “— Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $8.7 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $7.1 million related to the GKK Mezzanine Loan. On September 1, 2011, we, through KBS, entered into the Settlement Agreement in satisfaction of the GKK Mezzanine Loan. As of December 15, 2011, GKK Stars had indirectly transferred to us all of the 867 GKK Properties that had indirectly secured the GKK Mezzanine Loan.

•	A decrease of $1.4 million related to the sale of the San Antonio Business Park Mortgage Loan to an unaffiliated buyer on October 14, 2011.

•	A decrease of $0.3 million related to the discounted payoff of the Park Central Mezzanine Loan by the borrower on December 29, 2011.
Please see “— Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.
Property operating, maintenance, and management costs from our real estate properties increased by $51.3 million primarily due to an increase of $53.2 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs decreased by $1.9 million primarily due to a decrease of $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan during the six months ended June 30, 2011, a decrease of $0.5 million of bad debt reserves as a result of tenants paying off their outstanding balances and a decrease of $0.6 million in utilities and other operating expenses related to our real estate portfolio. Overall, we expect property operating, maintenance, and management costs to decrease in future periods due to anticipated asset sales.
Real estate taxes, property-related taxes and insurance from our real estate properties increased by $17.6 million primarily due to an increase of $17.9 million related to the transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes and insurance decreased by $0.3 million primarily due to an adjustment in the property tax estimate for a property and a refund of property tax payment received for another property during the six months ended June 30, 2012. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales.
The $0.9 million decrease in asset management fees was due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.
General and administrative expenses increased by $5.4 million primarily due to an increase of $6.5 million related to the transfer of the GKK Properties. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $53.7 million primarily due to an increase of $54.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $1.1 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations subsequent to June 30, 2011. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales.
Interest expense from the financing of our portfolio increased by $29.9 million primarily due to an increase of $38.2 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $8.3 million primarily due to a $5.7 million decrease related to the amortization of loan fee extension costs under the Amended Repurchase Agreements and decreased by $2.1 million due to an overall lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $2.9 million and $3.7 million for the six months ended June 30, 2011 and June 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the six months ended June 30, 2012, we recognized an impairment charge on real estate of $1.0 million with respect to one GKK Property held for investment. We did not recognize any impairment charges on real estate held for investment during the six months ended June 30, 2011.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for loan losses for the six months ended June 30, 2012 increased by $4.0 million compared to the six months ended June 30, 2011. During the six months ended June 30, 2012, we recorded provision for loan losses of $0.1 million calculated on an asset-specific basis. The provision for loan losses calculated on an asset-specific basis primarily related to the 11 South LaSalle Loan. During the six months ended June 30, 2011, we recorded an overall reduction in provision for loan losses of $3.8 million, which consisted of a decrease of $18.1 million to the provision for loan losses calculated on a portfolio-basis and partially offset by an increase of $14.3 million calculated on an asset-specific basis. The asset-specific reserves primarily related to the 11 South LaSalle Loan and the Park Central Mezzanine Loan.
We recognized a gain of $127,000 and $76,000 on the sales of foreclosed real estate held for sale during the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we sold one condominium unit of the Tribeca Building and during the six months ended June 30, 2011, we sold six condominium units of the Tribeca Building.
During the six months ended June 30, 2012, we sold the Fixed Rate Securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.
We recognized $4.2 million in income from an unconsolidated joint venture related to the Arden Portfolio during the six months ended June 30, 2011. We recognized a $0.8 million incentive payment as income from an unconsolidated joint venture upon the full execution and delivery of the settlement agreement related to our investment in the HSC Partners Joint Venture during the six months ended June 30, 2012. We will not receive further income from our investment in the HSC Partners Joint Venture. See “— Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011.”
We recognized a gain on sale of real estate of $5.7 million related to the disposition of four office properties, one industrial property and 57 GKK Properties during the six months ended June 30, 2012. We did not dispose of any real estate during the six months ended June 30, 2011.
Income (loss) from discontinued operations for the six months ended June 30, 2012 increased by $4.1 million compared to the six months ended June 30, 2011.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of June 30, 2012. During the six months ended June 30, 2012, we sold four office properties, one industrial property and 57 GKK Properties and designated two office properties, two industrial properties, and 202 of the GKK Properties as held for sale. We did not dispose of any real estate during the six months ended June 30, 2011. Total revenues and other income from discontinued operations decreased from $47.4 million during the six months ended June 30, 2011 to $28.9 million during the six months ended June 30, 2012.  Total expenses from discontinued operations decreased from $48.4 million during the six months ended June 30, 2011 to $25.7 million during the six months ended June 30, 2012.
During the six months ended June 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $16.9 million with respect to three office properties, two industrial properties and 61 GKK Properties held for sale or sold during the six months ended June 30, 2012. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the six months ended June 30, 2011, we recognized an impairment charge on real estate from discontinued operations of $22.8 million with respect to two office properties and six industrial properties.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent is the most significant adjustment for the periods presented.  We have excluded this item in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, and also to provide investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period.  We have also excluded impairment charges on real estate loans receivable. An impairment charge on a real estate loan receivable represents a write-down of the carrying value of a real estate loan to reflect the current valuation of the asset, whether or not the asset is intended to be held long-term. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of MFFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance. We believe it is useful to investors to have a supplemental metric that addresses core operating performance directly and therefore excludes such things as impairment charges on real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$(24,207)	$(28,379)	$(21,221)	$(27,438)
Depreciation of real estate assets	18,185	5,522	36,224	10,986
Depreciation of real estate assets - discontinued operations	35	5,034	1,446	10,530
Amortization of lease-related costs	19,679	4,325	37,263	8,814
Amortization of lease-related costs - discontinued operations	120	2,825	850	5,617
Impairment charges on real estate - continuing operations	1,044	—	1,044	—
Impairment charges on real estate - discontinued operations	9,875	22,814	16,868	22,814
Gain on sale of foreclosed real estate held for sale	—	(25)	(127)	(76)
Gain on sale of real estate, net	(4,570)	—	(5,721)	—
Gain on sale of real estate securities	—	—	(25,456)	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	(510)	—	(1,007)
FFO	20,161	11,606	41,170	30,240
Impairment charges on real estate loans receivable	—	(3,664)	142	(3,820)
Straight-line rent and amortization of above- and below-market leases	(5,526)	(4,345)	(13,163)	(6,984)
Amortization of discounts and closing costs	(197)	(87)	(138)	(826)
Amortization of discount on mortgage loans related to the GKK Properties	(172)	—	736	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	35	—	58
MFFO	$14,266	$3,545	$28,747	$18,668
_____________________
(1) Relates to the noncontrolling interest holder’s share of our consolidated joint venture for the FFO and MFFO adjustments noted above.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. During the three months ended June 30, 2012, the GKK Properties generated $14.6 million and $8.7 million of FFO and MFFO, respectively, and during the six months ended June 30, 2012, the GKK Properties generated $28.6 million and $18.2 million of FFO and MFFO, respectively, which amounts are included in the calculation above. FFO and MFFO generated by the GKK Properties are restricted for the repayment of principal outstanding under the Amended Repurchase Agreements and expenditures related to the GKK Properties.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$16,227	$0.085	$13,594	$11,131	$24,725	$7,801
Second Quarter 2012	—	—	—	—	—	5,030
	$16,227	$0.085	$13,594	$11,131	$24,725	$12,831
_____________________
(1) Distributions for the period from January 1, 2012 through February 28, 2012 were based on daily record dates and were calculated at a rate of $0.00143836 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions declared for the period from January 1, 2012 through January 31, 2012 and February 1, 2012 through February 28, 2012 were paid on February 15, 2012 and March 30, 2012, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2012, we paid aggregate distributions of $24.7 million, including $13.6 million of distributions paid in cash and $11.1 million of distributions reinvested through our dividend reinvestment plan (which terminated effective April 10, 2012). As discussed below, all distributions were paid during the three months ended March 31, 2012. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $7.8 million of cash flows from operations from the three months ended March 31, 2012 and $16.9 million of a combination of operating cash reserves from prior periods, proceeds from the sale of properties in 2012 and 2011 and proceeds from debt financing. For purposes of determining the sources of our distributions paid, we assume first that we use current period cash flow from operations, operating cash reserves from prior periods, proceeds from asset sales and proceeds from financings from the relevant periods to fund distribution payments. For information with respect to our FFO for the three months ended March 31, 2012, see our Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “— Market Outlook — Real Estate and Real Estate Finance Markets,” “ — Results of Operations” and Part II, Item 1A “Risk Factors” herein, and under “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to sell assets to cover liquidity needs; our ability to successfully operate and sell the GKK Properties given current economic conditions and the concentration of the GKK Properties in the financial services sector; the significant debt obligations we have assumed with respect to the GKK Properties; and our advisor’s limited experience operating and selling bank branch properties.
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
Disposition of Properties Subsequent to June 30, 2012
Subsequent to June 30, 2012 and through August 13, 2012, we sold one office property, which was classified as held for sale as of June 30, 2012, for $36.5 million (net of selling costs), which resulted in net sale proceeds after the repayment of debt outstanding of $6.2 million. Additionally, we sold ten of the GKK Properties, which were classified as held for sale as of June 30, 2012, consisting of nine bank branch properties and one office property for $10.2 million (net of selling costs), which resulted in net sales proceeds of $1.2 million after the repayment of debt outstanding and the funding of required lender reserves under certain mortgage portfolios. The net sales proceeds from the sales of the GKK Properties were used to fund loan reserves and to repay debt outstanding under the Amended Repurchase Agreements.
Financing Transactions
Extension, Modification and Paydown of the Portfolio Secured Mortgage Loan Facility
On July 9, 2008, certain of our wholly owned subsidiaries (the “Portfolio Secured Mortgage Loan Facility Borrowers”), entered into a secured four-year mortgage loan agreement with an unaffiliated lender for the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The Portfolio Secured Mortgage Loan Facility was secured by various real estate properties owned by the Portfolio Secured Mortgage Loan Facility Borrowers. The maturity date of the loan was July 9, 2012, with two one-year extension options, subject to certain conditions contained in the loan documents. On October 27, 2011, the Sabal VI Building was added to the Portfolio Secured Mortgage Loan Facility. On July 10, 2012, the Portfolio Secured Mortgage Loan Facility Borrowers entered into a loan modification agreement to release the following properties from the loan: Plainfield Business Center, Riverview Business Center I & II, Royal Parkway Center I & II, Rivertech I & II, Great Oaks Center, Rickenbacker IV and the Sabal VI Building. In connection with the loan modification agreement and the release of certain properties from the loan, we also paid down the outstanding principal balance by $77.5 million and extended the maturity date of the Portfolio Secured Mortgage Loan Facility to September 9, 2012. As of July 11, 2012, the aggregate principal amount outstanding under the loan was $15.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Office Portfolio Mortgage Loan
On July 11, 2012, we, through indirect wholly owned subsidiaries, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Crescent Green Buildings, the Sabal VI Building and Great Oaks Center (the “Office Portfolio Mortgage Loan”). The proceeds from the Office Portfolio Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Office Portfolio Mortgage Loan is $55.5 million. At closing, $52.4 million was disbursed to us and $3.1 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Office Portfolio Mortgage Loan bears interest at a floating rate equal to 225 basis points over one-month LIBOR. Monthly payments on the Office Portfolio Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%. KBS REIT Properties, LLC (“KBS REIT Properties”), our affiliate, is providing a guaranty of 25% of the outstanding principal amount of the loan.
Industrial Portfolio Mortgage Loan
On July 11, 2012, we, through indirect wholly owned subsidiaries, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by Royal Parkway Center I & II, Riverview Business Center I & II and Plainfield Business Center (the “Industrial Portfolio Mortgage Loan”). The proceeds from the Industrial Portfolio Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Industrial Portfolio Mortgage Loan is $25.8 million. At closing, $22.7 million was disbursed to us and $3.1 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Industrial Portfolio Mortgage Loan bears interest at a floating rate equal to 250 basis points over one-month LIBOR. Monthly payments are interest only during the initial term of the loan. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.
Rivertech Mortgage Loan
On July 11, 2012, we, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Rivertech I & II Buildings (the “Rivertech Mortgage Loan”). The proceeds from the Rivertech Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Rivertech Mortgage Loan is $25.2 million. At closing, $21.9 million was disbursed to us. An earn-out advance of $3.3 million is available for future disbursements, but must be disbursed prior to the initial maturity date of July 31, 2015 and is subject to the satisfaction of certain terms and conditions set forth in the loan documents. The Rivertech Mortgage Loan has two one-year extension options, subject to certain conditions contained in the loan documents, and bears interest at a floating rate equal to 275 basis points over one-month LIBOR. Monthly payments are interest only during the initial term of the loan. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.
Rickenbacker Mortgage Loan
On July 11, 2012, we, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Rickerbacker IV Building (the “Rickerbacker Mortgage Loan”). The proceeds from the Rickerbacker Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Rickerbacker Mortgage Loan is $7.5 million. At closing, $6.0 million was disbursed to us and $1.5 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Rickerbacker Mortgage Loan bears interest at a floating rate equal to 250 basis points over one-month LIBOR. Monthly payments are interest only during the initial term of the loan. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and that we used to fund the financing and refinancing of our real estate investment portfolio and operations. We are also exposed to the effects of changes in interest rates as a result of our investments in mortgage, mezzanine and other loans and investments in real estate securities. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the overall returns to our common stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2012, the fair value and book value of our fixed rate real estate loans receivable was $25.3 million and $28.5 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2012, the fair value of our fixed rate debt was $1.3 billion and the carrying value of our fixed rate debt was $1.3 billion. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $677.5 million of our $751.5 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $74.0 million of our variable rate debt. Based on interest rates as of June 30, 2012, if interest rates are 100 basis points higher during the 12 months ending June 30, 2013, interest expense on our variable rate debt outstanding would increase by approximately $6.3 million. As of June 30, 2012, one-month LIBOR was 0.24575% and if this index was reduced to 0% during the 12 months ending June 30, 2013, interest expense on our variable rate debt would decrease by $1.5 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of June 30, 2012 was 10.1%. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2012, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2012 were 6.0% and 4.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2012 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of June 30, 2012, where applicable.
For developments related to our loans receivable and notes payable, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
In addition to the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012, please consider the following risk:
We may be unable to extend or refinance the Goldman Mortgage Loan prior to the maturity date, which could allow the lender to take action against us, including commencing foreclosure proceedings, which may adversely affect us and our stockholders’ overall return.
We are in negotiations with the lender under the Goldman Mortgage Loan to restructure or extend the loan, which matures on August 31, 2012. There is no guarantee that the lender will extend or refinance the balance due under the Goldman Mortgage Loan at maturity and it may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan. As of June 30, 2012, the loan had an outstanding principal balance of $167.2 million, which amount excludes our $27.9 million subordinated interest in the Goldman Mortgage Loan. The carrying value of the properties securing the Goldman Mortgage Loan was $175.6 million as of June 30, 2012. Additionally, we held $11.5 million in various reserve accounts related to the Goldman Mortgage Loan, which amounts the lender may also be able to claim in a foreclosure or other proceeding. Furthermore, a default on the Goldman Mortgage Loan may constitute a default under the Amended Repurchase Agreements and under certain conditions, we may be required to transfer the equity interests in the mortgage borrowers that own the properties securing the Goldman Mortgage Loan to the GKK Lenders to avoid a default under the Amended Repurchase Agreements. If the lender successfully forecloses on the assets securing the Goldman Mortgage Loan or if we are required to transfer the equity interests in the mortgage borrowers that own the properties securing the Goldman Mortgage Loan to the GKK Lenders to avoid a default under the Amended Repurchase Agreements, our investments and our stockholders’ return would suffer.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

The only redemptions we made under the share redemption program during the six months ended June 30, 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the six months ended June 30, 2012, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program. On April 28, 2011, in connection with the execution of the Amended Repurchase Agreements, we agreed that during the term of the Amended Repurchase Agreements we would continue to limit redemptions under our share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” The Amended Repurchase Agreements will terminate on the earliest to occur of (i) April 28, 2013; (ii) the date that the Amended Repurchase Agreements convert into a mezzanine loan (which would likely contain substantially similar terms as the Amended Repurchase Agreements, including with respect to our share redemption program restrictions); (iii) the date that all obligations under the Amended Repurchase Agreements are fully paid; or (iv) upon an event causing the Amended Repurchase Agreements to otherwise terminate.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the six months ended June 30, 2012, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	120,588	$7.32	(2)	(3)
February 2012	149,026	$7.32	(2)	(3)
March 2012	86,773	$5.16	(2)	(3)
April 2012	154,667	$5.16	(2)	(3)
May 2012	80,216	$5.16	(2)	(3)
June 2012	127,472	$5.16	(2)	(3)
Total	718,742
_____________________
(1) We announced commencement of our share redemption program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008), March 26, 2009 (which amendment became effective on April 26, 2009), May 13, 2009 (which amendment became effective on June 12, 2009) and March 26, 2012 (which amendment became effective on April 25, 2012).
(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share of our common stock as of the redemption date. For the January 2012 and the February 2012 redemption dates, all shares redeemed under our share redemption program were redeemed at $7.32. On March 22, 2012, our board of directors approved an estimated value per share of our common stock of $5.16 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of December 31, 2011. Effective for the March 2012 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $5.16 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of our Annual Report on Form 10-K. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2012, but are not required to update the estimated value per share more frequently than every 18 months.
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the three and six months ended June 30, 2012, we redeemed $1.9 million and $4.3 million of shares of common stock, respectively. The only redemptions we made under our share redemption program during the six months ended June 30, 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the six months ended June 30, 2012, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. Based on the redemption limitations described above and redemptions through June 30, 2012, we may redeem up to $5.7 million of shares for the remainder of 2012 that meet the requirements for these special redemptions.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
None.
Item 6.Exhibits

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

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Equity; and (v) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	August 13, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 13, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)