Form 10-Q
period 2012-09-30
KBS Real Estate Investment Trust, Inc.
filed 2012-11-14
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2012, there were 191,220,496 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate held for investment:
Land	$434,400	$437,653
Buildings and improvements	1,537,349	1,573,426
Tenant origination and absorption costs	185,748	197,752
Total real estate held for investment, at cost and net of impairment charges	2,157,497	2,208,831
Less accumulated depreciation and amortization	(216,638)	(146,637)
Total real estate held for investment, net	1,940,859	2,062,194
Real estate held for sale, net	540,589	902,039
Foreclosed real estate held for sale	26,254	28,848
Total real estate, net	2,507,702	2,993,081
Real estate loans receivable, net	28,527	45,024
Real estate securities	—	46,249
Total real estate and real estate-related investments, net	2,536,229	3,084,354
Cash and cash equivalents	89,230	53,991
Restricted cash	150,238	122,090
Pledged government securities	88,220	91,541
Rents and other receivables, net	46,956	43,302
Above-market leases, net	37,988	44,896
Assets related to real estate held for sale	3,847	21,795
Deferred financing costs, prepaid expenses and other assets	37,512	42,819
Total assets	$2,990,220	$3,504,788
Liabilities and equity
Notes payable and repurchase agreements:
Notes payable	$1,547,072	$1,568,230
Repurchase agreements	—	149,657
Notes payable related to real estate held for sale	355,442	581,321
Total notes payable and repurchase agreements	1,902,514	2,299,208
Accounts payable and accrued liabilities	63,153	57,355
Due to affiliates	9	—
Distributions payable	—	8,498
Below-market leases, net	99,720	114,343
Liabilities related to real estate held for sale	77,891	91,618
Other liabilities	60,693	73,509
Total liabilities	2,203,980	2,644,531
Commitments and contingencies (Note 15)
Redeemable common stock	3,279	45,376
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 191,271,397 and 190,731,533 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,913	1,907
Additional paid-in capital	1,685,531	1,639,228
Cumulative distributions and net losses	(904,190)	(850,032)
Accumulated other comprehensive (loss) income	(293)	23,778
Total stockholders’ equity	782,961	814,881
Total liabilities and stockholders’ equity	$2,990,220	$3,504,788
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$54,000	$30,244	$161,580	$70,949
Tenant reimbursements	17,400	7,686	51,585	15,984
Interest income from real estate loans receivable	736	2,032	2,291	12,318
Interest income from real estate securities	10	702	689	2,163
Parking revenues and other operating income	1,104	617	3,037	1,484
Total revenues	73,250	41,281	219,182	102,898
Expenses:
Operating, maintenance, and management	23,956	12,411	69,080	25,124
Real estate taxes, property-related taxes, and insurance	9,332	4,861	29,103	12,957
Asset management fees to affiliate	2,854	3,440	8,788	10,290
General and administrative expenses	6,350	15,595	17,420	20,723
Depreciation and amortization	26,830	14,945	81,033	35,096
Interest expense	25,654	14,780	76,542	35,308
Impairment charge on real estate held for investment	13,082	—	18,183	—
Provision for loan losses	—	(26)	142	(3,846)
Total expenses	108,058	66,006	300,291	135,652
Other income
Gain on sales of foreclosed real estate held for sale	—	58	127	134
Gain on sales of real estate securities	—	—	25,456	—
Income from unconsolidated joint venture	—	795	750	5,029
Other interest income	9	9	20	97
Total other income	9	862	26,353	5,260
Loss from continuing operations	(34,799)	(23,863)	(54,756)	(27,494)
Discontinued operations:
Gain on sales of real estate, net	2,060	5,911	7,781	5,911
Income from discontinued operations	6,046	1,822	11,872	933
Impairment charges on discontinued operations	(999)	(13,393)	(13,808)	(36,207)
Gain from extinguishment of debt	10,980	—	10,980	—
Total gain (loss) from discontinued operations	18,087	(5,660)	16,825	(29,363)
Net loss	(16,712)	(29,523)	(37,931)	(56,857)
Net income attributable to noncontrolling interest in discontinued operations	—	(100)	—	(204)
Net loss attributable to common stockholders	$(16,712)	$(29,623)	$(37,931)	$(57,061)
Basic and diluted loss per common share:
Continuing operations	(0.18)	(0.13)	(0.29)	(0.14)
Discontinued operations	0.09	(0.03)	0.09	(0.16)
Net loss per common share	$(0.09)	$(0.16)	$(0.20)	$(0.30)
Weighted-average number of common shares outstanding, basic and diluted	191,571,844	188,821,869	191,657,587	187,461,243
Distributions declared per common share	$—	$0.132	$0.085	$0.393
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(16,712)	$(29,523)	$(37,931)	$(56,857)
Other comprehensive income (loss)
Reclassification of realized gain on real estate securities	—	—	(25,240)	—
Unrealized change in market value of real estate securities	—	(179)	—	1,090
Unrealized gains on derivative instruments	197	915	1,169	3,334
Total other comprehensive income (loss)	197	736	(24,071)	4,424
Total comprehensive loss	(16,515)	(28,787)	(62,002)	(52,433)
Total comprehensive loss attributable to noncontrolling interests	—	(128)	—	(294)
Total comprehensive loss attributable to common stockholders	$(16,515)	$(28,915)	$(62,002)	$(52,727)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2011 and the Nine Months Ended September 30, 2012 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Net loss	—	—	—	(19,338)	—	(19,338)	23,895	4,557
Other comprehensive income	—	—	—	—	32,723	32,723	91	32,814
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,650)	(1,650)
Issuance of common stock	6,351,438	63	46,429	—	—	46,492	—	46,492
Redemptions of common stock	(940,000)	(9)	(6,872)	—	—	(6,881)	—	(6,881)
Transfers to redeemable common stock	—	—	6	—	—	6	—	6
Distributions declared	—	—	—	(98,776)	—	(98,776)	—	(98,776)
Commissions on stock issuances to affiliate	—	—	(1,115)	—	—	(1,115)	—	(1,115)
Other offering costs	—	—	(68)	—	—	(68)	—	(68)
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881	$—	$814,881
Net loss	—	—	—	(37,931)	—	(37,931)	—	(37,931)
Other comprehensive loss	—	—	—	—	(24,071)	(24,071)	—	(24,071)
Issuance of common stock	1,714,015	17	11,114	—	—	11,131	—	11,131
Redemptions of common stock	(1,174,151)	(11)	(6,630)	—	—	(6,641)	—	(6,641)
Transfers from redeemable common stock	—	—	42,097	—	—	42,097	—	42,097
Distributions declared	—	—	—	(16,227)	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)	—	(262)
Other offering costs	—	—	(16)	—	—	(16)	—	(16)
Balance, September 30, 2012	191,271,397	$1,913	$1,685,531	$(904,190)	$(293)	$782,961	$—	$782,961
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(37,931)	$(56,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	81,033	35,096
Discontinued operations	27,055	24,478
Income from unconsolidated joint venture	—	(5,029)
Distribution of earnings from unconsolidated joint venture	—	5,029
Impairment charge on real estate - continuing operations	18,183	—
Impairment charges on real estate - discontinued operations	13,808	36,207
Noncash interest income on real estate-related investments	(276)	(914)
Change in provision for loan losses	84	(3,654)
Deferred rent	(5,167)	(4,703)
Bad debt expense	(1)	1,866
Amortization of deferred financing costs	6,024	5,963
Amortization of above- and below-market leases, net	(13,988)	(4,835)
Gain on sales of foreclosed real estate held for sale	(127)	(134)
Gain on sales of real estate, net	(7,781)	(5,911)
Gain on sales of real estate securities	(25,456)	—
Gain on extinguishment of debt	(10,980)	—
Amortization of discount and premium on notes payable, net	512	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(19,299)	(2,988)
Rents and other receivables	537	(588)
Prepaid expenses and other assets	(958)	(7,576)
Accounts payable and accrued liabilities	7,212	18,104
Due to affiliates	—	4
Other liabilities	(10,069)	9,272
Net cash provided by operating activities	22,415	42,830
Cash Flows from Investing Activities:
Improvements to real estate	(15,599)	(19,727)
Proceeds from sales of real estate, net	345,941	156,067
Proceeds from sales of foreclosed real estate held for sale	2,721	20,396
Proceeds from sale of real estate loans receivable	16,830	—
Investments in real estate loans receivable	—	(41,159)
Principal repayments on real estate loans receivable	7	360
Extension fees related to real estate loans receivable	103	83
Proceeds from sale of real estate securities	46,214	—
Purchases of pledged securities	(1,833)	—
Maturities of pledged securities	5,139	—
Cash received from the Transfer of the GKK Properties	—	32,050
Net change in restricted cash for capital expenditures	(2,856)	2,900
Net cash provided by investing activities	396,667	150,970
Cash Flows from Financing Activities:
Proceeds from notes payable	159,197	82,339
Principal payments on notes payable	(363,246)	(122,968)
Principal payments on repurchase agreements	(149,657)	(124,668)
Net change in restricted cash for debt service obligations	(6,988)	—
Payments of deferred financing costs	(2,636)	(10,413)
Payments to redeem common stock	(6,641)	(5,144)
Payments of commissions on stock issuances and other offering costs	(278)	(864)
Distributions paid to common stockholders	(13,594)	(38,766)
Distributions paid to noncontrolling interest	—	(1,168)
Net cash used in financing activities	(383,843)	(221,652)
Net increase (decrease) in cash and cash equivalents	35,239	(27,852)
Cash and cash equivalents, beginning of period	53,991	151,908
Cash and cash equivalents, end of period	$89,230	$124,056
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2012, the Company owned 810 real estate properties (of which 150 properties were held for non-sale disposition and 168 properties were held for sale), including the GKK Properties (defined below). In addition, as of September 30, 2012, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by the Company and are held for sale. For information about certain properties held for non-sale disposition and the Goldman Mortgage Loan, see Note 9, “Notes Payable and Repurchase Agreements — Loan Maturities.”
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
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2013. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,105 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of September 30, 2012, the Company had redeemed 8,164,202 of the shares sold in the Offering for $69.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, the Company, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an Asset Management Services Agreement (the “Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties.  Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).
As compensation for the Services, the Company agreed to pay to the Property Manager: (i) an annual fee of $12.0 million plus all GKK Property-related expenses incurred by the Property Manager, the payment of a portion of which annual fee may be deferred by the Company until not later than June 30, 2013, and (ii) subject to certain terms and conditions contained in the Services Agreement, participation interests in the amounts by which the net sales value of all of the Company’s properties sold plus the value of the Company’s remaining net assets exceed certain threshold amounts, which participation will equal not less than $3.5 million and not more than $12.0 million, measured on a date as determined pursuant to the terms of the Services Agreement.
On August 17, 2012, the Company, through KBS Acquisition Sub, entered into an amendment to its Services Agreement (the “Amended Services Agreement”) with the Property Manager. Pursuant to the Amended Services Agreement, the annual fee to be paid for the Services will be reduced to (i) $9.0 million, should the Company sell the BBD1 Equity Interests (see Note 7, “Real Estate Held for Sale and Discontinued Operations - BBD1 Sale Agreement”) to the Property Manager or any affiliate of the Property Manager, including the BBD1 Buyer (see Note 7, “Real Estate Held for Sale and Discontinued Operations - BBD1 Sale Agreement”), or (ii) $10.0 million, should the BBD1 Buyer not acquire the BBD1 Equity Interests and the Company sells the BBD1 Equity Interests to a party other than the Property Manager or any affiliate of the Property Manager. If the Company does not sell the BBD1 Equity Interests, the annual fee will remain at $12.0 million. The Amended Services Agreement will terminate on December 31, 2015. The initial date on which either party can terminate the Amended Services Agreement also has been extended by six months as follows: on or after September 30, 2013, the Company may terminate the Amended Services Agreement with an effective termination date of March 31 (except for calendar year 2013) or September 30 of any calendar year (including September 30, 2013), on ninety days written notice to the Property Manager, with the payment of a termination fee of up to $5.0 million and subject to certain other terms contained in the agreement; and on or after June 30, 2013, the Property Manager may terminate the Amended Services Agreement on ninety days written notice to the Company, without the payment of a termination fee and subject to certain other terms contained in the agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, except for the addition of the statements of other comprehensive income (loss) and the addition of accounting policies related to a change in a plan to sell and properties held for non-sale disposition.  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements, beginning with the first interim period beginning after December 15, 2011. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Risks and Uncertainties
The Company’s projected cash flows from operations will not be sufficient to cover capital expenditures, interest and amortization payment requirements on debt obligations and principal pay-down requirements for debt obligations at maturity or to allow the Company to meet the conditions for extension of certain of its loans payable, therefore requiring the Company to sell assets in order to meet capital requirements. If the Company’s cash flows from operations continue to deteriorate, the Company will be more dependent on asset sales to fund operations and for its liquidity needs. Moreover, the Company may be unable to meet certain financial and operating covenants in its debt obligations, and its lenders may take action against the Company. These factors could also have a material adverse effect on the Company and its stockholders’ return.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2011, the Company had classified 250 properties as held for sale, of which 247 properties were GKK Properties. During the nine months ended September 30, 2012, the Company disposed of 78 properties (including 70 GKK Properties), some of which were held for sale as of December 31, 2011. As of September 30, 2012, the Company had classified 168 GKK Properties as held for sale. Additionally, as of September 30, 2012, the Company reclassified 146 properties, including 145 GKK Properties related to the Goldman Mortgage Loan, that were previously held for sale to held for investment. The Company expects to dispose of the GKK Properties related to the Goldman Mortgage Loan by means other than by sale. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during period ended September 30, 2012, as discontinued operations for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Change in a Plan to Sell
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. When real estate is initially considered “held for sale” it is measured at the lower of its depreciated book value, or fair value less costs to sell. Changes in the market may compel the Company to decide to reclassify a property that was designated as held for sale to held for investment.  A property that is reclassified from held for sale to held for investment or non-sale disposition is measured and recorded individually at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used, or (ii) its fair value at the date of the subsequent decision not to sell. Any adjustment to the carrying amount of the property as a result of the reclassification is included in income from continuing operations as an impairment charge on real estate held for investment. See Note 3, “Real Estate Held for Investment - Impairment of Real Estate,” for information regarding impairments related to properties reclassified from held for sale to held for investment.
Real Estate Held for Non-Sale Disposition
The Company considers real estate assets that do not meet the criteria for held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition.  The assets and liabilities related to real estate held for non-sale disposition are included in the Company’s consolidated balance sheets and the results of operations and are presented as part of continuing operations in the Company’s consolidated statements of operations for all periods presented.  The assets and liabilities of these properties will be removed from the Company’s consolidated balance sheets and the results of operations will be reclassified to discontinued operations on the Company’s consolidated statements of operations upon the ultimate disposition of the real estate.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2012 and 2011, respectively.
Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2012 through February 28, 2012 and during the nine months ended September 30, 2011. For the period from January 1, 2012 through February 28, 2012 and for the nine months ended September 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and January 1, 2011 through September 30, 2011 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement. For financial data by segment, see Note 14, “Segment Information.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2012, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 16.6 million rentable square feet and was 85% occupied. These properties are located in 32 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 11.3 million rentable square feet related to the GKK Properties held for investment, which were 86% occupied as of September 30, 2012. In addition to the properties discussed in the preceding sentences, the Company owned 150 GKK Properties encompassing approximately 2.1 million rentable square feet that were held for non-sale disposition as of September 30, 2012, see “—Non-Sale Disposition of Real Estate” below.
The following table summarizes the Company’s investments in real estate as of September 30, 2012 and December 31, 2011 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of September 30, 2012:
Office	$97,367	$599,144	$26,728	$723,239
Industrial	30,494	143,482	5,261	179,237
GKK Properties	306,539	794,723	153,759	1,255,021
Real estate held for investment, at cost and net of impairment charges (1)	$434,400	$1,537,349	$185,748	$2,157,497
Accumulated depreciation/amortization	—	(165,936)	(50,702)	(216,638)
Real estate held for investment, net	$434,400	$1,371,413	$135,046	$1,940,859
As of December 31, 2011:
Office	$97,651	$599,371	$30,148	$727,170
Industrial	30,886	145,595	6,161	182,642
GKK Properties	309,116	828,460	161,443	1,299,019
Real estate held for investment, at cost and net of impairment charges	$437,653	$1,573,426	$197,752	$2,208,831
Accumulated depreciation/amortization	—	(113,839)	(32,798)	(146,637)
Real estate held for investment, net	$437,653	$1,459,587	$164,954	$2,062,194
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the Company’s leases, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 19.8 years with a weighted-average remaining term of 7.1 years. As of September 30, 2012, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 19.8 years with a weighted-average remaining term of 8.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding right provisions. As of September 30, 2012, these shedding rights totaled approximately 0.9 million square feet and can be exercised at various dates during 2012-2017. The Company has already been notified that 0.2 million square feet will be shed during the remainder of 2012, pursuant to these provisions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $4.0 million and $4.3 million as of September 30, 2012 and December 31, 2011, respectively.
During the nine months ended September 30, 2012 and 2011, the Company recognized deferred rent from tenants of $4.0 million and $2.9 million, respectively. These excess amounts for the nine months ended September 30, 2012 and 2011 were net of $0.4 million and $0.4 million of lease incentive amortization, respectively. As of September 30, 2012 and December 31, 2011, the cumulative deferred rent balance was $25.3 million and $21.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.4 million and $5.2 million of unamortized lease incentives as of September 30, 2012 and December 31, 2011, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of September 30, 2012 for the years ending December 31 is as follows (in thousands):

October 1, 2012 through December 31, 2012	$44,951
2013	173,338
2014	159,265
2015	147,912
2016	138,592
Thereafter	579,504
$1,243,562

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

As of September 30, 2012, the Company’s highest tenant industry concentration, excluding properties held for non-sale disposition, (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	91	$89,658	50.5%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted for any contractual tenant concessions (including free rent).
As of September 30, 2012, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 500 tenants over a diverse range of industries and geographical regions. As of September 30, 2012, the Company had a bad debt expense reserve of $4.4 million, which represents approximately 3% of its annualized base rent. The Company’s bad debt expense reserve included $3.5 million related to the GKK Properties. During the nine months ended September 30, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt expense related to its tenant receivables of $0.1 million. During the nine months ended September 30, 2011, the Company recorded bad debt expense related to its tenant receivables of $1.7 million.
As of September 30, 2012, the Company had a concentration of credit risk related to leases, excluding properties held for non-sale disposition, with the following tenants that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Net Rentable Square Feet (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent (1)	Annualized Base Rent per Square Foot	Lease Expiration
Bank of America, N.A.	Various	Finance	3,563,671	25.5%	$30,529	17.2%	$8.57	(3)
Wells Fargo Bank, N.A.	Various	Finance	3,610,410	25.8%	22,085	12.4%	6.12	(4)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of September 30, 2012, adjusted for any contractual tenant concessions (including free rent).
(3) As of September 30, 2012, lease expiration dates ranged from 2012 to 2026 with a weighted-average remaining term of 7.5 years. Additionally, as of September 30, 2012, some of Bank of America’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.5 million square feet and can be exercised at various dates from 2012 to 2017.
(4) As of September 30, 2012, lease expiration dates ranged from 2012 to 2024 with a weighted-average remaining term of 11.1 years. Additionally, as of September 30, 2012, some of Wells Fargo Bank’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.4 million square feet and can be exercised at various dates from 2012 to 2017. The Company has already been notified that 0.2 million square feet will be shed during the remainder of 2012, pursuant to these provisions.
Geographic Concentration Risk
As of September 30, 2012, the Company’s net investments in real estate in North Carolina, excluding properties held for non-sale disposition, represented 10.6% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values.  During the three and nine months ended September 30, 2012, the Company recorded impairment charges of $5.8 million and $5.8 million, respectively, with respect to seven properties, including five GKK Properties.  In addition, as of September 30, 2012, the Company reclassified the properties securing the Goldman Mortgage Loan and one other property that was previously held for sale to held for investment.  The Company recorded impairment charges of $7.3 million and $12.4 million related to these properties reclassified from held for sale to held for investment during the three and nine months ended September 30, 2012, respectively.  Included in the impairment related to properties reclassified from held for sale to held for investment during the three and nine months ended September 30, 2012 were (i) $5.9 million and $5.9 million of impairment charges, respectively, related to adjusting the carrying value of the properties for any depreciation and amortization expense that would have been recognized if the properties had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above- market lease assets and below-market lease liabilities) and (ii) $1.4 million and $1.4 million of impairment charges, respectively, related to adjusting the carrying value of the properties to their fair value as of the date the properties were reclassified from held for sale to held for investment.  See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.
Real Estate Held for Non-Sale Disposition
As of September 30, 2012, the Company owned 150 GKK Properties that were held for non-sale disposition.  These properties were security for the Goldman Mortgage Loan and the BOA Windsor Mortgage Portfolio, which matured without repayment on August 31, 2012 and October 1, 2012, respectively.  For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable and Repurchase Agreements”.  The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues related to real estate held for non-sale disposition
Total revenues	$5,348	$2,056	$16,030	$2,056
Expenses related to real estate held for non-sale disposition
Operating expenses	6,720	1,240	16,532	1,240
Impairment charge	9,501	—	13,774	—
Depreciation and amortization	1,206	1,003	1,962	1,003
Total expenses related to real estate held for non-sale disposition	17,427	2,243	32,268	2,243
Net loss related to real estate held for non-sale disposition	$(12,079)	$(187)	$(16,238)	$(187)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$174,745	$181,657
Accumulated depreciation and amortization	(12,955)	(5,154)
Real estate held for non-sale disposition, net	161,790	176,503
Restricted cash	9,783	1,249
Above-market leases, net	4,944	6,242
Other assets	1,513	12,586
Total assets	$178,030	$196,580
Liabilities related to real estate held for non-sale disposition
Notes payable (1)	161,083	157,790
Accounts payable and accrued liabilities	6,588	2,413
Below-market leases, net	4,990	5,825
Other liabilities	1,669	2,695
Total liabilities	$174,330	$168,723
_____________________
(1) Represents notes payable for the Goldman Mortgage Loan and the BOA Windsor Mortgage Portfolio. The principal balance of the Goldman Mortgage Loan excludes the Company’s $26.8 million and $34.2 million subordinated interest in the Goldman Mortgage Loan as of September 30, 2012 and December 31, 2011, respectively.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2012 and December 31, 2011, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Cost, net of impairments	$185,748	$197,752	$49,196	$53,666	$(124,837)	$(129,181)
Accumulated Amortization	(50,702)	(32,798)	(11,208)	(8,770)	25,117	14,838
Net Amount	$135,046	$164,954	$37,988	$44,896	$(99,720)	$(114,343)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(6,596)	$(3,494)	$(1,723)	$(804)	$4,055	$1,473

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Amortization	$(20,909)	$(8,344)	$(6,464)	$(1,774)	$13,337	$4,111

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2012 and December 31, 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2012 (1)	Book Value as of September 30, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date (4)
Sandmar Mezzanine Loan Southeast U.S. (5)	01/09/2007	Retail	Mezzanine	$5,000	$5,035	$5,040	5.40%	6.83%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,920	6,824	6,864	8.00%	9.41%	09/01/2013
San Diego Office Portfolio B-Note San Diego, California	10/26/2007	Office	B-Note	20,000	15,893	15,455	5.78%	11.18%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,993	3,028	3,005	6.05%	9.35%	07/11/2017
11 South LaSalle Loan Chicago, Illinois (6)	08/08/2007	Office	Mortgage	—	—	38,794	8.00%	(6)	09/01/2010
Petra Subordinated Debt Tranche A (7)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(7)	04/27/2009
Petra Subordinated Debt Tranche B (7)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(7)	10/26/2009
				$35,913	$30,780	$119,158
Reserve for Loan Losses (8)				—	(2,253)	(74,134)
				$35,913	$28,527	$45,024
_____________________
(1) Outstanding principal balance as of September 30, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment during 2012. The annualized effective interest rates and contractual interest rates presented are for the nine months ended September 30, 2012.
(4) Maturity dates are as of September 30, 2012. Subject to certain conditions, the maturity date of certain loans receivable may be extended beyond the maturity date shown.
(5) The Company had recorded an asset-specific loan loss reserve against this investment as of September 30, 2012. See “—Reserve for Loan Losses.”
(6) See “—Recent Transactions – 11 South LaSalle Loan Sale.”
(7) As of December 31, 2011, the Company had recorded asset-specific loan loss reserves to reduce the carrying values of these investments to $0. The Company wrote-off its investment in the Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B during the nine months ended September 30, 2012.
(8) See “—Reserve for Loan Losses.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

As of September 30, 2012, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to the satisfaction of certain conditions by the borrowers.
As of September 30, 2012 and December 31, 2011, interest receivable from real estate loans receivable was $0.3 million and $1.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2012 (in thousands):

Real estate loans receivable, net - December 31, 2011	$45,024
Principal repayments received on real estate loan receivable	(7)
Extension fees received on real estate loan receivable	(103)
Accretion of discounts on purchased real estate loans receivable	482
Amortization of origination fees and costs on purchased and originated real estate loans receivable	45
Change in loan loss reserve	71,881
Sale of the 11 South LaSalle Loan	(38,795)
Write-off of Petra Subordinated Debt	(50,000)
Real estate loans receivable, net - September 30, 2012	$28,527
For the three and nine months ended September 30, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual interest income	$599	$1,707	$1,764	$10,717
Accretion of purchase discounts	119	320	482	923
Amortization of origination fees and costs and acquisition costs, net	18	5	45	678
Interest income from real estate loans receivable	$736	$2,032	$2,291	$12,318
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the nine months ended September 30, 2012, the Company recognized $0.3 million of interest income related to an impaired loan with an asset-specific reserve. Additionally, as of September 30, 2012, the Company had interest income receivable of $0.2 million related to its impaired loan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the nine months ended September 30, 2012 were as follows (in thousands):

Reserve for loan losses, December 31, 2011	$74,134
Provision for loan losses	142
Charge-offs to reserve for loan losses	(72,023)
Reserve for loan losses, September 30, 2012	$2,253
As of September 30, 2012, the total reserve for loan losses consisted of $2.3 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.
The Company recorded provision for loan loss reserve of $0.1 million during the nine months ended September 30, 2012 and reduced its provision for loan loss reserves by $3.8 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, the Company also charged-off $72.0 million of reserves for loan losses related to the write-off of Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. For the nine months ended September 30, 2011, the change in loan loss reserves was comprised of an increase of $14.3 million to the asset-specific loan loss reserves, offset by a decrease of $18.1 million calculated on a portfolio-basis. During the nine months ended September 30, 2011, the Company also recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan. As of September 30, 2012, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve.

6.	REAL ESTATE SECURITIES
Securities Held to Maturity
In connection with the Settlement Agreement, the Company received a portfolio of treasury securities that is pledged to provide a portion of the principal and interest payments for mortgage debt secured by certain GKK Properties. Since the Company does not intend to sell the securities, the securities are classified as held to maturity and are presented on an amortized cost basis and not at fair value. As of September 30, 2012, the Company’s investments in treasury securities had a carrying value and fair value of $88.2 million and $88.3 million, respectively, and have maturities that extend through November 2013. As of December 31, 2011, the carrying value and fair value of the Company’s treasury securities was $91.5 million and $91.5 million, respectively. The Company did not record any other-than-temporary impairments related to its held to maturity securities during the nine months ended September 30, 2012.
Securities Available for Sale
As of December 31, 2011, the Company held securities backed by CMBS that accrued interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (the “Fixed Rate Securities”), which were classified as available-for-sale.  From acquisition through December 31, 2011, the Company had recognized through earnings other-than-temporary impairments of $22.2 million on the Fixed Rate Securities.  As of December 31, 2011, the carrying value of the Fixed Rate Securities was $46.2 million, consisting of cumulative unrealized gains of $25.2 million, which were recorded to accumulated other comprehensive income.  On March 27, 2012, the Company sold the Fixed Rate Securities to an unaffiliated buyer for a sales price of $46.7 million.  As a result, during the nine months ended September 30, 2012, the Company realized a gain on the sale of Fixed Rate Securities of $25.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2011, the Company disposed of three office properties and seven industrial properties, and through a consolidated joint venture, transferred a portfolio of 23 industrial properties and a master lease in full satisfaction of the debt outstanding to an affiliate of the lender. During the nine months ended September 30, 2012, the Company disposed of an additional six office properties, two industrial properties and 70 of the GKK Properties. As of September 30, 2012, the Company also classified 168 GKK Properties with an aggregate net book value of $540.6 million as held for sale. During the three and nine months ended September 30, 2012, the Company recorded an impairment charge of $1.0 million and $13.8 million, respectively, related to discontinued operations. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company has entered into, offers received which the Company intends to accept or broker estimates of value. Additionally, during the nine months ended September 30, 2012, the Company reclassified 146 properties, including 145 GKK Properties related to the Goldman Mortgage Loan, that were previously held for sale to held for investment. The Company expects to dispose of the properties related to the Goldman Mortgage Loan by means other than by sale. The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues and other income	$32,126	$32,999	$106,521	$79,787
Total expenses	26,080	31,177	94,649	78,854
Income from discontinued operations before gain on sales of real estate, net and impairment charge	6,046	1,822	11,872	933
Gain on sales of real estate, net	2,060	5,911	7,781	5,911
Impairment charge	(999)	(13,393)	(13,808)	(36,207)
Gain from extinguishment of debt	10,980	—	10,980	—
Gain (loss) from discontinued operations	$18,087	$(5,660)	$16,825	$(29,363)
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$576,189	$920,730
Accumulated depreciation and amortization	(35,600)	(18,691)
Real estate held for sale, net	540,589	902,039
Other assets	3,847	21,795
Total assets	$544,436	$923,834
Liabilities related to real estate held for sale
Notes payable	355,442	581,321
Other liabilities	77,891	91,618
Total liabilities	$433,333	$672,939

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

BBD1 Sale Agreement
On August 17, 2012, the Company, through an indirect wholly owned subsidiary (the “BBD1 Owner”) that indirectly owns 115 office properties and operations centers transferred to the Company pursuant to the Settlement Agreement (the “BBD1 Properties”), entered into an agreement (the “BBD1 Sale Agreement”) for the sale of membership interests (the “BBD1 Equity Interests”) to BBD1 Holdings LLC (the “BBD1 Buyer”), an unaffiliated entity and an affiliate of the Property Manager. Pursuant to the BBD1 Sale Agreement, the purchase price for the BBD1 Equity Interests will be approximately $485.0 million, as such price may be adjusted as described below (the “BBD1 Purchase Price”).
Pursuant to the BBD1 Sale Agreement, the BBD1 Owner will sell the BBD1 Equity Interests to the BBD1 Buyer on a date not later than November 14, 2012; however, upon the payment of certain funds and the satisfaction of certain terms and conditions of the BBD1 Sale Agreement, the BBD1 Buyer may extend such date up to an additional sixty days, plus an additional ten business days (the “BBD1 Closing Date”). The BBD1 Buyer exercised its option to extend the BBD1 Closing Date until December 14, 2012.
Pursuant to the BBD1 Sale Agreement, the BBD1 Buyer had until October 30, 2012 to determine whether it would defease the BBD1 Mortgage (the “Defeasance”), assume the BBD1 Mortgage (the “Assumption”) or, if it determined after commercially reasonable efforts that it could not obtain adequate financing for the acquisition of the BBD1 Equity Interests, terminate the BBD1 Sale Agreement, and provide the BBD1 Owner with notice of its decision. If the BBD1 Buyer elects either the Defeasance or the Assumption, it will use commercially reasonable efforts to provide for the release or indemnification of the Company’s subsidiaries which are guarantors under the BBD1 Mortgage. On October 30, 2012, the BBD1 Buyer notified the Company that it: (i) would not terminate the BBD1 Sale Agreement; (ii) selected the Defeasance; and (iii) would continue to pursue the Assumption in order to obtain financing for the acquisition of the BBD1 Equity Interests.
Pursuant to the terms of the BBD1 Sale Agreement, the BBD1 Purchase Price may be adjusted through the BBD1 Closing Date. These adjustments will depend on whether the BBD1 Buyer selects the Defeasance or the Assumption and on certain other prorations, prior payments and costs. Should the BBD1 Buyer choose the Assumption, the BBD1 Purchase Price will be reduced by $12.5 million. Should the BBD1 Buyer choose the Defeasance, the BBD1 Owner is obligated to cover the amount (not to exceed $15.0 million) by which the cost of acquiring certain securities needed to complete the Defeasance exceeds the balance of the mortgage loan. Additionally, the BBD1 Buyer will pay a portion of the BBD1 Purchase Price with six million shares of stock of Gramercy Capital Corp, at a share price of $2.50.

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
As of September 30, 2012, the Company’s investment in the Tribeca Building consisted of three condominium units, two retail spaces and parking spaces with a carrying value of $26.3 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the nine months ended September 30, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $2.0 million related to foreclosed real estate held for sale. During the nine months ended September 30, 2011, the Company sold seven condominium units of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $1.8 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

9.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of September 30, 2012 and December 31, 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

Loan Type	Book Value as of September 30, 2012	Book Value as of December 31, 2011	Contractual Interest Rates as of September 30, 2012 (1)	Weighted-Average Interest Rates as of September 30, 2012 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$227,018	$366,158	5.6% - 6.1%	5.9%	2.0
GKK Properties mortgage loans	962,164	1,025,421	3.0% - 10.3%	5.9%	5.3
Mezzanine loan	38,980	—	10.0%	10.0%	0.5
	1,228,162	1,391,579
Variable Rate
Mortgage loans (3)	265,083	280,446	(4)	2.8%	2.7
GKK Properties mortgage loans	417,741	486,510	(4)	6.1%	0.5
Repurchase agreements (5)	—	149,657	(5)	(5)	(5)
	682,824	916,613
Total Notes Payable and Repurchase Agreements principal outstanding	1,910,986	2,308,192
Discount on notes payable, net (6)	(8,472)	(8,984)
Total Notes Payable and Repurchase Agreements, net	$1,902,514	$2,299,208
_____________________
(1) Contractual interest rates as of September 30, 2012 represent the range of interest rates in effect under these loans as of September 30, 2012. Weighted-average interest rates as of September 30, 2012 are calculated as the actual interest rate in effect as of September 30, 2012 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices as of September 30, 2012, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of September 30, 2012; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) The Company has entered into separate interest rate swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”
(4) The contractual interest rates of these loans will vary based on one-month LIBOR plus a fixed spread. The spreads on the mortgage loans and GKK Properties mortgage loans range from 2.1% to 2.8% and 1.9% to 11.5%, respectively.
(5) On August 17, 2012, the Company paid off in full the outstanding principal balance under its repurchase agreements.
(6) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the notes were assumed. The discount and premium are amortized over the remaining life of the respective loans.
As of September 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $3.2 million and $6.3 million, respectively, net of amortization. During the three and nine months ended September 30, 2012, the Company incurred interest expense, net of discontinued operations, of $25.7 million and $76.5 million, respectively. During the three and nine months ended September 30, 2011, the Company incurred interest expense, net of discontinued operations, of $14.8 million and $35.3 million, respectively. Included in interest expense was the amortization of deferred financing costs of $1.9 million and $5.6 million for the three and nine months ended September 30, 2012, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.2 million and $1.1 million for the three and nine months ended September 30, 2012, respectively. Included in interest expense were the amortization of deferred financing costs of $2.2 million and $5.1 million for the three and nine months ended September 30, 2011, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.5 million and $2.2 million for the three and nine months ended September 30, 2011, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which increased interest expense by $2.7 million and $8.9 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012 and December 31, 2011, $13.0 million and $9.2 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2012 (in thousands):

October 1, 2012 through December 31, 2012	$187,761	(1)
2013	774,468
2014	90,227
2015	296,809
2016	137,620
Thereafter	424,101
	$1,910,986
_____________________
(1) Amount includes the Goldman Mortgage Loan, with an outstanding principal balance of $154.9 million, which matured on August 31, 2012 without repayment. See “—Loan Maturities” below.
The following summarizes the activity related to notes payable and repurchase agreements for the nine months ended September 30, 2012 (in thousands):

	Notes Payable	Repurchase Agreements	Total
Total Notes Payable and Repurchase Agreements, net - December 31, 2011	$2,149,551	$149,657	$2,299,208
Proceeds from notes payable	159,197	—	159,197
Principal repayments	(363,246)	(149,657)	(512,903)
Extinguishment of debt	(43,500)	—	(43,500)
Amortization of discount on notes payable, net	512	—	512
Total Notes Payable and Repurchase Agreements, net - September 30, 2012	$1,902,514	$—	$1,902,514
Loan Maturities
During the nine months ended September 30, 2012, two of the loans the Company assumed pursuant to the Settlement Agreement matured without repayment.  The loans had outstanding principal balances of $43.5 million (the “One Citizens Loan”) and $154.9 million (the “Goldman Mortgage Loan”).  The One Citizens Loan matured on January 11, 2012.  On July 31, 2012, the Company entered into an agreement in lieu of foreclosure to transfer title of the property securing the One Citizens Loan to the lender in full satisfaction of the debt outstanding under, and other obligations related to, the One Citizens Loan.  As a result, the Company recorded a gain on extinguishment of debt of $11.0 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $45.9 million and the carrying value of the real estate properties and other assets of approximately $34.9 million, upon transfer of the property. Included in this gain on extinguishment of debt is a gain on the settlement of debt of $7.6 million, which represents the difference between the carrying value of the liabilities and the fair value of the assets transferred to the One Citizens Loan lender, and a gain on the transfer of real estate assets of $3.4 million, which represents the difference between the fair value and the carrying value of the real estate assets as of the date of transfer. The impact of this gain on extinguishment of debt was $0.06 per share for the three and nine months ended September 30, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The Goldman Mortgage Loan matured on August 31, 2012.  The outstanding principal balance of $154.9 million as of September 30, 2012, excludes the Company’s $26.8 million subordinated interest in the Goldman Mortgage Loan.  On August 31, 2012, the indirect wholly owned subsidiaries of the Company that are mortgage borrowers under the Goldman Mortgage Loan (collectively, the “Borrower”) received a notice of maturity default from the lender, CF Branch, LLC (the “Lender”), stating that the entire indebtedness under the Goldman Mortgage Loan is due and payable. The Company’s subsidiary that guaranteed the repayment of the Goldman Mortgage Loan (the “Guarantor”) (which guaranty is limited, however, to the equity value of the mortgaged real estate assets), and whose assets consist primarily of the equity interests in the entities that directly or indirectly own the real estate assets encumbered by the Goldman Mortgage Loan, also received notice from the Lender demanding payment of all sums due under the Goldman Mortgage Loan. From and after the maturity date, interest on the Goldman Mortgage Loan will accrue at the default rate, which is the greater of (i) 4% per annum in excess of the interest rate otherwise applicable under the loan and (ii) 1% per annum in excess of the Prime Rate from time to time.
The Company is currently negotiating with the Lender (i) a collateral transfer agreement to transfer to the Lender or its nominee the equity interests in the entities that directly or indirectly own the real estate assets encumbered by the Goldman Mortgage Loan; (ii) a loan sale agreement to transfer to the Lender the Company’s subordinated interest in the Goldman Mortgage Loan; and (iii) mutual releases of the Company, the Borrower, the Guarantor and the Lender of their obligations, as applicable, under the Goldman Mortgage Loan, the limited guaranty and the other loan documents. However, these negotiations are ongoing, and there is no assurance that the Company will reach an agreement with the Lender. In the event the Company is unable to reach such an agreement, the Lender may attempt to collect a late fee of approximately $6.4 million that the Lender has previously indicated was due in addition to the outstanding loan balance, unpaid interest (including any default interest) and legal fees; however, based on the terms of the loan agreement the Company does not believe that any late fee is due and payable and has not recorded any liability as of September 30, 2012 for this fee. Moreover, if the Company is unable to reach such an agreement with the Lender, the Lender may take immediate action to attempt to exercise certain of its rights under the loan and security documents, including without limitation, initiating foreclosure proceedings of the properties securing the Goldman Mortgage Loan. The Lender may also attempt a public sale of the collateral pledged under the limited guaranty. The carrying value of the properties securing the Goldman Mortgage Loan was $156.2 million as of September 30, 2012.  Additionally, the Company held $9.3 million in various reserve accounts related to the Goldman Mortgage Loan.
Subsequent to September 30, 2012, one of the loans the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio”) matured without repayment.  The BOA Windsor Mortgage Portfolio matured on October 1, 2012 and as a result of the maturity, the lender may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio was $5.2 million as of September 30, 2012.
Debt Covenants
The documents evidencing the Company’s debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

As of September 30, 2012, the borrowers under two mortgage loans that the Company assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $203.0 million (the “BBD2 Loan”) and $13.4 million (the “Jenkins Loan”), respectively, as of September 30, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property. With respect to the BBD2 Loan, the Company is currently reviewing the mechanics of the debt service coverage requirements with the lender to confirm if the Company is actually out of compliance with the debt service coverage requirements as defined in the applicable loan documents.
Recent Financing Transactions
Gramercy and Garrison Mezzanine Loan
On August 17, 2012 (the “Mezzanine Loan Effective Date”), the Company, through certain indirect wholly owned subsidiaries (collectively, the “Mezzanine Loan Borrower”), entered into a mezzanine loan for a principal amount of $39.0 million (the “Mezzanine Loan”) with Gramercy Investment Trust and Garrison Commercial Funding XI LLC (collectively, the “Mezzanine Loan Lender”), each an unaffiliated lender. As required by the loan agreement, the Company used the proceeds of the Mezzanine Loan to pay off in full all of the outstanding amounts under the Company’s repurchase agreements related to its former investment in the GKK Mezzanine Loan (the “Amended Repurchase Agreements”). The Mezzanine Loan is initially secured by a pledge of 100% of the equity interests in certain of the Company’s indirect wholly owned subsidiaries (the “Mezzanine Loan Security”) that directly or indirectly own 25 of the Company’s properties, encompassing an aggregate of 2.3 million square feet (the “Mezz-Related Properties”).
The Mezzanine Loan matures on the earlier of (i) April 1, 2013, or (ii) the date of (a) the sale of all or a portion of the BBD1 Properties, or (b) the refinancing of the BBD1 Properties where the cumulative net proceeds from such refinancing are sufficient to repay the Mezzanine Loan in full. Notwithstanding the above and subject to the satisfaction of certain terms and conditions contained in the Mezzanine Loan agreement, should the BBD1 Buyer elect not to acquire the BBD1 Equity Interests, the maturity date of the Mezzanine Loan will be the earlier of (i) August 1, 2013, or (ii) the date of (a) the sale of all or a portion of the BBD1 Properties, or (b) the refinancing of the BBD1 Properties where the cumulative net proceeds from such refinancing are sufficient to repay the Mezzanine Loan in full. The loan bears interest at a fixed rate of 10% per annum with monthly interest payments and the Mezzanine Loan Borrower is required to make certain mandatory prepayments or amortization payments in the following amounts:

(i)	an amount equal to all net proceeds of the Mezz-Related Properties (or the BBD1 Properties, as the case may be) until the Mezzanine Loan is paid in full;

(ii)
an amount equal to all net proceeds over $75.0 million available to the Company or its affiliates, from the sale or refinancing of any of the Company’s properties other than the Mezz-Related Properties (or the BBD1 Properties, as the case may be), until the Mezzanine Loan is paid in full, provided that none of the net proceeds referred to in this section (ii) may be used for (a) the payment by the Company to any of its affiliates of dividends, distributions, fees, principal, interest or lease payments; provided that, should the Company meet certain financial covenants in the Mezzanine Loan agreement, it will be able to pay asset management and certain other fees to certain of its affiliates, including the Advisor, or (b) the optional repayment or prepayment of any third-party indebtedness of the Company or any of its affiliates, except that such funds may be used to pay the Mezzanine Loan Lender and the lender under the Goldman Mortgage Loan; and

(iii)
beginning on October 1, 2012, monthly amortization payments in the amount of $1.5 million during the term of the loan, which amortization payments increase to $2.0 million if the Sale Agreement terminates (unless the termination is caused by a default by the BBD1 Buyer thereunder).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Commencing on the Mezzanine Loan Effective Date, the Company and the Mezzanine Loan Borrower must use commercially reasonable efforts to replace the Mezzanine Loan Security with a pledge of 100% of the equity interests (the “BBD1 Equity Interests”) in the direct or indirect subsidiaries of the entity that owns (i) the BBD1 Properties and (ii) certain treasury securities that were pledged as part of a prior, partial defeasance of the BBD1 Mortgage. Such efforts include, among other actions, negotiating with the lender of the mortgage loan encumbering the BBD1 Properties (the “BBD1 Mortgage”) for the lender’s consent to such replacement. If such replacement occurs, the collateral in place on the Mezzanine Loan Effective Date (other than the $6.0 million deposit account referenced below) will be released, the Mezzanine Loan Borrower will have no further liability under the Mezzanine Loan documents and the BBD1 Owner will assume all of the Mezzanine Loan Borrower’s obligations under the Mezzanine Loan. Subject to certain conditions in the Mezzanine Loan agreement and among other events of default therein, any non-monetary event of default under the BBD1 Mortgage or the mortgage loan secured by certain of the properties owned by subsidiaries of the Mezzanine Loan Borrower (the “US Bank Loan”) that causes the lender to accelerate the maturity of such outstanding indebtedness, or any other event of default under the BBD1 Mortgage or the US Bank Loan, will constitute an event of default under the Mezzanine Loan. Additionally, a Company affiliate granted the Mezzanine Loan Lender a security interest in a bank account into which the Company deposited $6.0 million on the Mezzanine Loan Effective Date. Subsequent to September 30, 2012 and pursuant to the occurrence of certain conditions in the BBD1 Sale Agreement, the Company paid the Mezzanine Loan principal balance down by $6.0 million with this deposit.
The Mezzanine Loan documents require the Company and its subsidiaries to meet certain financial and other covenants, which include limitations on new recourse liabilities, limitations on the creation of additional liens or indebtedness, and limitations on the payment of certain fees to affiliates. Mandatory redemptions of shares under the Company’s share redemption program are permitted in connection with the death, qualifying disability or determination of incompetence of a stockholder, provided that no change of control of the Company occurs.
The remaining principal balance and all outstanding interest and fees under the Mezzanine Loan are due on the maturity date. The Mezzanine Loan Borrower has the right to prepay the loan at any time upon no less than five days written notice to the Mezzanine Loan Lender. The Company is providing a guaranty of the payment of the principal balance of, and any interest, fees and other sums outstanding under or relating to, and obligations of the Mezzanine Loan Borrower under, the Mezzanine Loan.
Extension, Modification and Paydown of the Portfolio Secured Mortgage Loan Facility
On July 9, 2008, certain of the Company’s wholly owned subsidiaries (the “Portfolio Secured Mortgage Loan Facility Borrowers”), entered into a secured four-year mortgage loan agreement with an unaffiliated lender for the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The Portfolio Secured Mortgage Loan Facility was secured by various real estate properties owned by the Portfolio Secured Mortgage Loan Facility Borrowers. The maturity date of the loan was July 9, 2012, with two one-year extension options, subject to certain conditions contained in the loan documents. On October 27, 2011, the Sabal VI Building was added to the Portfolio Secured Mortgage Loan Facility. On July 10, 2012, the Portfolio Secured Mortgage Loan Facility Borrowers entered into a loan modification agreement to release the following properties from the loan: Plainfield Business Center, Riverview Business Center I & II, Royal Parkway Center I & II, Rivertech I & II, Great Oaks Center, Rickenbacker IV and the Sabal VI Building. In connection with the loan modification agreement and the release of certain properties from the loan, the Company also paid down the outstanding principal balance by $77.5 million with proceeds from various debt financings discussed below and extended the maturity date of the Portfolio Secured Mortgage Loan Facility to September 9, 2012. As of July 11, 2012, the aggregate principal amount outstanding under the loan was $15.0 million. All amounts outstanding under the Portfolio Secured Mortgage Loan Facility were repaid prior to maturity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

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
Rivertech Mortgage Loan
On July 11, 2012, the Company, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Rivertech I & II Buildings (the “Rivertech Mortgage Loan”). The proceeds from the Rivertech Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Rivertech Mortgage Loan is $25.2 million. At closing, $21.9 million was disbursed to the Company and $3.3 million was available for future disbursements. On August 17, 2012, the remaining $3.3 million available was disbursed to the Company. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents, and bears interest at a floating rate equal to 275 basis points over one-month LIBOR. Monthly payments were initially interest only. Commencing September 1, 2012, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years and an annual interest rate of 6.5%. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.
Rickenbacker Mortgage Loan
On July 11, 2012, the Company, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Rickenbacker IV Building (the “Rickenbacker Mortgage Loan”). The proceeds from the Rickenbacker Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Rickenbacker Mortgage Loan is $7.5 million. At closing, $6.0 million was disbursed to the Company and $1.5 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan is July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Rickenbacker Mortgage Loan bears interest at a floating rate equal to 250 basis points over one-month LIBOR. Monthly payments are interest only during the initial term of the loan. KBS REIT Properties is providing a guaranty of 25% of the outstanding principal amount of the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
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
The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of September 30, 2012 and December 31, 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	September 30, 2012	December 31, 2011
Interest Rate Swap	07/11/2008	07/11/2012	$39,679		One-month LIBOR/Fixed at 3.82%	$—	$(718)
Interest Rate Swap	02/05/2009	03/01/2013	34,275	(1)	One-month LIBOR/Fixed at 2.26%	(294)	(745)
Total derivatives designated as hedging instruments			$73,954			$(294)	$(1,463)
_____________________
(1) The notional value of this interest rate swap was $45.7 million prior to March 1, 2012.
Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $0.2 million and $1.2 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2012, respectively. The Company recorded unrealized gains of $0.9 million and $3.3 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2011, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $1.3 million and $3.5 million of interest expense related to the effective portion of cash flow hedges during the nine months ended September 30, 2012 and 2011, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. During the nine months ended September 30, 2012, there was no ineffective portion related to the change in fair value of the cash flow hedges. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $0.3 million as of September 30, 2012 and is included in accumulated other comprehensive loss.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
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
September 30, 2012
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,913	$28,527	$25,258	$124,714	$45,024	$42,550
Pledged government securities	88,214	88,220	88,264	91,527	91,541	91,472
Financial liabilities:
Notes payable and repurchase agreements	$1,910,986	$1,902,514	$1,893,305	$2,308,192	$2,299,208	$2,257,689
_____________________
(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value of these investments could be materially different from the Company’s estimate of value.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Assets and Liabilities Recorded at Fair Value
During the nine months ended September 30, 2012, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivatives	$(294)	$—	$(294)	$—
GKK Properties - contingent liability (1)	$(12,000)	$—	$—	$(12,000)
_____________________
(1) The fair value of the Company’s contingent liability is equal to the maximum amount payable to the Property Manager for participation interests pursuant to the Amended Services Agreement.
During the nine months ended September 30, 2012, the Company measured the following assets and liabilities at fair value on a nonrecurring basis at the time each event occurred (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate - continuing operations	$45,222	$—	$—	$45,222
Impaired real estate - discontinued operations	$16,772	$—	$—	$16,772
_____________________
(1) Represents amount at the time the event occurred.
During the nine months ended September 30, 2012, the Company recognized an impairment loss of $18.2 million on real estate properties held for investment, including 18 properties that were measured at fair value as of September 30, 2012. The Company determined the fair value for one of its impaired real estate properties held for investment based on an offer the Company received to purchase the property, which offer the Company intends to accept. The Company determined the fair value for 15 of its impaired real estate properties held for investment (including 14 GKK Properties) either by performing a 10-year discounted cash flow analysis or by performing a direct capitalization analysis and the estimated fair value was supported by either an offer from a third-party or by broker estimates of value. The estimated capitalization rates used to estimate the fair value of these 15 properties are summarized in the table below. In addition, the Company determined the fair value for two additional impaired real estate properties held for investment based on broker estimates of value. These two properties have unstabilized occupancy and are not included in the table below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

During the nine months ended September 30, 2012, the Company recognized an impairment loss of $13.8 million related to real estate properties held for sale or that have been sold, including 22 properties (all of which were GKK Properties) that were measured at fair value as of September 30, 2012. The Company determined the fair value for five of its impaired real estate properties held for sale based on the estimated sales price less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received, which offers the Company intends to accept. The Company determined the fair value for 13 of its impaired real estate properties held for sale either by performing a 10-year discounted cash flow analysis or by performing a direct capitalization analysis and the estimated fair value was supported by either an offer from a third party or by broker estimates of value. The table below sets forth the estimated capitalization rates (generally determined based on a direct capitalization rate analysis) used to estimate the fair value of these 13 impaired real estate assets that are held for sale and also includes capitalization rates related to 15 properties classified as held for investment during the period which were recorded at fair value. In addition, the Company determined the fair value for four additional impaired real estate properties held for sale based on broker estimates of value. These four properties have unstabilized occupancy and are not included in the table below.

	Number of Properties	Range of Terminal Capitalization Rates
Real estate held for investment:
Properties with stabilized occupancy	12	7.2% to 10.7%
Properties with unstabilized occupancy	3	8.0% to 11.7%

Real estate held for sale
Properties with stabilized occupancy	1	8.3%
Properties with unstabilized occupancy	12	6.6% to 10.7%
The capitalization rates selected by the Company vary on a property by property basis based upon several factors such as asset location, occupancy, lease terms and quality of the tenants in place. The weighted average capitalization rates used by the Company for stabilized and unstabilized properties were approximately 8.8% and 9.0%, respectively. The range of capitalization rates disclosed above should not be relied upon as an indication of the price at which other properties in the Company’s real estate portfolio may sell, as there are many factors that influence the capitalization rate on a property by property basis.

12.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2013 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the nine months ended September 30, 2012 and 2011, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2012 and 2011, respectively, and any related amounts payable as of September 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees(1)	$2,912	$4,490	$9,401	$13,539	$—	$—
Reimbursement of operating expenses(2)	46	28	111	51	9	—
Disposition fees(3)	650	1,614	3,159	1,614	—	—
Additional Paid-in Capital
Selling commissions	—	278	262	843	—	—
	$3,608	$6,410	$12,933	$16,047	$9	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.1 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts were the only employee costs reimbursed under the Advisory Agreement through September 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$85,174	$40,943
Supplemental Disclosure of Significant Noncash Transactions:
Increase in capital expenses payable	$977	$690
Mortgage loan satisfied in connection with deed in lieu of foreclosure	$43,500	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$11,131	$34,937
Assets and liabilities assumed in connection with the Settlement Agreement
Transfer of the GKK Properties	$—	$1,790,768
Liabilities related to the GKK Properties	$—	$1,444,299
Pledged government securities	$—	$93,623
Restricted cash	$—	$123,815
Accounts payable and other liabilities	$—	$135,399
Accounts receivable and assets	$—	$38,846

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

14.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of September 30, 2012. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities and preferred membership interest investments. The GKK Properties segment excludes GKK Properties sold or held for sale but includes the other GKK Properties held as a result of the indirect transfers under the Settlement Agreement of primarily office properties, bank branch properties and operations centers located in 33 states. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and nine months ended September 30, 2012 and 2011, and total assets and total liabilities for each reportable segment as of September 30, 2012 and December 31, 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Real estate segment	$23,258	$23,208	$68,765	$73,078
Real estate-related segment	746	2,734	2,979	14,481
GKK Properties segment	49,246	15,339	147,438	15,339
Total revenues	$73,250	$41,281	$219,182	$102,898
Interest Expense:
Real estate segment	$5,790	$7,193	$17,928	$21,925
Real estate-related segment	—	2,290	24	8,086
GKK Properties segment	19,864	5,297	58,590	5,297
Total interest expense	$25,654	$14,780	$76,542	$35,308
NOI:
Real estate segment	$5,557	$4,767	$16,512	$15,828
Real estate-related segment	692	(168)	3,308	6,435
GKK Properties segment	5,205	1,985	16,599	1,985
Total NOI	$11,454	$6,584	$36,419	$24,248

	As of September 30,	As of December 31,
	2012	2011
Assets:
Real estate segment	$825,886	$845,162
Real estate-related segment	36,353	99,294
GKK Properties segment	1,504,777	1,598,000
Total segment assets	2,367,016	2,542,456
Real estate held for sale	544,436	923,834
Foreclosed real estate held for sale	26,254	28,848
Corporate-level(1)	52,514	9,650
Total assets	$2,990,220	$3,504,788
Liabilities:
Real estate segment	$512,553	$513,771
Real estate-related segment	21	6,863
GKK Properties segment	1,256,812	1,441,066
Total segment liabilities	1,769,386	1,961,700
Real estate held for sale	433,333	672,939
Corporate-level(2)	1,261	9,892
Total liabilities	$2,203,980	$2,644,531
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $51.6 million and $9.1 million as of September 30, 2012 and December 31, 2011, respectively.
(2) As of September 30, 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses. As of December 31, 2011, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(16,712)	$(29,523)	$(37,931)	$(56,857)
General and administrative expenses	6,350	15,595	17,420	20,723
Depreciation and amortization	26,830	14,945	81,033	35,096
Gain on sale of foreclosed real estate held for sale	—	(58)	(127)	(134)
Gain on sale of real estate securities	—	—	(25,456)	—
Other interest income	(9)	(9)	(20)	(97)
Impairment charge on real estate held for investment	13,082	—	18,183	—
Provision for loan losses	—	(26)	142	(3,846)
Total (income) loss from discontinued operations	(18,087)	5,660	(16,825)	29,363
NOI	$11,454	$6,584	$36,419	$24,248

15.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties. The property leases have expiration dates between 2013 and 2085 and are subject to ground leases that have expiration dates between 2012 and 2101. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the properties.
Future minimum lease payments owed by the Company under non-cancelable operating ground leases, excluding payments owed related to properties held for non-sale disposition, as of September 30, 2012 are as follows (in thousands):

October 1, 2012 through December 31, 2012	$4,434
2013	17,477
2014	17,297
2015	16,788
2016	16,318
Thereafter	48,428
$120,742
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the management of the Company’s real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other sources. The Company is also dependent on the Property Manager for the Services under the Amended Services Agreement, including the operations, leasing and eventual dispositions of the GKK Properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
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
Disposition of Properties Subsequent to September 30, 2012
Subsequent to September 30, 2012 and through November 2, 2012, the Company sold two GKK Properties, which were classified as held for sale as of September 30, 2012, for $1.5 million (net of selling costs), which resulted in net sales proceeds of $0.2 million after the repayment of debt outstanding. The net sales proceeds from the sales of the GKK Properties were used to fund loan reserves.
PB Capital Sale Agreement
Effective November 6, 2012, the Company, through an indirect wholly owned subsidiary (the “PB Capital Owner”) that owns certain office properties, operations centers and bank branches, entered into various purchase and sale agreements (collectively, the “PB Capital Sale Agreement”) for the sale of 41 of the properties, containing 3,427,558 rentable square feet (the “PB Capital Properties”), to National Financial Realty - WFB East Coast, LLC (the “PB Capital Buyer”), an unaffiliated entity. Pursuant to the PB Capital Sale Agreement, the purchase price for the PB Capital Properties will be approximately $250.0 million. The PB Capital Owner will sell the PB Capital Properties to the PB Capital Buyer not later than January 24, 2013, subject to certain extensions that can extend the sale date to February 11, 2013 or on such earlier date as the PB Capital Owner and the PB Capital Buyer shall mutually agree. The PB Capital Buyer has until not later than December 22, 2012 to determine whether it will exercise various termination rights under the PB Capital Sale Agreement.
Certain of the PB Capital Properties are leased to Wells Fargo under a master lease whereby Wells Fargo may exercise rights of first offer or rights of first refusal. The Wells Fargo master lease also contains shedding rights provisions pursuant to which Wells Fargo may terminate certain portions of the leased premises within the PB Capital Properties. Pursuant to the PB Capital Sale Agreement, following the closing of the sale, the PB Capital Seller must pay to the PB Capital Buyer any payments received from Wells Fargo related to Wells Fargo’s exercise of its shedding rights.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are the first publicly offered investment program sponsored by the affiliates of our external advisor, KBS Capital Advisors LLC, which makes our future performance difficult to predict. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor.

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

•
We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns.

•
Our projected cash flows from operations will not be sufficient to cover our capital expenditures, interest and amortization payment requirements on our debt obligations and principal pay-down requirements for our debt obligations at maturity or to allow us to meet the conditions for extension of our loans. This has required and will require us to sell assets in order to meet our capital requirements. If our cash flows from operations continues to deteriorate, we will be more dependent on asset sales to fund our operations and for our liquidity needs. Moreover, we may be unable to meet financial and operating covenants in our debt obligations, and our lenders may take action against us. These factors could also have a material adverse effect on us and our stockholders’ return.

•
We may not be able to refinance some or all our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at or prior to its maturity, we may be forced to dispose of our assets sooner than we otherwise would and/or our lenders may take action against us. We may not have sufficient liquidity from our operations to fund our future capital needs and, as a result of the debt we assumed in relation to the GKK Properties (defined in “— Overview”), we presently have extremely limited additional borrowing capacity. Additionally, some of our debt, including debt we assumed in connection with the transfers of the GKK Properties under the Settlement Agreement (defined in “— Overview”) and the mezzanine loan obtained to repay our repurchase agreement financing, contains restrictive covenants relating to our operations, our ability to incur additional debt and our ability to declare distributions.

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

•
Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to meet our debt service obligations and cash needs, reducing the value of our stockholders’ investments in us.

•
Certain of our debt obligations have variable interest rates and related payments that vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and reduce our stockholders’ return.

•
We have amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). The dollar amounts available for such redemptions are determined by the board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in the share redemption program. Further, we have entered into debt financing arrangements that restrict our ability to make redemptions. We currently do not expect to have funds available for ordinary redemptions in the future.

•
We may not be able to successfully operate and/or sell the GKK Properties given current economic conditions and the concentration of the GKK Properties in the financial services sector, the significant debt obligations we have assumed with respect to such GKK Properties, and our advisor’s limited experience operating, managing and selling bank branch properties. Moreover, we depend upon GKK Realty Advisors LLC (the “Property Manager”) to manage and conduct the operations of the GKK Properties and any adverse changes in or termination of our relationship with the Property Manager could hinder the performance of the GKK Properties and the return on our stockholders’ investment.

•
As a result of the GKK Properties transferred under the Settlement Agreement, a significant portion of our properties will be leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

•
On August 31, 2012, one of the loans we assumed under the Settlement Agreement, the Goldman Mortgage Loan, matured without repayment.  The Goldman Mortgage Loan had an outstanding principal balance of $154.9 million as of September 30, 2012, excluding our $26.8 million subordinated interest in the Goldman Mortgage Loan.  We have received a notice of maturity default from the Lender (defined below). We are currently negotiating with the Lender (i) a collateral transfer agreement to transfer to the Lender or its nominee the equity interests in the entities that directly or indirectly own the real estate assets encumbered by the Goldman Mortgage Loan; (ii) a loan sale agreement to transfer to the Lender our subordinated interest in the Goldman Mortgage Loan; and (iii) mutual releases of us, the Borrower (defined below), the Guarantor (defined below) and the Lender of our and their obligations, as applicable, under the various Goldman Mortgage Loan documents. However, these negotiations are ongoing, and there is no assurance that we will reach an agreement with the Lender. If we are unable to reach such an agreement, the Lender may take immediate action to attempt to exercise certain of its rights under the loan and security documents, including without limitation, initiating foreclosure proceedings of the properties securing the Goldman Mortgage Loan. The Lender may also attempt a public sale of the collateral pledged under the limited guaranty.

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
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We terminated our dividend reinvestment plan effective April 10, 2012. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and 28,306,105 shares under our dividend reinvestment plan for gross offering proceeds of $233.7 million.
As of September 30, 2012, we owned 810 real estate properties (of which 150 properties were held for non-sale disposition and 168 properties were held for sale), including the GKK Properties. In addition, as of September 30, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale. For information about certain properties held for non-sale disposition and the Goldman Mortgage Loan, see “— Contractual Commitments and Contingencies — Loan Maturities.”
On September 1, 2011, we, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Capital Corp. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations under a mezzanine loan owed by wholly owned subsidiaries of Gramercy to KBS (the “GKK Mezzanine Loan”).  The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly owned or, with respect to a limited number of properties, held a leasehold interest in, 867 properties (the “GKK Properties”), including 576 bank branch properties and 291 office buildings, operations centers and other properties.  As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to us, giving us title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date.  For a further discussion of the Settlement Agreement, the transfers of the GKK Properties and the debt related to these properties, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
Our focus in 2012 is to manage our existing investment portfolio and our debt service obligations. To the extent we receive proceeds from the sale of properties or the repayment of real estate-related investments in 2012, we are required under existing financing agreements to use a majority of these funds to pay down debt and maintain a liquidity reserve.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the Conflicts Committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The Conflicts Committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, the Conflicts Committee unanimously determined that liquidation is not now in the bests interests of our stockholders. Our charter requires that the Conflicts Committee revisit the issue of liquidation at least annually. Given the factors noted above, the Conflicts Committee believes it is likely it may reach the same conclusion next year.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management's beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses, and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. Moody’s and S&P have downgraded the credit ratings of a number of European governments including those of France, Italy, Spain, Portugal and Greece and have placed the UK and Germany on negative watch. These events have led to increased volatility in the capital markets.
In this economic environment the role of the government-controlled central banks in the global capital markets has increased significantly. In the fall of 2008 and through 2012, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program, the Legacy Securities Public Private Investment Program, several rounds of what is known as “quantitative easing” and the maturity extension program known as “Operation Twist.” Together these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows.
Currently the health of the global capital markets remains a concern. The U.S. banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are adequately capitalized. The credit downgrade of the United States has increased these concerns, especially for the larger, money center banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the continued slump in the values of the single family home market remains a material concern.
In Europe, the unresolved sovereign debt crisis remains a concern. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default on their debt obligations.
From 2008 through 2011, the financial crisis and global economic downturn caused transaction volumes in the U.S. commercial real estate market to experience a sharp decline. While high-quality assets in primary (top-tier) markets experienced some transaction volume, most markets remained illiquid, with little or no buying or selling. Uncertainty in areas such as the cost of capital and the ability to hedge asset risks produced enough friction to bring transaction volumes down. In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.-based assets began to fuel the U.S. commercial real estate market. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the growing recovery.
Despite the positive developments referenced above, the outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care. The capital markets also have an impact on these trends. Lending activity increased in 2012, but market volatility has increased caution among lenders. The availability of residential mortgage financing is still constrained and remains a drag on the economic recovery.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite improved access to capital for some companies, the aforementioned economic conditions have continued to impact the capital markets. Global government interventions in the banking system and the persistence of a highly expansionary monetary policy by the U.S. Treasury have introduced additional complexity and uncertainty to the markets. The U.S. government’s recent introduction of additional regulation to the financial markets, including the banking, insurance and brokerage sectors, has resulted in general uncertainty as to the long-term impact on these markets and on the economy as a whole. Adding to this uncertainty are increased disclosure requirements and changes to accounting principles involving the valuation of investments. These conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.8 million maturing within a year from September 30, 2012. We have fixed rate real estate-related investments with book values (excluding asset-specific loan loss reserves) of $30.8 million. As of September 30, 2012, we had recorded $2.3 million of reserves for loan losses related to the real estate-related investments that we currently hold in our portfolio.
Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties, including the properties directly or indirectly serving as the collateral for our debt obligations, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and credit facilities prior to or at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will be permitted to extend the maturity of our current loan agreements and other loan documents, with the exception of the Goldman Mortgage Loan and the BOA Windsor Mortgage Portfolio (both defined below), we can give no assurance in this regard. We have a mortgage loan with an outstanding principal balance of $154.9 million as of September 30, 2012 that matured on August 31, 2012 (the “Goldman Mortgage Loan”), which amount excludes our $26.8 million subordinated interest in the Goldman Mortgage Loan. We also have a mortgage loan with an outstanding principal balance of $6.1 million that matured on October 1, 2012 (the “BOA Windsor Mortgage Portfolio”). See the discussions of the Goldman Mortgage Loan and the BOA Windsor Mortgage Portfolio under “— Contractual Commitments and Contingencies — Loan Maturities” and the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q. We have $565.4 million of debt maturing (including principal amortization payments) during the 12 months ending September 30, 2013.
As of September 30, 2012, we had a total of $1.2 billion of fixed rate notes payable and $682.8 million of variable rate notes payable. Of the $682.8 million of variable rate notes payable, $34.3 million is effectively fixed through interest rate swaps.

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
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt.  Our primary focus was the repayment of the repurchase agreements, as amended and restated, related to our former investment in the GKK Mezzanine Loan (the “Amended Repurchase Agreements”).  On August 17, 2012, we paid in full the entire principal balance outstanding under the Amended Repurchase Agreements with proceeds from the Mezzanine Loan (defined below).  See the discussion of the Mezzanine Loan under “— Contractual Commitments and Contingencies — Mezzanine Loan.”  We also expect to use available funds to repay other debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders.  After repaying some of our other debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy to sell assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which shall be $10.0 million in the aggregate for the calendar year 2012 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2012 will be sufficient for these special redemptions. As of September 30, 2012, we had $3.4 million available for these special redemptions for the remainder of 2012. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. The amended and restated share redemption program became effective on April 25, 2012. See our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the amended and restated share redemption program. The complete plan document is filed as an exhibit to the Company’s Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.
On August 17, 2012, in connection with the execution of the Mezzanine Loan, we agreed that during the term of the Mezzanine Loan, we would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2012, our real estate held for investment, excluding 150 GKK Properties held for non-sale disposition, was 85% occupied and our bad debt reserve was approximately 3% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate‑related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets. As of September 30, 2012, all of the borrowers under our real estate loans receivable were current on their debt service obligations.
For the nine months ended September 30, 2012, we met our operating cash needs with cash flow generated by proceeds from the sale of real estate, cash flows from operations, proceeds from the sale of real estate loans receivable, proceeds from debt financing, proceeds from the sale of real estate securities and cash on hand. We believe that our potential proceeds from the sale of real estate, cash flows from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the upcoming year.
Cash Flows from Operating Activities
As of September 30, 2012, we owned 810 real estate properties (of which 150 properties were held for non-sale disposition and 168 properties were held for sale) including the GKK Properties. In addition, as of September 30, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.
During the nine months ended September 30, 2012, net cash provided by operating activities was $22.4 million, compared to $42.8 million of net cash provided by operating activities during the nine months ended September 30, 2011. Net cash from operations decreased in 2012 primarily due to the sale of real estate properties.
Cash Flows from Investing Activities
Net cash provided by investing activities was $396.7 million for the nine months ended September 30, 2012. The significant sources and uses of cash from investing activities were as follows:

•	$345.9 million of cash provided from the sale of real estate;

•	$46.2 million of cash provided from the sale of real estate securities;

•	$16.8 million of cash received from the sale of a real estate loan receivable;

•	$15.6 million of cash used for improvements to real estate;

•	$5.1 million of cash provided from the maturities of pledged securities and $1.8 million of cash used to purchase pledged securities;

•	$2.9 million decrease in restricted cash for capital expenditures relating to the payment of leasing commissions, tenant improvements and capital improvements; and

•	$2.7 million of cash provided from the sale of foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $383.8 million for the nine months ended September 30, 2012. The significant uses of cash for financing activities were as follows:

•
$356.3 million of net cash used for the repayment of debt and other financings as a result of $512.9 million of principal payments on notes payable and repurchase agreements and $2.6 million of deferred financing costs, partially offset by proceeds from notes payable of $159.2 million;

•	$13.6 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $11.1 million;

•	$7.0 million of restricted cash used for debt service obligations; and

•	$6.6 million of cash used for redemptions of common stock and $0.3 million of cash used for payments of commissions on stock sales.
In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. As of September 30, 2012, we had $565.4 million of debt maturing (including principal amortization payments) during the 12 months ending September 30, 2013. For more information on the maturity of our debt obligations, see “— Contractual Commitments and Contingencies.”
As of September 30, 2012, we had a total of $1.2 billion of fixed rate notes payable and $682.8 million of variable rate notes payable; of the $682.8 million of variable rate notes payable, interest rates on $34.3 million of these notes were effectively fixed through interest rate swaps. As discussed above, during the last four years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. As of September 30, 2012, we had a total of $648.5 million of variable rate notes payable not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future increases in LIBOR may result in the use of increased capital resources to meet our debt obligations.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and during our offering we made certain payments to our dealer manager. We also reimburse the advisor and dealer manager for certain costs they incurred on our behalf. We pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. We also paid the dealer manager selling commissions of up to 3% of gross offering proceeds in connection with eligible sales under our dividend reinvestment plan (which terminated effective April 10, 2012) to the extent permitted under state securities laws. We also have reimbursed our advisor and the dealer manager for certain offering costs related to our dividend reinvestment plan. On November 8, 2012, we renewed the advisory agreement with our advisor.
As of September 30, 2012, we had $89.2 million of cash and cash equivalents.
As of September 30, 2012, our borrowings and other liabilities were approximately 69% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$492,101	$13,992	$166,748	$311,361	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$1,418,885	$173,769	$697,947	$123,068	$424,101
Interest payments on outstanding debt obligations related to historical portfolio(3)	$45,585	$5,203	$30,220	$10,162	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$304,431	$22,736	$92,973	$63,062	$125,660
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$120,742	$4,434	$34,774	$33,106	$48,428
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of September 30, 2012.
(2) As of September 30, 2012, $84.0 million of the debt reflected herein was defeased by $88.2 million of pledged government securities, net of unamortized discounts and premiums. Additionally, amounts due during the year ending December 31, 2012 include the Goldman Mortgage Loan with an outstanding principal balance of $154.9 million, which matured on August 31, 2012 without repayment. See “— Loan Maturities” below.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of September 30, 2012, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $62.1 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $14.4 million, during the nine months ended September 30, 2012.
Loan Maturities
During the nine months ended September 30, 2012, two of the loans we assumed pursuant to the Settlement Agreement matured without repayment.  One loan had an outstanding principal balance of $43.5 million (the “One Citizens Loan”) and the Goldman Mortgage Loan had an outstanding principal balance of $154.9 million.  The One Citizens Loan matured on January 11, 2012.  On July 31, 2012, we entered into an agreement in lieu of foreclosure to transfer title of the property securing the One Citizens Loan to the lender in full satisfaction of the debt outstanding under, and other obligations related to, the One Citizens Loan.  As a result, we recorded a gain on extinguishment of debt of $11.0 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $45.9 million and the carrying value of the real estate properties and other assets of approximately $34.9 million, upon transfer of the property.
The Goldman Mortgage Loan matured on August 31, 2012.  The outstanding principal balance of $154.9 million as of September 30, 2012, excludes our $26.8 million subordinated interest in the Goldman Mortgage Loan.  On August 31, 2012, our wholly owned subsidiaries that are mortgage borrowers under the Goldman Mortgage Loan (collectively, the “Borrower”) received a notice of maturity default from the lender, CF Branch, LLC (the “Lender”), stating that the entire indebtedness under the Goldman Mortgage Loan is due and payable. Our subsidiary that guaranteed the repayment of the Goldman Mortgage Loan (the “Guarantor”) (which guaranty is limited, however, to the equity value of the mortgaged real estate assets), and whose assets consist primarily of the equity interests in the entities that directly or indirectly own the real estate assets encumbered by the Goldman Mortgage Loan, also received notice from the Lender demanding payment of all sums due under the Goldman Mortgage Loan. From and after the maturity date, interest on the Goldman Mortgage Loan will accrue at the default rate, which is the greater of (i) 4% per annum in excess of the interest rate otherwise applicable under the loan and (ii) 1% per annum in excess of the Prime Rate from time to time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We are currently negotiating with the Lender (i) a collateral transfer agreement to transfer to the Lender or its nominee the equity interests in the entities that directly or indirectly own the real estate assets encumbered by the Goldman Mortgage Loan; (ii) a loan sale agreement to transfer to the Lender our subordinated interest in the Goldman Mortgage Loan; and (iii) mutual releases of us, the Borrower, the Guarantor and the Lender of our and their obligations, as applicable, under the Goldman Mortgage Loan, the limited guaranty and the other loan documents. However, these negotiations are ongoing, and there is no assurance that we will reach an agreement with the Lender. In the event we are unable to reach such an agreement, the Lender may attempt to collect a late fee of approximately $6.4 million that the Lender has previously indicated was due in addition to the outstanding loan balance, unpaid interest (including any default interest) and legal fees; however, based on the terms of the loan agreement we do not believe that any late fee is due and payable and have not recorded any liability as of September 30, 2012 for this fee. Moreover, if we are unable to reach such an agreement with the Lender, the Lender may take immediate action to attempt to exercise certain of its rights under the loan and security documents, including without limitation, initiating foreclosure proceedings of the properties securing the Goldman Mortgage Loan. The Lender may also attempt a public sale of the collateral pledged under the limited guaranty. The carrying value of the properties securing the Goldman Mortgage Loan was $156.2 million as of September 30, 2012.  Additionally, we held $9.3 million in various reserve accounts related to the Goldman Mortgage Loan.
Subsequent to September 30, 2012, one of the loans we assumed pursuant to the Settlement Agreement, with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio”), matured without repayment.  The BOA Windsor Mortgage Portfolio matured on October 1, 2012 and as a result of the maturity, the lender may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio was $5.2 million as of September 30, 2012.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to our financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.
As of September 30, 2012, the borrowers under two mortgage loans that we assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $203.0 million (the “BBD2 Loan”) and $13.4 million (the “Jenkins Loan”), respectively, as of September 30, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property. These events may have a material adverse affect on our financial condition, results of operations and the return on our stockholders’ investment in us. With respect to the BBD2 Loan, we are currently reviewing the mechanics of the debt service coverage requirements with the lender to confirm if we are actually out of compliance with the debt service coverage requirements as defined in the applicable loan documents.
Mezzanine Loan
On August 17, 2012 (the “Mezzanine Loan Effective Date”), we, through certain indirect wholly owned subsidiaries (collectively, the “Mezzanine Loan Borrower”), entered into a mezzanine loan for a principal amount of $39.0 million (the “Mezzanine Loan”) with Gramercy Investment Trust and Garrison Commercial Funding XI LLC (collectively, the “Mezzanine Loan Lender”), each an unaffiliated lender.  As required by the loan agreement, we used the proceeds of the Mezzanine Loan to pay off in full all of the outstanding amounts under the Amended Repurchase Agreements. The Mezzanine Loan is initially secured by a pledge of 100% of the equity interests in certain of our indirect wholly owned subsidiaries (the “Mezzanine Loan Security”) that directly or indirectly own 25 of our properties, encompassing an aggregate of 2.3 million square feet (the “Mezz-Related Properties”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Mezzanine Loan matures on the earlier of (i) April 1, 2013, or (ii) the date of (a) the sale of all or a portion of the BBD1 Properties (defined below), or (b) the refinancing of the BBD1 Properties where the cumulative net proceeds from such refinancing are sufficient to repay the Mezzanine Loan in full.  Notwithstanding the above and subject to the satisfaction of certain terms and conditions contained in the Mezzanine Loan agreement, should the BBD1 Buyer (defined below) elect not to acquire the BBD1 Equity Interests (defined below), the maturity date of the Mezzanine Loan will be the earlier of (i) August 1, 2013, or (ii) the date of (a) the sale of all or a portion of the BBD1 Properties, or (b) the refinancing of the BBD1 Properties where the cumulative net proceeds from such refinancing are sufficient to repay the Mezzanine Loan in full.  The loan bears interest at a fixed rate of 10% per annum with monthly interest payments and the Mezzanine Loan Borrower is required to make certain mandatory prepayments or amortization payments in the following amounts:

(i)	an amount equal to all net proceeds of the Mezz-Related Properties (or the BBD1 Properties, as the case may be) until the Mezzanine Loan is paid in full;

(ii)
an amount equal to all net proceeds over $75.0 million available to us or our affiliates, from the sale or refinancing of any of our properties other than the Mezz-Related Properties (or the BBD1 Properties, as the case may be), until the Mezzanine Loan is paid in full, provided that none of the net proceeds referred to in this section (ii) may be used for (a) the payment by us to any of our affiliates of dividends, distributions, fees, principal, interest or lease payments; provided that, should we meet certain financial covenants in the Mezzanine Loan agreement, we will be able to pay asset management and certain other fees to certain of our affiliates, including our advisor, or (b) the optional repayment or prepayment of any third-party indebtedness of us or any of our affiliates, except that such funds may be used to pay the Mezzanine Loan Lender and the lender under the Goldman Mortgage Loan; and

(iii)
beginning on October 1, 2012, monthly amortization payments in the amount of $1.5 million during the term of the loan, which amortization payments increase to $2.0 million if the BBD1 Sale Agreement (defined below) terminates (unless the termination is caused by a default by the BBD1 Buyer thereunder).

Commencing on the Mezzanine Loan Effective Date, we must use commercially reasonable efforts to replace the Mezzanine Loan Security with a pledge 100% of the equity interests (the“BBD1 Equity Interests”) in the direct or indirect subsidiaries of the entity that owns (i) the BBD1 Properties and (ii) certain treasury securities that were pledged as part of a prior, partial defeasance of the BBD1 Mortgage.  Such efforts include, among other actions, negotiating with the lender of the mortgage loan encumbering the BBD1 Properties (the “BBD1 Mortgage”) for the lender’s consent to such replacement.  If such replacement occurs, the collateral in place on the Mezzanine Loan Effective Date (other than the $6.0 million deposit account referenced below) will be released, the Mezzanine Loan Borrower will have no further liability under the Mezzanine Loan documents and the BBD1 Owner will assume all of the Mezzanine Loan Borrower’s obligations under the Mezzanine Loan.  Subject to certain conditions in the Mezzanine Loan agreement and among other events of default therein, any non-monetary event of default under the BBD1 Mortgage or the mortgage loan secured by certain of the properties owned by subsidiaries of the Mezzanine Loan Borrowers (the “US Bank Loan”) that causes the lender to accelerate the maturity of such outstanding indebtedness, or any other event of default under the BBD1 Mortgage or the US Bank Loan, will constitute an event of default under the Mezzanine Loan.  Additionally, an affiliate of ours granted the Mezzanine Loan Lender a security interest in a bank account into which we deposited $6.0 million on the Mezzanine Loan Effective Date.  Subsequent to September 30, 2012 and pursuant to the occurrence of certain conditions in the BBD1 Sale Agreement, we paid the Mezzanine Loan principal balance down by $6.0 million with this deposit.
The Mezzanine Loan documents require us and our subsidiaries to meet certain financial and other covenants, which include limitations on new recourse liabilities, limitations on the creation of additional liens or indebtedness, and limitations on the payment of certain fees to affiliates.  Mandatory redemptions of shares under our share redemption program are permitted in connection with the death, qualifying disability or determination of incompetence of a stockholder, provided that no change of control of us occurs.
The remaining principal balance and all outstanding interest and fees under the Mezzanine Loan are due on the maturity date.  The Mezzanine Loan Borrower has the right to prepay the loan at any time upon no less than five days written notice to the Mezzanine Loan Lender.  We are providing a guaranty of the payment of the principal balance of, and any interest, fees and other sums outstanding under or relating to, and obligations of the Mezzanine Loan Borrower under, the Mezzanine Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BBD1 Sale Agreement
On August 17, 2012, we, through an indirect wholly owned subsidiary (the “BBD1 Owner”) that indirectly owns 115 office properties and operations centers transferred to us pursuant to the Settlement Agreement (the “BBD1 Properties”), entered into an agreement (the “BBD1 Sale Agreement”) for the sale of membership interests (the “BBD1 Equity Interests”) to BBD1 Holdings LLC (the “BBD1 Buyer”), an unaffiliated entity and an affiliate of the Property Manager. Pursuant to the BBD1 Sale Agreement, the purchase price for the BBD1 Equity Interests will be approximately $485.0 million, as such price may be adjusted as described below (the “BBD1 Purchase Price”).
Pursuant to the BBD1 Sale Agreement, the BBD1 Owner will sell the BBD1 Equity Interests to the BBD1 Buyer on a date not later than November 14, 2012; however, upon the payment of certain funds and the satisfaction of certain terms and conditions of the BBD1 Sale Agreement, the BBD1 Buyer may extend such date up to an additional sixty days, plus an additional ten business days (the “BBD1 Closing Date”). The BBD1 Buyer exercised its option to extend the BBD1 Closing Date until December 14, 2012.
Pursuant to the BBD1 Sale Agreement, the BBD1 Buyer had until October 30, 2012 to determine whether it would defease the BBD1 Mortgage (the “Defeasance”), assume the BBD1 Mortgage (the “Assumption”) or, if it determined after commercially reasonable efforts that it could not obtain adequate financing for the acquisition of the BBD1 Equity Interests, terminate the BBD1 Sale Agreement, and provide the BBD1 Owner with notice of its decision. If the BBD1 Buyer elects either the Defeasance or the Assumption, it will use commercially reasonable efforts to provide for the release or indemnification of our subsidiaries which are guarantors under the BBD1 Mortgage. On October 30, 2012, the BBD1 Buyer notified us that it: (i) would not terminate the BBD1 Sale Agreement; (ii) selected the Defeasance; and (iii) would continue to pursue the Assumption in order to obtain financing for the acquisition of the BBD1 Equity Interests.
Pursuant to the terms of the BBD1 Sale Agreement, the BBD1 Purchase Price may be adjusted through the BBD1 Closing Date. These adjustments will depend on whether the BBD1 Buyer selects the Defeasance or the Assumption and on certain other prorations, prior payments and costs. Should the BBD1 Buyer choose the Assumption, the BBD1 Purchase Price will be reduced by $12.5 million. Should the BBD1 Buyer choose the Defeasance, the BBD1 Owner is obligated to cover the amount (not to exceed $15.0 million) by which the cost of acquiring certain securities needed to complete the Defeasance exceeds the balance of the mortgage loan. Additionally, the BBD1 Buyer will pay a portion of the BBD1 Purchase Price with six million shares of stock of Gramercy Capital Corp, at a share price of $2.50.
Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, we, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an Asset Management Services Agreement (the “Services Agreement”) with the Property Manager, with respect to the GKK Properties.  Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).
As compensation for the Services, we agreed to pay to the Property Manager: (i) an annual fee of $12.0 million plus all GKK Property-related expenses incurred by the Property Manager, the payment of a portion of which annual fee may be deferred by us until not later than June 30, 2013, and (ii) subject to certain terms and conditions contained in the Services Agreement, participation interests in the amounts by which the net sales value of all of our properties sold plus the value of the our remaining net assets exceed certain threshold amounts, which participation will equal not less than $3.5 million and not more than $12.0 million, measured on a date as determined pursuant to the terms of the Services Agreement.
On August 17, 2012, we, through KBS Acquisition Sub, entered into an amendment to our Services Agreement (the “Amended Services Agreement”) with the Property Manager. Pursuant to the Amended Services Agreement, the annual fee to be paid for the Services will be reduced to (i) $9.0 million, should we sell the BBD1 Equity Interests to the Property Manager or any affiliate of the Property Manager, including the BBD1 Buyer or (ii) $10.0 million, should the BBD1 Buyer not acquire the BBD1 Equity Interests and we sell the BBD1 Equity Interests to a party other than the Property Manager or any affiliate of the Property Manager. If we do not sell the BBD1 Equity Interests, the annual fee will remain at $12.0 million. The Amended Services Agreement will terminate on December 31, 2015. The initial date on which either party can terminate the Amended Services Agreement also has been extended by six months as follows: on or after September 30, 2013, we may terminate the Amended Services Agreement with an effective termination date of March 31 (except for calendar year 2013) or September 30 of any calendar year (including September 30, 2013), on ninety days written notice to the Property Manager, with the payment of a termination fee of up to $5.0 million and subject to certain other terms contained in the agreement; and on or after June 30, 2013, the Property Manager may terminate the Amended Services Agreement on ninety days written notice to us, without the payment of a termination fee and subject to certain other terms contained in the agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2011, we owned 869 real estate properties (including one office property that was held for sale and 815 GKK Properties transferred to us pursuant to the Settlement Agreement), one master lease, nine real estate loans receivable (five of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, a preferred membership interest in a real estate joint venture, and a 99% interest in a joint venture (also transferred to us pursuant to the Settlement Agreement) that owned 52 bank branch properties. Also as of September 30, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which four condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to September 30, 2011, we sold three real estate loans receivable, wrote-off two real estate loans receivable, sold one of our investments in securities backed by commercial mortgage loans to an unaffiliated buyer and wrote-off another investment in securities backed by commercial mortgage loans. The minority interest members of the joint venture that owned the 52 bank branch properties assigned their interest in the joint venture to us and we indirectly took title to the 52 bank branch properties. In addition, subsequent to September 30, 2011, we sold two industrial properties, seven office properties and 70 GKK Properties, transferred the National Industrial Portfolio (consisting of 23 industrial properties and a master lease) to the lender in full satisfaction of the debt secured by the properties, terminated the leases of eight properties in which we held a leasehold interest and designated 168 properties as held for sale. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of September 30, 2012, we owned 810 real estate properties, including 150 GKK Properties held for non-sale disposition and 168 properties (all of which were GKK Properties) classified as held for sale. Also, as of September 30, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011
The following table provides summary information about our results of operations for the three months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2012	2011
Rental income	$54,000	$30,244	$23,756	79%	$24,469	$(713)
Tenant reimbursements	17,400	7,686	9,714	126%	9,475	239
Interest income from real estate loans receivable	736	2,032	(1,296)	(64)%	N/A	N/A
Interest income from real estate securities	10	702	(692)	(99)%	N/A	N/A
Parking revenues and other operating income	1,104	617	487	79%	449	38
Operating, maintenance, and management costs	23,956	12,411	11,545	93%	11,445	100
Real estate taxes, property-related taxes and insurance	9,332	4,861	4,471	92%	3,819	652
Asset management fees to affiliate	2,854	3,440	(586)	(17)%	857	(1,443)
General and administrative expenses	6,350	15,595	(9,245)	(59)%	(9,713)	468
Depreciation and amortization expense	26,830	14,945	11,885	80%	12,462	(577)
Interest expense	25,654	14,780	10,874	74%	14,568	(3,694)
Impairment charge on real estate	13,082	—	13,082	100%	9,501	3,581
Provision for loan losses	—	(26)	26	(100)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	—	58	(58)	(100)%	N/A	N/A
Income from unconsolidated joint venture	—	795	(795)	(100)%	N/A	N/A
Gain on sales of real estate, net	2,060	5,911	(3,851)	(65)%	1,423	(5,274)
Income (loss) from discontinued operations	6,046	1,822	4,224	232%	5,322	(1,098)
Impairment charge on discontinued operations	999	13,393	(12,394)	(93)%	999	(13,393)
Gain from extinguishment of debt	10,980	—	10,980	100%	10,980	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties increased by $23.8 million primarily due to an increase of $24.4 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $0.7 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the three months ended September 30, 2012. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. The current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.
Tenant reimbursements from our real estate properties increased by $9.7 million primarily due to an increase of $9.5 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements increased by $0.2 million primarily due to higher recovery of operating expenses during 2012. Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. The current economic conditions could result in lower occupancy rates and increased tenant turnover and lease renewals resulting in lower tenant reimbursements. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.
The $1.3 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $0.5 million related to the GKK Mezzanine Loan. On September 1, 2011, we, through KBS, entered into the Settlement Agreement in satisfaction of the GKK Mezzanine Loan. As of December 15, 2011, GKK Stars had indirectly transferred to us all of the 867 GKK Properties that had indirectly secured the GKK Mezzanine Loan.

•	A decrease of $0.7 million related to the sale of the San Antonio Business Park Mortgage Loan to an unaffiliated buyer on October 14, 2011.

•	A decrease of $0.1 million related to the discounted payoff of the Park Central Mezzanine Loan by the borrower on December 29, 2011.
Interest income from real estate loans receivable in future periods may be affected by potential loan impairments as a result of current or future market conditions. Assuming our real estate-related loans receivable are fully extended under the terms of the respective loan agreements, and excluding our loan investments with asset-specific loan loss reserves, we do not have any investments maturing within a year from September 30, 2012.
If any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan, the impact to future interest income and loan recoveries may be significant and will depend on several factors unique to each individual loan. In general, if we have a first priority lien on the collateral securing a loan, we may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If we foreclose on the collateral, we may either operate the property, resulting in our receipt of any cash flows generated by the property or our payment of any cash shortfalls related to the property, or sell the property for whatever amount we are able to obtain, which may or may not be equal to the loan balance prior to foreclosure. In general, if we own a mezzanine loan or a B-Note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc.). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and indirectly take legal title to the property subject to the existing senior loans or we may negotiate a discounted repayment. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating, maintenance, and management costs from our real estate properties increased by $11.5 million primarily due to an increase of $11.4 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs increased by $0.1 million primarily due to an increase in repair and maintenance expenses. Overall, we expect property operating, maintenance, and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased by $4.5 million primarily due to an increase of $3.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes and insurance increased by $0.7 million primarily due to an adjustment in property tax estimates. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
The $0.6 million decrease in asset management fees was due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.
General and administrative expenses decreased by $9.2 million primarily due to a decrease of $9.7 million related to loan modification expenses and GKK Properties transfer expenses incurred in connection with the Settlement Agreement during the three months ended September 30, 2011, offset by an increase of $0.5 million in legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $11.9 million primarily due to an increase of $12.5 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $0.6 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations subsequent to September 30, 2011. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio increased by $10.9 million primarily due to an increase of $14.6 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $3.7 million primarily due to a $2.3 million decrease related to the amortization of loan fee extension costs under the Amended Repurchase Agreements and a $1.1 million decrease due to an overall lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $2.2 million and $1.9 million for the three months ended September 30, 2011 and September 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales, dispositions other than by sale and principal paydowns.
During the three months ended September 30, 2012, we recognized an impairment charge on real estate of $13.1 million which consists of an impairment charge of $5.8 million with respect to seven properties (including five GKK Properties) and an impairment charge of $7.3 million related to properties reclassified from held for sale to held for investment, which includes properties securing the Goldman Mortgage Loan and one industrial property. A property that is reclassified from held for sale to held for investment is measured and recorded individually at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (ii) the fair value at the date of the subsequent decision not to sell. Any adjustment to the carrying amount of the property as a result of the reclassification is included in income from continuing operations as an impairment charge on real estate held for investment.  We did not recognize any impairment charges on real estate held for investment during the three months ended September 30, 2011.
We recognized $0.8 million in income from an unconsolidated joint venture related to the Arden Portfolio during the three months ended September 30, 2011. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to their joint venture operating agreement to convert another lender’s $30.0 million of outstanding mezzanine debt to preferred membership interests. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. On June 28, 2012, we entered into a membership interest repurchase agreement with HSC Partners Joint Venture to redeem our membership interest in exchange for a settlement of $0.8 million, which was recorded as income from an unconsolidated joint venture. Accordingly, we will not receive further income from our investment in the HSC Partners Joint Venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We recognized a gain on sale of real estate of $2.1 million related to the disposition of two office properties, one industrial property and 13 GKK Properties during the three months ended September 30, 2012. During the three months ended September 30, 2011, we recognized a gain on sale of real estate of $5.9 million related to the disposition of seven industrial properties and two office properties. Our use of certain proceeds generated by the sale of our properties is restricted as described above under “Contractual Commitments and Contingencies - Mezzanine Loan.”
Income (loss) from discontinued operations for the three months ended September 30, 2012 increased by $4.2 million compared to the three months ended September 30, 2011.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of September 30, 2012. During the three months ended September 30, 2012, we sold two office properties, one industrial property and 13 GKK Properties and designated 168 GKK Properties as held for sale. We sold seven industrial properties and two office properties during the three months ended September 30, 2011. Total revenues and other income from discontinued operations decreased from $33.0 million during the three months ended September 30, 2011 to $32.1 million during the three months ended September 30, 2012.  Total expenses from discontinued operations decreased from $31.2 million during the three months ended September 30, 2011 to $26.1 million during the three months ended September 30, 2012.
During the three months ended September 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $1.0 million with respect to 24 GKK Properties held for sale or sold during the three months ended September 30, 2012. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the three months ended September 30, 2011, we recognized an impairment charge on real estate from discontinued operations of $13.4 million with respect to four office properties.
During the three months ended September 30, 2012, we recognized a gain on extinguishment of debt from discontinued operations of $11.0 million related to the One Citizens Loan, which matured on January 11, 2012. The gain on extinguishment of debt represents the difference between the carrying amount of the outstanding debt and other liabilities of $45.9 million and the carrying value of the real estate properties and other assets of approximately $34.9 million.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011
The following table provides summary information about our results of operations for the nine months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2012	2011
Rental income	$161,580	$70,949	$90,631	128%	$94,796	$(4,165)
Tenant reimbursements	51,585	15,984	35,601	223%	35,843	(242)
Interest income from real estate loans receivable	2,291	12,318	(10,027)	(81)%	N/A	N/A
Interest income from real estate securities	689	2,163	(1,474)	(68)%	N/A	N/A
Parking revenues and other operating income	3,037	1,484	1,553	105%	1,459	94
Operating, maintenance, and management costs	69,080	25,124	43,956	175%	45,753	(1,797)
Real estate taxes, property-related taxes and insurance	29,103	12,957	16,146	125%	15,888	258
Asset management fees to affiliate	8,788	10,290	(1,502)	(15)%	2,551	(4,053)
General and administrative expenses	17,420	20,723	(3,303)	(16)%	(2,739)	(564)
Depreciation and amortization expense	81,033	35,096	45,937	131%	47,791	(1,854)
Interest expense	76,542	35,308	41,234	117%	53,294	(12,060)
Impairment charge on real estate	18,183	—	18,183	100%	13,774	4,409
Provision for loan losses	142	(3,846)	3,988	(104)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	127	134	(7)	(5)%	N/A	N/A
Gain on sales of real estate securities	25,456	—	25,456	100%	N/A	N/A
Income from unconsolidated joint venture	750	5,029	(4,279)	(85)%	N/A	N/A
Gain on sales of real estate, net	7,781	5,911	1,870	32%	4,224	(2,354)
Income (loss) from discontinued operations	11,872	933	10,939	1,172%	9,555	1,384
Impairment charge on discontinued operations	13,808	36,207	(22,399)	(62)%	6,314	(28,713)
Gain from extinguishment of debt	10,980	—	10,980	100%	10,980	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties increased by $90.6 million primarily due to an increase of $94.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $4.2 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the nine months ended September 30, 2012. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio and the factors discussed above under “— Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011.”
Tenant reimbursements from our real estate properties increased by $35.6 million primarily due to an increase of $35.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.2 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors discussed above under “— Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011.”
The $10.0 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $7.5 million related to the GKK Mezzanine Loan. On September 1, 2011, we, through KBS, entered into the Settlement Agreement in satisfaction of the GKK Mezzanine Loan. As of December 15, 2011, GKK Stars had indirectly transferred to us all of the 867 GKK Properties that had indirectly secured the GKK Mezzanine Loan.

•	A decrease of $2.0 million related to the sale of the San Antonio Business Park Mortgage Loan to an unaffiliated buyer on October 14, 2011.

•	A decrease of $0.5 million related to the discounted payoff of the Park Central Mezzanine Loan by the borrower on December 29, 2011.
Please see “— Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.
Property operating, maintenance, and management costs from our real estate properties increased by $44.0 million primarily due to an increase of $45.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs decreased by $1.8 million primarily due to a decrease of $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan during the nine months ended September 30, 2011 and a decrease of $0.9 million in utilities and other operating expenses related to our real estate portfolio. Overall, we expect property operating, maintenance, and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased by $16.1 million primarily due to an increase of $15.9 million related to the transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes and insurance increased by $0.2 million primarily due to an adjustment in property tax estimates. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
The $1.5 million decrease in asset management fees was due to the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.
General and administrative expenses decreased by $3.3 million primarily due to a decrease of $2.7 million related to loan modification expenses and GKK Properties transfer expenses incurred in connection with the Settlement Agreement during the nine months ended September 30, 2011. Excluding loan modification expenses and the GKK Properties transfer expenses, general and administrative expenses decreased by $0.6 million due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $45.9 million primarily due to an increase of $47.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $1.9 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations subsequent to September 30, 2011. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense from the financing of our portfolio increased by $41.2 million primarily due to an increase of $53.3 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $12.1 million primarily due to a $8.0 million decrease related to the amortization of loan fee extension costs under the Amended Repurchase Agreements and a $3.1 million decrease due to an overall lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $5.1 million and $5.6 million for the nine months ended September 30, 2011 and September 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale and principal paydowns.
During the nine months ended September 30, 2012, we recognized an impairment charge on real estate of $18.2 million which consists of an impairment charge of $5.8 million with respect to seven real estate properties (including five GKK Properties) and an impairment charge of $12.4 million related to properties reclassified from held for sale to held for investment, which includes properties securing the Goldman Mortgage Loan and one industrial property. We did not recognize any impairment charges on real estate held for investment during the nine months ended September 30, 2011. See “— Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011” above for a discussion of impairments related to properties reclassified from held for sale to held for investment.
The provision for loan losses for the nine months ended September 30, 2012 increased by $4.0 million compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we recorded provision for loan losses of $0.1 million calculated on an asset-specific basis. The provision for loan losses calculated on an asset-specific basis primarily related to the 11 South LaSalle Loan. During the nine months ended September 30, 2011, we recorded an overall reduction in provision for loan losses of $3.8 million, which consisted of a decrease of $18.1 million to the provision for loan losses calculated on a portfolio-basis and partially offset by an increase of $14.3 million calculated on an asset-specific basis. The asset-specific reserves primarily related to the 11 South LaSalle Loan and the Park Central Mezzanine Loan.
During the nine months ended September 30, 2012, we sold the Fixed Rate Securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.
We recognized $5.0 million in income from an unconsolidated joint venture related to the Arden Portfolio during the nine months ended September 30, 2011. We recognized a $0.8 million incentive payment as income from an unconsolidated joint venture upon the full execution and delivery of the settlement agreement related to our investment in the HSC Partners Joint Venture during the nine months ended September 30, 2012. We will not receive further income from our investment in the HSC Partners Joint Venture. See “— Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011.”
We recognized a gain on sale of real estate of $7.8 million related to the disposition of six office properties, two industrial properties and 70 GKK Properties during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we recognized a gain on sale of real estate of $5.9 million related to the disposition of seven industrial properties and two office properties.
Income (loss) from discontinued operations for the nine months ended September 30, 2012 increased by $10.9 million compared to the nine months ended September 30, 2011.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of September 30, 2012. During the nine months ended September 30, 2012, we sold six office properties, two industrial properties and 70 GKK Properties and designated 168 GKK Properties as held for sale. We sold seven industrial properties and two office properties during the nine months ended September 30, 2011. Total revenues and other income from discontinued operations increased from $79.8 million during the nine months ended September 30, 2011 to $106.5 million during the nine months ended September 30, 2012.  Total expenses from discontinued operations increased from $78.9 million during the nine months ended September 30, 2011 to $94.6 million during the nine months ended September 30, 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $13.8 million with respect to three office properties, one industrial property and 45 GKK Properties held for sale or sold during the nine months ended September 30, 2012. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the nine months ended September 30, 2011, we recognized an impairment charge on real estate from discontinued operations of $36.2 million with respect to five office properties and six industrial properties.
During the nine months ended September 30, 2012, we recognized a gain on extinguishment of debt from discontinued operations of $11.0 million related to the One Citizens Loan, which matured on January 11, 2012. See “— Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011.”
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes non-operating items included in FFO and MFFO also excludes non-cash items such as straight-line rental revenue. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent and gain on extinguishment of debt are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, and also provide investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period; and

•
Gain on extinguishment of debt. A gain on extinguishment of debt represents the difference between the fair value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the gain from extinguishment of debt in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(16,712)	$(29,623)	$(37,931)	$(57,061)
Depreciation of real estate assets	14,861	8,284	43,959	19,396
Depreciation of real estate assets - discontinued operations	2,431	5,749	11,003	16,153
Amortization of lease-related costs	11,969	6,661	37,074	15,700
Amortization of lease-related costs - discontinued operations	3,045	2,934	16,052	8,325
Impairment charges on real estate	13,082	—	18,183	—
Impairment charges on real estate - discontinued operations	999	13,393	13,808	36,207
Gain on sale of foreclosed real estate held for sale	—	(58)	(127)	(134)
Gain on sale of real estate, net	(2,060)	(5,911)	(7,781)	(5,911)
Gain on sale of real estate securities	—	—	(25,456)	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	(520)	—	(1,527)
FFO	27,615	909	68,784	31,148
Straight-line rent and amortization of above- and below-market leases	(5,992)	(2,226)	(19,155)	(9,210)
Gain from extinguishment of debt	(10,980)	—	(10,980)	—
Amortization of discounts and closing costs	(138)	(88)	(276)	(914)
Impairment charges on real estate loans receivable	—	(26)	142	(3,846)
Amortization of discount on mortgage loans related to the GKK Properties	(224)	342	512	342
Adjustments for noncontrolling interest - consolidated entity (1)	—	28	—	86
MFFO	$10,281	$(1,061)	$39,027	$17,606
_____________________
(1) Relates to the noncontrolling interest holder’s share of our consolidated joint venture for the FFO and MFFO adjustments noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs. During the three months ended September 30, 2012, the GKK Properties generated $22.7 million and $6.2 million of FFO and MFFO, respectively, and during the nine months ended September 30, 2012, the GKK Properties generated $51.3 million and $24.4 million of FFO and MFFO, respectively, which amounts are included in the calculation above. Our use of certain proceeds generated by the sale of our properties is restricted as described above under “Contractual Commitments and Contingencies - Mezzanine Loan.”
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$16,227	$0.085	$13,594	$11,131	$24,725	$7,801
Second Quarter 2012	—	—	—	—	—	5,030
Third Quarter 2012	—	—	—	—	—	9,584
	$16,227	$0.085	$13,594	$11,131	$24,725	$22,415
_____________________
(1) Distributions for the period from January 1, 2012 through February 28, 2012 were based on daily record dates and were calculated at a rate of $0.00143836 per share per day.
(2) Assumes share was issued and outstanding each day during from January 1, 2012 through February 28, 2012.
(3) Distributions declared for the period from January 1, 2012 through January 31, 2012 and February 1, 2012 through February 28, 2012 were paid on February 15, 2012 and March 30, 2012, respectively.
For the nine months ended September 30, 2012, we paid aggregate distributions of $24.7 million, including $13.6 million of distributions paid in cash and $11.1 million of distributions reinvested through our dividend reinvestment plan (which terminated effective April 10, 2012). As discussed below, all distributions were paid during the three months ended March 31, 2012. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $7.8 million of cash flows from operations from the three months ended March 31, 2012 and $16.9 million of a combination of operating cash reserves from prior periods, proceeds from the sale of properties in 2012 and 2011 and proceeds from debt financing. For purposes of determining the sources of our distributions paid, we assume first that we use current period cash flows from operations, operating cash reserves from prior periods, proceeds from asset sales and proceeds from financings from the relevant periods to fund distribution payments. For information with respect to our FFO for the three months ended March 31, 2012, see our Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC.
We have paid distributions with proceeds from asset sales, financings and our cash flows from operations.  On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt.  Our primary focus was the repayment of our Amended Repurchase Agreements.  On August 17, 2012, we paid in full the entire principal balance outstanding under the Amended Repurchase Agreements with proceeds from the Mezzanine Loan.  We also expect to use available funds to repay other debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders.  After repaying some of our other debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of general economic conditions over the last several years, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. The most significant factor has been a decline in cash flow from our real estate-related investments. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. Economic conditions have also impacted our real estate investments resulting in a decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Projected future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, are expected to result in additional decreases in cash flow. Moreover, asset sales in 2012 and expected future asset sales and transfers to meet our liquidity needs will result in further decreases in operating cash flow.
Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to cover our operations. If our cash flows from operations continues to deteriorate, we will be more dependent on asset sales to fund our operations and for our liquidity needs. These factors could also reduce our stockholders’ overall investment return.
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
Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012; however, we did adopt Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) under which we have now included the presentation of other comprehensive income (loss) as its own statement following the consolidated statement of operations and we have added accounting policies related to a change in the plan to sell and properties held for non-sale disposition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Change in a Plan to Sell
We generally consider real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. When real estate is initially considered “held for sale” it is measured at the lower of its depreciated book value, or fair value less costs to sell. Changes in the market may compel us to decide to reclassify a property that was designated as held for sale to held for investment.  A property that is reclassified from held for sale to held for investment is measured and recorded individually at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used, or (ii) its fair value at the date of the subsequent decision not to sell. Any adjustment to the carrying amount of the property as a result of the reclassification is included in income from continuing operations as an impairment charge on real estate held for investment.
Real Estate Held for Non-Sale Disposition
We consider real estate assets that do not meet the criteria for held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition.  The assets and liabilities related to real estate held for non-sale disposition are included in our consolidated balance sheets and the results of operations are presented as part of continuing operations in our consolidated statements of operations for all periods presented.  The assets and liabilities of these properties will be removed from our consolidated balance sheets and the results of operations will be reclassified to discontinued operations on our consolidated statements of operations upon the ultimate disposition of the real estate.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Disposition of Properties Subsequent to September 30, 2012
Subsequent to September 30, 2012 and through November 2, 2012, we sold two GKK Properties, which were classified as held for sale as of September 30, 2012, for $1.5 million (net of selling costs), which resulted in net sales proceeds of $0.2 million after the repayment of debt outstanding. The net sales proceeds from the sales of the GKK Properties were used to fund loan reserves.
PB Capital Sale Agreement
Effective November 6, 2012, we, through an indirect wholly owned subsidiary (the “PB Capital Owner”) that owns certain office properties, operations centers and bank branches, entered into various purchase and sale agreements (collectively, the “PB Capital Sale Agreement”) for the sale of 41 of the properties, containing 3,427,558 rentable square feet (the “PB Capital Properties”), to National Financial Realty - WFB East Coast, LLC (the “PB Capital Buyer”), an unaffiliated entity. Pursuant to the PB Capital Sale Agreement, the purchase price for the PB Capital Properties will be approximately $250.0 million. The PB Capital Owner will sell the PB Capital Properties to the PB Capital Buyer not later than January 24, 2013, subject to certain extensions that can extend the sale date to February 11, 2013 or on such earlier date as the PB Capital Owner and the PB Capital Buyer shall mutually agree. The PB Capital Buyer has until not later than December 22, 2012 to determine whether it will exercise various termination rights under the PB Capital Sale Agreement.
Certain of the PB Capital Properties are leased to Wells Fargo under a master lease whereby Wells Fargo may exercise rights of first offer or rights of first refusal. The Wells Fargo master lease also contains shedding rights provisions pursuant to which Wells Fargo may terminate certain portions of the leased premises within the PB Capital Properties. Pursuant to the PB Capital Sale Agreement, following the closing of the sale, the PB Capital Seller must pay to the PB Capital Buyer any payments received from Wells Fargo related to Wells Fargo’s exercise of its shedding rights.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and that we used to fund the financing and refinancing of our real estate investment portfolio and operations and debt assumed in connection with the Settlement Agreement. We are also exposed to the effects of changes in interest rates as a result of our investments in mortgage, mezzanine and other loans and investments in real estate related assets. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the overall returns to our common stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2012, the fair value and book value of our fixed rate real estate loans receivable was $25.3 million and $28.5 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2012, the fair value of our fixed rate debt was $1.2 billion and the carrying value of our fixed rate debt was $1.2 billion. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $648.5 million of our $682.8 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $34.3 million of our variable rate debt. Based on interest rates as of September 30, 2012, if interest rates are 100 basis points higher during the 12 months ending September 30, 2013, interest expense on our variable rate debt outstanding would increase by approximately $6.1 million. As of September 30, 2012, one-month LIBOR was 0.21425% and if this index was reduced to 0% during the 12 months ending September 30, 2013, interest expense on our variable rate debt would decrease by $1.4 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of September 30, 2012 was 9.9%. The weighted-average annual effective interest rate represents the effective interest rate as of September 30, 2012, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2012 were 6.0% and 3.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2012 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of September 30, 2012, where applicable.
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

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
In addition to the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012, please consider the following risk:
One of the loans we assumed under the Settlement Agreement, the Goldman Mortgage Loan, matured without repayment. If we are unable to reach a settlement agreement with the Lender, the Lender may take immediate action to attempt to exercise certain of its rights under the loan and security documents, including without limitation, initiating foreclosure proceedings of the properties securing the Goldman Mortgage Loan. The Lender may also attempt a public sale of the collateral pledged under the limited guaranty.
On August 31, 2012, one of the loans we assumed under the Settlement Agreement, the Goldman Mortgage Loan, matured without repayment.  The Goldman Mortgage Loan had an outstanding principal balance of $154.9 million as of September 30, 2012, excluding our $26.8 million subordinated interest in the Goldman Mortgage Loan.  On August 31, 2012, our wholly owned subsidiaries that are mortgage borrowers under the Goldman Mortgage Loan (collectively, the “Borrower”) received a notice of maturity default from the lender, CF Branch, LLC (the “Lender”), stating that the entire indebtedness under the Goldman Mortgage Loan is due and payable. Our subsidiary that guaranteed the repayment of the Goldman Mortgage Loan (the “Guarantor”) (which guaranty is limited, however, to the equity value of the mortgaged real estate assets), and whose assets consist primarily of the equity interests in the entities that directly or indirectly own the real estate assets encumbered by the Goldman Mortgage Loan, also received notice from the Lender demanding payment of all sums due under the Goldman Mortgage Loan.
We are currently negotiating with the Lender (i) a collateral transfer agreement to transfer to the Lender or its nominee the equity interests in the entities that directly or indirectly own the real estate assets encumbered by the Goldman Mortgage Loan; (ii) a loan sale agreement to transfer to the Lender our subordinated interest in the Goldman Mortgage Loan; and (iii) mutual releases of us, the Borrower, the Guarantor and the Lender of our and their obligations, as applicable, under the Goldman Mortgage Loan, the limited guaranty and the other loan documents. However, these negotiations are ongoing, and there is no assurance that we will reach an agreement with the Lender. In the event we are unable to reach such an agreement, the Lender may attempt to collect a late fee of approximately $6.4 million that the Lender has previously indicated was due in addition to the outstanding loan balance, unpaid interest (including any default interest) and legal fees; however, based on the terms of the loan agreement we do not believe that any late fee is due and payable and have not recorded any liability as of September 30, 2012 for this fee. Moreover, if we are unable to reach such an agreement with the Lender, the Lender may take immediate action to attempt to exercise certain of its rights under the loan and security documents, including without limitation, initiating foreclosure proceedings of the properties securing the Goldman Mortgage Loan. The Lender may also attempt a public sale of the collateral pledged under the limited guaranty.
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
The only redemptions we made under the share redemption program during the nine months ended September 30, 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the nine months ended September 30, 2012, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program with proceeds from our terminated dividend reinvestment plan.
On April 28, 2011, in connection with the execution of the Amended Repurchase Agreements, we agreed that during the term of the Amended Repurchase Agreements we would continue to limit redemptions under our share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” On August 17, 2012, in connection with the execution of the Mezzanine Loan, we paid off in full all of the outstanding amounts under the Amended Repurchase Agreements. Under the terms of the Mezzanine Loan, mandatory redemptions of shares under our share redemption program are permitted in connection with the death, “qualifying disability” or “determination of incompetence” of a stockholder, provided that no change of control of us occurs. The Mezzanine Loan matures on the earlier of (i) April 1, 2013, or (ii) the date of (a) the sale of all or a portion of the BBD1 Properties, or (b) the refinancing of the BBD1 Properties where the cumulative net proceeds from such refinancing are sufficient to repay the Mezzanine Loan in full. Notwithstanding the above and subject to the satisfaction of certain terms and conditions contained in the Mezzanine Loan agreement, should the BBD1 Buyer elect not to acquire the BBD1 Equity Interests, the maturity date of the Mezzanine Loan will be the earlier of (i) August 1, 2013, or (ii) the date of (a) the sale of all or a portion of the BBD1 Properties, or (b) the refinancing of the BBD1 Properties where the cumulative net proceeds from such refinancing are sufficient to repay the Mezzanine Loan in full.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2012, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	120,588	$7.32	(2)	(3)
February 2012	149,026	$7.32	(2)	(3)
March 2012	86,773	$5.16	(2)	(3)
April 2012	154,667	$5.16	(2)	(3)
May 2012	80,216	$5.16	(2)	(3)
June 2012	127,472	$5.16	(2)	(3)
July 2012	160,471	$5.16	(2)	(3)
August 2012	134,219	$5.16	(2)	(3)
September 2012	160,719	$5.16	(2)	(3)
Total	1,174,151
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
(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the estimated value per share of our common stock as of the redemption date. For the January 2012 and the February 2012 redemption dates, all shares redeemed under our share redemption program were redeemed at $7.32. On March 22, 2012, our board of directors approved an estimated value per share of our common stock of $5.16 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of December 31, 2011. Effective for the March 2012 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $5.16 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of our Annual Report on Form 10-K. We currently expect to announce an updated estimated value per share of our common stock the week of December 17, 2012. At such time as we announce an updated estimated value per share, the redemption price for shares eligible for redemption will be based upon the updated estimated value per share, upon the terms of the amended and restated share redemption program set forth above. The change in the redemption price would be effective for the December 31, 2012 redemption date. For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least five business days before the redemption date, or by December 21, 2012.
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the three and nine months ended September 30, 2012, we redeemed $2.3 million and $6.6 million of shares of common stock, respectively. The only redemptions we made under our share redemption program during the nine months ended September 30, 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the nine months ended September 30, 2012, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. Based on the redemption limitations described above and redemptions through September 30, 2012, we may redeem up to $3.4 million of shares for the remainder of 2012 that meet the requirements for these special redemptions.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
On November 8, 2012, we renewed the advisory agreement with KBS Capital Advisors LLC. The renewed advisory agreement is effective through November 8, 2013; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are substantially the same as those of the advisory agreement that was previously in effect.

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

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2009

10.1	Agreement for Sale of Membership Interests (related to BBD-1 Sale), by and between KBS Acquisition Sub-Owner 2, LLC and BBD1 Holdings LLC, dated as of August 17, 2012

10.2	First Amendment to Asset Management Services Agreement (related to BBD-1 Sale), by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, dated as of August 17, 2012

10.3
Loan Agreement (related to Gramercy/Garrison Mezzanine Loan), by and among KBS REIT Properties, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC, KBS Acquisition Sub-Owner 8, LLC, Gramercy Investment Trust, Garrison Commercial Funding XI LLC, and Gramercy Loan Services LLC, dated as of August 17, 2012

10.4
Promissory Note (related to Gramercy/Garrison Mezzanine Loan), by KBS REIT Properties, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, for the benefit of Garrison Commercial Funding XI LLC, dated as of August 17, 2012

10.5
Promissory Note (related to Gramercy/Garrison Mezzanine Loan), by KBS REIT Properties, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, for the benefit of Gramercy Investment Trust, dated as of August 17, 2012

10.6
Guaranty (related to Gramercy/Garrison Mezzanine Loan), by the Company, for the benefit of Gramercy Investment Trust, Garrison Commercial Funding XI LLC and Gramercy Loan Services LLC, dated as of August 17, 2012

10.7
Pledge and Security Agreement (related to Gramercy/Garrison Mezzanine Loan), by KBS Acquisition Sub, LLC, for the benefit of Gramercy Loan Services LLC, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, dated as of August 17, 2012

10.8
Pledge and Security Agreement (related to Gramercy/Garrison Mezzanine Loan), by KBS REIT Properties, LLC, for the benefit of Gramercy Loan Services LLC, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, dated as of August 17, 2012

10.9
Pledge and Security Agreement (related to Gramercy/Garrison Mezzanine Loan), by KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, for the benefit of Gramercy Loan Services LLC, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, dated as of August 17, 2012

10.10	Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of November 8, 2012

PART II. OTHER INFORMATION (CONTINUED)
Item 6.    Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	November 14, 2012	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2012	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)