Form 10-K
period 2012-12-31
KBS Real Estate Investment Trust, Inc.
filed 2013-03-13
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-52606
______________________________________________________
KBS REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	20-2985918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. On March 22, 2012, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.16 derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of December 31, 2011. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of March 22, 2012, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. On December 18, 2012, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.18 derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2012. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2012, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
There were approximately 191,683,433 shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2013, there were 190,880,917 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10‑K portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

•
We may not be able to refinance some or all of our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at or prior to its maturity, we may be forced to dispose of our assets sooner than we otherwise would and/or our lenders may take action against us. We may not have sufficient liquidity from our operations to fund our future capital needs and, as a result of the debt we assumed in relation to the GKK Properties (defined in Part I, Item 1, “Business — Overview”), we presently have extremely limited additional borrowing capacity. Additionally, some of our debt, including debt we assumed in connection with the transfers of the GKK Properties under the Settlement Agreement (defined in Part I, Item 1, “Business — Overview”), contains restrictive covenants relating to our operations, our ability to incur additional debt and our ability to declare distributions.

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

•
Certain of the loans we assumed under the Settlement Agreement matured without repayment.  As a result of the maturities, the lenders may choose to attempt to exercise certain of their rights under these loans and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing these loans.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate‑related investments. The Company elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and it intends to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008 and our dividend reinvestment plan was terminated on April 10, 2012. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and sold 28,306,086 shares under our dividend reinvestment plan for gross offering proceeds of $233.7 million.
As of December 31, 2012, we owned 544 real estate properties (of which six properties were held for non-sale disposition and 108 properties were held for sale), including the GKK Properties (defined below). In addition, as of December 31, 2012, we owned four real estate loans receivable, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.
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
Our focus in 2013 is to manage our existing investment portfolio and our debt service obligations.
Objectives and Strategies
Our primary investment objectives were:

•	to preserve and return our stockholders’ capital contributions; and

•	to manage our investments to allow our stockholders to realize a return on their investment.
We have sought and will seek to achieve these objectives by investing in and managing a diverse portfolio of real estate and real estate-related investments, which we acquired using a combination of equity raised in our initial public offering, debt financing and joint ventures. We have diversified our portfolio by investment type, geographic region, and tenant/borrower base.

Our primary business objectives are: (i) to maintain and, if possible, improve the quality and income-producing ability of our investments; (ii) to position our investments to improve their value; and (iii) to manage our portfolio to remain compliant with REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We intend to meet these objectives by utilizing the expertise of our advisor to diligently increase the occupancy of our real estate properties while structuring leases that enhance property operating performance. We will also, through our advisor, seek to improve the cash flows from our real estate-related investments, through continuing debt service, restructuring of terms and, if necessary, foreclosure on collateral. All of our business activities are conducted with the intention of remaining compliant with REIT requirements; if we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates “double taxation” at the corporate and stockholder levels that usually results from investment in the stock of a corporation.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement in November 2012, the conflicts committee, composed of all of our independent directors, assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, the conflicts committee unanimously determined that liquidation is not now in the bests interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it is likely it may reach the same conclusion next year.
Investment Portfolio
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
We also own other types of properties, including bank branches, transferred to us pursuant to the Settlement Agreement and properties transferred to us through foreclosures or deeds-in-lieu of foreclosures. These properties had originally secured certain of our investments in real estate loans receivable.
All of our properties are located in the United States.
We originally intended to hold our core properties for four to seven years. With respect to the GKK Properties, our management continues to evaluate which properties to hold and which properties to sell. We have sold, or otherwise disposed of, 190 GKK Properties during the year ended December 31, 2012 and expect the average hold period of the GKK Properties to be significantly shorter than that of our core properties. However, economic and market conditions may influence us to hold our investments for different periods of time, and we currently expect our hold period may last for several more years.
As of December 31, 2012, we owned 430 real estate properties held for investment. We also owned six GKK Properties that were held for non-sale disposition and 108 GKK Properties that were held for sale. The 430 real estate properties held for investment totaled 11.8 million rentable square feet and included the following:

•
13 office buildings, three corporate research buildings, one industrial portfolio consisting of two distribution and office/warehouse properties, one office/flex portfolio consisting of three properties; and

•	GKK Properties consisting of 341 bank branch properties and 68 office buildings, operations centers and other properties.

The following chart illustrates the composition of our real estate portfolio (excluding six GKK Properties that were held for non-sale disposition and 108 GKK Properties that were held for sale) as of December 31, 2012 based on the carrying value of the investments:

Real Estate by Property Type

Office
42%
Industrial
10%
GKK Office Buildings, Operations Centers and Other
22%
GKK Bank Branch Properties
26%

As noted above, our real estate property investments (excluding six GKK Properties that were held for non-sale disposition and 108 GKK Properties that were held for sale) are diversified by geographic location with properties in 31 states as shown in the charts below:

_____________________
*Other includes any state less than 3% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent).

We have historically had a stable and diversified tenant base and have had long-term relationships with our tenants in order to limit our exposure to any one tenant or industry. However, as a result of the transfers of the GKK Properties under the Settlement Agreement, as of December 31, 2012, we had a concentration of credit risk related to Bank of America, N.A., which represented approximately 20.2% of our annualized base rent and reduced the diversity of our tenant base. Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent). Also, as of December 31, 2012, we had a concentration of credit risk related to the finance industry, which represented approximately 46.1% of our annualized base rent. The finance industry concentration is due to the concentration in the GKK Properties. As of December 31, 2012, our real estate portfolio was 83% occupied (excluding six GKK Properties that were held for non-sale disposition and 108 GKK Properties that were held for sale). The chart below illustrates the diversity of tenant industries in our portfolio (excluding six GKK Properties that were held for non-sale disposition and 108 GKK Properties that were held for sale) based on total annualized base rent as of December 31, 2012:

Annualized Contratual Base Rent [1]

All Others*, 11.2%
Finance, 46.1%
Information, 2.6%
Health Care & Social Services, 3.1%
Admin & Support Services, 3.8%
Other Services, 4.6%
Computer System Design, 4.6%
Professional, Scientific and Accounting, 6.9%
Legal Services, 8.3%
Insurance, 8.8%

_____________________
* All others includes any industry less than 2% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent).
The carrying value of our real estate portfolio as of December 31, 2012 was $1.8 billion (including six GKK Properties that were held for non-sale disposition and 108 GKK Properties that were held for sale).
Real Estate-Related Investments
We have also invested in real estate-related investments including: (i) mortgage loans; (ii) mezzanine loans; (iii) participations in mortgage and mezzanine loans; (iv) B-Notes; and (v) real estate-related debt securities, such as commercial mortgage-backed securities (“CMBS”). We generally intend to hold our real estate-related investments until maturity. However, economic and market conditions may influence the length of time that we hold these investments.
As of December 31, 2012, we owned one mortgage loan, one mezzanine loan and two B-Notes. The book value (net of asset specific reserves) of our real estate-related investments as of December 31, 2012 was $45.3 million. As of December 31, 2012, our real estate-related investments consisted of four fixed rate real estate loans receivable with a weighted average annualized effective interest rate of 10.3%.
Financing Objectives
We financed the majority of our real estate acquisitions with a combination of the proceeds we received from our initial public offering and debt. In addition, we purchased certain real estate-related investments with a combination of the proceeds we received from our initial public offering and repurchase financing. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2012, the weighted‑average interest rate on our debt was 4.9%.

We borrow funds at a combination of fixed and variable rates. As of December 31, 2012, we had approximately $868.4 million and $471.9 million of fixed and variable rate debt outstanding, respectively. Of the variable rate debt outstanding, approximately $34.3 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2012 were 6.1% and 2.8%, respectively.
Some of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will be permitted to extend the maturity dates of our current debt obligations, with the exception of the BOA Windsor Mortgage Portfolio and the 801 Market Street Mortgage Loan (both defined below), we can give no assurance in this regard. We have a mortgage loan with an outstanding principal balance of $6.1 million that matured on October 31, 2012 (the “BOA Windsor Mortgage Portfolio”). We also have a mortgage loan with an outstanding principal balance of $37.6 million that matured on February 1, 2013 (the “801 Market Street Mortgage Loan”). See the discussions of the BOA Windsor Mortgage Portfolio and 801 Market Street Mortgage Loan under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments and Contingencies — Loan Maturities” and the risks identified in Part I, Item 1A of this Annual Report on Form 10-K. Including the BOA Windsor Mortgage Portfolio and the 801 Market Mortgage Loan, we have $444.3 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2013.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2012 (in thousands):

2013	$444,325
2014	90,226
2015	244,397
2016	137,620
2017	132,668
Thereafter	291,074
$1,340,310
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2012, our borrowings and other liabilities were approximately 61% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to the global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall health of consumers, businesses, and governments.
Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve with their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March 2013. European governments have had no success in resolving their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.

The role of the government-controlled central banks in the global capital markets continues to expand. Beginning in the fall of 2008, the U.S. government initiated a number of financial programs designed to provide financial institutions and the auto industry with the capital needed to survive the economic crisis. These programs included the Troubled Asset Relief Program (“TARP”), the Legacy Securities Public-Private Investment Program (“PPIP”), several rounds of what is known as “quantitative easing” (“QE: I, II and III”), and the maturity extension program known as “Operation Twist”. Combined, these programs have provided unprecedented levels of capital to the financial markets and have pushed interest rates and the cost of debt to historical lows. Now, as the markets for hard assets have improved, concerns have shifted from deflation to inflation. Many economists have pointed to the very real possibility of new asset bubbles developing as an area of concern.
In the United States, the banking industry has been experiencing improved earnings. This is a positive, but the relatively low growth economic environment and the slow recovery in the residential mortgage segment of the industry, has caused investors to question whether financial institutions are adequately capitalized. The credit downgrade of the United States and the continued political infighting between the branches of the U.S. Federal government have increased these concerns. The U.S. Federal Reserve has taken a number of actions to ensure that banks have adequate access to the capital markets, but the slow recovery in the values of single family homes remains a material concern.
In Europe, the unresolved sovereign debt crisis continues. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global banking system is a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of risks. In response to the growing crisis some nations have experienced a significant increase in the cost of capital. In some cases the increase in the cost of debt has pushed nations to the brink of default.
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
In 2012, however, the economic stimulus provided by the Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes have rebounded and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have improved, as the United States has become a safe haven for global capital.
While these signs of improvement for commercial real estate are heartening, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.
Residential real estate markets have also been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.
The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted and may continue to impact our tenants’ businesses, which makes it more difficult for them to meet their current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.
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
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $31.1 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from December 31, 2012. As of December 31, 2012, we had recorded $2.2 million of reserves for loan losses related to the real estate-related investments that we currently hold in our portfolio.
Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties, including the properties directly or indirectly serving as the collateral for our debt obligations, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and credit facilities prior to or at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will be permitted to extend the maturity dates of our current debt obligations, with the exception of the BOA Windsor Mortgage Portfolio and the 801 Market Street Mortgage Loan, we can give no assurance in this regard. The BOA Windsor Mortgage Portfolio, with an outstanding principal balance of $6.1 million, matured on October 31, 2012. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. See the discussions of the BOA Windsor Mortgage Portfolio and 801 Market Street Mortgage Loan under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments and Contingencies — Loan Maturities” and the risks identified in Part I, Item 1A of this Annual Report on Form 10-K. Including the BOA Windsor Mortgage Portfolio and the 801 Market Mortgage Loan, we have $444.3 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2013.
As of December 31, 2012, we had a total of $868.4 million of fixed rate notes payable and $471.9 million of variable rate notes payable. Of the $471.9 million of variable rate notes payable, $34.3 million are effectively fixed through interest rate swaps.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of our real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that KBS Capital Advisors is unable to provide these services, we will be required to obtain such services from other sources. We are also dependent on the Property Manager, for asset management services including the operations, leasing and eventual dispositions of the GKK Properties.

Competitive Market Factors
The United States commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders has been adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and the overall return for our stockholders.
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
Except for certain GKK Properties and other properties to which we took title to through foreclosure or deed-in-lieu of foreclosure, all of our direct real estate investments were subject to Phase I environmental assessments at the time they were acquired. Some of our properties are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.
We own one property that is subject to activity use limitations (“AULs”) whereby the government has placed limitations on redevelopment of the property for certain uses, particularly residential uses. AULs are typically imposed on a property that has environmental contamination in exchange for less stringent environmental clean‑up standards. In view of the locations of the affected properties, the environmental characteristics of the contaminants and the characteristics of the neighborhoods, we do not believe that these AULs have a material impact on our portfolio valuation, but they could in individual cases result in a depression of the value of a property, should we resell the property for uses different from its existing uses. The property subject to AULs is ADP Plaza, located in Portland, Oregon.
Some of the properties in our portfolio, particularly the warehouse and light industrial properties, had or have underground storage tanks either for space heating of the buildings, fueling motor vehicles, or industrial processes. Many of the underground storage tanks at the premises have been replaced over time. Given changing standards regarding closure of underground storage tanks and associated contamination, many of the tanks may not have been closed in compliance with current standards. Some of these properties likely have some residual petroleum or chemical contamination. Properties exhibiting these risks include 129 Concord Road, Billerica, Massachusetts (Rivertech) and ADP Plaza, Portland, Oregon.

Under the Settlement Agreement, we indirectly took title to or, with respect to a limited number of the GKK Properties, indirectly took a leasehold interest in, the GKK Properties on an “as is” basis. As such, we were not able to inspect the GKK Properties or conduct standard due diligence on certain of the GKK Properties before the transfers. Additionally, we did not receive representations, warranties and indemnities relating to the GKK Properties from Gramercy and/or its affiliates. Thus, the value of the GKK Properties may decline if we subsequently discover environmental problems with the GKK Properties.
Industry Segments
Our segments are based on our method of internal reporting which classifies our operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions transferred to us pursuant to the Settlement Agreement. For financial data by segment, see Note 14, “Segment Information” in the notes to our consolidated financial statements filed herewith.
Employees
We have no paid employees. The employees of our advisor and its affiliates provide management, disposition, advisory and certain administrative services to us.
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
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward‑looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists and because we have delayed the liquidation or the listing of our shares of common stock on a national securities exchange beyond 2012, our stockholders will not realize the cash value of their investment for an extended period.
There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. We have amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2012, and further subject to the limitations described in the share redemption program plan document. On December 18, 2012, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2013 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if resumed, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price at which we sold the shares in our public offering. It is also likely that our shares would not be accepted as the primary collateral for a loan.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, in November 2012, the conflicts committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, the conflicts committee unanimously determined that liquidation is not now in the best interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it is likely it may reach the same conclusion next year.
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.
While there have been signs of improvement for commercial real estate, outstanding economic, credit and regulatory issues remain. Certain markets will continue to benefit from employment gains specific to the location and regionally-based growth industries such as technology, energy and health care. Lending activity increased in 2012, but not evenly. Certain markets in the commercial real estate sector are still having problems attracting capital, while others are experiencing increased development and construction.
Residential real estate markets have been experiencing an uneven recovery. The market for residential mortgages saw significant gains in 2012, but problem loans on bank balance sheets still remain a material challenge for U.S. banks. The slow and steady recovery in the single family home market continues to progress. The Federal Reserve’s low interest rate policy has pushed capital into the residential mortgage markets and has helped consumer balance sheets by establishing some stability in home valuations.

The global capital markets have begun to improve, but uncertainties still exist and it is unlikely that transaction volumes will return to pre-2007 levels. Central bank interventions in the banking system and the persistence of a highly expansionary monetary policy by a number of government entities have introduced additional complexity and uncertainty to the markets. These conditions are expected to continue, and combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Looking forward, it is uncertain whether mortgage delinquencies have peaked.  Liquidity in the global credit market has been affected by market disruptions, and lending activity has only recently increased.  We have relied on debt financing to finance our properties and real estate-related assets.  As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or to obtain additional debt financing on attractive terms or at all.  If we are not able to refinance existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets.
Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments.  Lending activity has only recently increased; however, it remains uncertain whether the capital markets can sustain these levels of transactions. Any disruptions to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts we paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to meet our debt service obligations on debt financing; and/or

•
revenues on the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.
Our stockholders should not assume that our performance will be similar to the performance of other real estate programs sponsored by affiliates of our advisor, which makes our future performance difficult to predict.
We are the first publicly offered investment program sponsored by the affiliates of our advisor, KBS Capital Advisors. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with our initial public offering nor all of the laws and regulations that apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and our stockholders should not assume that it will be similar to the prior performance of other KBS-sponsored programs. The differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face.
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We depend on our advisor to manage our operations and our portfolio of real estate and real estate-related assets. Our advisor depends upon the fees and other compensation that it receives from us and the other public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

KBS Capital Advisors has limited experience operating, overseeing and selling bank branch properties, which could cause inefficiencies in the operation and sale of these properties, thereby reducing distributions to our stockholders.
Our advisor has limited experience operating, overseeing and selling bank branch properties, which properties make up the majority of the GKK Properties. As such, and while we believe we have retained appropriate asset management by hiring the Property Manager to manage and provide certain other services related to the GKK Properties, we may not be able to operate, lease and/or sell these GKK Properties efficiently and effectively, which could prevent us from improving the value of our overall portfolio. Additionally, some of these bank branches are located outside of our target markets and our advisor has limited experience in these markets. For these reasons, there may be inefficiencies in the operation and sale of these GKK Properties, which may prevent us from recognizing the full potential value of these GKK Properties and may reduce the overall return to our stockholders.
Because of the Property Manager’s experience with managing the bank branch and bank-related properties that make up the majority of the GKK Properties, we depend upon the Property Manager to manage and conduct the operations of the GKK Properties and any adverse changes in or termination of our relationship with the Property Manager could hinder the performance of the GKK Properties and reduce the return on our stockholders’ investment.
Prior to the transfers of the GKK Properties to us under the Settlement Agreement, GKK Stars and its affiliates indirectly owned and managed the GKK Properties and thus have developed experience and expertise in the management and operations of bank branch and bank-related properties. As of the effective date of the Settlement Agreement, GKK Stars agreed to provide standard asset management services relating to the GKK Properties. On March 30, 2012, we, through an indirect wholly owned subsidiary, entered into an Asset Management Services Agreement (the “Services Agreement”) with the Property Manager, an affiliate of GKK Stars, with respect to the GKK Properties.  Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).  On August 17, 2012, we entered into an amendment to our Services Agreement (the “Amended Services Agreement”) with the Property Manager.  The Amended Services Agreement will terminate on December 31, 2015. We may terminate the Amended Services Agreement on or after September 30, 2013 with an effective termination date of March 31 (except for calendar year 2013) or September 30 of any calendar year (including September 30, 2013), on ninety days written notice to the Property Manager, with the payment of a termination fee of up to $5.0 million and subject to certain other terms contained in the agreement; and on or after June 30, 2013, the Property Manager may terminate the Amended Services Agreement on ninety days written notice to us, without the payment of a termination fee and subject to certain other terms contained in the agreement.
We depend on the Property Manager to efficiently conduct the management and operations of the GKK Properties. If the current agreement relating to the Services is terminated, or a new management services agreement between KBS and the Property Manager or one of its affiliates is not consummated, we would be required to obtain such management services for the GKK Properties from other sources, which sources may not have the experience or capabilities of the Property Manager or its affiliates. Additionally, as our advisor has limited experience operating bank branch properties, should the Property Manager or an affiliate cease managing the GKK Properties, our ability to efficiently and effectively manage the GKK Properties would be affected, and as a result, the value of our stockholders’ investment could decline.
To the extent distributions exceed current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. We have paid distributions with proceeds from asset sales, financings, a loan from our advisor (which our advisor forgave without repayment), and our cash flows from operations. If we fund distributions from financings or sources other than cash flows from operations, the overall return to our stockholders may be reduced. On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary focus was and is the repayment of certain debt obligations. We expect to use available funds to repay certain debt obligations, manage debt maturities and fund cash flow needs. Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. After repaying some of our debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and, (ii) exceed a stockholder’s adjusted basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

We may not have sufficient liquidity to fund our future capital needs. If we are unable to repay indebtedness or to fund future contractual commitments or required capital expenditures on our real estate investments, lenders or tenants may take legal action against us, which could have a material adverse effect on us and our stockholders’ return.
We cannot be certain that our business will generate sufficient cash flow from operations or from the sales of some of our real estate assets, that we will be able to raise funds in the capital markets or that future financing or refinancing will be available to us in an amount sufficient, if at all, to enable to us to fund our liquidity needs. If we are unable to repay indebtedness or to fund future contractual commitments or necessary capital expenditures on our real estate investments, our lenders or tenants may take legal action against us, which could have a material adverse effect on us and our stockholders’ return.
Declining economic conditions have had and will likely continue to have a significant impact on our real estate and real estate-related investments. In addition, these conditions have impacted the businesses of our tenants as well as the tenants in buildings securing our real estate-related investments. As a result of a decline in cash flows and projected future declines, on March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary focus was the repayment of our repurchase agreements, as amended and restated, related to our former investment in the GKK Mezzanine Loan (the “Amended Repurchase Agreements”). On August 17, 2012, we paid in full the entire principal balance outstanding under the Amended Repurchase Agreements with proceeds from a mezzanine loan, and on December 6, 2012, we paid in full the principal balance under that mezzanine loan with proceeds from asset sales. We expect to continue to use available funds to reduce and manage certain other debt obligations and fund cash flow needs. After repaying certain other debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources.
Possible future declines in rental rates, slower or potentially negative net absorption of leasable space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flows from our properties. As a result of these same factors, the borrowers under our real estate-related investments have experienced a reduction in cash flows that has made it difficult for them to pay us debt service in some instances. Additionally, these reduced and potentially decreasing cash flows have had a negative impact on the valuation of the collateral directly or indirectly securing our real estate-related investments and as a result the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they come due. Further, we depend on the cash flow from our real estate and real estate-related investments to meet the debt service obligations under our financing arrangements, and we will depend on the proceeds from the sale of real estate and proceeds from the repayment of our real estate-related investments in order to repay our outstanding debt obligations.
All of these factors could limit our liquidity and impact our ability to properly maintain or make improvements to our real estate investments. If we are unable to meet future funding commitments or fund required capital expenditures, our borrowers or tenants may take legal action against us. This, in turn, could result in reductions in the value of our investments and therefore a reduction in the value of an investment in us.
We may not generate sufficient operating cash flow on a quarterly basis to fund our operations, which would reduce the value of an investment in us.
As a result of general economic conditions over the last several years, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments, resulting in a decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. Asset sales in 2011 and 2012 have resulted in, and expected future asset sales will result in, further decreases in operating cash flow. In addition, current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us.

Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to cover our operations. Our projected cash flow from operations may not be sufficient to cover our capital expenditures, amortization payment requirements on our debt obligations and principal pay-down requirements for our debt obligations at maturity or to allow us to meet the conditions for extension of our loans, which may require us to sell assets in order to meet our capital requirements. If our cash flow from operations deteriorates, we will be more dependent on asset sales to fund our operations and for our liquidity needs. Moreover, we may be unable to meet financial and operating covenants in our debt obligations, and our lenders may take action against us, including commencing foreclosure actions. If we are unable to meet future funding commitments or fund required capital expenditures, our borrowers or tenants may take legal action against us. This, in turn, could result in reductions in the value of our investments and therefore a reduction in the value of an investment in us. These factors could also have a material adverse effect on us and our stockholders’ return.
If we are unable to obtain funding for future capital needs, the value of our investments and our stockholders’ return could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings, asset sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would reduce the value of our stockholders’ investment.
The loss of or the inability to obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management and disposition strategies, which could decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with Messrs. Bren, Hall, McMillan, or Schreiber. Messrs. Bren, Hall, McMillan, and Schreiber may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the return to our stockholders.

Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and some of our directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC, our dealer manager, and other affiliated KBS entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of KBS Capital Advisors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	public offerings of equity by us, which would entitle our dealer manager to dealer-manager fees and would likely entitle KBS Capital Advisors to increased acquisition and asset-management fees;

•	sales of properties and other investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•
whether and when we seek to list our common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle our advisor to a subordinated incentive listing fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee.
 The fees our advisor receives in connection with the management of our assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.
KBS Capital Advisors faces conflicts of interest relating to the leasing of properties and such conflicts may not be resolved in our favor, meaning that we may obtain less creditworthy or desirable tenants, which could reduce our stockholders’ overall investment return.
We and other KBS-sponsored programs and KBS-advised investors rely on the same group of key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan, Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and David E. Snyder and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT II and KBS REIT III. Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS‑sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. As a result of their interests in other KBS programs, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Capital Advisors and other KBS-sponsored programs, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments and the value of our stockholders’ investment may decline.
All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while the KBS Legacy Partners Apartment REIT offering is ongoing. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets, which would reduce the returns to our stockholders.

Our board of directors’ loyalties to KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT II and KBS REIT III. One of our directors is also a director of KBS Strategic Opportunity REIT. The loyalties of our directors serving on the boards of KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, or possibly on the boards of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
We could enter into transactions with other KBS-sponsored programs, such as property sales or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or committee’s loyalties to such other KBS-sponsored programs.

•
A decision of our board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of other KBS-sponsored programs.

•	A decision of our board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

•
A decision of our board or the conflicts committee regarding whether or when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other KBS-sponsored programs, depending on the price at which our shares trade.

Because our independent directors are also independent directors of KBS REIT II and KBS REIT III, they receive compensation for service on the board of directors of KBS REIT II and KBS REIT III. Like us, KBS REIT II and KBS REIT III each pay each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each committee meeting attended (except that the committee chairman is paid $3,000 for each meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference committee meeting attended). In addition, KBS REIT II and KBS REIT III reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
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

•
is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our Operating Partnership satisfy both tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non‑investment company businesses of these subsidiaries.
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
We have not had funds available for ordinary redemptions under our share redemption program since the April 2009 redemption date, and we have amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.” We currently do not expect to have funds available to resume ordinary redemptions in the future.
We have not had funds available for ordinary redemptions since the April 2009 redemption date, and we have amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2012, and further subject to the limitations described in the share redemption program plan document. On December 18, 2012, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2013 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. Even if resumed, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice.

Pursuant to our share redemption program, once we have established an estimated value per share of our common stock, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $5.18 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. Therefore, effective commencing with the December 31, 2012 redemption date, the redemption price for all shares eligible for redemption is $5.18 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and in response to fluctuations in the real estate and finance markets. We currently expect to update our estimated value per share in December 2013, at which time the redemption price per share would also change. If stockholders are able to sell their shares under the share redemption program, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $5.18 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”). The estimated value per share was based upon the recommendation and valuation provided by our advisor.
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but we are not required to update the estimated value per share more frequently than every 18 months.
Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in future public offerings, (ii) issue equity interests in private offerings, or (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms, the use of proceeds and pricing of any additional offerings and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares.

Payment of fees to KBS Capital Advisors and its affiliates increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments and continue to perform services for us in connection with the management, leasing and disposition of our properties and the management, structuring, administration and disposition of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investment and reduces the amount of cash available for our stockholders’ return.
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment‑return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.
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
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. Our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
Our operating results and the performance of our properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office and industrial buildings;

•
adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re‑let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax laws (including real property and personal tax laws), real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in our cash flows from operations and a decrease in the value of our investments, which would have an adverse effect on our operations and on the value of our stockholders’ investment.

Since the acquisition of our real estate and real estate-related investments, downturns in national and regional and local economic conditions have impacted our properties’ operating performance and the operating performance of properties securing our real estate-related investments, which will reduce the overall return to our stockholders.
As a result of general economic conditions over the last several years, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments, resulting in a decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
Because of the concentration of a significant portion of our assets in North Carolina, any adverse economic, real estate or business conditions in North Carolina could adversely affect our operating results and stockholders’ return.
As of December 31, 2012, our real estate investments in North Carolina, excluding properties held for sale and held for non-sale disposition, represented 17% of the Company’s total annualized base rent. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space or resulting from the local business climate, could adversely affect our operating results and our stockholders’ return.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flows and our stockholders’ overall return.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues, which would adversely affect our cash flows. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment. As of December 31, 2012, our portfolio (excluding properties that were held for sale and properties that were held for non-sale disposition), consisted of approximately 11.8 million rentable square feet, was 83% occupied and our bad debt reserve for our properties was approximately 3.7% of annualized base rent. Included among these properties are 54 properties containing 1.9 million rentable square feet that were less than 70% occupied. As of December 31, 2012, excluding real estate held for sale and real estate held for non-sale disposition, nine of our properties containing 0.4 million rentable square feet were 100% vacant.
During the past several years, there have been significant and widespread concerns about credit risk, both corporate and sovereign, and access to capital in the U.S. and global financial markets. Beginning in 2010, the U.S. commercial real estate industry experienced some improvement in fundamental credit statistics such as occupancy, rental rates and pricing. Continued improvement in these fundamentals remains contingent upon sustainable economic growth, which is by no means certain. Any setbacks or deterioration of these and other industry fundamentals may result in reduced revenue and lower resale value of properties, which may reduce our stockholders’ return. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market and by property type.

We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue and our stockholders’ overall return is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and reduce our stockholders’ overall return.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-letting the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants. Certain leases to tenants of the GKK Properties permit such tenants to terminate their leases, in whole or in part, prior to their stated lease expiration dates, frequently with little or no termination fee being paid to us.
Further, some of our properties may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, or terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss as described above. See also “ — General Risks Related to Investments in Real Estate — Bank branches are specialty-use properties and therefore may be more difficult to lease or sell to non-banks.”
The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.
Many tenants in the GKK Properties are banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the FDIC were appointed as receiver of a banking tenant because of that tenant’s insolvency, we would become an unsecured creditor of the tenant and only be entitled to share with the other unsecured non-depositor creditors in the tenant’s assets on an equal basis after payment to the depositors of their claims. The FDIC has broad powers to reject any contract (including a lease) of a failed depository institution that the FDIC deems burdensome if the FDIC determines that such rejection is necessary to promise the orderly administration of the institution’s affairs. By federal statute, a landlord under a lease rejected by the FDIC is not entitled to claim any damages with respect to the disaffirmation, other than rent through the effective date of the disaffirmation. The amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as the returns to our stockholders.

The GKK Properties were transferred to us on an “as is” basis and, therefore, the value of the GKK Properties may decline if we subsequently discover problems with them.
Since, under the Settlement Agreement, the GKK Properties were transferred to us on an “as is” basis, we were not able to inspect or conduct standard due diligence on certain of the GKK Properties before their transfer to us. We did not receive representations, warranties and indemnities relating to the GKK Properties from Gramercy and/or its affiliates and, in certain cases, pursuant to the terms of the Settlement Agreement, certain of our indirect wholly-owned subsidiaries are required to indemnify Gramercy and/or its affiliates for certain matters, including environmental matters, in connection with the transfer of such GKK Properties. If we discover issues or problems related to the physical condition of a GKK Property, zoning, compliance with ordinances and regulations or other significant problems with a GKK Property, we will have no recourse against Gramercy and its affiliates and the value of the GKK Property may be less than our estimated value of the GKK Property. We may incur substantial costs in remediating or repairing a GKK Property or in ensuring its compliance with governmental regulations. If we choose to and are able to make such capital expenditures, they would reduce returns to our stockholders. In addition, we may be unable to rent these GKK Properties on terms favorable to us, or at all, which could also reduce the returns to our stockholders.
We were not able to conduct standard due diligence on or receive customary tenant estoppel certificates with respect to the GKK Properties transferred to us under the Settlement Agreement. Because we did not receive tenant estoppel certificates or other assurances from the tenants of the GKK Properties, we may be subject to unknown liabilities relating to our leases with those tenants. Thus, the value of the GKK Properties may decline if we subsequently become subject to such liabilities pursuant to the leases related to the GKK Properties.
Under the Settlement Agreement, we indirectly took title to or, with respect to a limited number of the GKK Properties, indirectly took a leasehold interest in, the GKK Properties on an “as is” basis. We were not able to conduct standard due diligence on the GKK Properties nor were we able to receive tenant estoppel certificates or other assurances from the tenants of the GKK Properties before the transfers. Additionally, we did not receive representations, warranties and indemnities relating to the GKK Properties from Gramercy and/or its affiliates. As part of our standard diligence for real estate property acquisitions, we generally require the seller of a property we acquire to have the tenants of the property make certain certifications relating to their leases in an estoppel certificate. The topics covered generally include: (i) whether the lease is in full force and effect and has not been assigned, modified, supplemented or amended; (ii) whether the seller has satisfied all of the conditions required to be performed by it under the lease; (iii) whether any required payments or reimbursements by the seller to the tenant as a result of any tenant improvements have been received by the tenant; (iv) whether there are any existing claims, defenses or offsets that the tenant has against the enforcement of the lease by the seller; (v) whether any rent or related payment obligation has been paid more than one month in advance; and (vi) whether any security has been deposited with the seller.
Because we did not receive estoppel certificates or other similar certifications from the tenants of the GKK Properties covering these and other issues, we may be subject to unknown liabilities relating to the tenants’ leases. We could be subject to liability relating to, among other items, (i) payments owed by us, as landlord, to tenants under the leases, (ii) uncured defaults in the performance of landlord’s obligations under the tenants’ leases including, without limitation, maintenance on a property that has not been performed and should have been performed under the terms of the leases, (iii) rights of a tenant to extend its lease term, acquire additional space, or exercise rights of first refusal or other purchase options relating to certain GKK Properties that were agreed upon by and between Gramercy and/or its affiliates and a tenant, which may be evidenced by an agreement that we did not receive, and (iv) certain other causes of action by a tenant against us. Defending against or settling such liabilities, should they arise, could be costly and have an adverse effect on our stockholders’ investment.

Bank branches are specialty-use properties and therefore may be more difficult to lease or sell to non-banks.
Some of the GKK Properties are vacant and some of the bank branch tenants in these GKK Properties may not renew their leases or may terminate them before their expiration. Bank branches are specialty-use properties that are outfitted with vaults, teller counters and other customary installations and equipment specific to bank branches that require significant capital expenditures. Our revenue from and the value of these bank branches may be affected by a number of factors, including:

•	demand from financial institutions to lease or purchase properties that are configured to operate as bank branches;

•
the requirements by non-banking institutions for us to make significant capital expenditures to modify these specialty-use GKK Properties to suit their needs before these institutions will lease or purchase such GKK Properties;

•	a downturn in the banking industry generally and, in particular, among smaller community banks;

•	tenants exercising shedding rights;

•	bank branches with unfavorable lease terms; and

•	mergers among financial institutions resulting in the consolidation of properties and a reduction in the number of bank branches or other facilities needed by such institutions.
Further, if financial institutions do not increase the number of bank branches they operate, do not find the locations of our bank branches desirable, do not renew or extend their leases of our bank branches, or if they elect to make capital expenditures to materially modify other, non-bank branch properties rather than pay higher lease or acquisition prices for those of our GKK Properties that already are configured as bank branches, then our operating results and financial condition, as well as the returns to our stockholders, may suffer. Additionally, the sale or lease of these GKK Properties to entities other than financial institutions may be difficult due to the added cost and time of refitting the GKK Properties, which we do not expect to undertake.
Certain of the GKK Properties, including some bank branches, are located in unattractive locations and are properties that we otherwise would not have elected to add to our portfolio, which could have an adverse effect on our operating results and financial condition, as well as the returns to our stockholders.
Certain of the GKK Properties are surplus bank branches that certain financial institutions owned before they were sold to Gramercy or were subsequently vacated by the financial institution. Were we not required to accept these properties as part of the Settlement Agreement, we otherwise likely would not have elected to add these GKK Properties to our portfolio. The characteristics of these bank branches, including the following, may make it difficult for us to lease or sell these GKK Properties and could have an adverse effect on our operating results and financial condition, as well as the returns to our stockholders. Some of these bank branches:

•	are in locations that overlap with other bank branches of the same financial institution, accumulated in connection with mergers and acquisitions with other financial institutions;

•	have low deposit levels as compared to other bank branches of the same financial institution;

•	are vacant; or

•	are located in unattractive areas.
The terms of the Settlement Agreement required us to take ownership of certain leasehold interests in various GKK Properties under which the amount of rent we pay to the property owner may exceed the rental income we receive from tenants.
Under the Settlement Agreement, we were required to assume leasehold interests that we otherwise likely would not have elected to assume. Such leasehold interests relate to properties we do not own, but under which we lease space from the property owner and then sub-lease this space to various tenants. In certain cases the rent that we are required to pay to the owner of the property exceeds the rental income that we receive from the various tenants. Such negative cash flow may continue throughout the life of the lease and may also have an adverse effect on our operating results and financial condition, as well as the returns to our stockholders.

Our inability to sell a property at the time and on the terms we want could limit the returns to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and could reduce the value of our stockholders’ investment.
As a result of the transfers of the GKK Properties, a significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.
Because of the transfers of the GKK Properties, a significant portion of our revenue is derived from leases to financial institutions and as such, our portfolio has become less diversified. As of December 31, 2012, 46% of our annualized base rent was generated by leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by the recent disruptions in the financial markets. Acquisitions of regional or community banks by larger financial institutions could lead to the closure of some of the bank branches formerly occupied by these regional or community banks. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base were more diversified.
Because of the transfers of the GKK Properties, certain tenants represent a significant portion of the revenue generated by our real estate portfolio and failure of these tenants to perform their obligations to us or to renew their leases upon expiration may adversely affect our cash flow and the returns to our stockholders.
Because of the transfers of the GKK Properties, as of December 31, 2012, Bank of America, N.A. represented approximately 20.2% of our real estate portfolio’s base rental income and occupied approximately 34.3% of our total rentable square feet. The default, financial distress or insolvency of Bank of America, N.A., or the failure of this party to renew its leases with us upon expiration, could cause interruptions in the receipt of lease revenue from this tenant and the properties that it occupies and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant properties at a comparable lease rate or at all, which could affect our operating results and financial condition as well as the returns to our stockholders. See Note 3, “Real Estate Held for Investment — Operating Leases” in the notes to our consolidated financial statements filed herewith.
Should GKK Stars or any of its affiliates declare bankruptcy or otherwise become the subject of an involuntary bankruptcy proceeding, our ability to indirectly retain title to or, with respect to a limited number of GKK Properties, indirectly retain a leasehold interest in, the GKK Properties would be threatened.
Any voluntary or involuntary bankruptcy filing by GKK Stars or any of its affiliates could have an adverse effect on our ability to indirectly retain title to or, with respect to a limited number of GKK Properties, indirectly retain a leasehold interest in, the GKK Properties, including the following:

•
Any transfers to us of equity interests in the entities owning the GKK Properties made within two years prior to a bankruptcy filing potentially could be voided by a bankruptcy court as fraudulent transfers. If any such transfers are voided, it is possible that our liens on the GKK Properties subject to those transfers may not reattach with their existing priority.

•	A bankruptcy court could reject the Settlement Agreement, which could release GKK Stars from having to satisfy any of its remaining obligations under the Settlement Agreement.

•
The automatic stay imposed in certain bankruptcy actions would limit our, among other parties to the Settlement Agreement, ability to enforce the terms of the Settlement Agreement against parties with respect to whom there has been a bankruptcy filing, including preventing the exercise of remedies under the Settlement Agreement without prior bankruptcy court approval following notice and a hearing.

If we sell a property and provide some of the financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the returns to our stockholders.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties and provide some of the financing to the purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce the returns to our stockholders. Even in the absence of a purchaser default, the use of the proceeds of the sale to reduce our debt, or the possible distribution of excess proceeds of the sale to our stockholders would be delayed until the promissory note or other property we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.
Costs imposed pursuant to laws and governmental regulations may reduce our net income and the overall return to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety‑related concerns.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce the value of our stockholders’ investment.
The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury or other damage claims could reduce the value of our stockholders’ investment.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
Except for GKK Properties and other properties to which we took title to through foreclosure or deed-in-lieu of foreclosure, all of our direct real estate investments were subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties.
We own one property that is subject to activity use limitations (“AULs”) whereby the government has placed limitations on redevelopment of the property for certain uses, particularly residential uses. AULs are typically imposed on a property that has environmental contamination in exchange for less stringent environmental clean-up standards. In view of the location of the affected property, the environmental characteristics of the contaminants and the characteristics of the neighborhood, we do not believe that these AULs have a material impact on our portfolio valuation, but they could result in a depression of the value of the property, should we resell the property for uses different from its existing uses. The property subject to AULs is ADP Plaza, located in Portland, Oregon.

Some of the properties in our portfolio, particularly the warehouse and light industrial properties, had or have underground storage tanks either for space heating of the buildings, fueling motor vehicles, or industrial processes. Many of the underground storage tanks at the premises have been replaced over time. Given changing standards regarding closure of underground storage tanks and associated contamination, many of the tanks may not have been closed in compliance with current standards. Some of these properties likely have some residual petroleum or chemical contamination. Properties exhibiting these risks include 129 Concord Road, Billerica, Massachusetts (Rivertech) and ADP Plaza, Portland, Oregon.
Costs associated with complying with the Americans with Disabilities Act may decrease the returns to our stockholders.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the returns to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have extremely limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower returns to stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. Many of our investments are in major metropolitan areas. Insurance risks associated with potential acts of terrorism against office and other properties in major metropolitan areas could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. The costs of obtaining terrorism insurance and any uninsured losses we may suffer as a result of terrorist attacks could reduce the returns on our investments and the returns to our stockholders.
Risks Related to Real Estate-Related Investments
Our real estate-related investments are subject to the risks typically associated with real estate.
Our investments in mortgage and mezzanine loans and B-Notes are directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of the properties ultimately securing our loans may change after we acquire or originate those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in real estate securities are similarly affected by real estate property values. Therefore, our real estate-related investments are subject to the risks typically associated with real estate, which are described above under the heading “— General Risks Related to Investments in Real Estate.”

Our investments in mortgage and mezzanine loans and B-Notes are subject to interest rate fluctuations that affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long-term loans, if interest rates rise, the loans could yield a return that is lower than then‑current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we will no longer receive the revenue generated by those loans and may not be able to make new loans at the higher interest rate. For these reasons, our returns on these loans and the value of our stockholders’ investment in us are subject to fluctuations in interest rates.
Our mortgage and mezzanine loan and B-Note investments are subject to delinquency, foreclosure and loss, which could result in losses to us.
Our real estate-related investments generally are secured by commercial real estate and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure of a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on our investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If there are defaults under our mortgage loan investments, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Our investments in mezzanine loans involve greater risks of loss than senior loans secured by the same properties.
Our investments in mezzanine loans take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning (directly or indirectly) the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Our investments in B-Notes may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We invest in B-Notes. A B‑Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks including, for example, the rights of holders of B-Notes to control the process following a borrower default may be limited.
Our investments in subordinated loans may be subject to losses.
We have invested in subordinated loans. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
Risks of cost overruns and non-completion of the renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and the possibility that the rehabilitation and subsequent leasing of the property may not be completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.
A portion of our investments in loans may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
The mezzanine loans we own are particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.
We depend on debtors for the revenue generated by our real estate-related investments and, accordingly, such revenue and the returns to our stockholders are partially dependent upon the success and economic viability of such debtors.
The success of our real estate-related investments materially depends on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the returns to our stockholders and the value of our stockholders’ investment.
Prepayments can adversely affect the yields on our debt investments.
The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If such prepayments occur, the yield on our portfolio may decline. In addition, if our debt assets do not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain debt investments.

Our investments in equity securities of other issuers are subject to various risks, including those related to the particular issuer of the securities. Additionally, we may be unable to sell these securities at the time that we believe will provide the most value to us and to our stockholders.
Our investments in publicly-traded equity securities of other issuers will involve risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this Annual Report on Form 10-K. Furthermore, equity securities are subject to other risks, including the fact that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in equity securities are subject to risks of, among others, (i) substantial market price volatility, (ii) subordination to the senior claims of banks and other lenders to the issuer, (iii) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (iv) the possibility that earnings of the issuer may be insufficient to meet its distribution obligations, and (v) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of our equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.
Additionally, certain shares of stock in Gramercy that we received in connection with the BBD1 Disposition (as defined in Part IV, Item 15, Note 7, “Real Estate Held for Sale and Discontinued Operations — Significant Transactions — BBD1 Disposition”) are subject to certain restrictions on their conversion to common stock of Gramercy and to lockout periods, pursuant to which we agreed not to sell these shares for certain periods of time after the closing of the BBD1 Disposition. As a result, we may not be able to sell certain of these shares at the time that we believe would be most beneficial to us and to our stockholders. For more information relating to the BBD1 Disposition, the conversion restrictions and the lockup periods, see Part IV, Item 15, Note 7, “Real Estate Held for Sale and Discontinued Operations — Significant Transactions — BBD1 Disposition.”
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect our stockholders’ returns.
We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold at the relevant time and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that we may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect the returns to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing by a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.

We assume the credit risk of our counterparties with respect to derivative transactions.
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
We assume the risk that our derivative counterparty may terminate transactions early.
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.
We may be required to collateralize our derivative transactions.
We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all of the collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.
On July 21, 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, under certain rules promulgated under the Dodd-Frank Act, beginning in 2013, we may be required for the first time to clear our interest rate hedging transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, the returns to our stockholders.
A portion of our assets may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on our income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on our income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, the returns to our stockholders.
Further, credit facility providers have required and in the future may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our investments are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments are in the form of securities that are recorded at fair value but that have limited liquidity, are not publicly traded or are subject to conversion restrictions or lockup periods. The fair value of securities and other investments that have limited liquidity, are not publicly traded or are subject to conversion restrictions or lockup periods may not be readily determinable. We estimate the fair value of any such investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed or they were not subject to conversion restrictions or lockup agreements. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Our asset-specific loan loss reserve may not be sufficient to cover losses on loans we consider to be impaired.
Our asset-specific loan loss reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement or other documents relating to the loan. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan. Our portfolio-based loan loss reserve is a reserve against all of the loans in our portfolio that are not specifically reserved. It is based on estimated probabilities of both term and maturity default and estimated loss severities for the portfolio. Our provision for loan losses of $2.2 million, all of which related to asset-specific loan loss reserves as of December 31, 2012, may not be sufficient to cover losses on these loans.
Risks Associated with Debt Financing
We incur and assume mortgage indebtedness, lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and obtain or assume long-term financing that may be secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt, or by taking title to properties that already had been pledged as security for debt we assumed in connection with taking title to such properties. In addition, we may be forced to try to borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

Mortgage debt or the assumption of mortgage debt as part of taking title to a property increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
We may also obtain recourse debt to meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose on our assets. If a lender successfully forecloses on any of our assets, our stockholders could lose all or part of their investment.
High mortgage rates or changes in underwriting standards may make it difficult for us to refinance properties, which could reduce our cash flows from operations and reduce the returns to our stockholders.
If mortgage debt is unavailable at reasonable rates, we run the risk of being unable to refinance part or all of our assets subject to such mortgage debt when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money, reducing our stockholders’ overall returns.
Lenders have required and may continue to require us to enter into restrictive covenants relating to our operations, which could reduce the returns to our stockholders.
When providing financing, lenders have imposed, and in connection with future financings, may impose, restrictions on us that may reduce the returns to our stockholders and may affect our operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or otherwise incur additional debt, or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
Non-compliance with the financial covenants included in the documents evidencing our outstanding debt obligations may result in the lender imposing additional restrictions on our operations or constitute an event of default under such documents. Such events would harm our financial condition, results of operations and the return on our stockholders’ investment in us.
The documents evidencing our outstanding debt obligations typically include restrictive financial covenants, including that specified loan-to-value and debt service coverage ratios be maintained with respect to our financed properties before we can exercise certain rights under the documents relating to such properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as our ability to incur additional debt, or may allow the lender to impose cash traps with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan.

As of December 31, 2012, we and/or our subsidiaries that are the borrowers under our loan and security documents were in compliance with the financial covenants in such documents included in our consolidated financial statements, except that, as of December 31, 2012, the borrowers under two mortgage loans that we assumed pursuant to the Settlement Agreement, the BBD2 Loan and the Jenkins Loan, were out of debt service coverage compliance. The “BBD2 Loan” had an outstanding principal balance of $201.9 million and the “Jenkins Loan” had an outstanding principal balance of $13.4 million as of December 31, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property. With respect to the BBD2 Loan, we are currently reviewing the mechanics of the debt service coverage requirements with the lender to determine whether we are out of compliance with the debt service coverage requirements of the BBD2 Loan; the lender has preliminarily indicated that we may be in compliance. These events may have a material adverse affect on our financial condition, results of operations and the return on our stockholders’ investment in us.
Certain of the mortgage loans that we assumed in connection with the transfers of the GKK Properties impose “cash traps”, which could adversely affect our financial condition and operating results.
Certain mortgage loans that we assumed in connection with the transfers of the GKK Properties impose “cash traps” as a condition of the transfer of the loan or when the financial performance of the GKK Properties securing such loans fails to meet certain financial metrics. If enforced, these “cash traps” could adversely affect our financial condition and operating results. If the provisions relating to “cash traps” in these mortgage loan documents are triggered, we may be required to fund excess cash flow into reserve accounts with our mortgage lenders until compliance with the required metrics is achieved. In such event, our liquidity will be negatively impacted, which could have an adverse effect on our results of operations and financial condition. As of December 31, 2012, two of the lenders under the loans we assumed (the BBD2 Loan and the Jenkins Loan) imposed a “cash trap” on the properties securing these loans.
Because of the long-term maturities, prepayment and defeasance penalties and fees and other restrictions of certain of our outstanding debt obligations secured by some of our real estate properties, including the GKK Properties, we may not be able to sell these real estate properties at the times and upon the terms that would maximize the proceeds generated by such sales to us, which could reduce our stockholders’ overall return.
As a result of the terms and conditions and, most significantly, the prepayment and defeasance penalties and fees, relating to certain of our debt obligations secured by our real estate properties, including some of the GKK Properties, we may be unable to sell such properties at the time or upon the terms we would prefer. Were we to sell any of these properties, the prepayment and defeasance penalties and fees could result in a significant reduction in net proceeds to us from the sale of the property. Thus, we may be forced to extend our hold period for these properties longer than we otherwise would in order to sell them after the expiration of these penalties and fees. Our inability to sell properties at the time and on the terms we want could reduce the value of our stockholders’ investment.
Increases in interest rates would increase the amount of our debt payments and reduce the returns to our stockholders.
We have incurred variable rate debt and expect that we will incur additional debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flows from operations and the returns to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could decrease the value of our stockholders’ investment.
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets (although restrictive covenants contained in certain loan documents related to debt we have incurred may not allow us to borrow up to this amount), and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2012, our total liabilities were approximately 61% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Our stockholders may have current tax liability on distributions they elected to reinvest in our common stock.
If our stockholders participated in our dividend reinvestment plan (which was terminated effective April 10, 2012), they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares were purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
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

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate. We elected foreclosure property status for the GKK Properties but do not believe such GKK Properties will be disposed of in a manner that results in this tax.

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
To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level even though the sales might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
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
For taxable years beginning after December 31, 2012, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We made investments in loans secured by interests in pass-through entities in a manner than complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
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
 With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. See “—Risks Related to Our Corporate Structure — The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.” We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
Real Estate Investments
As of December 31, 2012, our real estate portfolio consisted of 430 properties encompassing 11.8 million rentable square feet, excluding six properties that were held for non-sale disposition and 108 properties that were held for sale. The properties are located in 31 states and include office, industrial and bank branch properties. As of December 31, 2012, our portfolio was 83% occupied and the average annualized base rent per square foot of our real estate portfolio was $14.65 per square foot. The weighted-average remaining lease term of our real estate portfolio was 5.8 years as of December 31, 2012. For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Portfolio Lease Expirations
The following table reflects lease expirations of our properties, but excluding six properties that were held for non-sale disposition and 108 properties that were held for sale, as of December 31, 2012:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Leased Rentable Square Feet Expiring
Month-to-Month	36	$3,526	2%	247,777	2%
2013	89	9,159	6%	440,810	4%
2014	68	14,785	10%	690,458	7%
2015	70	11,976	8%	647,501	7%
2016	77	14,061	10%	1,032,629	10%
2017	83	15,841	11%	846,286	9%
2018	44	4,988	4%	285,997	3%
2019	162	29,233	20%	3,633,307	37%
2020	22	4,529	3%	145,016	1%
2021	17	9,443	7%	544,684	6%
2022	12	8,419	6%	363,711	4%
Thereafter (2)	145	18,259	13%	968,843	10%
Total	825	$144,219	100%	9,847,019	100%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent).
(2) Represents leases expiring at various dates from 2023 through 2027.
We have assumed several leases related to the GKK Properties which contain shedding right provisions. As of December 31, 2012, these shedding rights totaled approximately 0.5 million square feet and can be exercised at various dates during 2013-2017. We have already been notified that 0.1 million square feet will be shed in 2013 pursuant to these provisions, and this amount is not included in the table above.
Concentration of Credit Risks
As of December 31, 2012, our highest tenant industry concentration (greater than 10% of annualized base rent), excluding properties held for non-sale disposition and properties held for sale, was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	86	$66,443	46.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent).
As of December 31, 2012, no other tenant industries accounted for more than 10% of our annualized base rent.

As of December 31, 2012, we had a concentration of credit risk related to leases, with the following tenant that represented more than 10% of our annualized base rent (excluding six GKK Properties that were held for non-sale disposition and 108 GKK Properties that are held for sale):

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent (1)	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,377,196	34.3%	$29,200	20.2%	$8.65	(3)
_____________________
(1) Excludes properties held for non-sale disposition and properties held for sale.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent).
(3) As of December 31, 2012, lease expiration dates ranged from 2013 to 2026 with a weighted-average remaining term of 7.3 years. Additionally, as of December 31, 2012, some of Bank of America’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.4 million square feet and can be exercised at various dates from 2013 to 2016. We have already been notified that 0.1 million square feet will be shed during 2013, pursuant to these provisions.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government authorities.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 8, 2013, we had approximately 190.9 million shares of common stock outstanding held by a total of approximately 42,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. For this purpose, we estimated the value of the shares of our common stock as $5.18 per share as of September 30, 2012. This estimated value per share is based on our board of directors’ approval on December 18, 2012 of an estimated value per share of our common stock of $5.18 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2012.
The estimated value per share was based upon the recommendation and valuation of our advisor, based on valuations performed either by our advisor or, with respect to certain real estate properties described further below, valuations performed by Duff & Phelps, LLC (“Duff & Phelps”) and based on the methodologies and assumptions also described further below. With regard to the valuation of certain of its historical real estate properties, we engaged Duff & Phelps, a third-party real estate valuation firm, to review the assumptions and methodologies applied by our advisor in accordance with a set of limited procedures. In addition, we engaged Duff & Phelps to perform real estate valuations of the majority of the GKK Properties not then under contract to sell. The GKK Properties not valued by Duff & Phelps consisted of properties then under contract to sell or properties sold between September 30, 2012 and December 18, 2012 and 62 GKK Properties (those with minimal equity) valued by our advisor and subject to the Duff & Phelps review procedures noted in the following sentence. Duff & Phelps reviewed our advisor’s real estate valuations for both the historical real estate properties and the 62 GKK Properties not valued by Duff & Phelps and concluded, based on a set of limited procedures, that the methodologies and significant assumptions, including capitalization rates, discount rates and estimated cash flows, as well as the value of our real estate on a property by property and portfolio basis, were reasonable.  Duff & Phelps also prepared a valuation report, including key inputs and assumptions, for the GKK Properties valued by Duff & Phelps and provided this report to our board of directors. Our board of directors reviewed and considered our advisor’s final valuation report and the reports from Duff & Phelps, as well as other factors, in making its determination of our estimated value per share.  Nothing in the Duff & Phelps reports caused the board of directors to question the reasonableness of the valuation of our real estate included in our estimated value per share. After considering all information provided in light of the board of directors’ extensive knowledge of our assets, the board of directors unanimously agreed upon the estimated value per share of $5.18, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 18, 2012 as well as the calculation of our prior estimated value per share as of March 22, 2012:

	December 18, 2012 Estimated Value per Share	March 22, 2012 Estimated Value per Share	Change in Estimated Value per Share
Real estate properties - historical (1)	$4.51	$5.14	$(0.63)
Real estate held for sale (1)	—	0.64	(0.64)
Real estate - GKK Properties (including properties held for sale) (1)	8.92	9.47	(0.55)
Foreclosed real estate held for sale	0.14	0.15	(0.01)
Real estate loans receivable (1)	0.13	0.22	(0.09)
Real estate securities (1)	—	0.24	(0.24)
Pledged government securities	0.46	0.48	(0.02)
Investments in joint ventures	0.13	0.16	(0.03)
Cash and restricted cash	1.17	0.93	0.24
Other assets	0.17	0.22	(0.05)
Mortgage debt and repurchase agreements (2)	(9.92)	(11.84)	1.92
Other liabilities	(0.53)	(0.65)	0.12
Estimated value per share	$5.18	$5.16	$0.02
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$5.18	$5.16	$0.02
_____________________
(1) The decrease in value was primarily due to asset sales.
(2) The decrease in mortgage debt and repurchase agreements was primarily due to the repayment of principal related to asset sales and ongoing principal amortization payments. The decrease was partially offset by an increase in the mortgage debt fair value as discussed in note (3) of the table below.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the major contributors to the increase in the estimated value per share from $5.16 to $5.18. The changes are not equal to the change in values of each asset and liability group presented above due to asset sales, loan paydowns, refinancings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share. The increase in our estimated value per share was due to the following:

	Change in Estimated Value (in thousands)	Change in Estimated Value per Share
Real estate investments (including historical and GKK Properties)	$18,993	$0.10	(1)
Undistributed operating cash flows	40,305	0.21	(2)
Mortgage debt	(33,209)	(0.17)	(3)
Loss on settlement of debt	(9,465)	(0.05)	(4)
Other changes, net	(9,875)	(0.07)	(5)
	$6,749	$0.02
_____________________
(1) Includes two historical real estate properties and 337 GKK Properties that were then under contract to sell or were sold (including properties disposed of other than by sale) between September 30, 2012 and December 18, 2012. The estimated values for the properties sold or under contract to sell were based on contractual sales price less actual or estimated closing costs. The estimated values for properties disposed of other than by sale were based on the face value of the notes payable plus any consideration received from the lender. See notes (3) and (4) below for more information related to properties disposed of other than by sale.
(2) Amount includes operating cash flows from the BBD1 Properties (consisting of 115 properties), which were sold on December 6, 2012. The BBD1 Properties generated $18.3 million of operating cash flows during the nine months ended September 30, 2012.
(3) The majority of the change related to the Goldman Mortgage Loan (defined below). Previously, the Goldman Mortgage Loan was valued based on a discounted cash flow analysis and the value represented the estimated price that a third-party market participant would have paid for the note based on the expected cash flows and an estimated market discount rate. At September 30, 2012, we determined the estimated value of the Goldman Mortgage Loan was equal to face value because the loan had matured and we believed that the face value of the loan (excluding our 14.7% subordinated interest) fell within a reasonable range of the value of the underlying real estate properties. The change in the value of the notes payable is also due to the notes being one year closer to maturity (based on the fair value methodology, the value of the notes payable accrete towards their face value as they get closer to maturity) and due to changes in market interest rates assumed in valuing the notes payable as compared to prior year.
(4) Amount relates to the loss incurred upon the transfer of properties in lieu of foreclosure. During the nine months ended September 30, 2012, we entered into an agreement in lieu of foreclosure and transferred title of a property securing a mortgage loan with an outstanding principal balance of $43.5 million (the “One Citizens Loan”) to the lender in full satisfaction of the debt outstanding, and other obligations related to, the One Citizens Loan. This transfer had a minimal impact on the estimated value per share as the equity value was previously valued at zero. In addition, subsequent to September 30, 2012, we, through various indirect wholly owned subsidiaries, entered into various agreements to: (i) transfer the properties securing a mortgage loan with an outstanding principal balance of $181.6 million (the “Goldman Mortgage Loan”) to the lender in exchange for the release of any of our subsidiaries from the debt outstanding under and other obligations related to, the Goldman Mortgage Loan; and (ii) sell our 14.7% interest in the Goldman Mortgage Loan to the lender for cash consideration of $12.0 million. The transaction resulted in a decrease in the estimated value of approximately $9.5 million.
(5) The change in value in “other changes, net” consists of several immaterial, unrelated items, none of which result individually in an impact greater than $0.03 per share.

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. As of December 18, 2012, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation methodologies used to value our assets and liabilities:
Investments in Real Estate: For purposes of calculating an estimated value per share, our advisor estimated the value of our historical investments in real estate by using a 10–year discounted cash flow analysis, with the exception of two properties that were sold subsequent to September 30, 2012 and valued based on their net sales proceeds. Our advisor calculated the value of our investments in real estate using internally prepared cash flow estimates, terminal capitalization rates and discount rates that fall within ranges our advisor believes would be used by similar investors to value the properties we own. The cash flow estimates utilized in the analysis were based on projected cash flows commencing on January 1, 2013. The capitalization rates and discount rates were calculated utilizing methodologies that adjust for various property specific and market specific information. The resulting capitalization rates were compared to historical average capitalization rate ranges that were obtained from third–party service providers for specific metro areas and applied on a property–by–property basis. The calculated discount rates were compared to a number of data points including third‑party estimates, a variety of weighted–average cost of capital calculations and yields and changes in yields on benchmark securities over the last year. The cash flow estimates were developed for each property by the real estate professionals at our advisor based on their expertise in managing commercial real estate and preparing real estate valuations for pension funds and institutional investors that have invested in other KBS‑sponsored funds. While our advisor believes a 10–year discounted cash flow analysis is a valuation method that would be used by a willing market participant to value real estate, the estimated values for our investments in real estate may or may not represent current market values and do not equal the book value of our real estate investments in accordance with GAAP. Real estate is currently carried in our financial statements at its amortized cost basis, adjusted for any impairments recognized to date.
As of September 30, 2012, we owned 22 real estate properties (excluding the GKK Properties) consisting of office and industrial properties. The cost of these properties, including acquisition fees and expenses and capital improvements, was $1,022.6 million. As of September 30, 2012, the estimated value of our investments in real estate using the valuation method described above was $860.9 million. The following summarizes the key assumptions that were used in the discounted cash flow models to estimate the value of 20 of our real estate assets, which excludes two real estate assets sold subsequent to September 30, 2012 and valued based on their contractual sales price less costs to sell:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.75% to 8.75%	7.46%
Discount rate	7.25% to 10.0%	8.18%
Annual market rent growth rate (1)	2.99% to 5.25%	4.06%
Annual net operating income growth rate (2)	(0.4)% to 21.9%	4.93%
Holding period	10 years	10 years
_____________________
(1) Rates reflect estimated compounded annual growth rates (CAGRs) for market rents over the holding period. The range of  CAGRs shown is the constant annual rate at which the market rent is projected to grow to reach the market rent in the final year of the hold period for each of the properties.
(2) The net operating income CAGRs reflect both the contractual and market rents (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period.  The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.

While we believe that our assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of our real estate. Assuming all other factors remain unchanged with respect to the 20 real estate properties included in the table above, a decrease to the terminal capitalization rates of 25 basis points would increase the estimated value of our real estate by $18.1 million and an increase in the terminal capitalization rates of 25 basis points would decrease the estimated value of our real estate by $17.0 million. Similarly, a decrease to the discount rates of 25 basis points would increase the estimated value of our real estate by $15.8 million and an increase in the discount rates of 25 basis points would decrease the estimated value of our real estate by $15.4 million.
GKK Properties: As of September 30, 2012, the GKK Properties (including 168 properties that were held for sale and 150 properties that were held for non-sale disposition) consisted of 788 bank branch properties, office buildings, operations centers and other properties. Our advisor obtained estimated property values for 389 of the GKK Properties from Duff & Phelps, for which the estimated value totaled $637.2 million. With respect to 62 GKK Properties with an estimated value of $148.3 million as of September 30, 2012, our advisor prepared its own discounted cash flow valuations. Additionally, with respect to 337 GKK Properties then under contract to sell or that were sold (including properties disposed of other than by sale) between September 30, 2012 and December 18, 2012, the estimated value of the GKK Properties then under contract to sell or that were sold was based on contractual sale prices, net of actual or expected selling costs, and the estimated value for properties disposed of other than by sale was based on the face value of the notes payable plus any consideration received from the lender. The estimated value for these GKK Properties then under contract to sell or that were sold (including properties disposed of other than by sale) between September 30, 2012 and December 18, 2012 was $920.6 million, compared to a total cost basis, including capital expenditures through September 30, 2012, of $896.5 million. Based on all of the information obtained from these various sources and the expertise of the professionals at our advisor in managing commercial real estate and preparing real estate valuations for private funds and institutional investors, our advisor calculated the estimated value of the GKK Properties to be $1,706.1 million as of September 30, 2012, compared to a total cost basis, including capital expenditures through September 30, 2012, of $1,683.8 million.
GKK Properties Valued by Duff & Phelps
Duff & Phelps valued 355 of the GKK Properties using the direct capitalization method, which applies a current market capitalization rate to the properties’ net operating income. In cases where a property is not currently stabilized, the value was reduced for capital costs that would be incurred to lease-up the property, the cash flows were adjusted to market based on leasing projections and the capitalization rate was adjusted to account for the risk of future lease-up. The following summarizes the key assumption used to estimate the value of these 355 GKK Properties, which were valued using the direct capitalization method:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
6.50% to 10.25%	8.19%
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the 355 GKK Properties that Duff & Phelps valued using the direct capitalization method. Assuming all other factors remain unchanged, a decrease to the capitalization rates of 25 basis points would increase the estimated value of these 355 GKK Properties by $20.9 million and an increase in the capitalization rates of 25 basis points would decrease the estimated value of these 355 GKK Properties by $19.6 million. Similarly, a decrease to the net operating income of 5% would decrease the estimated value of these 355 GKK Properties by $33.1 million and an increase to the net operating income of 5% would increase the estimated value of these 355 GKK Properties by $33.1 million.
The remaining 34 GKK Properties valued by Duff & Phelps, which account for $3.5 million of the GKK Properties’ estimated value discussed above, were valued using a discounted cash flow analysis as we do not have a fee ownership interest in the real estate, but instead hold leasehold interests in the properties.

GKK Properties Valued by our Advisor
For purposes of estimating the value of the 62 GKK Properties valued by our advisor, our advisor generally performed a 10-year discounted cash flow analysis, using a similar process to that described above under “Investments in Real Estate.” Our advisor validated the significant inputs using a similar process to that described above under “Investments in Real Estate.” In addition, our advisor received input from the asset manager of the GKK Properties. The following summarizes the key assumptions used in the discounted cash flow models to estimate the value of 60 of the GKK Properties valued by our advisor using a 10-year discounted cash flow analysis (which excludes two leasehold positions valued using a discounted cash flow analysis):

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	7.25% to 9.25%	8.28%
Discount rate	8.5% to 10.75%	9.49%
Annual market rent growth rate (1)	3.0%	3.0%
Annual net operating income growth rate (2)	(5.1)% to 10.5%	5.5%
Holding period	10 years	10 years
_____________________
(1) Rates reflect estimated compounded annual growth rates (CAGRs) for market rents over the holding period. The range of  CAGRs shown is the constant annual rate at which the market rent is projected to grow to reach the market rent in the final year of the hold period for each of the properties.
(2) The net operating income CAGRs reflect both the contractual and market rents (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period.  The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that our assumptions and inputs are reasonable, a change in these assumptions and inputs would change the estimated value of the 60 GKK Properties valued by our advisor using a 10-year discounted cash flow analysis. Assuming all other factors remain unchanged, a decrease to the terminal capitalization rates of 25 basis points would increase the estimated value of these 60 GKK Properties by $3.4 million and an increase in the terminal capitalization rates of 25 basis points would decrease the estimated value of these 60 GKK Properties by $3.2 million. Similarly, a decrease to the discount rates of 25 basis points would increase the estimated value of these 60 GKK Properties by $2.9 million and an increase in the discount rates of 25 basis points would decrease the estimated value of these 60 GKK Properties by $2.9 million.
Foreclosed Real Estate Held‑for‑Sale: The estimated value for foreclosed condos held-for-sale is equal to their book value which our advisor believes equals net realizable value based on recent comparable sales in the marketplace. Our advisor believes the book value of the foreclosed condos held-for-sale are fully recoverable upon the sales of the condos.
Real Estate Loans Receivable: The estimated values for the real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2012, but do not equal the book value of the loans in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate to receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2012, we owned four real estate loans receivable, consisting of a mortgage loan, a mezzanine loan and B-notes. The cost of our real estate loans receivable, including origination fees and costs and net of principal repayments, was $28.0 million. As of September 30, 2012, the estimated value of our investments in real estate loans receivable was $25.3 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 3.8 years, was approximately 13.5%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the estimated value of our real estate loans receivable. Assuming all factors remain unchanged, a decrease to the discount rates of 25 basis points would increase the estimated value of our real estate loans receivable by $0.2 million and an increase in the discount rates of 25 basis points would decrease the estimated value of our real estate loans receivable by $0.2 million.
Pledged government securities: The estimated value of the government securities of $88.3 million is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Participation Interest in Unconsolidated Joint Venture: As of September 30, 2012, we held an interest in an unconsolidated joint venture whereby we have been granted a participation interest in certain future profits generated by the joint venture. Our advisor estimated the value of our participation interest in this unconsolidated joint venture using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service and making distributions to the other joint venture members until such members have received distributions sufficient to recover the entire amount of their invested capital plus a stipulated return. The cash flow estimates of the joint venture were reviewed by our advisor. As of September 30, 2012, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $25.6 million, respectively. The estimated value of our unconsolidated joint venture for purposes of our estimated value per share was calculated by applying a 12% discount rate to the estimated cash flows for a total value of $0.13 per share. Assuming all factors remain unchanged, a decrease to the discount rate of 100 basis points would increase the estimated value of our participation interest in this unconsolidated joint venture by $1.2 million and an increase of 100 basis points would decrease the estimated value of our participation interest in this unconsolidated joint venture by $1.2 million.
Notes Payable: The estimated values of our notes payable are equal to the GAAP fair values as disclosed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, except for two GKK notes payable. The GAAP fair values of the notes payable do not equal the book value of the loans in accordance with GAAP. The values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions expected to be exercised, and the discount rates were based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio and type of collateral. The change in value of one of the GKK notes payable (referenced above) is due to the estimated value of the real estate securing the note changing significantly based on lease negotiations subsequent to September 30, 2012, which significantly reduced the projected cash flows, resulting in a change in the loan-to-value ratio and the estimated value of the note. The fair value of this note payable was reduced to the fair value of the real estate securing the note, resulting in zero equity value. The change in value of the second GKK note payable (referenced above) is due to the sale of the underlying real estate portfolio securing the loan, as the fair value of this note payable was increased to the fair value of defeasance securities we purchased to fully defease the note payable.
As of September 30, 2012, the fair value (as adjusted for the two GKK notes payable described above) and carrying value of our notes payable were $1,897.2 million and $1,902.5 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.0 years, was approximately 4.9%. Assuming all factors remained unchanged, a decrease to the discount rates of 25 basis points would increase the fair value of our notes payable by $8.6 million and an increase to the discount rates of 25 basis points would decrease the fair value of our notes payable by $8.5 million.
Other Assets and Liabilities: The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions, unamortized lease incentives and accrued real estate taxes, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments. Additionally, we excluded other net assets of approximately $8.2 million from the valuation related to certain properties for which the estimated real estate value was less than the face amount of the related notes payable secured by such properties. We believe that these properties may be foreclosed upon in the near future and the value of the other assets may not ever be realized. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets.

Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, our advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 18, 2012 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but are not required to update the estimated value per share more frequently than every 18 months.
Distribution Information
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2006. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
During 2011 and 2012, we declared distributions based on daily record dates for each day during the period commencing January 1, 2011 through February 28, 2012. Distributions for all record dates of a given month were paid approximately 15 days after month-end, except for distributions for the period from February 1, 2012 through February 28, 2012, which were paid on March 30, 2012. Distributions declared during 2011 and 2012, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$16,227	$—	$—	$—	$16,227
Total Per Share Distribution	$0.085	$—	$—	$—	$0.085
Annualized Rate Based on Purchase Price of $10.00 Per Share	(1)	—%	—%	—%	0.85%
_____________________
(1) On March 20, 2012, our board of directors approved the suspension of monthly distribution payments.

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$24,090	$24,538	$24,987	$25,161	$98,776
Total Per Share Distribution	$0.129	$0.131	$0.132	$0.133	$0.525
Annualized Rate Based on Purchase Price of $10.00 Per Share	5.25%	5.25%	5.25%	5.25%	5.25%

The tax composition of our distributions declared for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	—%	—%
Capital Gain	—%	—%
Return of Capital	100%	100%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary concern was the repayment of certain debt obligations. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. After repaying certain debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy to sell assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
As a result of general economic conditions over the last several years, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments resulting in a decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. Asset sales in 2011 and 2012 and expected future asset sales have resulted in and will result in further decreases in operating cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to cover our operations. If our cash flow from operations deteriorates, we will be more dependent on asset sales to fund our operations and for our liquidity needs. These factors could also reduce our stockholders’ overall investment return.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2012, and further subject to the limitations described in the share redemption program plan document. On December 18, 2012, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2013 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time.

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to sell assets to cover our liquidity needs; our ability to successfully operate and sell the GKK Properties transferred to us under the Settlement Agreement given current economic conditions and the concentration of the GKK Properties in the financial services sector; the significant debt obligations we assumed with respect to the GKK Properties; and our advisor’s limited experience operating and selling bank branch properties.
Equity Compensation Plan
We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards have been granted under the plan as of March 13, 2013. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.
Unregistered Sales of Equity Securities
During the year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have a share redemption program that may enable stockholders to sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). On March 20, 2012, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation and further subject to the other limitations described in the share redemption program plan document, including:

•
During each calendar year, redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program) are limited to an annual amount determined by the board of directors. The annual dollar limitation for the share redemption program may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2012 was $10.0 million in the aggregate. On December 18, 2012, our board of directors approved the same dollar limitation of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program plan document.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

The amended and restated share redemption program became effective on April 25, 2012. We do not expect to have funds available for ordinary redemptions in the future. For a description of the share redemption program prior to the amendment and restatement on March 20, 2012, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
The complete amended and restated share redemption program plan document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 and is available at the SEC’s website at http://www.sec.gov.

The only redemptions we made under the share redemption program in 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2012, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program with a combination of proceeds from our terminated dividend reinvestment plan, proceeds from the sale of properties in 2012 and 2011 and proceeds from debt financing.
In accordance with our share redemption program, once we establish an estimated value per share, the redemption price for all stockholders whose share are eligible for redemption is equal to the estimated value per share. On December 2, 2010, our board of directors approved an estimated value per share of our common stock of $7.32 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2010. As such, the redemption price for all stockholders whose shares were eligible for redemption was $7.32 per share for redemption dates from January 2012 through February 2012.
On March 22, 2012, our board of directors approved an estimated value per share of our shares of common stock of $5.16 per share, based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of December 31, 2011. As such, the redemption price for all stockholders whose shares were eligible for redemption was $5.16 per share for redemption dates from March 2012 through November 2012.
On December 18, 2012, our board of directors approved an estimated value per share of our shares of common stock of $5.18 per share, based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012.  Commencing with the December 2012 redemption date, the redemption price for all shares eligible for redemption is $5.18 per share.  For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but are not required to update the estimated value per share more frequently than every 18 months.
During the year ended December 31, 2012 we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	120,588	$7.32	(2)	(3)
February 2012	149,026	$7.32	(2)	(3)
March 2012	86,773	$5.16	(2)	(3)
April 2012	154,667	$5.16	(2)	(3)
May 2012	80,216	$5.16	(2)	(3)
June 2012	127,472	$5.16	(2)	(3)
July 2012	160,471	$5.16	(2)	(3)
August 2012	134,219	$5.16	(2)	(3)
September 2012	160,719	$5.16	(2)	(3)
October 2012	50,882	$5.16	(2)	(3)
November 2012	48,534	$5.16	(2)	(3)
December 2012	110,946	$5.18	(2)	(3)
Total	1,384,513
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
(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the most recent estimated value per share of our common stock as of the redemption date (described above).
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the year ended December 31, 2012, we redeemed $7.7 million of shares of common stock. The only redemptions we made under our share redemption program during the year ended December 31, 2012 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the year ended December 31, 2012, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 18, 2012, our board of directors approved the same dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2013.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2012	2011	2010	2009	2008
Balance sheet data
Total real estate and real estate-related investments, net	$1,820,366	$3,084,354	$1,672,706	$1,945,338	$2,266,178
Total assets	2,303,555	3,504,788	2,433,390	2,640,011	2,928,550
Total notes payable and repurchase agreements	1,320,533	2,299,208	1,479,015	1,504,720	1,499,806
Total liabilities	1,522,140	2,644,531	1,548,506	1,590,650	1,605,486
Redeemable common stock	10,000	45,376	45,382	56,741	55,907
Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	771,415	814,881	861,838	987,833	1,261,449
	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Operating data
Total revenues	$233,583	$156,084	$143,621	$164,367	$163,839
Net loss attributable to common stockholders	(43,142)	(19,338)	(90,352)	(182,966)	(120,627)
Net loss per common share - basic and diluted	$(0.23)	$(0.10)	$(0.50)	$(1.03)	$(0.81)
Other data
Cash flows provided by operating activities	$34,438	$39,059	$53,388	$99,738	$115,178
Cash flows provided by (used in) investing activities	888,678	189,322	166,931	1,358	(1,340,848)
Cash flows (used in) provided by financing activities	(722,529)	(326,298)	(123,840)	(91,306)	1,203,972
Distributions declared	$16,227	$98,776	$95,761	$108,811	$104,264
Distributions declared per common share (1)	0.085	0.525	0.525	0.612	0.702
Weighted-average number of common shares outstanding, basic and diluted	191,547,385	188,134,294	182,437,352	177,959,297	148,539,558
Reconciliation of funds from operations (2)
Net loss attributable to common stockholders	$(43,142)	$(19,338)	$(90,352)	$(182,966)	$(120,627)
Depreciation of real estate assets	47,888	29,851	20,444	18,908	13,828
Depreciation of real estate assets - discontinued operations	22,505	31,051	22,691	22,797	19,777
Amortization of lease-related costs	41,641	27,363	21,705	32,641	25,590
Amortization of lease-related costs - discontinued operations	28,029	21,773	15,833	45,965	37,826
Impairment charges on real estate	31,882	6,833	—	—	—
Impairment charges on real estate - discontinued operations	37,218	45,744	123,453	—	—
Gain on sales of foreclosed real estate held for sale	(127)	(134)	(2,011)	—	—
Gain on sales of real estate, net	(53,691)	(5,141)	(5,646)	—	—
Gain on sale of real estate securities	(25,456)	—	—
Adjustments for noncontrolling interest - consolidated entity (3)	—	(2,053)	(27,699)	(8,183)	(6,711)
FFO	$86,747	$135,949	$78,418	$(70,838)	$(30,317)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2007 through February 28, 2012. Distributions for the period from January 1, 2007 through June 30, 2009 were based on daily record dates and calculated at a rate of $0.0019178 per share per day. Distributions for the period from July 1, 2009 through February 28, 2012 were based on daily record dates and calculated at a rate of $0.00143836 per share per day.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In connection with NAREIT’s Accounting and Financial Standards Hot Topics, we are excluding impairment charges on real estate assets in our calculation of FFO. We have also restated FFO from prior periods to exclude these impairment charges. NAREIT believes that impairment charges on real estate assets are often early recognition of losses on prospective sales of properties, and therefore, the exclusion of these impairments is consistent with the exclusion of gains and losses recognized from the sales of real estate. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of FFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
(3) The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $1.7 million, $1.8 million, $2.0 million and $2.0 million, respectively, in 2011, 2010, 2009 and 2008. Its share of amortization of lease-related costs was $0.3 million, $1.2 million, $6.2 million and $4.7 million, respectively, in 2011, 2010, 2009 and 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I and Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.”
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
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008. We terminated our dividend reinvestment plan effective April 10, 2012. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and 28,306,086 shares under our dividend reinvestment plan for gross offering proceeds of $233.7 million.
As of December 31, 2012, we owned 544 real estate properties (of which six properties were held for non-sale disposition and 108 properties were held for sale), including the GKK Properties. In addition, as of December 31, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale.
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
Our focus in 2013 is to manage our existing investment portfolio and our debt service obligations.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, in November 2012, the conflicts committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, the conflicts committee unanimously determined that liquidation is not now in the best interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it is likely it may reach the same conclusion next year.

Market Outlook – Real Estate and Real Estate Finance Markets
Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to the global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, S&P downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve with their fiscal obligations. These events have led to continued volatility in the capital markets. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments. In addition, these market conditions have impacted and may continue to impact our tenants’ businesses, which makes it more difficult for them to meet their current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.
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
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $31.1 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from December 31, 2012. As of December 31, 2012, we had recorded $2.2 million of reserves for loan losses related to the real estate-related investments that we currently hold in our portfolio.

Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties, including the properties directly or indirectly serving as the collateral for our debt obligations, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and credit facilities prior to or at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. Although we believe we will be permitted to extend the maturity dates of our current debt obligations, with the exception of the BOA Windsor Mortgage Portfolio and the 801 Market Street Mortgage Loan, we can give no assurance in this regard. The BOA Windsor Mortgage Portfolio, with an outstanding principal balance of $6.1 million, matured on October 31, 2012. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. See the discussions of the BOA Windsor Mortgage Portfolio and 801 Market Street Mortgage Loan under “— Contractual Commitments and Contingencies — Loan Maturities” and the risks identified in Part I, Item 1A of this Annual Report on Form 10-K. Including the BOA Windsor Mortgage Portfolio and the 801 Market Mortgage Loan, we have $444.3 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2013.
As of December 31, 2012, we had a total of $868.4 million of fixed rate notes payable and $471.9 million of variable rate notes payable. Of the $471.9 million of variable rate notes payable, $34.3 million is effectively fixed through interest rate swaps.
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
We ceased offering shares of common stock in our primary offering on May 30, 2008. We do not currently plan to acquire or originate additional real estate or real estate-related assets. We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use cash flow generated by our real estate operations and real estate-related investments and funds available under our credit facilities. However, we have and/or expect to suffer declines in cash flows from these sources.
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt.  Our primary focus was the repayment of the repurchase agreements, as amended and restated, related to our former investment in the GKK Mezzanine Loan (the “Amended Repurchase Agreements”).  On August 17, 2012, we paid in full the entire principal balance outstanding under the Amended Repurchase Agreements with proceeds from a $39.0 million mezzanine loan. In December 2012, we paid in full the principal balance under this mezzanine loan with proceeds from asset sales.  We also expect to use available funds to repay other debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders.  After repaying some of our other debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy to sell assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.

In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2012. On December 18, 2012, our board of directors approved the same annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2013 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2012, our real estate held for investment, excluding six GKK Properties held for non-sale disposition, was 83% occupied and our bad debt reserve was approximately 3.7% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate‑related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of December 31, 2012, all of the borrowers under our real estate loans receivable were current on their debt service obligations.
As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the year ended December 31, 2012, we met our operating cash needs with cash flow generated by proceeds from the sale of real estate, cash flows from operations, proceeds from the sale of real estate loans receivable, proceeds from debt financing, proceeds from the sale of real estate securities and cash on hand. We believe that our potential proceeds from the sale of real estate, cash flows from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the upcoming year.
Cash Flows from Operating Activities
As of December 31, 2012, we owned 544 real estate properties (of which six properties were held for non-sale disposition and 108 properties were held for sale), including the GKK Properties. In addition, as of December 31, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.
During the year ended December 31, 2012, net cash provided by operating activities was $34.4 million, compared to $39.1 million of net cash provided by operating activities during the year ended December 31, 2011. Net cash from operations decreased in 2012 primarily due to the sale of real estate properties.

Cash Flows from Investing Activities
Net cash provided by investing activities was $888.7 million for the year ended December 31, 2012. The significant sources and uses of cash from investing activities were as follows:

•	$833.5 million of cash provided from the sale of real estate;

•	$46.2 million of cash provided from the sale of real estate securities;

•	$21.8 million of cash used for improvements to real estate;

•	$16.8 million of cash received from the sale of a real estate loan receivable;

•	$10.4 million of cash provided from the maturities of pledged securities and $1.8 million of cash used to purchase pledged securities;

•	$2.7 million of cash provided from the sale of foreclosed real estate held for sale; and

•	$2.6 million decrease in restricted cash for capital expenditures relating to the payment of leasing commissions, tenant improvements and capital improvements.
Cash Flows from Financing Activities
Net cash used in financing activities was $722.5 million for the year ended December 31, 2012. The significant uses of cash for financing activities were as follows:

•
$692.4 million of net cash used for the repayment of debt and other financings as a result of $849.2 million of principal payments on notes payable and repurchase agreements and $2.6 million of deferred financing costs, partially offset by proceeds from notes payable of $159.4 million;

•	$13.6 million of net cash used for distributions, after giving effect to dividends reinvested by stockholders of $11.1 million;

•	$8.4 million of restricted cash used for debt service obligations; and

•	$7.7 million of cash used for redemptions of common stock and $0.3 million of cash used for payments of commissions on stock sales.
In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risk, are properly balanced with the benefits of maintaining such leverage. Including the BOA Windsor Mortgage Portfolio and the 801 Market Mortgage Loan, we had $444.3 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2013. For more information on the maturity of our debt obligations, see “— Contractual Commitments and Contingencies.”
As of December 31, 2012, we had a total of $868.4 million of fixed rate notes payable and $471.9 million of variable rate notes payable; of the $471.9 million of variable rate notes payable, interest rates on $34.3 million of these notes were effectively fixed through interest rate swaps. As discussed above, during the last four years, the global capital markets have experienced significant dislocations and liquidity disruptions that have caused the credit spreads of debt to fluctuate considerably and caused significant volatility in interest rates, including LIBOR. As of December 31, 2012, we had a total of $437.6 million of variable rate notes payable not subject to interest rate swaps that are impacted by fluctuations in interest rates. While LIBOR currently stands at historically low levels, future increases in LIBOR may result in the use of increased capital resources to meet our debt obligations.
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
As of December 31, 2012, we had $254.6 million of cash and cash equivalents.

As of December 31, 2012, our borrowings and other liabilities were approximately 61% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2012 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$439,450	$103,162	$274,088	$62,200	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$900,860	$341,163	$60,535	$208,088	$291,074
Interest payments on outstanding debt obligations related to historical portfolio(3)	$37,118	$17,497	$16,806	$2,815	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$263,277	$40,585	$66,506	$54,743	$101,443
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$117,398	$17,607	$34,290	$28,945	$36,556
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of December 31, 2012.
(2) Included in the 2013 payment column is the outstanding principal balance of the 801 Market Street Loan of $37.6 million , which matured on February 1, 2013 without repayment. See “— Loan Maturities” below.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of December 31, 2012, adjusted for the impact of interest rate caps and swap agreements. We incurred interest expense of $61.3 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $8.5 million, during the year ended December 31, 2012.
Loan Maturities
During the year ended December 31, 2012, three of the loans we assumed pursuant to the Settlement Agreement matured without repayment.  The loans had outstanding principal balances of $43.5 million (the “One Citizens Loan”), $181.6 million (the “Goldman Mortgage Loan”) and $6.1 million, the BOA Windsor Mortgage Portfolio. Subsequent to December 31, 2012, one of the loans we assumed pursuant to the Settlement Agreement, the 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million matured without repayment.
One Citizens Mortgage Loan
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

Goldman Mortgage Loan
The Goldman Mortgage Loan matured on August 31, 2012. The Goldman Mortgage Loan was secured by 145 bank branch and office properties (the “Goldman Properties”). The Goldman Mortgage Loan had an outstanding principal balance of $181.6 million, including a $26.8 million subordinated interest in the Goldman Mortgage Loan held by an indirect wholly owned subsidiary of the Company (the “Goldman Seller”). On December 12, 2012 (the “Goldman Mortgage Closing Date”), the Goldman Seller, entered into a loan sale agreement with CF Branch LLC (the “Goldman Lender”) to sell to the Goldman Lender our subordinated interest in the Goldman Mortgage Loan for a total purchase price of $12.0 million, of which $9.0 million was paid on the Goldman Mortgage Closing Date and an additional $3.0 million is payable on May 12, 2013, subject to us meeting certain obligations and complying with certain terms in the loan sale agreement and the Collateral Transfer Agreement (defined below). Also, on the Goldman Mortgage Closing Date, our indirect wholly owned subsidiaries that are the mortgage borrowers and guarantors under the Goldman Mortgage Loan entered into a collateral transfer agreement (the “Collateral Transfer Agreement”) to (i) transfer to the Goldman Lender the equity interests in the entities that directly or indirectly own 140 of the Goldman Properties, (ii) transfer to the Goldman Lender five of the Goldman Properties and (iii) release any of our subsidiaries from the debt outstanding under and other obligations related to, the Goldman Mortgage Loan. Additionally, in connection with the above-referenced transactions, the parties to the loan sale agreement and the Collateral Transfer Agreement exchanged customary mutual releases.
As a result of the Collateral Transfer Agreement, we recorded a gain on extinguishment of debt of $10.5 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $175.9 million (excluding our subordinated interest in the Goldman Mortgage Loan in excess of the $12.0 million purchase price paid by the Goldman Lender) and the carrying value of the real estate properties and other assets of approximately $165.4 million, upon transfer of the property.
BOA Windsor Mortgage Portfolio
The BOA Windsor Mortgage Portfolio matured on October 31, 2012 and as a result of the maturity, the lender may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio was $4.8 million as of December 31, 2012.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the property securing the loan. The carrying value of the property securing the loan was $22.6 million as of December 31, 2012.
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
As of December 31, 2012, the borrowers under two mortgage loans that we assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The BBD2 Loan had an outstanding principal balance of $201.9 million and the Jenkins Loan had an outstanding principal balance of $13.4 million, respectively, as of December 31, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property. These events may have a material adverse affect on our financial condition, results of operations and the return on our stockholders’ investment in us. With respect to the BBD2 Loan, we are currently reviewing the mechanics of the debt service coverage requirements with the lender to determine whether we are out of compliance with the debt service coverage requirements of the BBD2 Loan; the lender has preliminarily indicated that we may be in compliance.

Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, we, through an indirect wholly owned subsidiary, entered into the Services Agreement with the Property Manager.  Pursuant to the Services Agreement, the Property Manager agreed to provide the Services.
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
On August 17, 2012, we entered into the Amended Services Agreement with the Property Manager. Pursuant to the Amended Services Agreement, the annual fee to be paid for the Services was reduced to $9.0 million upon the sale of certain membership interests in our wholly owned subsidiaries that indirectly own 113 office properties and operations centers, to an affiliate of the Property Manager on December 6, 2012. The Amended Services Agreement will terminate on December 31, 2015. The initial date on which either party can terminate the Amended Services Agreement also has been extended by six months as follows: on or after September 30, 2013, we may terminate the Amended Services Agreement with an effective termination date of March 31 (except for calendar year 2013) or September 30 of any calendar year (including September 30, 2013), on ninety days written notice to the Property Manager, with the payment of a termination fee of up to $5.0 million and subject to certain other terms contained in the agreement; and on or after June 30, 2013, the Property Manager may terminate the Amended Services Agreement on ninety days written notice to us, without the payment of a termination fee and subject to certain other terms contained in the agreement.
Results of Operations
Overview
As of December 31, 2011, we owned 892 real estate properties (including 250 properties that were held for sale), seven real estate loans receivable (five of which were impaired), two investments in securities directly or indirectly backed by commercial mortgage loans, a preferred membership interest in a real estate joint venture and a participation interest with respect to another real estate joint venture. Also as of December 31, 2011, we owned a 10-story condominium building with 62 units acquired through foreclosure, of which four condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to December 31, 2011, we sold one real estate loan receivable, wrote-off two real estate loans receivable, sold one of our investments in securities backed by commercial mortgage loans to an unaffiliated buyer and wrote-off another investment in securities backed by commercial mortgage loans. In addition, subsequent to December 31, 2011, we sold three industrial properties, six office properties and 190 GKK Properties; terminated the leases of three properties in which we held a leasehold interest; and designated 108 properties as held for sale. Additionally, we transferred 145 GKK Properties, which were security under the Goldman Mortgage Loan, and another GKK Property, which was security under the One Citizens Mortgage Loan, to the respective lenders in exchange for our release from the debt outstanding and other obligations related to, these mortgage loans. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of December 31, 2012, we owned 544 real estate properties, of which six GKK Properties were held for non-sale disposition and 108 GKK Properties were classified as held for sale. Also, as of December 31, 2012, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
The following table provides summary information about our results of operations for the year ended December 31, 2012 and 2011 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2012	2011
Rental income	$171,442	$107,822	$63,620	59%	$67,595	$(3,975)
Tenant reimbursements	54,606	29,749	24,857	84%	25,317	(460)
Interest income from real estate loans receivable	3,189	13,383	(10,194)	(76)%	N/A	N/A
Interest income from real estate securities	689	2,857	(2,168)	(76)%	N/A	N/A
Parking revenues and other operating income	3,657	2,273	1,384	61%	1,135	249
Operating, maintenance, and management costs	84,907	48,752	36,155	74%	37,562	(1,407)
Real estate taxes, property-related taxes and insurance	29,979	19,885	10,094	51%	9,834	260
Asset management fees to affiliate	11,598	13,622	(2,024)	(15)%	2,269	(4,293)
General and administrative expenses	22,447	20,280	2,167	11%	3,329	(1,162)
Depreciation and amortization expense	89,529	57,214	32,315	56%	35,306	(2,991)
Interest expense	69,765	51,313	18,452	36%	31,003	(12,551)
Impairment charge on real estate	31,882	6,833	25,049	367%	13,753	11,296
Provision for loan losses	142	11,999	(11,857)	(99)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	127	134	(7)	(5)%	N/A	N/A
Gain on sales of real estate securities	25,456	—	25,456	100%	N/A	N/A
Income from unconsolidated joint venture	750	5,029	(4,279)	(85)%	N/A	N/A
Gain on sales of real estate, net	53,691	5,141	48,550	944%	55,669	(7,119)
Income (loss) from discontinued operations	(849)	(3,422)	2,573	(75)%	6,114	(3,541)
Impairment charge on discontinued operations	(37,218)	(45,744)	8,526	(19)%	(27,126)	35,652
Gain from extinguishment of debt	21,513	115,531	(94,018)	(81)%	21,513	(115,531)
Rental income from our real estate properties increased by $63.6 million primarily due to an increase of $67.6 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $4.0 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower rental rates for the year ended December 31, 2012 and a net decrease of below-market in-place lease amortization as a result of lease terminations. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. The current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.
Tenant reimbursements from our real estate properties increased by $24.8 million primarily due to an increase of $25.3 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.5 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.

The $10.2 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $7.5 million related to the GKK Mezzanine Loan. On September 1, 2011, we, through KBS, entered into the Settlement Agreement in satisfaction of the GKK Mezzanine Loan. As of December 15, 2011, GKK Stars had indirectly transferred to us all of the 867 GKK Properties that had indirectly secured the GKK Mezzanine Loan.

•	A decrease of $2.1 million related to the sale of the San Antonio Business Park Mortgage Loan to an unaffiliated buyer on October 14, 2011.

•	A decrease of $0.7 million related to the discounted payoff of the Park Central Mezzanine Loan by the borrower on December 29, 2011.
Interest income from real estate loans receivable in future periods may be affected by potential loan impairments as a result of current or future market conditions. With the exception of our loan investment with an asset-specific loan loss reserve, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from December 31, 2012.
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
Property operating, maintenance, and management costs from our real estate properties increased by $36.2 million primarily due to an increase of $37.6 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs decreased by $1.4 million primarily due to a decrease of $0.5 million in bad debt expense related to rental revenues and $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan during the year ended December 31, 2011 and a net decrease of $0.1 million in utilities and other operating expenses related to our real estate portfolio. Overall, we expect property operating, maintenance, and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased by $10.1 million primarily due to an increase of $9.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes and insurance increased by $0.3 million primarily due to an adjustment in property tax estimates. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
The $2.0 million decrease in asset management fees was primarily due to the dispositions of real estate loans receivable and the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.

General and administrative expenses increased by $2.2 million primarily due to an increase of $3.3 million related to loan modification expenses and GKK Properties transfer expenses incurred in connection with the Settlement Agreement. Excluding loan modification expenses and the GKK Properties transfer expenses, general and administrative expenses decreased by $1.1 million due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $32.3 million primarily due to an increase of $35.3 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $3.0 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations, partially offset by an increase of tenant improvement additions and accelerated depreciation and amortization for early lease terminations or renewals during the year ended December 31, 2012. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio increased by $18.5 million primarily due to an increase of $31.0 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $12.5 million primarily due to a $7.7 million decrease related to the amortization of loan fee extension costs under the Amended Repurchase Agreements and a $3.8 million decrease due to an overall decrease to the average loan balance and lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $7.0 million and $6.2 million for the years ended December 31, 2011 and December 31, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales, dispositions other than by sale and principal paydowns.
During the year ended December 31, 2012, we recognized an impairment charge on real estate properties held for investment to reduce the book values of the real estate to their estimated fair values of $31.9 million, which consists of an impairment charge of $19.6 million with respect to eight properties (including one GKK Property). We also recognized an impairment charge of $12.3 million related to six GKK Properties that were held for non-sale disposition, which properties include those securing the BOA Windsor Mortgage Portfolio and 801 Market Street Mortgage Loan. Because the fair values for these properties determined in connection with our impairment analysis were substantially the same as the fair values for these properties calculated in connection with the determination of our estimated value per share approved by the board of directors on December 18, 2012, these impairments will have no substantial impact on our estimated value per share.  For further discussion of our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”  During the year ended December 31, 2011, we recognized an impairment on real estate of $6.8 million related to three properties.
The provision for loan losses for the year ended December 31, 2012 decreased by $11.9 million compared to the year ended December 31, 2011. During the year ended December 31, 2012, we recorded provision for loan losses of $0.1 million calculated on an asset-specific basis related to the 11 South LaSalle Loan and also charged-off $72.1 million of reserves for loan losses related to the write-off of the Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. During the year ended December 31, 2011, we recorded an overall reduction in provision for loan losses of $12.0 million, which consisted of a decrease of $18.1 million to the provision for loan losses calculated on a portfolio-basis and partially offset by an increase of $30.1 million calculated on an asset-specific basis.
During the year ended December 31, 2012, we sold the Fixed Rate Securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.
We recognized $5.0 million in income from an unconsolidated joint venture related to the Arden Portfolio (the “HSC Partners Joint Venture”) during the year ended December 31, 2011. On July 8, 2011, the members of the HSC Partners Joint Venture entered into an amendment to their joint venture operating agreement to convert another lender’s $30.0 million of outstanding mezzanine debt to preferred membership interests. The HSC Partners Joint Venture also agreed that any cash flows from the joint venture after monthly debt service payments to existing mortgage and mezzanine lenders would be used to pay down principal. On June 28, 2012, we entered into a membership interest repurchase agreement with HSC Partners Joint Venture to redeem our membership interest in the HSC Partners Joint Venture in exchange for a settlement of $0.8 million, which was recorded as income from an unconsolidated joint venture. As we have disposed of all of our interest in the HSC Partners Joint Venture, we will not receive further income from our investment in the HSC Partners Joint Venture.

We recognized a gain on sale of real estate of $53.7 million related to the disposition of six office properties, three industrial properties and 190 GKK Properties during the year ended December 31, 2012. During the year ended December 31, 2011, we recognized a gain on sale of real estate of $5.1 million related to the disposition of seven industrial properties and three office properties.
Income (loss) from discontinued operations for the year ended December 31, 2012 increased by $2.6 million compared to the year ended December 31, 2011.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of December 31, 2012. During the year ended December 31, 2012, we sold six office properties, three industrial properties and 190 GKK Properties and designated 108 GKK Properties as held for sale. During the year ended December 31, 2011, we sold seven industrial properties, three office properties and transferred the National Industrial Portfolio (consisting of 23 industrial properties and a master lease) to the lender in full satisfaction of the debt secured by the properties. Total revenues and other income from discontinued operations increased from $155.0 million during the year ended December 31, 2011 to $182.9 million during the year ended December 31, 2012.  Total expenses from discontinued operations increased from $158.4 million during the year ended December 31, 2011 to $183.7 million during the year ended December 31, 2012.
During the year ended December 31, 2012, we recognized an impairment charge on real estate from discontinued operations of $37.2 million with respect to three office properties, two industrial properties and 210 GKK Properties that were either held for sale or sold as of December 31, 2012. The impairment charge was a result of a change in the estimated hold period and the resulting change in the estimated cash flows during the hold period or a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the year ended December 31, 2011, we recognized an impairment charge on real estate from discontinued operations of $45.7 million with respect to seven office properties and seven industrial properties.
During the year ended December 31, 2012, we recognized a gain on extinguishment of debt from discontinued operations of $21.5 million related to the One Citizens Loan and the Goldman Mortgage Loan, which matured on January 11, 2012 and August 31, 2012, respectively. The gain on extinguishment of debt related to the One Citizens Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of $45.9 million and the carrying value of the real estate properties and other assets of approximately $34.9 million. The gain on extinguishment of debt related to the Goldman Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $175.9 million (excluding our subordinated interest in the Goldman Mortgage Loan in excess of the $12.0 million cash consideration from the lender for our subordinated interest in the loan) and the carrying value of the real estate properties and other assets of approximately $165.4 million, upon transfer of the property. During the year ended December 31, 2011, we recognized a gain on extinguishment of debt from discontinued operations of $115.5 million related to the National Industrial Portfolio Mortgage and Mezzanine Loans. The gain on extinguishment of debt related to the National Industrial Portfolio of $115.5 million (including amounts for noncontrolling interest of approximately $24.2 million) represents the difference between the carrying amount of the outstanding debt and other liabilities of $446.1 million and the carrying value of the real estate properties and other assets of $328.3 million, net of closing costs of $2.3 million, upon transfer of the properties.

Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010
The following table provides summary information about our results of operations for the year ended December 31, 2011 and 2010 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2011	2010
Rental income	$107,822	$80,385	$27,437	34%	$31,329	$(3,892)
Tenant reimbursements	29,749	15,496	14,253	92%	14,437	(184)
Interest income from real estate loans receivable	13,383	42,321	(28,938)	(68)%	N/A	N/A
Interest income from real estate securities	2,857	3,090	(233)	(8)%	N/A	N/A
Parking revenues and other operating income	2,273	2,329	(56)	(2)%	635	(691)
Operating, maintenance, and management costs	48,752	23,196	25,556	110%	24,305	1,251
Real estate taxes, property-related taxes and insurance	19,885	15,635	4,250	27%	5,146	(896)
Asset management fees to affiliate	13,622	14,317	(695)	(5)%	1,139	(1,834)
General and administrative expenses	20,280	7,035	13,245	188%	11,508	1,737
Depreciation and amortization expense	57,214	42,149	15,065	36%	17,833	(2,768)
Interest expense	51,313	34,106	17,207	50%	15,835	1,372
Impairment charge on real estate	6,833	—	6,833	100%	—	6,833
Provision for loan losses	11,999	11,046	953	9%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	134	2,011	(1,877)	(93)%	N/A	N/A
Income from unconsolidated joint venture	5,029	7,701	(2,672)	(35)%	N/A	N/A
Gain on sales of real estate, net	5,141	5,646	(505)	(9)%	—	(505)
Other income	1,600	—	1,600	100%	—	1,600
Loss from discontinued operations	(3,422)	(2,531)	(891)	35%	(8,674)	7,783
Impairment charge on discontinued operations	(45,744)	(123,453)	77,709	(63)%	—	77,709
Gain from extinguishment of debt	115,531	—	115,531	100%	—	115,531
Rental income from our real estate properties increased by $27.4 million primarily due to an increase of $31.3 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $3.9 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower rental rates for the year ended December 31, 2011 and a decrease in lease termination fees.
Tenant reimbursements from our real estate properties increased by $14.2 million primarily due to an increase of $14.4 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.2 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower recovery of operating expenses during 2011 caused by the reset of tenant base years (as a result of new tenants and lease renewals) and lower reimbursable utility expenses and property taxes for certain properties.
The $28.9 million decrease in interest income from loans receivable was primarily due to the following:

•
A net decrease of $20.9 million related to the GKK Mezzanine Loan. On September 1, 2011, we, through KBS, entered into the Settlement Agreement in satisfaction of the GKK Mezzanine Loan. As of December 15, 2011, GKK Stars had indirectly transferred to us all of the 867 GKK Properties that had indirectly secured the GKK Mezzanine Loan.

•	A decrease of $4.6 million related to the pay-off of the 55 East Monroe Mezzanine Loan Origination on September 9, 2010.

•
A decrease of $0.8 million related to the foreclosure on the properties secured by the Artisan Multifamily Portfolio Mezzanine Loan by the first mortgage lender on January 21, 2011 and our write-off of this investment.

•	A decrease of $2.5 million related to the maturity and default of the 11 South LaSalle Loan on September 1, 2010.

Property operating, maintenance, and management costs from our real estate properties increased by $25.6 million primarily due to an increase of $24.3 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs increased by $1.3 million due to an increase of $0.4 million in bad debt expense related to rental revenues and $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan and as well as an increase of $0.1 million in utilities and other operating expenses related to our real estate portfolio.
Real estate taxes, property-related taxes and insurance from our real estate properties increased by $4.3 million primarily due to an increase of $5.2 million related to the transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes and insurance decreased by $0.9 million primarily due to adjustments in the property tax estimates for two properties.
The $0.7 million decrease in asset management fees was due to the dispositions of real estate loans receivable and the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.
General and administrative expenses increased by $13.2 million primarily due to an increase of $11.5 million related to the transfer of the GKK Properties. Excluding the GKK Properties transfer expenses, general and administrative expenses increased by $1.7 million primarily related to higher legal fees, professional fees and expenses related to the Transfer of the GKK Properties, partially offset by a decrease in fees and expenses related to the Tribeca Building. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $15.0 million primarily due to an increase of $17.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $2.8 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations, partially offset by an increase of accelerated depreciation and amortization for early lease terminations or renewals during the year ended December 31, 2011.
Interest expense from the financing of our portfolio increased by $17.2 million primarily due to an increase of $15.8 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense increased by $1.4 million primarily due to a $2.7 million increase related to the amortization of loan fee extension costs of $8.5 million under the Amended Repurchase Agreements, partially offset by a $1.0 million decrease due to a repayment in full of all mortgage debt on the Tribeca Building and a $0.3 million decrease due to a lower interest rate as a result of refinancing a portion of our debt. Included in interest expense is the amortization of deferred financing costs of $1.4 million and $7.0 million for the years ended December 31, 2010 and December 31, 2011, respectively.
During the year ended December 31, 2011, we recognized an impairment charge on real estate properties held for investment to reduce the book values of the real estate to their estimated fair values of $6.8 million with respect to three real estate properties. We did not recognize any impairment charges on real estate held for investment during the year ended December 31, 2010.
The provision for loan losses for the year ended December 31, 2011 increased by $1.0 million compared to the year ended December 31, 2010. During the year ended December 31, 2011, we recorded provision for loan losses of $12.0 million, which consisted of $30.1 million calculated on an asset-specific basis and partially offset by a decrease of $18.1 million calculated on a portfolio-basis. The provision for loan losses calculated on an asset-specific basis related to the 11 South LaSalle Loan Origination, the Park Central Mezzanine Loan and the San Antonio Business Park Mortgage Loan. We also charged-off $35.4 million of reserves for loan losses during the year ended December 31, 2011. During the year ended December 31, 2010, we recorded a provision for loan losses of $11.0 million, which consisted of an increase of a $16.9 million calculated on an asset-specific basis and partially offset by a reduction of $5.9 million calculated on a portfolio-basis. The asset-specific reserves related to the Artisan Multifamily Portfolio Mezzanine Loan.
We recognized $5.0 million and $7.7 million in income from an unconsolidated joint venture related to the Arden Portfolio during the years ended December 31, 2011 and 2010, respectively. See “— Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011” above for a discussion of the membership interest repurchase agreement with HSC Partners Joint Venture.
We recognized $1.6 million in other income during the year ended December 31, 2011 due to the write-off of the liability related to the $1.6 million of advances provided by our advisor as we determined that it was unlikely that we would meet the requirements at any future date to be obligated to reimburse our advisor for these amounts.

We recognized a gain on sale of real estate of $5.1 million related to the disposition of seven industrial properties and three office properties during the year ended December 31, 2011. During the year ended December 31, 2010, we recognized a gain on sale of real estate of $5.6 million related to the disposition of one office property and one industrial property.
Loss from discontinued operations for the year ended December 31, 2011 increased by $0.9 million compared to the year ended December 31, 2010.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of December 31, 2012. Total revenues and other income from discontinued operations increased from $104.5 million during the year ended December 31, 2010 to $155.0 million during the year ended December 31, 2011.  Total expenses from discontinued operations increased from $107.0 million during the year ended December 31, 2010 to $158.4 million during the year ended December 31, 2011.
During the year ended December 31, 2011, we recognized an impairment charge on real estate from discontinued operations of $45.7 million with respect to seven office properties and seven industrial properties that were either held for sale or sold during the year ended December 31, 2011. The impairment charge was a result of a change in the estimated hold period and the resulting change in the estimated cash flows during the hold period or a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we had entered into, offers received which we intended to accept or broker estimates of value. During the year ended December 31, 2010, we recognized an impairment charge on real estate from discontinued operations of $123.5 million with respect to 17 properties within the National Industrial Portfolio joint venture. As of December 31, 2010, we held an 80% membership interest in the joint venture and consolidated the joint venture in our financial statements. As a result of revising our cash flow projections and holding period for the National Industrial Portfolio joint venture, we determined that the estimated undiscounted cash flows during the revised holding period (including proceeds from the disposal of the investment) were not sufficient to recover the carrying value of certain of the properties in the National Industrial Portfolio; therefore, we recognized an impairment charge of $123.5 million with respect to 17 properties within the National Industrial Portfolio to reduce the carrying value of these properties to their estimated fair values.
During the year ended December 31, 2011, we recognized a gain on extinguishment of debt from discontinued operations of $115.5 million related to the National Industrial Portfolio Mortgage and Mezzanine Loans. See “— Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011.”
Funds from Operations and Modified Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In connection with NAREIT’s Accounting and Financial Standards Hot Topics, we are excluding impairment charges on real estate assets from our calculation of FFO. We have also restated FFO from prior periods to exclude these impairment charges. NAREIT believes that impairment charges on real estate assets are often early recognition of losses on prospective sales of properties, and therefore, the exclusion of these impairments is consistent with the exclusion of gains and losses recognized from the sales of real estate. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of FFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.
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

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes non-operating items included in FFO and MFFO also excludes non-cash items such as straight-line rental revenue. Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight‑line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, gain on extinguishment of debt and impairment charges related to our real estate-related investments are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

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

•
Gain on extinguishment of debt. A gain on extinguishment of debt represents the difference between the fair value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the gain from extinguishment of debt in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and

•
Impairment charge on real estate loans receivable.  An impairment charge on real estate loans receivable represents a write-down of the carrying value of a real estate loan to reflect the current valuation of the asset, whether or not the asset is intended to be held long-term.  Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of MFFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance.  We believe it is useful to investors to have a supplemental metric that addresses core operating performance directly and therefore excludes such things as impairment charges on real estate loans receivable.

Our calculation of FFO and MFFO is presented in the table below for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2012	2011	2010
Net loss attributable to common stockholders	$(43,142)	$(19,338)	$(90,352)
Depreciation of real estate assets	47,888	29,851	20,444
Depreciation of real estate assets - discontinued operations	22,505	31,051	22,691
Amortization of lease-related costs	41,641	27,363	21,705
Amortization of lease-related costs - discontinued operations	28,029	21,773	15,833
Impairment charges on real estate	31,882	6,833	—
Impairment charges on real estate - discontinued operations	37,218	45,744	123,453
Gain on sale of foreclosed real estate held for sale	(127)	(134)	(2,011)
Gain on sale of real estate, net	(53,691)	(5,141)	(5,646)
Gain on sale of real estate securities	(25,456)	—	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	(2,053)	(27,699)
FFO	86,747	135,949	78,418
Straight-line rent and amortization of above- and below-market leases	(24,429)	(16,188)	(8,912)
Gain from extinguishment of debt	(21,513)	(115,531)	—
Amortization of discounts and closing costs	(575)	(860)	(3,563)
Impairment charges on real estate loans receivable	142	11,999	11,046
Amortization of discount on mortgage loans related to the GKK Properties	1,429	3,983	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	23,867	22
MFFO	$41,801	$43,219	$77,011
_____________________
(1) Relates to the noncontrolling interest holder’s share of our consolidated joint venture for the FFO and MFFO adjustments noted above.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows during 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From Operations
Period			Cash	Reinvested	Total
First Quarter 2012	$16,227	$0.085	$13,594	$11,131	$24,725	$7,801
Second Quarter 2012	—	—	—	—	—	5,030
Third Quarter 2012	—	—	—	—	—	9,584
Fourth Quarter 2012	—	—	—	—	—	12,023
	$16,227	$0.085	$13,594	$11,131	$24,725	$34,438
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

For the year ended December 31, 2012, we paid aggregate distributions of $24.7 million, including $13.6 million of distributions paid in cash and $11.1 million of distributions reinvested through our dividend reinvestment plan (which terminated effective April 10, 2012). As discussed below, all distributions were paid during the three months ended March 31, 2012. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with $7.8 million of cash flows from operations from the three months ended March 31, 2012 and $16.9 million of a combination of operating cash reserves from prior periods, proceeds from the sale of properties in 2012 and 2011 and proceeds from debt financing. For purposes of determining the sources of our distributions paid, we assume first that we use current period cash flows from operations, operating cash reserves from prior periods, proceeds from asset sales and proceeds from financings from the relevant periods to fund distribution payments. For information with respect to our FFO for the three months ended March 31, 2012, see our Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC.
We have paid distributions with proceeds from asset sales, financings and our cash flows from operations.  On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt.  Our primary focus was the repayment of our Amended Repurchase Agreements.  On August 17, 2012, we paid in full the entire principal balance outstanding under the Amended Repurchase Agreements with proceeds from a mezzanine loan.  In December 2012, we paid in full the principal balance under that mezzanine loan with proceeds from asset sales. We also expect to use available funds to continue to pay down our debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders.  After repaying some of our other debt obligations through the suspension of monthly distribution payments and the sale of certain assets, we plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
As a result of general economic conditions over the last several years, our portfolio has experienced increasing pressure from declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments resulting in a decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down-sizing, have placed downward pressure on our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. Asset sales in 2011 and 2012 and expected future asset sales have resulted in and will result in further decreases in operating cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. In addition, current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to cover our operations. If our cash flow from operations deteriorates, we will be more dependent on asset sales to fund our operations and for our liquidity needs. These factors could also reduce our stockholders’ overall investment return.
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
Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight‑line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general‑purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre‑petition and post‑petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
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
We generally recognize income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost‑recovery basis, where all cash receipts are applied against the carrying value of the loan. We consider the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost‑recovery basis.

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

Buildings	15 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
We assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.

We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.
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
The reserve for loan losses is a valuation allowance that reflects our estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “Provision for loan losses” in our consolidated statements of operations and is decreased by charge‑offs to specific loans when losses are confirmed. The reserve for loan losses includes a portfolio‑based component and an asset‑specific component.
An asset‑specific reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of our loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio‑based reserve covers the pool of loans that do not have asset‑specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but we do not know which specific loans within the pool will ultimately result in losses. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, we assign estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, our willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non‑recurring basis (e.g., carrying value of impaired real estate loans receivable and long‑lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three‑tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we utilize quoted market prices from independent third‑party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid‑ask spread or significant increase in the bid‑ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal‑to‑principal market).
We consider the following factors to be indicators of non‑orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, returns for the calendar years 2007 through 2011 remain subject to examination by major tax jurisdictions.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Disposition of Properties Subsequent to December 31, 2012
Subsequent to December 31, 2012 and through March 12, 2013, we sold 30 GKK Properties, which were classified as held for sale as of December 31, 2012, for $36.1 million (net of selling costs), which resulted in net sales proceeds of $4.1 million after the repayment of debt outstanding. The net sales proceeds from the sales of these GKK Properties were used to fund loan reserves. In addition, on March 8, 2013, we sold 40 of the PB Capital Properties to the PB Capital Buyer for an aggregate purchase price of $240.9 million, excluding closing costs (see discussion below).
PB Capital Sale Agreement
On November 6, 2012, we, through an indirect wholly owned subsidiary (the “PB Capital Owner”) that owns certain office properties, operations centers and bank branches, entered into various purchase and sale agreements (collectively, the “PB Capital Sale Agreement”) for the sale of 41 properties, containing 3.4 million rentable square feet (the “PB Capital Properties”), to National Financial Realty — WFB East Coast, LLC (the “PB Capital Buyer”), an unaffiliated entity.  Pursuant to the PB Capital Sale Agreement, the purchase price for the PB Capital Properties was $250.0 million.  On March 8, 2013, we sold 40 of the PB Capital Properties to the PB Capital Buyer for an aggregate purchase price of $240.9 million, excluding closing costs.  The aggregate purchase price includes the assumption by the PB Capital Buyer of a mortgage loan at the face amount secured by the PB Capital Properties. This mortgage loan had an outstanding principal balance of $210.5 million.
Certain of the PB Capital Properties are leased to Wells Fargo under a master lease whereby Wells Fargo may exercise rights of first offer or rights of first refusal.  Wells Fargo exercised its right of first refusal with respect to one of the PB Capital Properties containing 111,898 rentable square feet and on January 10, 2013, Wells Fargo purchased that PB Capital Property from the PB Capital Owner for a purchase price of $9.1 million.
As of December 31, 2012, the carrying value of the PB Capital Properties (including above and below market lease intangibles, and excluding other assets and liabilities transferred to the PB Capital Buyer) in our consolidated financial statement was approximately $218.9 million.
Share Redemption Program
On March 6, 2013, our board of directors approved an amended and restated share redemption program (the “Amended Share Redemption Program”). For more information, see Part II, Item 9B, “Other Information — Share Redemption Program.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to (i) maintain liquidity, (ii) fund the financing and refinancing of our real estate investment portfolio, and (iii) fund operations and payments on the debt assumed in connection with the Settlement Agreement. We are also exposed to the effects of changes in interest rates as a result of our investments in mortgage, mezzanine and other loans and investments in real estate related assets. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the overall returns to our common stockholders and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and the weighted-average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2012 based on the maturity dates and the notional amounts and average pay and receive rates of our derivative instruments as of December 31, 2012 based on maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amounts (1)
	2013	2014	2015	2016	2017	Thereafter		Fair Value
Assets
Loans receivable
Mezzanine loans - fixed rate	$—	$—	$—	$—	$5,033	$—	$5,033	$2,771
Average effective interest rate (2)	—	—	—	—	7.1%	—	7.1%
Mortgage loans - fixed rate	$6,850	$—	$—	$—	$—	$—	$6,850	$6,767
Average effective interest rate (2)	9.5%	—	—	—	—	—	9.5%
B-notes - fixed rate	$—	$—	$—	$—	$19,185	$—	$19,185	$15,629
Average effective interest rate (2)	—	—	—	—	11.5%	—	11.5%
Liabilities
Notes payable
Fixed rate	$88,442	$76,375	$—	$62,200	$—	$—	$227,017	$235,680
Average interest rate (3)	5.8%	5.9%	—	5.9%	—	—	5.9%
Fixed rate - GKK Properties mortgage loans	$69,698	$—	$36,371	$64,706	$127,322	$326,855	$624,952	$613,529
Average interest rate (3)	6.5%	—	5.1%	5.5%	6.2%	6.4%	6.2%
Variable rate	$13,753	$—	$198,680	$—	$—	$—	$212,433	$208,100
Average interest rate (3)	3.0%	—	2.8%	—	—	—	2.8%
Variable rate - GKK Properties mortgage loans	$256,131	$—	$—	$—	$—	$—	$256,131	$258,614
Average interest rate (3)	2.8%	—	—	—	—	—	2.8%
Derivative instruments
Interest rate swaps, notional amount	$34,275	$—	$—	$—	$—	$—	$34,275	$115
Average pay rate (4)	2.3%	—	—	—	—	—	2.3%
Average receive rate (5)	0.2%	—	—	—	—	—	0.2%
_____________________
(1) Book value of loans receivable is presented gross of portfolio-based reserve and asset-specific reserves.
(2) The average effective interest rate is calculated based on actual interest income recognized in 2012, including interest income recognized through accretion of discounts, calculated using the interest method divided by the average cost basis of the investment less the unamortized discount. The annual effective interest rates and maturity dates presented are as of December 31, 2012.
(3) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2012 is calculated as the actual interest rate in effect at December 31, 2012 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at December 31, 2012, where applicable.
(4) Average pay rate is the interest rate swap fixed rate.
(5) Average receive rate is the 30-day LIBOR rate at December 31, 2012.

We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2012, the fair value and book value of our fixed rate real estate loans receivable were $25.2 million and $28.8 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2012, the fair value of our fixed rate debt was $849.2 million and the carrying value of our fixed rate debt was $852.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $437.6 million of our $471.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $34.3 million of our variable rate debt. Based on interest rates as of December 31, 2012, if interest rates are 100 basis points higher during the 12 months ending December 31, 2013, interest expense on our variable rate debt outstanding would increase by approximately $4.0 million. As of December 31, 2012, one‑month LIBOR was 0.2087% and if this index was reduced to 0% during the 12 months ending December 31, 2013, interest expense on our variable rate debt would decrease by $0.8 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of December 31, 2012 was 10.3%. The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2012, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2012 were 6.1% and 2.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2012 (consisting of the contractual interest rate and the effect of interest rate caps, floors and swaps), using interest rate indices as of December 31, 2012, where applicable.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) or 15d‑15(f) promulgated under the Securities Exchange Act of 1934, as amended.
In connection with the preparation of our Form 10‑K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control‑Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Share Redemption Program
On March 6, 2013, our board of directors approved the Amended Share Redemption Program. Pursuant to the Amended Share Redemption Program, we have modified how we will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
There were no other changes to the share redemption program. The Amended Share Redemption Program will be effective for redemptions under the program 30 days after we file this Annual Report on Form 10-K. The complete plan document is filed as an exhibit to this Annual Report on Form 10-K and is available at the SEC’s website at http://www.sec.gov.

PART III
We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreit.com.
The other information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein at pages F-49 through F-71 of this report:
Schedule II - Valuation and Qualifying Accounts
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
Schedule IV - Mortgage Loans on Real Estate

(b)	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006

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

10.1
First Amendment to Operating Agreement of HC KBS NIP JV, LLC (related to the National Industrial Portfolio joint venture), by and between HC NIP JV, LLC and KBS NIP JV Member LLC, dated March 5, 2012, incorporated by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

10.2
Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of March 20, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012

10.3
Asset Management Services Agreement, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, dated as of March 30, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012

10.4
Agreement for Sale of Membership Interests (related to BBD-1), by and between KBS Acquisition Sub-Owner 2, LLC and BBD1 Holdings LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.5
First Amendment to Asset Management Services Agreement (related to BBD-1), by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.6
Loan Agreement (related to Gramercy/Garrison Mezzanine Loan), by and among KBS REIT Properties, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC, KBS Acquisition Sub-Owner 8, LLC, Gramercy Investment Trust, Garrison Commercial Funding XI LLC, and Gramercy Loan Services LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.7
Promissory Note (related to Gramercy/Garrison Mezzanine Loan), by KBS REIT Properties, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, for the benefit of Garrison Commercial Funding XI LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

Ex.	Description

10.8
Promissory Note (related to Gramercy/Garrison Mezzanine Loan), by KBS REIT Properties, LLC, KBS Acquisition Sub-Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, for the benefit of Gramercy Investment Trust, dated as of August 17, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.9
Guaranty (related to Gramercy/Garrison Mezzanine Loan), by the Company, for the benefit of Gramercy Investment Trust, Garrison Commercial Funding XI LLC and Gramercy Loan Services LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.10
Pledge and Security Agreement (related to Gramercy/Garrison Mezzanine Loan), by KBS Acquisition Sub, LLC, for the benefit of Gramercy Loan Services LLC, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.11
Pledge and Security Agreement (related to Gramercy/Garrison Mezzanine Loan), by KBS REIT Properties, LLC, for the benefit of Gramercy Loan Services LLC, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.12
Pledge and Security Agreement (related to Gramercy/Garrison Mezzanine Loan), by KBS Acquisition Sub‑Owner 5, LLC, KBS Acquisition Sub-Owner 6, LLC, KBS Acquisition Sub-Owner 7, LLC and KBS Acquisition Sub-Owner 8, LLC, for the benefit of Gramercy Loan Services LLC, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, dated as of August 17, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.13
Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of November 8, 2012, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012

10.14	First Amendment to Agreement for Sale of Membership Interests (related to BBD-1), by and between KBS Acquisition Sub-Owner 2, LLC and GPT GIG BOA Portfolio Holdings LLC, dated as of November 6, 2012

10.15
Omnibus Agreement (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and KBS REIT Properties, LLC, dated as of dated as of November 6, 2012

10.16
Purchase and Sale Agreement (RFR Properties) (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and KBS REIT Properties, LLC, dated as of dated as of November 6, 2012, with attached schedule referencing substantially similar RFR Properties omitted

10.17
Purchase and Sale Agreement (ROFO Properties) (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and KBS REIT Properties, LLC, dated as of dated as of November 6, 2012, with attached schedule referencing substantially similar ROFO Properties omitted

10.18
Purchase and Sale Agreement (Standard Properties) (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and KBS REIT Properties, LLC, dated as of dated as of November 6, 2012, with attached schedule referencing substantially similar Standard Properties omitted

10.19
Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of December 21, 2012

10.20
First Amendment to Purchase and Sale Agreement (RFR Properties) (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of dated as of December 14, 2012, with attached schedule referencing substantially similar RFR Properties omitted

10.21
First Amendment to Purchase and Sale Agreement (ROFO Properties) (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of dated as of December 14, 2012, with attached schedule referencing substantially similar ROFO Properties omitted

10.22
First Amendment to Purchase and Sale Agreement (Standard Properties) (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of dated as of December 14, 2012, with attached schedule referencing substantially similar Standard Properties omitted

Ex.	Description

10.23
Second Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 15, 2013

10.24
Third Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 16, 2013

10.25
Fourth Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 17, 2013

10.26
Fifth Omnibus Amendment to Purchase and Sale Agreement and First Amendment to Omnibus Agreement (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and National Financial Realty - East Coast Portfolio I, LLC, dated as of January 18, 2013

10.27
Second Amendment to Purchase and Sale Agreement (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and National Financial Realty - East Coast Portfolio I, LLC, dated as of February 28, 2013

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 20, 2012, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

99.2	Amended and Restated Share Redemption Program, dated March 6, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 13, 2013

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Real estate held for investment:
Land	$329,070	$336,429
Buildings and improvements	1,167,283	1,202,553
Tenant origination and absorption costs	129,832	142,224
Total real estate held for investment, at cost and net of impairment charges	1,626,185	1,681,206
Less accumulated depreciation and amortization	(179,037)	(132,636)
Total real estate held for investment, net	1,447,148	1,548,570
Real estate held for sale, net	301,686	1,415,663
Foreclosed real estate held for sale	26,275	28,848
Total real estate, net	1,775,109	2,993,081
Real estate loans receivable, net	28,846	45,024
Real estate securities	16,411	46,249
Total real estate and real estate-related investments, net	1,820,366	3,084,354
Cash and cash equivalents	254,578	53,991
Restricted cash	112,916	122,090
Pledged government securities	—	91,541
Rents and other receivables, net	49,292	41,981
Above-market leases, net	32,055	39,635
Assets related to real estate held for sale	1,178	28,772
Deferred financing costs, prepaid expenses and other assets	33,170	42,424
Total assets	$2,303,555	$3,504,788
Liabilities and equity
Notes payable and repurchase agreements:
Notes payable	$1,056,081	$1,091,462
Repurchase agreements	—	149,657
Notes payable related to real estate held for sale	264,452	1,058,089
Total notes payable and repurchase agreements	1,320,533	2,299,208
Accounts payable and accrued liabilities	40,506	57,355
Due to affiliates	104	—
Distributions payable	—	8,498
Below-market leases, net	69,277	83,363
Liabilities related to real estate held for sale	34,803	124,563
Other liabilities	56,917	71,544
Total liabilities	1,522,140	2,644,531
Commitments and contingencies (Note 16)
Redeemable common stock	10,000	45,376
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 191,061,016 and 190,731,533 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,911	1,907
Additional paid-in capital	1,677,725	1,639,228
Cumulative distributions and net losses	(909,401)	(850,032)
Accumulated other comprehensive income	1,180	23,778
Total stockholders’ equity	771,415	814,881
Total liabilities and stockholders’ equity	$2,303,555	$3,504,788
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$171,442	$107,822	$80,385
Tenant reimbursements	54,606	29,749	15,496
Interest income from real estate loans receivable	3,189	13,383	42,321
Interest income from real estate securities	689	2,857	3,090
Parking revenues and other operating income	3,657	2,273	2,329
Total revenues	233,583	156,084	143,621
Expenses:
Operating, maintenance, and management	84,907	48,752	23,196
Real estate taxes, property-related taxes, and insurance	29,979	19,885	15,635
Asset management fees to affiliate	11,598	13,622	14,317
General and administrative expenses	22,447	20,280	7,035
Depreciation and amortization	89,529	57,214	42,149
Interest expense	69,765	51,313	34,106
Impairment charge on real estate held for investment	31,882	6,833	—
Provision for loan losses	142	11,999	11,046
Total expenses	340,249	229,898	147,484
Other income
Gain on sales of foreclosed real estate held for sale	127	134	2,011
Gain on sales of real estate securities	25,456	—	—
Income from unconsolidated joint venture	750	5,029	7,701
Other interest income	54	102	110
Other income	—	1,600	—
Total other income	26,387	6,865	9,822
Income (loss) from continuing operations	(80,279)	(66,949)	5,959
Discontinued operations:
Gain on sales of real estate, net	53,691	5,141	5,646
Loss from discontinued operations	(849)	(3,422)	(2,531)
Impairment charges on discontinued operations	(37,218)	(45,744)	(123,453)
Gain from extinguishment of debt	21,513	115,531	—
Total gain (loss) from discontinued operations	37,137	71,506	(120,338)
Net income (loss)	(43,142)	4,557	(114,379)
Net (income) loss attributable to noncontrolling interest in discontinued operations	—	(23,895)	24,027
Net loss attributable to common stockholders	$(43,142)	$(19,338)	$(90,352)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.42)	$(0.48)	$0.16
Discontinued operations	0.19	0.38	(0.66)
Net loss per common share	$(0.23)	$(0.10)	$(0.50)
Weighted-average number of common shares outstanding, basic and diluted	191,547,385	188,134,294	182,437,352
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(43,142)	$4,557	$(114,379)
Other comprehensive income (loss)
Reclassification of realized gain on real estate securities	(25,240)	—	—
Unrealized change in market value of real estate securities	1,294	28,902	6,145
Unrealized gains on derivative instruments	1,348	3,912	1,549
Total other comprehensive income (loss)	(22,598)	32,814	7,694
Total comprehensive income (loss)	(65,740)	37,371	(106,685)
Total comprehensive income (loss) attributable to noncontrolling interests	—	(23,986)	24,056
Total comprehensive income (loss) attributable to common stockholders	$(65,740)	$13,385	$(82,629)
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2009	179,431,593	$1,794	$1,548,512	$(545,805)	$(16,668)	$987,833	$4,787	$992,620
Net loss	—	—	—	(90,352)	—	(90,352)	(24,027)	(114,379)
Other comprehensive income	—	—	—	—	7,723	7,723	(29)	7,694
Noncontrolling interest contributions	—	—	—	—	—	—	158	158
Distributions to noncontrolling interest	—	—	—	—	—	—	(3,225)	(3,225)
Issuance of common stock	6,480,377	65	46,475	—	—	46,540	—	46,540
Redemptions of common stock	(591,875)	(6)	(4,241)	—	—	(4,247)	—	(4,247)
Transfers to redeemable common stock	—	—	11,359	—	—	11,359	—	11,359
Distributions declared	—	—	—	(95,761)	—	(95,761)	—	(95,761)
Commissions on stock issuances to affiliate	—	—	(1,160)	—	—	(1,160)	—	(1,160)
Other offering costs	—	—	(97)	—	—	(97)	—	(97)
Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Net (loss) income	—	—	—	(19,338)	—	(19,338)	23,895	4,557
Other comprehensive income	—	—	—	—	32,723	32,723	91	32,814
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,650)	(1,650)
Issuance of common stock	6,351,438	63	46,429	—	—	46,492	—	46,492
Redemptions of common stock	(940,000)	(9)	(6,872)	—	—	(6,881)	—	(6,881)
Transfers to redeemable common stock	—	—	6	—	—	6	—	6
Distributions declared	—	—	—	(98,776)	—	(98,776)	—	(98,776)
Commissions on stock issuances to affiliate	—	—	(1,115)	—	—	(1,115)	—	(1,115)
Other offering costs	—	—	(68)	—	—	(68)	—	(68)
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881	$—	$814,881
Net loss	—	—	—	(43,142)	—	(43,142)	—	(43,142)
Other comprehensive loss	—	—	—	—	(22,598)	(22,598)	—	(22,598)
Issuance of common stock	1,713,996	17	11,114	—	—	11,131	—	11,131
Redemptions of common stock	(1,384,513)	(13)	(7,715)	—	—	(7,728)	—	(7,728)
Transfers from redeemable common stock	—	—	35,376	—	—	35,376	—	35,376
Distributions declared	—	—	—	(16,227)	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)	—	(262)
Other offering costs	—	—	(16)	—	—	(16)	—	(16)
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415	$—	$771,415
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(43,142)	$4,557	$(114,379)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	89,529	57,214	42,149
Discontinued operations	50,534	52,824	38,524
Income from unconsolidated joint venture	—	(5,029)	(7,701)
Distribution of earnings from unconsolidated joint venture	—	5,029	7,701
Impairment charge on real estate - continuing operations	31,882	6,833	—
Impairment charges on real estate - discontinued operations	37,218	45,744	123,453
Amortization of investment in master lease	—	436	647
Noncash interest income on real estate-related investments	(575)	(860)	(3,563)
Change in provision for loan losses	53	11,935	11,046
Deferred rent	(6,662)	(7,654)	(6,932)
Bad debt expense	835	2,276	654
Amortization of deferred financing costs	6,850	8,112	2,460
Amortization of above- and below-market leases, net	(17,767)	(8,970)	(2,627)
Amortization of cost of derivative instruments	—	474	121
Gain on sales of foreclosed real estate held for sale	(127)	(134)	(2,011)
Gain on sales of real estate, net	(53,691)	(5,141)	(5,646)
Gain on sales of real estate securities	(25,456)	—	—
Gain from extinguishment of debt	(21,513)	(115,531)	—
Amortization of discount and premium on notes payable, net	1,429	3,983	—
Other amortization	—	—	718
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	2,809	6,782	1,909
Rents and other receivables	2,801	(218)	(4,034)
Prepaid expenses and other assets	2,444	(15,330)	(10,585)
Accounts payable and accrued liabilities	(5,049)	(391)	(6,713)
Due to affiliates	104	(6,995)	514
Other liabilities	(18,068)	(887)	(12,317)
Net cash provided by operating activities	34,438	39,059	53,388
Cash Flows from Investing Activities:
Improvements to real estate	(21,805)	(34,685)	(20,793)
Proceeds from sales of real estate, net	833,469	176,857	71,118
Proceeds from sales of foreclosed real estate held for sale	2,700	20,396	44,819
Proceeds from sale of real estate loans receivable	16,830	32,381	4,084
Investments in real estate loans receivable	—	(41,159)	(4,105)
Principal repayments on real estate loans receivable	18	360	70,768
Extension fees related to real estate loans receivable	103	83	3,547
Proceeds from sale of real estate securities	46,214	—	—
Purchases of pledged securities	(1,833)	—	—
Maturities of pledged securities	10,424	—	—
Cash received from the Transfer of the GKK Properties	—	32,141	—
Net change in restricted cash for capital expenditures	2,558	2,948	(2,507)
Net cash provided by investing activities	888,678	189,322	166,931
Cash Flows from Financing Activities:
Proceeds from notes payable	159,382	172,839	43,015
Principal payments on notes payable	(699,525)	(260,312)	(98,270)
Principal payments on repurchase agreements	(149,657)	(162,396)	(9,660)
Cash surrendered from deed in lieu of foreclosures	(162)	(2,349)	—
Purchase of derivative instruments	—	—	(179)
Net change in restricted cash for debt service obligations	(8,410)	—	—
Payments of deferred financing costs	(2,557)	(12,326)	(1,217)
Payments to redeem common stock	(7,728)	(6,881)	(4,247)
Payments of commissions on stock issuances and other offering costs	(278)	(1,183)	(1,257)
Distributions paid to common stockholders	(13,594)	(52,040)	(48,958)
Noncontrolling interest contributions	—	—	158
Distributions paid to noncontrolling interest	—	(1,650)	(3,225)
Net cash used in financing activities	(722,529)	(326,298)	(123,840)
Net increase (decrease) in cash and cash equivalents	200,587	(97,917)	96,479
Cash and cash equivalents, beginning of period	53,991	151,908	55,429
Cash and cash equivalents, end of period	$254,578	$53,991	$151,908
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2012, the Company owned 544 real estate properties (of which six properties were held for non-sale disposition and 108 properties were held for sale), including the GKK Properties (defined below). In addition, as of December 31, 2012, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by the Company and are held for sale.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of December 31, 2012, the Company had redeemed 8,374,564 of the shares sold in the Offering for $70.2 million.
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
December 31, 2012

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
On August 17, 2012, the Company, through KBS Acquisition Sub, entered into an amendment to its Services Agreement (the “Amended Services Agreement”) with the Property Manager. Pursuant to the Amended Services Agreement, the annual fee to be paid for the Services was reduced to $9.0 million, upon the sale by the Company of the BBD1 Equity Interests to the BBD1 Buyer, an affiliate of the Property Manager, on December 6, 2012 (see Note 7, “Real Estate Held for Sale and Discontinued Operations - BBD1 Disposition”). The Amended Services Agreement will terminate on December 31, 2015. The initial date on which either party can terminate the Amended Services Agreement also has been extended by six months as follows: on or after September 30, 2013, the Company may terminate the Amended Services Agreement with an effective termination date of March 31 (except for calendar year 2013) or September 30 of any calendar year (including September 30, 2013), on ninety days written notice to the Property Manager, with the payment of a termination fee of up to $5.0 million and subject to certain other terms contained in the agreement; and on or after June 30, 2013, the Property Manager may terminate the Amended Services Agreement on ninety days written notice to the Company, without the payment of a termination fee and subject to certain other terms contained in the agreement.

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
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2011, the Company had classified 250 properties as held for sale, of which 247 properties were GKK Properties. During the year ended December 31, 2012, the Company disposed of 199 properties (including 190 GKK Properties), some of which were held for sale as of December 31, 2011. As of December 31, 2012, the Company had classified 108 GKK Properties as held for sale. Additionally, as of December 31, 2012, the Company reclassified one property that was previously held for sale to held for investment. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during the period ended December 31, 2012, as discontinued operations for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general‑purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre‑petition and post‑petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
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
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost‑recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost‑recovery basis.
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
December 31, 2012

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

Buildings	15 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
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
The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.
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
December 31, 2012

Real Estate Held for Non-Sale Disposition
The Company considers real estate assets that do not meet the criteria for held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition.  The assets and liabilities related to real estate held for non-sale disposition are included in the Company’s consolidated balance sheets and the results of operations are presented as part of continuing operations in the Company’s consolidated statements of operations for all periods presented.  The assets and liabilities of these properties will be removed from the Company’s consolidated balance sheets and the results of operations will be reclassified to discontinued operations on the Company’s consolidated statements of operations upon the ultimate disposition of the real estate.
Foreclosed Real Estate Held for Sale
Foreclosed real estate held for sale consists of properties transferred through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Company intends to market for sale in the near term. Foreclosed real estate held for sale is recorded at the estimated fair value of the real estate less costs to sell, or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell, if any, is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in the Company’s consolidated statements of operations. The gain or loss on final disposition of foreclosed real estate held for sale is recorded as other income and is considered income (loss) from continuing operations as it represents the final stage of the Company’s loan collection process.
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
An asset-specific reserve relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.
A portfolio-based reserve covers the pool of loans that do not have asset-specific reserves. A provision for loan losses is recorded when available information as of each balance sheet date indicates that it is probable that a loss occurred in the pool of loans and the amount of the loss can be reasonably estimated, but the Company does not know which specific loans within the pool will ultimately result in losses. Required reserve balances for this pool of loans are derived from estimated probabilities of default and estimated loss severities assuming a default occurs. On a quarterly basis, the Company’s management assigns estimated probabilities of default and loss severities to each loan in the portfolio based on factors such as the debt service coverage of the underlying collateral, the estimated fair value of the collateral, the significance of the borrower’s investment in the collateral, the financial condition of the borrower and/or its sponsors, the likelihood that the borrower and/or its sponsors would allow the loan to default, the Company’s willingness and ability to step in as owner in the event of default, and other pertinent factors.
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Investment in Unconsolidated Joint Venture
On July 8, 2009, the Company released the borrowers under two investments in mezzanine loans from liability and received preferred membership interests in a joint venture (the “HSC Partners Joint Venture”) that indirectly owns the properties that had served as collateral for the loans. The interests were initially recorded by the Company at a fair value of $0 based on the estimated fair value of the collateral at the time of receipt of the preferred membership interests. The Company accounted for its preferred membership interests in the HSC Partners Joint Venture under the equity method of accounting since the Company was not the primary beneficiary of the HSC Partners Joint Venture, but had more than a minor interest. Since the Company only received preferred distributions equivalent to the interest income it would have earned on its mezzanine loan investments, the Company’s application of the equity method of accounting to these preferred interests resulted in the Company recording all distributions received as income. The Company did not record its share of the changes in the book value of the HSC Partners Joint Venture as it is not required to absorb losses and did not expect increases in the book value of the HSC Partners Joint Venture to have any material impact on the cash flows it received over the course of the investment. On June 28, 2012, the Company entered into a membership interest repurchase agreement with the HSC Partners Joint Venture to redeem the Company’s membership interest in the HSC Partners Joint Venture in exchange for a settlement of $0.8 million, which was recorded as income from an unconsolidated joint venture in the accompanying consolidated statements of operations. Accordingly, the Company will not receive further income from its investment in the HSC Partners Joint Venture. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $0.8 million, $5.0 million and $7.7 million of income from the HSC Partners Joint Venture, respectively.
Cash and Cash Equivalents
The Company considers all short‑term (with an original maturity of three months or less), highly‑liquid investments utilized as part of the Company’s cash‑management activities to be cash equivalents. Cash equivalents may include cash and short‑term investments. Short‑term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, rent from master lease, letters of credit, and capital improvements and replacements.
Pledged Government Securities
In connection with the Settlement Agreement, the Company received a portfolio of treasury securities that was pledged to provide a portion of the principal and interest payments for mortgage debt collateralized by certain GKK Properties. Since the Company did not intend to sell the securities, the securities were classified as held to maturity and presented on an amortized cost basis and not at fair value. As of December 31, 2012, the Company did not own any pledged government securities (see Note 7, “Real Estate Held for Sale and Discontinued Operations - BBD1 Disposition”).
Real Estate Securities
The Company classifies its investments in real estate securities as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) would be reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

On a quarterly basis, the Company evaluates its real estate securities for other-than-temporary impairment. The Company reviews the projected future cash flows from these securities for changes in assumptions due to prepayments, credit loss experience and other factors. If, based on the Company’s quarterly estimate of cash flows, there has been an adverse change in the estimated cash flows from the cash flows previously estimated, the present value of the revised cash flows is less than the present value previously estimated, and the fair value of the securities is less than its amortized cost basis, an other‑than‑temporary impairment is deemed to have occurred.
The Company is required to distinguish between other-than-temporary impairments related to credit and other‑than‑temporary impairments related to other factors (e.g., market fluctuations) on its real estate securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third‑party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non‑recurring basis (e.g., carrying value of impaired real estate loans receivable and long‑lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three‑tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
When available, the Company utilizes quoted market prices from independent third‑party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid‑ask spread or significant increase in the bid‑ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal‑to‑principal market).
The Company considers the following factors to be indicators of non‑orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Share Redemption Program
The Company has a share redemption program that may enable stockholders to sell their shares to the Company in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). In December 2010, the Company announced that, based on 2011 budgeted expenditures, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” the Company did not expect to have funds available for the share redemption program in 2011. On April 28, 2011, in connection with the amendment and restatement of the repurchase agreements related to the Company’s investment in the GKK Mezzanine Loan, the Company agreed that during the term of the amended and restated repurchase agreements the Company would continue to limit redemptions under the share redemption program to those sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence.”
On March 20, 2012, the Company’s board of directors amended and restated the share redemption program, which amendment was effective on April 25, 2012, to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation and further subject to the other limitations described in the share redemption program plan document, including:

•
During each calendar year, redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program) will be limited to an annual amount determined by the board of directors. The annual dollar limitation for the share redemption program may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2012 was $10.0 million in the aggregate. The Company’s board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by the board of directors).

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Prior to the March 20, 2012 amendment and restatement of the share redemption program, the limitations on the Company’s ability to redeem shares under the share redemption program were as follows:

•
Unless the shares were being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company could not redeem shares until the stockholder had held the shares for one year.

•
During each calendar year, redemptions were limited to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year less amounts the Company deemed necessary from such proceeds to fund current and future: capital expenditures, tenant improvement costs and leasing costs related to the Company’s investments in real estate properties; reserves required by financings of the Company’s investments in real estate properties; and funding obligations under the Company’s real estate loans receivable, as each may be adjusted from time to time by management, provided that if the shares were submitted for redemption in connection with the stockholder’s death, “qualifying disability” or “determination of incompetence”, the Company would honor such redemptions to the extent that all redemptions for the calendar year were less than the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company could redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
The Company had no obligation to redeem shares if the redemption would have violated the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Pursuant to the terms of the share redemption program, once the Company establishes an estimated value per share, the redemption price per share for all stockholders whose shares are eligible for redemption is equal to the estimated value per share, as determined by the Company’s Advisor or another firm chosen for that purpose.
On December 2, 2010, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $7.32 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities divided by the number of shares outstanding, all as of September 30, 2010. Effective for the December 2010 redemption date and through the February 2012 redemption date, the redemption price for all stockholders whose shares were eligible for redemption was $7.32 (unaudited) per share.
On March 22, 2012, the Company’s board of directors approved an estimated value per share of the Company’s shares of common stock of $5.16 per share (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities divided by the number of shares outstanding, all as of December 31, 2011. Commencing with the March 2012 redemption date, the redemption price for all shares eligible for redemption was $5.16 per share (unaudited).
In addition, shares issued under the dividend reinvestment plan (which terminated effective April 10, 2012) from December 2, 2010 through February 2012 and in March 2012 were issued at a price of $7.32 and $5.16 (unaudited) per share, respectively.
On December 18, 2012, the Company’s board of directors approved an estimated value per share of the Company’s shares of common stock of $5.18 per share (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities divided by the number of shares outstanding, all as of September 30, 2012. Commencing with the December 2012 redemption date, the redemption price for all shares eligible for redemption is $5.18 per share (unaudited).
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
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share in December 2013, though the Company may wait up to 18 months to update the estimated value per share.
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8‑K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder upon the stockholder’s death, “qualifying disability” or “determination of incompetence” and therefore their redemption is outside the control of the Company. Prior to 2012, the maximum amount redeemable under the Company’s share redemption program was limited to the number of shares the Company could redeem with the amount of net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. Pursuant to the share redemption program, as amended and restated on March 20, 2012, beginning in 2012, the maximum amount redeemable under the Company’s share redemption program will be limited to an annual dollar amount determined by the Company’s board of directors. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for redemptions in future periods as redeemable common stock in the accompanying balance sheets.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder upon the stockholder’s death, “qualifying disability” or “determination of incompetence.” When shares are tendered for redemption and the Company determines that it has a mandatory obligation to redeem shares under the amended and restated share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.
The Company limits the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2012, the Company redeemed $7.7 million of common stock. The only redemptions the Company made under the share redemption program in 2012 were those that qualified as, and met the requirements for, special redemptions under the share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2012, the Company fulfilled all redemption requests that qualified as special redemptions under the Company’s share redemption program.
Related Party Transactions
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services, including the management of the Company’s investments and other services (including, but not limited to, the disposition of investments). The Company also reimbursed the Advisor for offering costs related to the dividend reinvestment plan (which terminated effective April 10, 2012) and acquisition and origination expenses, and reimburses certain operating expenses incurred by the Advisor on behalf of the Company or incurred in connection with providing services to the Company such as certain costs of managing or selling the Company’s assets. As detailed in the Advisory Agreement, the Advisor is also entitled to certain other fees, including an incentive fee, upon achieving certain performance goals, and the Advisor and its affiliates may receive compensation in the form of stock-based awards.
Also, under the Dealer Manager Agreement, and to the extent permitted under state securities laws and subject to certain exceptions, if the Company paid selling commissions in connection with the issuance of shares to an investor in the primary offering, the Company paid the Dealer Manager selling commissions of up to 3.0% of gross offering proceeds from the issuance of shares to that investor under the dividend reinvestment plan (which terminated effective April 10, 2012). The Dealer Manager reallowed all such selling commissions to the broker‑dealer associated with such account. The Company also reimbursed the Dealer Manager for certain expenses related to the dividend reinvestment plan offering.
The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company reimburses the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock‑based compensation awards to the Advisor or its affiliates and it did not incur any subordinated participation in net cash flows or subordinated incentive listing fees during the year ended December 31, 2012 or any previous periods.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one‑twelfth of 0.75% of the amount paid or allocated to acquire the investment. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. The Company calculates the asset management fee for its investment in the GKK Properties based on the original cost of the Company’s investment in the GKK Mezzanine Loan rather than on the gross value of the GKK Properties it owns or in which it holds a leasehold interest.
With respect to investments in loans and any investments other than real estate, the Company pays the Advisor a monthly fee calculated, each month, as one‑twelfth of 0.75% of the lesser of (i) the amount paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends‑paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, returns for the calendar years 2007 through 2011 remain subject to examination by major tax jurisdictions.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2012, 2011 and 2010, respectively.
Distributions declared per common share were $0.085, $0.525 and $0.525 for the years ended December 31, 2012, 2011 and 2010, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the period from January 1, 2012 through February 28, 2012 and each day during the years ended December 31, 2011 and 2010. Distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the periods from January 1, 2010 through February 28, 2012 was a record date for distributions.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement (the GKK Properties). For financial data by segment, see Note 14, “Segment Information.”
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate and real estate‑related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The Company does not expect the adoption of ASU No. 2011-11 will have a material impact to its consolidated financial statements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45, Balance Sheet - Other Presentation Matters, or ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters, or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU No. 2013-01 will have a material impact on its consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of ASU No. 2013-02 will have a material impact to its consolidated financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2012, the Company’s portfolio of real estate held for investment, including the GKK Properties held for investment, was composed of approximately 11.8 million rentable square feet and was 83% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 7.0 million rentable square feet related to the GKK Properties held for investment, which were 82% occupied as of December 31, 2012. In addition, the Company owned six GKK Properties encompassing approximately 0.4 million rentable square feet that were held for non-sale disposition as of December 31, 2012, see “—Non-Sale Disposition of Real Estate” below.
The following table summarizes the Company’s investments in real estate as of December 31, 2012 and 2011 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of December 31, 2012:
Office	$91,739	$576,422	$20,538	$688,699
Industrial	26,465	123,219	5,261	154,945
GKK Properties	210,866	467,642	104,033	782,541
Real estate held for investment, at cost and net of impairment charges (1)	$329,070	$1,167,283	$129,832	$1,626,185
Accumulated depreciation/amortization	—	(137,978)	(41,059)	(179,037)
Real estate held for investment, net	$329,070	$1,029,305	$88,773	$1,447,148
As of December 31, 2011:
Office	$93,825	$592,757	$29,015	$715,597
Industrial	28,882	131,668	6,161	166,711
GKK Properties	213,722	478,128	107,048	798,898
Real estate held for investment, at cost and net of impairment charges	$336,429	$1,202,553	$142,224	$1,681,206
Accumulated depreciation/amortization	—	(103,610)	(29,026)	(132,636)
Real estate held for investment, net	$336,429	$1,098,943	$113,198	$1,548,570
_____________________
(1) See “—Impairment of Real Estate.”

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the Company’s leases, including the GKK Properties held for investment and excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 14.2 years with a weighted-average remaining term of 5.8 years. As of December 31, 2012, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 14.2 years with a weighted-average remaining term of 6.7 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company has several leases related to the GKK Properties which contain shedding right provisions. As of December 31, 2012, these shedding rights totaled approximately 0.5 million square feet and can be exercised at various dates during 2013-2017. The Company has already been notified that 0.1 million square feet will be shed during 2013, pursuant to these provisions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.6 million and $4.3 million as of December 31, 2012 and 2011, respectively.
During the years ended December 31, 2012, 2011 and 2010, the Company recognized deferred rent from tenants of $5.9 million, $4.7 million and $3.8 million, respectively. These excess amounts for the years ended December 31, 2012, 2011 and 2010 were net of $0.5 million, $0.4 million and $0.3 million of lease incentive amortization, respectively. As of December 31, 2012 and 2011, the cumulative deferred rent balance was $26.4 million and $19.7 million, respectively. The cumulative deferred rent balance included $5.7 million and $4.5 million of unamortized lease incentives as of December 31, 2012 and 2011, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of December 31, 2012 for the years ending December 31 is as follows (in thousands):

2013	$148,180
2014	138,737
2015	127,757
2016	118,505
2017	103,369
Thereafter	320,836
$957,384
As of December 31, 2012, the Company’s highest tenant industry concentration, excluding properties held for non-sale disposition, (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	86	$66,443	46.1%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent).

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As of December 31, 2012, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 500 tenants over a diverse range of industries and geographical regions. As of December 31, 2012, the Company had a bad debt expense reserve of $5.3 million, which represents approximately 3.7% of its annualized base rent. The Company’s bad debt expense reserve included $4.5 million related to the GKK Properties. During the years ended December 31, 2012, 2011 and 2010, the Company recorded bad debt expense related to its tenant receivables of $0.7 million, $2.2 million and $0.5 million, respectively.
As of December 31, 2012, the Company had a concentration of credit risk related to leases, excluding properties held for non-sale disposition, with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent (1)	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,377,196	34.3%	$29,200	20.2%	$8.65	(3)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted for any contractual tenant concessions (including free rent).
(3) As of December 31, 2012, lease expiration dates ranged from 2013 to 2026 with a weighted-average remaining term of 7.3 years. Additionally, as of December 31, 2012, some of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.4 million square feet and can be exercised at various dates from 2013 to 2016. The Company has already been notified that 0.1 million square feet will be shed during 2013, pursuant to these provisions.
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

	Years Ended December 31,
	2012	2011	2010
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$83,334	$93,454	$110,220
Income (loss) before income taxes	3,072	(230)	(1,323)
Net income (loss)	4,188	1,446	(2,238)

	As of
	December 31, 2012	December 31, 2011
Consolidated Balance Sheets (in millions)
Total assets	$2,209,974	$2,129,046
Total liabilities	1,973,018	1,898,945
Total stockholders’ equity	236,956	230,101

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Geographic Concentration Risk
As of December 31, 2012, the Company’s real estate investments in North Carolina, excluding properties held for non-sale disposition, represented 17% of the Company’s total annualized base rent.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the year ended December 31, 2012, the Company recorded an impairment charge of $31.9 million with respect to 14 of its real estate properties held for investment.  This amount includes one property that the Company reclassified from held for sale to held for investment during the year ended December 31, 2012.  The Company recorded an impairment charge of $0.2 million related to the property reclassified from held for sale to held for investment, to adjust the carrying value of the property for any depreciation and amortization expense that would have been recognized if the property had always been classified as held for investment, which otherwise would have been recorded through depreciation and amortization expense and rental income (related to the amortization of above-market lease assets and below-market lease liabilities).  See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.
Real Estate Held for Non-Sale Disposition
As of December 31, 2012, the Company owned six GKK Properties that were held for non-sale disposition.  These properties were security for the BOA Windsor Mortgage Portfolio and the 801 Market Street Mortgage Loan, which matured without repayment on October 31, 2012 and February 1, 2013, respectively.  For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable and Repurchase Agreements.”  The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Years Ended December 31,
	2012	2011
Revenues related to real estate held for non-sale disposition
Total revenues	$9,131	$3,275
Expenses related to real estate held for non-sale disposition
Operating expenses	6,079	1,817
Impairment charge	12,272	—
Depreciation and amortization	4,223	1,816
Total expenses related to real estate held for non-sale disposition	22,574	3,633
Net loss related to real estate held for non-sale disposition	$(13,443)	$(358)

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$31,837	$44,978
Accumulated depreciation and amortization	(4,587)	(1,815)
Real estate held for non-sale disposition, net	27,250	43,163
Restricted cash	5,988	5,237
Above-market leases, net	725	1,974
Other assets	2,332	1,536
Total assets	$36,295	$51,910
Liabilities related to real estate held for non-sale disposition
Notes payable	43,780	45,717
Accounts payable and accrued liabilities	1,358	481
Below-market leases, net	614	743
Other liabilities	215	544
Total liabilities	$45,967	$47,485

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW‑MARKET LEASE LIABILITIES
As of December 31, 2012 and 2011, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Cost, net of impairments (1)	$129,832	$142,224	$41,613	$48,049	$(90,042)	$(95,841)
Accumulated Amortization (1)	(41,059)	(29,026)	(9,558)	(8,414)	20,764	12,478
Net Amount	$88,773	$113,198	$32,055	$39,635	$(69,278)	$(83,363)
_____________________
(1) In 2012 and 2011, the Company wrote-off fully amortized tenant origination and absorption costs of $11.9 million and $16.8 million, respectively, above-market lease assets of $6.2 million and $3.1 million, respectively, and below-market lease liabilities of $5.8 million and $4.6 million, respectively.
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Amortization	$(23,885)	$(15,639)	$(12,588)	$(7,297)	$(5,583)	$(3,758)	$14,086	$8,140	$4,716

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2012 is expected to be amortized for the years ending December 31 (in thousands) as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2013	$(18,043)	$(4,724)	$12,512
2014	(15,024)	(3,992)	12,022
2015	(11,830)	(3,661)	11,113
2016	(10,359)	(3,394)	10,519
2017	(9,436)	(2,811)	9,245
Thereafter	(24,081)	(13,473)	13,867
	$(88,773)	$(32,055)	$69,278
Weighted-Average Remaining Amortization Period	6.9 years	9.8 years	6.6 years

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2012 and 2011, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2012 (1)	Book Value as of December 31, 2012 (2)	Book Value as of December 31, 2011 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,033	$5,040	5.40%	7.06%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,920	6,850	6,864	8.00%	9.47%	09/01/2013
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	16,048	15,455	5.78%	11.18%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,982	3,137	3,005	6.05%	12.93%	07/11/2017
11 South LaSalle Loan Chicago, Illinois (6)	08/08/2007	Office	Mortgage	—	—	38,794	8.00%	(6)	09/01/2010
Petra Subordinated Debt Tranche A (7)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(7)	04/27/2009
Petra Subordinated Debt Tranche B (7)	10/26/2007	Unsecured	Subordinated	—	—	25,000	11.50%	(7)	10/26/2009
				$35,902	$31,068	$119,158
Reserve for Loan Losses (8)				—	(2,222)	(74,134)
				$35,902	$28,846	$45,024
_____________________
(1) Outstanding principal balance as of December 31, 2012 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2012, using the interest method, divided by the average amortized cost basis of the investment during 2012. The annualized effective interest rates and contractual interest rates presented are for the year ended December 31, 2012.
(4) The Company had recorded an asset-specific loan loss reserve against this investment during the year ended December 31, 2012. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman and owner of the Irvine Company. During year ended December 31, 2012, the Company recognized $1.8 million of interest income related to its investment in this loan.
(6) See “—Recent Transactions – 11 South LaSalle Loan Sale.”
(7) As of December 31, 2011, the Company had recorded asset-specific loan loss reserves to reduce the carrying values of these investments to $0. The Company wrote-off its investment in the Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B during the year ended December 31, 2012.
(8) See “—Reserve for Loan Losses.”

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As of December 31, 2012, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to the satisfaction of certain conditions by the borrowers.
As of December 31, 2012 and 2011, interest receivable from real estate loans receivable was $0.4 million and $1.1 million, respectively, and is included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2012 (in thousands):

	Current Maturity
	Face Value (Funded)	Book Value before Reserve for Loan Loss
2013	$6,920	$6,850
2014	—	—
2015	—	—
2016	—	—
2017	28,982	24,218
Thereafter	—	—
	$35,902	$31,068
The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2012 (in thousands):

Real estate loans receivable, net - December 31, 2011	$45,024
Principal repayments received on real estate loans receivable	(18)
Extension fees received on real estate loans receivable	(103)
Accretion of discounts on purchased real estate loans receivable	767
Amortization of origination fees and costs on purchased and originated real estate loans receivable	59
Change in loan loss reserve	71,912
Sale of the 11 South LaSalle Loan	(38,795)
Write-off of Petra Subordinated Debt	(50,000)
Real estate loans receivable, net - December 31, 2012	$28,846
The following summarizes the Company’s investments in real estate loans receivable as of December 31, 2012 (in thousands):

Outstanding principal balance	$35,902
Discounts on real estate loans receivable	(8,060)
Accumulated accretion of discounts on purchases of real estate loans receivable	3,114
Origination fees and costs on purchases and originations of real estate loans receivable	244
Accumulated amortization of origination fees and costs on purchases and originations of real estate loans receivable	(132)
Reserve for loan losses	(2,222)
Real estate loans receivable, net - December 31, 2012	$28,846
For the years ended December 31, 2012, 2011 and 2010, interest income from real estate loans receivable consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Contractual interest income	$2,363	$11,592	$37,937
Accretion of purchase discounts	767	1,099	2,101
Amortization of origination fees and costs and acquisition costs, net	59	692	2,283
Interest income from real estate loans receivable	$3,189	$13,383	$42,321

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the years ended December 31, 2012 and 2011, the Company recognized $0.4 million and $0.3 million, respectively, of interest income related to an impaired loan with an asset-specific reserve. Additionally, as of December 31, 2012, the Company had interest income receivable of $0.2 million related to its impaired loan.
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
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the year ended December 31, 2012 were as follows (in thousands):

Reserve for loan losses, December 31, 2011	$74,134
Provision for loan losses	142
Charge-offs to reserve for loan losses	(72,054)
Reserve for loan losses, December 31, 2012	$2,222
As of December 31, 2012, the total reserve for loan losses consisted of $2.2 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million. As of December 31, 2012, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve.
The Company recorded provision for loan loss reserve of $0.1 million, $12.0 million and $11.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, the Company recorded a provision for loan losses of $0.1 million and also charged-off $72.1 million of reserves for loan losses related to the write-off of the Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. For the year ended December 31, 2011, the change in loan loss reserves was comprised of an increase of $30.1 million to the asset-specific loan loss reserves, offset by a decrease of $18.1 million of loan loss reserves previously calculated on a portfolio-basis. During the year ended December 31, 2011, the Company also charged-off $35.4 million of reserves for loan losses. During the year ended December 31, 2011, the Company recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan. For the year ended December 31, 2010, the provision for loan losses was comprised of an increase of $16.9 million to the asset-specific loan loss reserves, offset by a reduction of $5.9 million calculated on a portfolio‑basis. During the year ended December 31, 2010, the Company also charged-off $18.5 million of reserves for loan losses related to the Tribeca Loans (see Note 8, “Foreclosed Real Estate Held for Sale”) in conjunction with the Company’s foreclosure on the collateral securing the loans and $5.2 million of reserves for loan losses related to foreclosure of the 200 Professional Drive Loan.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

6.	REAL ESTATE SECURITIES
Securities Held to Maturity
In connection with the Settlement Agreement, the Company received a portfolio of treasury securities that was pledged to provide a portion of the principal and interest payments for mortgage debt secured by certain GKK Properties. Since the Company did not intend to sell the securities, the securities were classified as held to maturity and were presented on an amortized cost basis and not at fair value. As of December 31, 2011, the carrying value and fair value of the Company’s treasury securities were $91.5 million and $91.5 million, respectively. During the year ended December 31, 2012, all of the Company’s treasury securities had either matured or were transferred to the BBD1 Buyer (as described in Note 7, “Real Estate Held for Sale and Discontinued Operations - Significant Transactions - BBD1 Disposition”) and as of December 31, 2012, the Company did not have any investments in held-to-maturity securities. The Company did not record any other-than-temporary impairments related to its held to maturity securities during the years ended December 31, 2012 and 2011, respectively.
Securities Available for Sale
As of December 31, 2011, the Company held securities backed by CMBS that accrued interest at a coupon rate of 4.5% with a contractual maturity of December 2017 and an original purchase price of $44.2 million (the “Fixed Rate Securities”), which were classified as available-for-sale.  From acquisition through December 31, 2011, the Company had recognized through earnings other-than-temporary impairments of $22.2 million on the Fixed Rate Securities.  As of December 31, 2011, the carrying value of the Fixed Rate Securities was $46.2 million, including cumulative unrealized gains of $25.2 million, which were recorded to accumulated other comprehensive income.  On March 27, 2012, the Company sold the Fixed Rate Securities to an unaffiliated buyer for a sales price of $46.7 million.  As a result, during the year ended December 31, 2012, the Company realized a gain on the sale of Fixed Rate Securities of $25.5 million.
In connection with the BBD1 Disposition (as described in Note 7, “Real Estate Held for Sale and Discontinued Operations - Significant Transactions - BBD1 Disposition”) on December 6, 2012, the Company received two million shares of common stock of Gramercy Capital Corp. (“Gramercy”) with a par value of $0.001 per share, two million shares of Class B-1 non-voting common stock of Gramercy with a par value of $0.001 per share and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share.  The Company agreed not to sell, transfer or assign the two million shares of common stock issued to the Company at closing of the BBD1 Disposition until June 6, 2013 (the “Common Stock Lockout Period”).  The Company has the right to convert each share of Class B common stock into one share of common stock of Gramercy at any time on or after the following dates: (i) September 6, 2013 in the case of Class B-1 common stock (the “Class B-1 Lockout Period”) and (ii) December 6, 2013 in the case of Class B-2 common stock (the “Class B-2 Lockout Period” and together with the Common Stock Lockout Period and the Class B-1 Lockout Period, the “Lockout Periods”). On March 6, 2014, each share of Class B common stock that has not previously been converted and remains outstanding shall automatically convert into one share of common stock of Gramercy. The Company classified its investment in the Gramercy shares as available-for-sale as the Company does not have the ability to sell the shares during the Lockout Periods. On December 6, 2012, the Company recorded its investment in the Gramercy shares at a fair value of $15.1 million based on a share price of $2.74 per share of common stock and net of a $1.3 million adjustment for the lack of marketability during the Lockout Periods. As of December 31, 2012, the carrying value of the Gramercy shares was $16.4 million based on a share price of $2.94 per share of common stock and net of a $1.2 million adjustment for the lack of marketability during the Lockout Periods. As a result, the Company recorded an unrealized gain of $1.3 million to accumulated other comprehensive income. As of December 31, 2012, the company did not own any other available-for-sale securities.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following summarizes the activity related to real estate securities for the year ended December 31, 2012 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2011	$21,009	$25,240	$46,249
Face value of marketable real estate securities acquired - Gramercy	16,440	—	16,440
Lack of marketability adjustment	(1,323)	—	(1,323)
Unrealized change in market value of real estate securities	—	1,294	1,294
Sale of Fixed Rate Securities	(21,009)	(25,240)	(46,249)
Real estate securities - December 31, 2012	$15,117	$1,294	$16,411

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2011, the Company disposed of three office properties and seven industrial properties, and through a consolidated joint venture, transferred a portfolio of 23 industrial properties and a master lease in full satisfaction of the debt outstanding to an affiliate of the lender. During the year ended December 31, 2012, the Company disposed of an additional six office properties, three industrial properties and 190 of the GKK Properties. As of December 31, 2012, the Company also classified 108 GKK Properties with an aggregate net book value of $301.7 million as held for sale. During the year ended December 31, 2012, the Company recorded an impairment charge of $37.2 million, respectively, related to discontinued operations. The impairment charge was a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company has entered into, offers received which the Company intends to accept or broker estimates of value. Additionally, during the year ended December 31, 2012, the Company transferred 145 properties, which were security under the Goldman Mortgage Loan, and another property, which was security under the One Citizens Mortgage Loan, to the respective lenders in exchange for the release from the debt outstanding and other obligations related to, these mortgage loans. The following table summarizes operating income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Total revenues and other income	$182,888	$155,023	$104,487
Total expenses	183,737	158,445	107,018
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	(849)	(3,422)	(2,531)
Gain on sales of real estate, net	53,691	5,141	5,646
Impairment charge	(37,218)	(45,744)	(123,453)
Gain from extinguishment of debt	21,513	115,531	—
Gain (loss) from discontinued operations	$37,137	$71,506	$(120,338)

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$327,430	$1,448,355
Accumulated depreciation and amortization	(25,744)	(32,692)
Real estate held for sale, net	301,686	1,415,663
Other assets	1,178	28,772
Total assets related to real estate held for sale	$302,864	$1,444,435
Liabilities related to real estate held for sale
Notes payable	264,452	1,058,089
Other liabilities	34,803	124,563
Total liabilities related to real estate held for sale	$299,255	$1,182,652
Significant Transactions
BBD1 Disposition
On December 6, 2012, the Company, through an indirect wholly owned subsidiary (the “BBD1 Owner”), sold its membership interests (the “BBD1 Equity Interests”) in its wholly owned subsidiaries that indirectly own 113 of the BBD1 Properties (described below), including $82.9 million of defeasance securities, to an unaffiliated entity (the “BBD1 Buyer”), an affiliate of the Property Manager, (the “BBD1 Equity Interest Disposition”), and directly transferred two of the BBD1 Properties to certain third parties in consummation of sales agreements entered into by and between the BBD1 Buyer and those certain third parties (the “BBD1 Third Party Dispositions”; together with the BBD1 Equity Interest Disposition, the “BBD1 Disposition”).  The BBD1 Properties consist of 115 office properties and operations centers encompassing approximately 5.6 million rentable square feet.
The sale price for the BBD1 Disposition was $485.0 million, excluding closing costs. The BBD1 Buyer paid a portion of the purchase price with six million shares of stock of Gramercy and received a credit of $15.0 million for such shares in accordance with the purchase and sale agreement.  The shares consist of two million shares of common stock of Gramercy with a par value of $0.001 per share, two million shares of Class B-1 non-voting common stock of Gramercy with a par value of $0.001 per share and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share.  The Company agreed not to sell, transfer or assign the two million shares of common stock issued to the Company at closing until June 6, 2013.  The Company has the right to convert each share of Class B common stock into one share of common stock of Gramercy at any time on or after the following dates: (i) September 6, 2013 in the case of Class B-1 common stock and (ii) December 6, 2013 in the case of Class B-2 common stock.  On March 6, 2014, each share of Class B common stock that has not previously been converted and remains outstanding shall automatically convert into one share of common stock of Gramercy. As a result, the Company will retain an indirect equity interest in the BBD1 Buyer through the ownership of six million shares of Gramercy stock and is not allowed to recognize the full profit from the BBD1 Disposition. The Company will not control Gramercy since it will own approximately 9.9% of the issued and outstanding shares of Gramercy and will defer 9.9% of the gain on sale until the Company disposes of the Gramercy shares.
The BBD1 Disposition resulted in a gain on sale of real estate of $46.1 million of which $43.8 million was recognized during the year ended December 31, 2012 and $2.3 million is deferred until the Company disposes of the Gramercy shares.
Goldman Properties
On December 12, 2012, the Company entered into a collateral transfer agreement to (i) transfer to the Goldman Lender (defined below) the equity interests in the entities that directly or indirectly own 140 of the Goldman Properties (defined below), (ii) transfer to the Goldman Lender five of the Goldman Properties and (iii) release any of the Company’s subsidiaries from the debt outstanding under and other obligations related to, the Goldman Mortgage Loan. See Note 9, “Notes Payable and Repurchase Agreements - Loan Maturities - Goldman Mortgage Loan” for a further discussion of the collateral transfer agreement.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

PB Capital Properties
On November 6, 2012, the Company, through an indirect wholly owned subsidiary (the “PB Capital Owner”) that owns certain office properties, operations centers and bank branches, entered into various purchase and sale agreements (collectively, the “PB Capital Sale Agreement”) for the sale of 41 properties, containing 3.4 million rentable square feet (the “PB Capital Properties”), to National Financial Realty — WFB East Coast, LLC (the “PB Capital Buyer”), an unaffiliated entity. Pursuant to the PB Capital Sale Agreement, the purchase price for the PB Capital Properties was $250.0 million.  On March 8, 2013, the Company sold 40 of the PB Capital Properties to the PB Capital Buyer for an aggregate purchase price of $240.9 million, excluding closing costs.  The aggregate purchase price includes the assumption by the PB Capital Buyer of a mortgage loan at the face amount secured by the PB Capital Properties. This mortgage loan had an outstanding principal balance of $210.5 million.
Certain of the PB Capital Properties are leased to Wells Fargo under a master lease whereby Wells Fargo may exercise rights of first offer or rights of first refusal.  Wells Fargo exercised its right of first refusal with respect to one of the PB Capital Properties containing 111,898 rentable square feet and on January 10, 2013, Wells Fargo purchased that PB Capital Property from the PB Capital Owner for a purchase price of $9.1 million.
As of December 31, 2012, the carrying value of the PB Capital Properties (including above and below market lease intangibles, and excluding other assets and liabilities transferred to the PB Capital Buyer) in the Company’s consolidated financial statements was approximately $218.9 million.

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
As of December 31, 2012, the Company’s investment in the Tribeca Building consisted of three condominium units, two retail spaces and parking spaces with a carrying value of $26.3 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the year ended December 31, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $2.6 million related to foreclosed real estate held for sale. During the year ended December 31, 2011, the Company sold seven condominium units of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $2.3 million related to foreclosed real estate held for sale. During the year ended December 31, 2010, the Company sold 16 condominium units of the Tribeca Building and recognized a gain on sale of $2.0 million and recorded expenses of $3.5 million related to foreclosed real estate held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

9.	NOTES PAYABLE AND REPURCHASE AGREEMENTS
As of December 31, 2012 and 2011, the Company’s notes payable and repurchase agreements consisted of the following (dollars in thousands):

Loan Type	Book Value as of December 31, 2012	Book Value as of December 31, 2011	Contractual Interest Rates as of December 31, 2012 (1)	Weighted-Average Interest Rates as of December 31, 2012 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$227,017	$366,158	5.6% - 6.1%	5.9%	1.7
GKK Properties mortgage loans	641,384	1,025,421	3.0% - 10.3%	6.2%	7.1
	868,401	1,391,579
Variable Rate
Mortgage loans (3)	212,433	280,446	(4)	2.8%	2.4
GKK Properties mortgage loans	259,476	486,510	(4)	2.8%	0.4
Repurchase agreements (5)	—	149,657	(5)	(5)	(5)
	471,909	916,613
Total Notes Payable and Repurchase Agreements principal outstanding	1,340,310	2,308,192
Discount on notes payable, net (6)	(19,777)	(8,984)
Total Notes Payable and Repurchase Agreements, net	$1,320,533	$2,299,208
_____________________
(1) Contractual interest rates as of December 31, 2012 represent the range of interest rates in effect under these loans as of December 31, 2012. Weighted-average interest rates as of December 31, 2012 are calculated as the actual interest rates in effect as of December 31, 2012 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices as of December 31, 2012, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of December 31, 2012; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) The Company has entered into separate interest rate swap agreements related to certain of these loans. See Note 10, “Derivative Instruments.”
(4) The contractual interest rates of these loans will vary based on one-month LIBOR plus a fixed spread. The spreads on the mortgage loans and GKK Properties mortgage loans range from 2.1% to 2.8% and 1.9% to 3.0%, respectively.
(5) On August 17, 2012, the Company paid off in full the outstanding principal balance under these repurchase agreements.
(6) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the notes were assumed. The discount and premium are amortized over the remaining life of the respective loans.
As of December 31, 2012 and 2011, the Company’s deferred financing costs were $2.1 million and $6.2 million, respectively, net of amortization. During the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense, net of discontinued operations, of $69.8 million, $51.3 million and $34.1 million, respectively. Included in interest expense was the amortization of deferred financing costs of $6.2 million, $7.0 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $1.2 million, $2.4 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which increased interest expense by $2.4 million for the year ended December 31, 2012 and decreased interest expense by $0.8 million for the year ended December 31, 2011. As of December 31, 2012 and 2011, $7.3 million and $9.2 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2012 (in thousands):

2013	$444,325
2014	90,226
2015	244,397
2016	137,620
2017	132,668
Thereafter	291,074
$1,340,310

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following summarizes the activity related to notes payable and repurchase agreements for the year ended December 31, 2012 (in thousands):

	Notes Payable	Repurchase Agreements	Total
Total Notes Payable and Repurchase Agreements, net - December 31, 2011	$2,149,551	$149,657	$2,299,208
Proceeds from notes payable	159,382	—	159,382
Principal repayments	(779,256)	(149,657)	(928,913)
Extinguishment of debt	(198,351)	—	(198,351)
Write-off of premium on notes payable related to sale	(12,222)	—	(12,222)
Amortization of discount on notes payable, net	1,429	—	1,429
Total Notes Payable and Repurchase Agreements, net - December 31, 2012	$1,320,533	$—	$1,320,533
Loan Maturities
During the year ended December 31, 2012, three of the loans the Company assumed pursuant to the Settlement Agreement matured without repayment.  The loans had outstanding principal balances of $43.5 million (the “One Citizens Loan”), $181.6 million (the “Goldman Mortgage Loan”) and $6.1 million (the “BOA Windsor Mortgage Portfolio”). Subsequent to December 31, 2012, one of the loans the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Loan”) matured without payment.
One Citizens Mortgage Loan
The One Citizens Loan matured on January 11, 2012.  On July 31, 2012, the Company entered into an agreement in lieu of foreclosure to transfer title of the property securing the One Citizens Loan to the lender in full satisfaction of the debt outstanding under, and other obligations related to, the One Citizens Loan.  As a result, the Company recorded a gain on extinguishment of debt of $11.0 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $45.9 million and the carrying value of the real estate properties and other assets of approximately $34.9 million, upon transfer of the property. Included in this gain on extinguishment of debt is a gain on the settlement of debt of $7.6 million, which represents the difference between the carrying value of the liabilities and the fair value of the assets transferred to the One Citizens Loan lender, and a gain on the transfer of real estate assets of $3.4 million, which represents the difference between the fair value and the carrying value of the real estate assets as of the date of transfer. The impact of this gain on extinguishment of debt was $0.06 per share for the year ended December 31, 2012.
Goldman Mortgage Loan
The Goldman Mortgage Loan matured on August 31, 2012. The Goldman Mortgage Loan was secured by 145 bank branch and office properties (the “Goldman Properties”). The Goldman Mortgage Loan had an outstanding principal balance of $181.6 million, including a $26.8 million subordinated interest in the Goldman Mortgage Loan held by an indirect wholly owned subsidiary of the Company (the “Goldman Seller”). On December 12, 2012 (the “Goldman Mortgage Closing Date”), the Goldman Seller, entered into a loan sale agreement with CF Branch LLC (the “Goldman Lender”) to sell to the Goldman Lender the Company’s subordinated interest in the Goldman Mortgage Loan for a total purchase price of $12.0 million, of which $9.0 million was paid on the Goldman Mortgage Closing Date and an additional $3.0 million is payable on May 12, 2013, subject to the Company meeting certain obligations and complying with certain terms in the loan sale agreement and the Collateral Transfer Agreement (defined below). Also, on the Goldman Mortgage Closing Date, the Company’s indirect wholly owned subsidiaries that are the mortgage borrowers and guarantors under the Goldman Mortgage Loan entered into a collateral transfer agreement (the “Collateral Transfer Agreement”) to (i) transfer to the Goldman Lender the equity interests in the entities that directly or indirectly own 140 of the Goldman Properties, (ii) transfer to the Goldman Lender five of the Goldman Properties and (iii) release any of the Company’s subsidiaries from the debt outstanding under and other obligations related to, the Goldman Mortgage Loan. Additionally, in connection with the above-referenced transactions, the parties to the loan sale agreement and the Collateral Transfer Agreement exchanged customary mutual releases.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As a result of the Collateral Transfer Agreement, the Company recorded a gain on extinguishment of debt of $10.5 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $175.9 million (excluding the Company’s subordinated interest in the Goldman Mortgage Loan in excess of the $12.0 million purchase price paid by the Goldman Lender) and the carrying value of the real estate properties and other assets of approximately $165.4 million, upon transfer of the property. Included in this gain on extinguishment of debt is a gain on the settlement of debt of $4.1 million, which represents the difference between the carrying value of the liabilities and the fair value of the assets transferred to the Goldman Lender, and a gain on the transfer of real estate assets of $6.4 million, which represents the difference between the fair value and the carrying value of the real estate assets as of the date of transfer. The impact of this gain on extinguishment of debt was $0.05 per share for the year ended December 31, 2012.
BOA Windsor Mortgage Portfolio
The BOA Windsor Mortgage Portfolio matured on October 31, 2012 and as a result of the maturity, the lender may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio was $4.8 million as of December 31, 2012.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender may choose to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the property securing the loan. The carrying value of the property securing the loan was $22.6 million as of December 31, 2012.
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
As of December 31, 2012, the borrowers under two mortgage loans that the Company assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $201.9 million (the “BBD2 Loan”) and $13.4 million (the “Jenkins Loan”), respectively, as of December 31, 2012. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property.
Recent Financing Transactions
Gramercy and Garrison Mezzanine Loan
On August 17, 2012, the Company, through certain indirect wholly owned subsidiaries, entered into a mezzanine loan for a principal amount of $39.0 million with Gramercy Investment Trust and Garrison Commercial Funding XI LLC, each an unaffiliated lender. As required by the loan agreement, the Company used the proceeds of that mezzanine loan to pay off in full all of the outstanding amounts under the Company’s repurchase agreements related to its former investment in the GKK Mezzanine Loan. On December 6, 2012, in connection with the BBD1 Disposition, the Company paid off in full all amounts outstanding under the mezzanine loan.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Extension, Modification and Paydown of the Portfolio Secured Mortgage Loan Facility
On July 9, 2008, certain of the Company’s wholly owned subsidiaries (the “Portfolio Secured Mortgage Loan Facility Borrowers”), entered into a secured four-year mortgage loan agreement with an unaffiliated lender for the maximum principal amount of $158.7 million (the “Portfolio Secured Mortgage Loan Facility”), subject to certain borrowing limitations. The Portfolio Secured Mortgage Loan Facility was secured by various real estate properties owned by the Portfolio Secured Mortgage Loan Facility Borrowers. The maturity date of the loan was July 9, 2012, with two one-year extension options, subject to certain conditions contained in the loan documents. On October 27, 2011, the Sabal VI Building was added to the Portfolio Secured Mortgage Loan Facility. On July 10, 2012, the Portfolio Secured Mortgage Loan Facility Borrowers entered into a loan modification agreement to release the following properties from the loan: Plainfield Business Center, Riverview Business Center I & II, Royal Parkway Center I & II, Rivertech I & II, Great Oaks Center, Rickenbacker IV and the Sabal VI Building. In connection with the loan modification agreement and the release of such properties from the loan, the Company also paid down the outstanding principal balance by $77.5 million with proceeds from various debt financings discussed below and extended the maturity date of the Portfolio Secured Mortgage Loan Facility to September 9, 2012. All amounts outstanding under the Portfolio Secured Mortgage Loan Facility were repaid prior to maturity.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Rickenbacker Mortgage Loan
On July 11, 2012, the Company, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan agreement with an unaffiliated lender secured by the Rickenbacker IV Building (the “Rickenbacker Mortgage Loan”). The proceeds from the Rickenbacker Mortgage Loan were primarily used to pay down the Portfolio Secured Mortgage Loan Facility. The maximum principal amount of the Rickenbacker Mortgage Loan was $7.5 million. At closing, $6.0 million was disbursed to the Company and $1.5 million was available for future disbursements, subject to certain conditions set forth in the loan agreement. The maturity date of the loan was July 31, 2015, with two one-year extension options, subject to certain conditions contained in the loan documents. The Rickenbacker Mortgage Loan bore interest at a floating rate equal to 250 basis points over one-month LIBOR. Monthly payments were interest only during the initial term of the loan. KBS REIT Properties provided a guaranty of 25% of the outstanding principal amount of the loan. On November 30, 2012, the Company sold the Rickenbacker IV Building and paid off in full all amounts outstanding under the Rickenbacker Mortgage Loan.

10.	DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its notes payable. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. When the Company obtains variable rate financing, it considers several factors in determining whether or not to use a derivative instrument to hedge the related interest rate risk. These factors include the Company’s return objectives, the expected life of the investment, the expected life of the financing instrument, interest rates, costs to purchase hedging instruments, the terms of the debt investment, the terms of the financing instrument, the overall interest rate risk exposure of the Company, and other factors.
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
The following table summarizes the notional and fair value of the Company’s derivative financial instruments as of December 31, 2012 and 2011. The notional value is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

						Fair Value of Asset (Liability)
Derivative Instruments	Effective Date	Maturity Date	Notional Value		Reference Rate	December 31, 2012	December 31, 2011
Interest Rate Swap	07/11/2008	07/11/2012	$39,679		One-month LIBOR/Fixed at 3.82%	$—	$(718)
Interest Rate Swap	02/05/2009	03/01/2013	34,275	(1)	One-month LIBOR/Fixed at 2.26%	(115)	(745)
Total derivatives designated as hedging instruments			$73,954			$(115)	$(1,463)
_____________________
(1) The notional value of this interest rate swap was $45.7 million prior to March 1, 2012.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Asset derivatives are recorded as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets, and liability derivatives are recorded as other liabilities on the accompanying consolidated balance sheets. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The Company recorded unrealized gains of $1.3 million, $3.9 million and $1.5 million on derivative instruments designated as cash flow hedges in accumulated other comprehensive income (loss) during the years ended December 31, 2012, 2011 and 2010, respectively. Amounts in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. As a result of utilizing derivative instruments designated as cash flow hedges to hedge variable rate notes payable and repurchase agreements, the Company recognized an additional $1.5 million, $4.1 million and $5.9 million of interest expense related to the effective portion of cash flow hedges during the years ended December 31, 2012, 2011 and 2010, respectively. The change in fair value of the ineffective portion is recognized directly in earnings. The ineffective portion related to the change in fair value of the cash flow hedges did not have a material impact on earnings during the years ended December 31, 2012, 2011 and 2010. During the next twelve months, the Company expects to recognize additional interest expense related to derivative instruments designated as cash flow hedges. The present value of this additional interest expense totaled $0.1 million as of December 31, 2012 and is included in accumulated other comprehensive loss.

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
Pledged government securities: In connection with the Settlement Agreement, the Company received a portfolio of treasury securities that was pledged to provide a portion of the principal and interest payments for mortgage debt secured by certain GKK Properties. These securities were classified as held to maturity and were presented on an amortized cost basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities, and accordingly, the Company classified these inputs as Level 2 inputs.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
Real estate securities: In connection with the BBD1 Disposition, the Company received six million shares of Gramercy common stock. These securities are classified as available-for-sale and presented at fair value as the Company does not have the ability to sell the shares during the Lockout Periods. The fair value measurement of these shares is based on a quoted price in an active market, adjusted for the lack of marketability during the Lockout Periods. The Company utilized market‑corroborated inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.
Derivative instruments: These instruments are presented at fair value in the accompanying consolidated balance sheets. The valuation of these instruments is determined by a third-party expert using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps, caps and floors are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash payments (receipts). The variable cash payments (receipts) are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The fair value of interest rate caps (floors) are determined using the market standard methodology of discounting the future expected cash payments (receipts) which would occur if variable interest rates rise above (below) the strike rate of the caps (floors). The variable interest rates used in the calculation of projected payments (receipts) on the cap (floor) are based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.
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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of December 31, 2012 and 2011, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,902	$28,756	$25,167	$124,714	$45,024	$42,550
Pledged government securities	—	—	—	91,527	91,541	91,472
Financial liabilities:
Notes payable and repurchase agreements	$1,340,310	$1,320,533	$1,315,923	$2,308,192	$2,299,208	$2,257,689
_____________________
(1) Face value of real estate loans receivable is net of unfunded commitments. Carrying amount of real estate loans receivable includes loan loss reserves.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value of these investments could be materially different from the Company’s estimate of value.
Assets and Liabilities Recorded at Fair Value
During the year ended December 31, 2012, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$16,411	$—	$16,411	$—
Liability derivatives	(115)	—	(115)	—
GKK Properties - contingent liability (1)	(12,000)	—	—	(12,000)
_____________________
(1) The fair value of the Company’s contingent liability is equal to the maximum amount payable to the Property Manager for participation interests pursuant to the Amended Services Agreement.
As of December 31, 2012, the Company measured the following assets and liabilities at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$143,985	$—	$—	$143,985
Impaired real estate - discontinued operations	$21,373	$—	$—	$21,373
As of December 31, 2012, seven of the Company’s real estate properties held for investment were measured at fair value as these properties were impaired and the carrying value of the properties were adjusted to fair value. The Company estimated the fair value for these seven impaired real estate properties held for investment (including two GKK Properties) either by performing a 10-year discounted cash flow analysis or by performing a direct capitalization analysis and the estimated fair value was supported by an offer from a third-party. The estimated capitalization rates used to estimate the fair value of these seven properties are summarized in the table below.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Also as of December 31, 2012, 35 of the Company’s real estate properties held for sale were measured at fair value as these properties were impaired and the carrying value of the properties were adjusted to fair value. The Company determined the fair value for 22 of its impaired real estate properties held for sale based on the estimated sales price less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received, which offers the Company intends to accept. The Company estimated the fair value for 13 of its impaired real estate properties held for sale either by performing a 10-year discounted cash flow analysis or by performing a direct capitalization analysis and the estimated fair value was supported by either an offer from a third party or by broker estimates of value. The table below sets forth the estimated capitalization rates (generally determined based on a direct capitalization rate analysis) used to estimate the fair value of these 13 impaired real estate assets that are held for sale and also includes capitalization rates related to seven properties classified as held for investment during the period which were recorded at fair value (as discussed in the preceding paragraph).

	Number of Properties	Range of Terminal Capitalization Rates
Real estate held for investment:
Properties with stabilized occupancy	4	7.5% to 8.0%
Properties with unstabilized occupancy	3	7.5% to 8.75%
Real estate held for sale
Properties with stabilized occupancy	3	7.25% to 9.25%
Properties with unstabilized occupancy	10	7.5% to 9.5%
The capitalization rates selected by the Company vary on a property by property basis based upon several factors such as asset location, occupancy, lease terms and quality of the tenants in place. The weighted average capitalization rates used by the Company for stabilized and unstabilized properties were approximately 7.6% and 7.8%, respectively. The range of capitalization rates disclosed above should not be relied upon as an indication of the price at which other properties in the Company’s real estate portfolio may sell, as there are many factors that influence the capitalization rate on a property by property basis.

12.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2013 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs that were incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company in connection with the Company’s now terminated offering and entitle the Advisor to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the years ended December 31, 2012, 2011 and 2010, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2012, 2011 and 2010, respectively, and any related amounts payable as of December 31, 2012 and 2011 (in thousands):

	Incurred			Payable as of
	Year Ended December 31,			December 31,
	2012	2011	2010	2012	2011
Expensed
Asset management fees(1)	$12,211	$12,328	$19,636	$—	$—
Reimbursement of operating expenses(2)	212	94	38	104	—
Disposition fees(3)	8,260	2,089	726	—	—
Additional Paid-in Capital
Selling commissions	262	1,115	1,160	—	—
	$20,945	$15,626	$21,560	$104	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.6 million, $(1.3) million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. On March 20, 2012, the Company entered into an amendment to the Advisory Agreement with the Advisor pursuant to which the Advisor agreed to forgive debt related to $1.6 million of advances from the Advisor to the Company related to distributions and the Advisor agreed to waive the approximately $5.4 million of performance fees related to the National Industrial Portfolio.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $121,000, $94,000 and $38,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and were the only employee costs reimbursed under the Advisory Agreement through December 31, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

13.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Supplemental Disclosure of Cash Flow Information:
Interest paid	$108,801	$84,389	$55,952
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans satisfied in connection with deed in lieu of foreclosure	$207,189	$441,244	$—
Real estate acquired through foreclosure	$—	$—	$90,606
Liabilities assumed through foreclosure of real estate	$—	$—	$52,483
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$11,131	$46,492	$46,540
Assets and liabilities assumed in connection with the Settlement Agreement
Transfer of the GKK Properties	$—	$1,827,553	$—
Liabilities related to the GKK Properties	$—	$1,509,673	$—
Pledged government securities	$—	$93,623	$—
Restricted cash	$—	$124,261	$—
Accounts payable and other liabilities	$—	$106,027	$—
Accounts receivable and assets	$—	$37,524	$—

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

14.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of December 31, 2012. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities and preferred membership interest investments. The GKK Properties segment excludes GKK Properties sold or held for sale but includes the remaining GKK Properties held as a result of the indirect transfers under the Settlement Agreement of primarily office properties, bank branch properties and operations centers located in 30 states. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income from continuing operations (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment and its GKK Properties segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income and income from its unconsolidated joint venture investment less loan servicing costs, asset management fees and interest expense. NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments, real estate-related investments and the GKK Properties segment and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the years ended December 31, 2012, 2011 and 2010, and total assets and total liabilities for each reportable segment as of December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
Real estate segment(1)	$89,257	$93,443	$98,210
Real estate-related segment	3,878	16,240	45,411
GKK Properties segment(1)	140,448	46,401	—
Total revenues	$233,583	$156,084	$143,621
Interest Expense:
Real estate segment(1)	$22,903	$27,669	$28,992
Real estate-related segment	24	7,808	5,114
GKK Properties segment(1)	46,838	15,836	—
Total interest expense	$69,765	$51,313	$34,106
NOI:
Real estate segment(1)	$20,575	$19,319	$22,361
Real estate-related segment	4,154	8,244	41,707
GKK Properties segment(1)	13,355	(22)	—
Total NOI	$38,084	$27,541	$64,068

	December 31,
	2012	2011
Assets:
Real estate segment	$784,729	$819,196
Real estate-related segment	56,779	99,294
GKK Properties segment	919,948	1,103,365
Total segment assets	1,761,456	2,021,855
Real estate held for sale	302,864	1,444,435
Foreclosed real estate held for sale	26,275	28,848
Corporate-level(2)	212,960	9,650
Total assets	$2,303,555	$3,504,788
Liabilities:
Real estate segment	$456,678	$500,100
Real estate-related segment	410	6,863
GKK Properties segment	764,226	945,024
Total segment liabilities	1,221,314	1,451,987
Real estate held for sale	299,255	1,182,652
Corporate-level(3)	1,571	9,892
Total liabilities	$1,522,140	$2,644,531
_____________________
(1) Amounts do not include real estate held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $212.4 million and $9.1 million as of December 31, 2012 and 2011, respectively.
(3) As of December 31, 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses. As of December 31, 2011, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The following table reconciles the Company’s net (loss) income to its NOI for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(43,142)	$4,557	$(114,379)
Gain on sales of foreclosed real estate held for sale	(127)	(134)	(2,011)
Gain on sales of real estate securities	(25,456)	—	—
Other income and interest income	(54)	(1,702)	(110)
General and administrative expenses	22,447	20,280	7,035
Depreciation and amortization	89,529	57,214	42,149
Impairment charge on real estate held for investment	31,882	6,833	—
Provision for loan losses	142	11,999	11,046
Total (income) loss from discontinued operations	(37,137)	(71,506)	120,338
NOI	$38,084	$27,541	$64,068

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$59,852	$57,511	$58,896	$57,324
Total gain (loss) from discontinued operations	$(4,194)	$(6,107)	$2,514	$44,924
Net income (loss) attributable to common stockholders	$2,988	$(24,207)	$(16,712)	$(5,211)
Income (loss) per common share, basic and diluted	$0.02	$(0.13)	$(0.09)	$(0.03)
Distributions declared per common share (1)	$0.085	$—	$—	$—

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$33,204	$27,538	$35,875	$59,467
Total gain (loss) from discontinued operations	$(520)	$(23,404)	$(7,870)	$103,300
Net income (loss) attributable to common stockholders	$941	$(28,379)	$(29,623)	$37,723
Income (loss) per common share, basic and diluted	$0.01	$(0.15)	$(0.16)	$0.20
Distributions declared per common share (1)	$0.129	$0.131	$0.132	$0.133
____________________
(1) Distributions declared per common shares assumes each share was issued and outstanding each day during the respective quarterly period from January 1, 2011 through February 28, 2012. Each day during the period from January 1, 2011 through February 28, 2012 was a record date for distributions. Distributions were calculated at a rate of $0.00143836 per share per day from January 1, 2011 through February 28, 2012.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

16.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties. The property leases have expiration dates between 2013 and 2085 and are subject to ground leases that have expiration dates between 2013 and 2101. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the properties.
Future minimum lease payments owed by the Company under non-cancelable operating ground leases, excluding payments owed related to properties held for non-sale disposition, as of December 31, 2012 were as follows (in thousands):

2013	$17,607
2014	17,392
2015	16,898
2016	16,396
2017	12,549
Thereafter	36,556
$117,398
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
December 31, 2012

17.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of Properties Subsequent to December 31, 2012
Subsequent to December 31, 2012 and through March 12, 2013, the Company sold 30 GKK Properties, which were classified as held for sale as of December 31, 2012, for $36.1 million (net of selling costs), which resulted in net sales proceeds of $4.1 million after the repayment of debt outstanding. The net sales proceeds from the sales of the GKK Properties were used to fund loan reserves. In addition, on March 8, 2013, the Company sold 40 of the PB Capital Properties to the PB Capital Buyer for an aggregate purchase price of $240.9 million, excluding closing costs. See Note 7, “Real Estate Held for Sale and Discontinued Operations — PB Capital Properties.”
Share Redemption Program
On March 6, 2013, the Company’s board of directors approved an amended and restated share redemption program (the “Amended Share Redemption Program”). Pursuant to the Amended Share Redemption Program, the Company has modified how it will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then it will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. If the Company is redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.
There were no other changes to the share redemption program. The Amended Share Redemption Program will be effective for redemptions under the program 30 days after the Company files this Annual Report on Form 10-K.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2012
Allowance for doubtful accounts	$5,007	$835	$(545)	$5,297
Reserve for loan losses	74,134	142	(72,054)	2,222

Year Ended December 31, 2011
Allowance for doubtful accounts	$617	$2,207	$2,183	$5,007
Reserve for loan losses	97,800	11,740	(35,406)	74,134

Year Ended December 31, 2010
Allowance for doubtful accounts	$2,555	$654	$(2,592)	$617
Reserve for loan losses	110,478	11,046	(23,724)	97,800

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Plaza in Clayton	Saint Louis, MO	100%	$62,200	$2,793	$91,162	$93,955	$(2,514)	$2,793	$88,648	$91,441	$(14,786)	2001	09/27/2006
825 University Avenue Building	Norwood, MA	100%	19,000	4,165	27,087	31,252	(8,744)	3,676	18,832	22,508	(1,179)	2004/2006	12/05/2006
Crescent Green Buildings	Cary, NC	100%	(3)	6,200	42,508	48,708	(1,442)	6,200	41,066	47,266	(10,112)	1996/1997/1998	01/31/2007
Sabal VI Building	Tampa, FL	100%	(3)	2,600	14,917	17,517	(4,709)	2,316	10,492	12,808	(141)	1988	03/05/2007
Royal Ridge Building	Alpharetta, GA	100%	21,718	3,500	33,166	36,666	(11,738)	3,313	21,615	24,928	—	2001	06/21/2007
Bridgeway Technology Center	Newark, CA	100%	26,824	11,299	34,705	46,004	(15,335)	8,933	21,736	30,669	—	1996	06/27/2007
Opus National Industrial Portfolio (4)	Various	100%	(5)	4,260	22,423	26,683	(6,071)	3,450	17,162	20,612	(1,884)	Various	07/25/2007
ADP Plaza	Portland, OR	100%	20,900	5,100	28,755	33,855	(304)	5,100	28,451	33,551	(4,290)	1981	11/07/2007
Woodfield Preserve Office Center	Schaumburg, IL	100%	(6)	7,001	121,603	128,604	(3,032)	7,001	118,571	125,572	(27,286)	2001	11/13/2007
Nashville Flex Portfolio	Nashville, TN	100%	(5)	8,350	46,441	54,791	(19,234)	6,475	29,082	35,557	(3,789)	Various	11/15/2007
Rivertech I and II	Billerica, MA	100%	25,105	3,931	42,111	46,042	(444)	3,931	41,667	45,598	(9,531)	1983/2001,2007	02/20/2008
Millennium I Building	Addison, TX	100%	(6)	3,350	71,657	75,007	(431)	3,350	71,226	74,576	(10,809)	2000	06/05/2008
Tysons Dulles Plaza	McLean, VA	100%	76,375	38,839	121,210	160,049	(545)	38,839	120,665	159,504	(19,347)	1986-1990	06/06/2008
Great Oaks Center	Alpharetta, GA	100%	(3)	7,743	28,330	36,073	(17,499)	3,436	15,138	18,574	—	1999	07/18/2008
University Park Buildings	Sacramento, CA	100%	(7)	4,520	22,029	26,549	(294)	4,520	21,735	26,255	(2,967)	1981	07/31/2008
Meridian Tower	Tulsa, OK	100%	(7)	2,050	16,728	18,778	599	2,050	17,327	19,377	(3,230)	1982	08/18/2008
North Creek Parkway Center	Bothell, WA	100%	(7)	11,200	30,755	41,955	(8,566)	9,941	23,448	33,389	—	1986-1987	08/28/2008
City Gate Plaza	Sacramento, CA	100%	(7)	2,880	18,895	21,775	(316)	2,880	18,579	21,459	(4,032)	1988-1990	11/25/2008
Bentonville	Benton, AR	100%	(8)	167	607	774	(9)	167	598	765	(62)	1973 / 1981	09/01/2011
Mountain Home - Main Building	Mountain Home, AR	100%	(8)	380	438	818	—	380	438	818	(128)	1980	09/01/2011
RH Johnson - Main Building	Sun City, AZ	100%	(8)	949	546	1,495	—	949	546	1,495	(83)	1981	09/01/2011
Arnold	Arnold, CA	100%	(8)	213	684	897	—	213	684	897	(107)	1981	09/01/2011
Bay - Fair	San Leandro, CA	100%	(8)	913	594	1,507	55	913	649	1,562	(119)	1981	09/01/2011
Burlingame - Main Building	Burlingame, CA	100%	(8)	671	467	1,138	—	671	467	1,138	(92)	1961	09/01/2011
Canoga Park Branch	Canoga Park, CA	100%	(8)	886	467	1,353	—	886	467	1,353	(87)	1957	09/01/2011
College Heights	Bakersfield, CA	100%	(8)	582	523	1,105	—	582	523	1,105	(97)	1979	09/01/2011
Dinuba	Dinuba, CA	100%	(8)	496	357	853	—	496	357	853	(61)	1972	09/01/2011
East Fresno	Fresno, CA	100%	(8)	373	463	836	—	373	463	836	(72)	1959	09/01/2011
Eureka Main	Eureka, CA	100%	(8)	427	482	909	—	427	482	909	(93)	1900	09/01/2011
Folsum	Folsum, CA	100%	(8)	506	402	908	(78)	506	324	830	(45)	1981	09/01/2011
Fort Bragg	Fort Bragg, CA	100%	(8)	332	528	860	(44)	332	484	816	(83)	1975	09/01/2011
Hanford - Main Building	Hanford, CA	100%	(8)	466	614	1,080	—	466	614	1,080	(96)	1976	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Healdsburg	Healdsburg, CA	100%	(8)	$850	$407	$1,257	$(33)	$850	$374	$1,224	$(47)	1979	09/01/2011
Hemet Branch	Hemet, CA	100%	(8)	1,200	780	1,980	—	1,200	780	1,980	(125)	1982	09/01/2011
Hilltop	Redding, CA	100%	(8)	773	437	1,210	(44)	773	393	1,166	(53)	1982	09/01/2011
Lemoore	Lemoore, CA	100%	(8)	175	407	582	109	175	516	691	(62)	1959	09/01/2011
Lincoln Village	Stockton, CA	100%	(8)	642	484	1,126	(36)	642	448	1,090	(63)	1980	09/01/2011
Livermore	Livermore, CA	100%	(8)	755	655	1,410	(35)	755	620	1,375	(78)	1982	09/01/2011
Martin Luther King Jr.	Los Angeles, CA	100%	(8)	1,278	626	1,904	—	1,278	626	1,904	(107)	1971	09/01/2011
Mission-23rd	San Francisco, CA	100%	(8)	618	471	1,089	—	618	471	1,089	(66)	1925	09/01/2011
Montrose Branch	Montrose, CA	100%	(8)	906	402	1,308	(18)	906	384	1,290	(51)	1952	09/01/2011
Ontario Plaza Branch	Ontario, CA	100%	(8)	370	439	809	—	370	439	809	(59)	1982	09/01/2011
Orangevale Branch	Orangevale, CA	100%	(8)	469	798	1,267	(137)	469	661	1,130	(64)	1978	09/01/2011
Oroville	Oroville, CA	100%	(8)	669	381	1,050	(69)	669	312	981	(39)	1981	09/01/2011
Pleasanton	Pleasanton, CA	100%	(8)	944	448	1,392	(33)	944	415	1,359	(59)	1981	09/01/2011
Porterville - Main Building	Porterville, CA	100%	(8)	729	457	1,186	—	729	457	1,186	(93)	1974	09/01/2011
Reedley	Reedley, CA	100%	(8)	450	541	991	—	450	541	991	(125)	1964	09/01/2011
Reseda Branch	Reseda, CA	100%	(8)	449	388	837	—	449	388	837	(79)	1958	09/01/2011
Ridgecrest	Ridgecrest, CA	100%	(8)	634	478	1,112	—	634	478	1,112	(95)	1973	09/01/2011
Sherman Oaks	Sherman Oaks, CA	100%	(8)	957	483	1,440	—	957	483	1,440	(83)	1958	09/01/2011
Slauson - Vermont	Los Angeles, CA	100%	(8)	1,159	609	1,768	(22)	1,159	587	1,746	(79)	1971	09/01/2011
St. Helena	St. Helena, CA	100%	(8)	824	763	1,587	(25)	824	738	1,562	(102)	1976	09/01/2011
Stockton Agri-Center	Stockton, CA	100%	(8)	591	508	1,099	(28)	591	480	1,071	(65)	1982	09/01/2011
Susanville	Susanville, CA	100%	(8)	182	317	499	6	182	323	505	(44)	1979	09/01/2011
Toluca Lake	Burbank, CA	100%	(8)	522	869	1,391	—	522	869	1,391	(96)	1978	09/01/2011
Turlock - Main Building	Turlock, CA	100%	(8)	805	556	1,361	—	805	556	1,361	(102)	1971	09/01/2011
Vacaville Financial Center	Vacaville, CA	100%	(8)	577	489	1,066	(31)	577	458	1,035	(64)	1980	09/01/2011
Vernon Branch	Vernon, CA	100%	(8)	1,102	566	1,668	—	1,102	566	1,668	(93)	1960	09/01/2011
West Los Angeles Branch	W. Los Angeles, CA	100%	(8)	991	570	1,561	—	991	570	1,561	(90)	1957	09/01/2011
Williow Glenn	San Jose, CA	100%	(8)	353	295	648	(44)	353	251	604	(40)	1955	09/01/2011
Batterson	Farmington, CT	100%	(8)	3,390	7,113	10,503	—	3,390	7,113	10,503	(1,280)	1970	09/01/2011
Greenwich	Greenwich, CT	100%	(8)	1,353	5,675	7,028	119	1,353	5,794	7,147	(655)	1927	09/01/2011
North Wakefield Drive	Newark, DE	100%	(8)	1,662	10,166	11,828	—	1,662	10,166	11,828	(953)	1996	09/01/2011
Baypoint	Miami, FL	100%	(8)	246	619	865	(52)	246	567	813	(91)	1958	09/01/2011
Bayshore - Main Building	Bradentown, FL	100%	(8)	391	445	836	—	391	445	836	(62)	1971	09/01/2011
Blountstown - Main Building	Blountstown, FL	100%	(8)	69	365	434	(11)	69	354	423	(39)	1981	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Charlotte Harbor - Main Building	Port Charlotte, FL	100%	(8)	$272	$500	$772	$(82)	$272	$418	$690	$(73)	1990	09/01/2011
Coral Ridge - Main Building	Ft. Lauderdale, FL	100%	(8)	835	1,099	1,934	—	835	1,099	1,934	(285)	1969	09/01/2011
Crystal River - Main Building	Crystal River, FL	100%	(8)	119	329	448	(60)	119	269	388	(36)	1970	09/01/2011
Ft. Myers Beach - Main Building	Ft. Myers Beach, FL	100%	(8)	230	407	637	(26)	230	381	611	(129)	1968	09/01/2011
Ft. Walton Beach - Main Building	Ft. Walton Beach, FL	100%	(8)	427	478	905	(31)	427	447	874	(129)	1975	09/01/2011
Homestead - Main Building	Homestead, FL	100%	(8)	1,113	578	1,691	(87)	1,113	491	1,604	(66)	1973	09/01/2011
Live Oak - Main Building	Live Oak, FL	100%	(8)	679	942	1,621	—	679	942	1,621	(222)	1965	09/01/2011
Midway - Main Building	Miami, FL	100%	(8)	1,401	826	2,227	35	1,401	861	2,262	(155)	1974	09/01/2011
Plantation - Main Building	Plantation, FL	100%	(8)	1,189	1,092	2,281	6	1,189	1,098	2,287	(91)	1976/2002	09/01/2011
Trouble Creek - Main Building	New Port Richey, FL	100%	(8)	453	478	931	(2)	453	476	929	(139)	1970	09/01/2011
West Sunrise - Main Building	Plantation, FL	100%	(8)	1,060	1,146	2,206	123	1,060	1,269	2,329	(218)	1976	09/01/2011
Weeki Wachee - Main Building	Brooksville, FL	100%	(8)	407	813	1,220	—	407	813	1,220	(143)	1970	09/01/2011
Westside - Main Building	Bradenton, FL	100%	(8)	608	388	996	—	608	388	996	(91)	1964	09/01/2011
Aberdeen Village - Main Building	Peachtree City, GA	100%	(8)	564	1,830	2,394	—	564	1,830	2,394	(181)	1981	09/01/2011
East Point - Main Building	East Point, GA	100%	(8)	319	337	656	(16)	319	321	640	(71)	1981	09/01/2011
Exchange Street	Malden, MA	100%	(8)	6,856	10,795	17,651	5	6,856	10,800	17,656	(1,356)	1984	09/01/2011
Waltham Main (I & II)	Waltham, MA	100%	(8)	8,971	13,064	22,035	428	8,971	13,492	22,463	(1,885)	1968/1976	09/01/2011
Wheaton - Main Building	Wheaton, MD	100%	(8)	1,245	939	2,184	(92)	1,245	847	2,092	(105)	1960/2003	09/01/2011
Court Street	Auburn, ME	100%	(8)	149	352	501	(20)	149	332	481	(83)	1969	09/01/2011
Gannett Drive	South Portland, ME	100%	(8)	953	1,905	2,858	—	953	1,905	2,858	(223)	1997	09/01/2011
Ballwin Facility - Main Building	Ballwin, MO	100%	(8)	114	464	578	(57)	114	407	521	(53)	1972	09/01/2011
Belton Facility - Main Building	Belton, MO	100%	(8)	454	574	1,028	(82)	454	492	946	(57)	1976	09/01/2011
Forsyth Facility - Main Building	Forsyth, MO	100%	(8)	83	239	322	—	83	239	322	(55)	1960	09/01/2011
I-70 & Noland Facility - Main Bldg	Independence, MO	100%	(8)	598	640	1,238	(136)	598	504	1,102	(55)	1981	09/01/2011
Metropolitan/Holmes - Main Bldg	Kansas City, MO	100%	(8)	339	426	765	(52)	339	374	713	(44)	1981	09/01/2011
Gateway Center - Charlotte	Charlotte, NC	100%	(8)	6,334	22,712	29,046	(7)	6,334	22,705	29,039	(2,285)	1987/1988	09/01/2011
Nashua Main	Nashua, NH	100%	(8)	334	2,639	2,973	10	334	2,649	2,983	(364)	1800	09/01/2011
Portsmouth Pleasant	Portsmouth, NH	100%	(8)	317	673	990	—	317	673	990	(97)	1860s	09/01/2011
Arthur Street	East Brunswick, NJ	100%	(8)	1,010	941	1,951	—	1,010	941	1,951	(162)	1972	09/01/2011
Beechwood Road	Summit, NJ	100%	(8)	465	651	1,116	—	465	651	1,116	(92)	1957	09/01/2011
Bellevue Avenue	Hammonton, NJ	100%	(8)	382	2,200	2,582	17	382	2,217	2,599	(258)	1964	09/01/2011
Bergenline Avenue	Union City, NJ	100%	(8)	179	370	549	(2)	179	368	547	(78)	1970	09/01/2011
Bridgewater	Bridgewater, NJ	100%	(8)	1,493	2,530	4,023	(181)	1,493	2,349	3,842	(489)	1974/1980	09/01/2011
Lakewood Route 70	Lakewood, NJ	100%	(8)	1,328	953	2,281	17	1,328	970	2,298	(153)	1988	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Maplewood Avenue	Maplewood, NJ	100%	(8)	$406	$497	$903	$—	$406	$497	$903	$(175)	1926/1983	09/01/2011
Pennsauken	Pennsauken, NJ	100%	(8)	750	794	1,544	—	750	794	1,544	(139)	1966	09/01/2011
South Orange Avenue	South Orange, NJ	100%	(8)	110	316	426	—	110	316	426	(48)	1944	09/01/2011
Springfield Avenue	Summit, NJ	100%	(8)	2,166	769	2,935	—	2,166	769	2,935	(103)	1929	09/01/2011
Wood Avenue	Linden, NJ	100%	(8)	1,657	1,043	2,700	—	1,657	1,043	2,700	(163)	1955/1970	09/01/2011
Amador (Las Cruces) - Main Bldg	Las Cruces, NM	100%	(8)	120	634	754	(114)	120	520	640	(59)	1970/1991	09/01/2011
Santa Fe-Metro Bank - Main Bldg	Santa Fe, NM	100%	(8)	—	1,646	1,646	—	—	1,646	1,646	(194)	1972 / 1985	09/01/2011
Broadway	Albany, NY	100%	(8)	1,047	2,556	3,603	—	1,047	2,556	3,603	(235)	1898	09/01/2011
Genesee Street	Auburn, NY	100%	(8)	284	1,241	1,525	38	284	1,279	1,563	(156)	1928	09/01/2011
Hempstead Tpke	East Meadow, NY	100%	(8)	169	464	633	(20)	169	444	613	(20)	1955/1990	09/01/2011
Jamaica	Jamaica, NY	100%	(8)	185	953	1,138	—	185	953	1,138	(68)	1960/2001	09/01/2011
Levittown	Levittown, NY	100%	(8)	543	389	932	—	543	389	932	(65)	1962	09/01/2011
Merrick Avenue	Merrick, NY	100%	(8)	259	1,846	2,105	(53)	259	1,793	2,052	(271)	1952	09/01/2011
Middle Neck Road	Great Neck, NY	100%	(8)	349	281	630	(30)	349	251	600	(42)	1956	09/01/2011
Park Avenue	Wantagh, NY	100%	(8)	213	360	573	(17)	213	343	556	(98)	1953	09/01/2011
State Street	Allbany, NY	100%	(8)	865	7,631	8,496	292	865	7,923	8,788	(873)	1927/1980s	09/01/2011
Transit Road	West Seneca, NY	100%	(8)	665	6,065	6,730	85	665	6,150	6,815	(895)	1972	09/01/2011
Wantagh	West Hempstead, NY	100%	(8)	928	1,787	2,715	—	928	1,787	2,715	(183)	1940/2002	09/01/2011
31st Street - Main Building	Tulsa, OK	100%	(8)	400	591	991	(53)	400	538	938	(56)	1972/1979	09/01/2011
Broken Arrow - Main Building	Broken Arrow, OK	100%	(8)	357	463	820	(67)	357	396	753	(40)	1972/1979	09/01/2011
Catoosa - Main Building	Catoosa, OK	100%	(8)	174	354	528	(83)	174	271	445	(34)	1964/1972	09/01/2011
Gresham - Main Building	Gresham, OR	100%	(8)	374	668	1,042	(42)	374	626	1,000	(78)	1978	09/01/2011
Parkrose - Main Building	Portland, OR	100%	(8)	216	326	542	(48)	216	278	494	(41)	1967	09/01/2011
Blair Mill Road	Horsham, PA	100%	(8)	1,171	1,794	2,965	—	1,171	1,794	2,965	(189)	1985	09/01/2011
Bustleton Avenue	Philadelphia, PA	100%	(8)	188	788	976	—	188	788	976	(94)	1953	09/01/2011
Dupont Drive	Providence, RI	100%	(8)	1,330	8,737	10,067	288	1,330	9,025	10,355	(1,307)	1963	09/01/2011
Post Road	North Kingstown, RI	100%	(8)	825	1,527	2,352	—	825	1,527	2,352	(232)	1988	09/01/2011
Hilton Head-Pope Ave - Main Bldg	Hilton Head, SC	100%	(8)	527	646	1,173	—	527	646	1,173	(148)	1981	09/01/2011
Rock Hill MO - Main Building	Rock Hill, SC	100%	(8)	553	538	1,091	—	553	538	1,091	(92)	1986	09/01/2011
Lebanon Main - Main Building	Lebanon, TN	100%	(8)	125	237	362	(23)	125	214	339	(32)	1962	09/01/2011
Beaumont - Main Building	Beaumont, TX	100%	(8)	181	369	550	—	181	369	550	(72)	1958	09/01/2011
Harlandale - Main Building	San Antonio, TX	100%	(8)	282	418	700	19	282	437	719	(111)	1970	09/01/2011
Nederland - Main Building	Nederland, TX	100%	(8)	49	510	559	4	49	514	563	(110)	1946	09/01/2011
Northern Hills - Main Building	San Antonio, TX	100%	(8)	342	449	791	—	342	449	791	(90)	1979	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Steeplechase - Main Building	Houston, TX	100%	(8)	$286	$637	$923	$(30)	$286	$607	$893	$(223)	1981	09/01/2011
Witchita Falls - Main Building	Wichita Falls, TX	100%	(8)	566	780	1,346	(73)	566	707	1,273	(155)	1978	09/01/2011
Abingdon - Main Building	Abingdon, VA	100%	(8)	375	295	670	—	375	295	670	(52)	1964/1980	09/01/2011
Coliseum-Riverdale - Main Bldg	Hampton, VA	100%	(8)	352	403	755	18	352	421	773	(64)	1974/1998	09/01/2011
Fairfax Courthouse	Fairfax, VA	100%	(8)	590	968	1,558	28	590	996	1,586	(113)	1932/2000	09/01/2011
Orange - Main Building	Orange, VA	100%	(8)	48	266	314	—	48	266	314	(63)	1925	09/01/2011
Robinson & Broad - Main Building	Richmond, VA	100%	(8)	291	573	864	(27)	291	546	837	(78)	1947/1985	09/01/2011
Camas - Main Building	Camas, WA	100%	(8)	386	243	629	(20)	386	223	609	(35)	1951	09/01/2011
Clarkston - Main Building	Clarkston, WA	100%	(8)	205	610	815	(25)	205	585	790	(66)	1958	09/01/2011
Edmonds - Main Building	Edmonds, WA	100%	(8)	367	348	715	27	367	375	742	(55)	1956	09/01/2011
Greenwood - Main Building	Seattle, WA	100%	(8)	104	221	325	12	104	233	337	(32)	1948	09/01/2011
Kennewick - Main Building	Kennewick, WA	100%	(8)	243	673	916	(37)	243	636	879	(52)	1977/1991	09/01/2011
Lynden - Main Building	Lynden, WA	100%	(8)	—	186	186	—	—	186	186	(37)	1973	09/01/2011
Port Townsend	Port Townsend, WA	100%	(8)	73	235	308	(17)	73	218	291	(29)	1974	09/01/2011
Quincy - Main Building	Quincy, WA	100%	(8)	138	275	413	(15)	138	260	398	(22)	1977/1991	09/01/2011
Sequim - Main Building	Sequim, WA	100%	(8)	377	370	747	(32)	377	338	715	(41)	1979	09/01/2011
Wenatchee Valley - Main Building	Wenatchee, WA	100%	(8)	19	456	475	163	19	619	638	(46)	1965/1992	09/01/2011
Ballard - Main Building	Seattle, WA	100%	(8)	270	326	596	45	270	371	641	(56)	1951	09/01/2011
Daytona Beach Spdwy - Main Bldg	Daytona Beach, FL	100%	(8)	1,060	638	1,698	26	1,060	664	1,724	(105)	1974	09/01/2011
Palm Beach Vault	West Palm Beach, FL	100%	(8)	854	533	1,387	(78)	854	455	1,309	(59)	1997	09/01/2011
Redmond - Main Building	Redmond, OR	100%	(8)	50	206	256	—	50	206	256	(28)	1925/1982	09/01/2011
Las Vegas Ops Center	Las Vegas, NV	100%	(8)	5,313	4,474	9,787	—	5,313	4,474	9,787	(643)	1972/1990	09/01/2011
South First Street	Lufkin, TX	100%	(9)	191	572	763	—	191	572	763	(104)	1957	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	(9)	30	40	70	56	30	96	126	(9)	1950	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	(9)	1,701	3,999	5,700	125	1,701	4,124	5,825	(1,422)	1950/1959	09/01/2011
Orange City	Orange City, FL	100%	(10)	294	1,107	1,401	—	294	1,107	1,401	(93)	1987	09/01/2011
Barbee Chapel Road	Chapel Hill, NC	100%	(10)	117	610	727	—	117	610	727	(37)	2005	09/01/2011
Bernwood Park	Bonita Springs, FL	100%	(10)	1,106	1,891	2,997	—	1,106	1,891	2,997	(112)	2003	09/01/2011
Charlotte Harbor Office	Port Charlotte, FL	100%	(10)	191	633	824	—	191	633	824	(70)	1981	09/01/2011
Cypress Point	Palm Coast, FL	100%	(10)	984	2,456	3,440	—	984	2,456	3,440	(155)	1995	09/01/2011
Hudson Office	Hudson, FL	100%	(10)	1,000	2,478	3,478	—	1,000	2,478	3,478	(196)	1978	09/01/2011
Marco Island Office	Marco Island, FL	100%	(10)	768	2,021	2,789	—	768	2,021	2,789	(210)	1967	09/01/2011
North Lockwood Ridge	Sarasota, FL	100%	(10)	468	1,231	1,699	—	468	1,231	1,699	(66)	2000	09/01/2011
West Bradenton	Bradenton, FL	100%	(10)	382	1,368	1,750	—	382	1,368	1,750	(104)	1989	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Cheshire Sheridan	Atlanta, GA	100%	(10)	$861	$2,261	$3,122	$—	$861	$2,261	$3,122	$(237)	1971	09/01/2011
Edgewood	Columbus, GA	100%	(10)	146	387	533	—	146	387	533	(67)	1974	09/01/2011
University Place Office	Charlotte, NC	100%	(10)	862	1,990	2,852	—	862	1,990	2,852	(143)	1993	09/01/2011
Forest Drive Office	Columbia, SC	100%	(10)	363	1,035	1,398	—	363	1,035	1,398	(82)	1996	09/01/2011
Land O'Lakes Office	Lutz, FL	100%	(10)	431	1,764	2,195	—	431	1,764	2,195	(132)	1988	09/01/2011
West Placerville Branch	Placerville, CA	100%	(10)	388	873	1,261	—	388	873	1,261	(120)	1984	09/01/2011
New Smyrna Beach East	New Smyrna Beach, FL	100%	(11)	472	861	1,333	—	472	861	1,333	(77)	1983	09/01/2011
Hamilton Square	Hamilton Square, NJ	100%	(11)	361	1,251	1,612	—	361	1,251	1,612	(204)	1940	09/01/2011
East Commercial Blvd (Relo)	Fort Lauderdale, FL	100%	(11)	523	1,857	2,380	—	523	1,857	2,380	(192)	1975	09/01/2011
Largo Office	Largo, FL	100%	(11)	757	1,577	2,334	—	757	1,577	2,334	(151)	1980	09/01/2011
New Citrus Park	Tampa, FL	100%	(11)	853	2,069	2,922	—	853	2,069	2,922	(111)	2001	09/01/2011
Providence Square	Marietta, GA	100%	(11)	536	1,573	2,109	—	536	1,573	2,109	(128)	1982	09/01/2011
Ashley Village	Cary, NC	100%	(11)	428	1,373	1,801	—	428	1,373	1,801	(90)	1996	09/01/2011
West Market Street	Greensboro, NC	100%	(11)	304	1,034	1,338	—	304	1,034	1,338	(64)	1996	09/01/2011
Harbison Office	Irmo, SC	100%	(11)	369	1,338	1,707	—	369	1,338	1,707	(94)	1994	09/01/2011
Virginia Beach Shore Drive	Virginia Beach, VA	100%	(11)	276	1,593	1,869	—	276	1,593	1,869	(123)	1979	09/01/2011
Cypress Lake Drive	Fort Myers, FL	100%	(11)	795	1,829	2,624	(8)	787	1,829	2,616	(109)	1998	09/01/2011
Woodstock Crossing	Woodstock, GA	100%	(11)	606	1,376	1,982	—	606	1,376	1,982	(110)	1994	09/01/2011
The Avenues	Jacksonville, FL	100%	(11)	438	1,163	1,601	—	438	1,163	1,601	(72)	1999	09/01/2011
Roseville Branch	Roseville, CA	100%	(11)	655	1,870	2,525	—	655	1,870	2,525	(185)	1987	09/01/2011
Valley Springs	Valley Springs, CA	100%	(11)	123	886	1,009	—	123	886	1,009	(78)	1992	09/01/2011
Lake Community Bank	Lakeport, CA	100%	(11)	564	2,211	2,775	—	564	2,211	2,775	(215)	1994	09/01/2011
Park Hill	N. Little Rock, AR	100%	(12)	175	691	866	—	175	691	866	(108)	1965	09/01/2011
Holiday	Holiday, FL	100%	(12)	734	1,324	2,058	—	734	1,324	2,058	(185)	1973	09/01/2011
Village Circle	Chapel Hill, NC	100%	(12)	367	2,312	2,679	—	367	2,312	2,679	(211)	2005	09/01/2011
Bloomingdale	Brandon, FL	100%	(12)	379	787	1,166	—	379	787	1,166	(85)	1980	09/01/2011
Cedar Shores Office	Ocala, FL	100%	(12)	749	943	1,692	—	749	943	1,692	(73)	1990	09/01/2011
Grove City Office	Grove City, FL	100%	(12)	536	1,217	1,753	—	536	1,217	1,753	(97)	1978	09/01/2011
Bluegrass Office	Alpharetta, GA	100%	(12)	595	1,521	2,116	—	595	1,521	2,116	(95)	1997	09/01/2011
LaVista Road	Tucker, GA	100%	(12)	659	1,225	1,884	—	659	1,225	1,884	(95)	2002	09/01/2011
Garner Office	Garner, NC	100%	(12)	526	1,372	1,898	—	526	1,372	1,898	(83)	1998	09/01/2011
James Island	Charleston, SC	100%	(12)	665	1,258	1,923	—	665	1,258	1,923	(79)	1999	09/01/2011
Chester	Chester, VA	100%	(12)	187	368	555	—	187	368	555	(50)	1986	09/01/2011
Haddonfield - Kings	Haddonfield, NJ	100%	(12)	196	914	1,110	—	196	914	1,110	(56)	1986	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Staples Mill	Richmond, VA	100%	(12)	$368	$737	$1,105	$—	$368	$737	$1,105	$(92)	1974	09/01/2011
Cameron Park	Cameron Park, CA	100%	(12)	454	1,566	2,020	—	454	1,566	2,020	(146)	1993	09/01/2011
Sonora - Branch	Sonora, CA	100%	(12)	27	1,284	1,311	—	27	1,284	1,311	(133)	1980	09/01/2011
Simpsonville Main Office	Simpsonville, SC	100%	(13)	292	677	969	—	292	677	969	(79)	1981	09/01/2011
Banner Elk	Banner Elk, NC	100%	(13)	221	492	713	—	221	492	713	(78)	1985	09/01/2011
47th Terrace Office	Cape Coral, FL	100%	(13)	567	1,509	2,076	—	567	1,509	2,076	(90)	1986	09/01/2011
Altamonte Crossing Office	Altamonte Springs, FL	100%	(13)	799	1,254	2,053	—	799	1,254	2,053	(99)	1992	09/01/2011
Bradenton City	Bradenton, FL	100%	(13)	674	1,097	1,771	—	674	1,097	1,771	(58)	1999	09/01/2011
Brandon	Brandon, FL	100%	(13)	373	1,022	1,395	—	373	1,022	1,395	(92)	1981	09/01/2011
Cordova Office - Pensacola	Pensacola, FL	100%	(13)	270	759	1,029	—	270	759	1,029	(55)	1986	09/01/2011
Deerfield Beach (H.S.)	Deerfield Beach, FL	100%	(13)	1,239	2,278	3,517	—	1,239	2,278	3,517	(141)	1986	09/01/2011
Holly Hill Office	Holly Hill, FL	100%	(13)	301	756	1,057	—	301	756	1,057	(93)	1961	09/01/2011
Sawgrass	Plantation, FL	100%	(13)	1,094	1,345	2,439	—	1,094	1,345	2,439	(99)	1995	09/01/2011
Vero-West (1st Am.)	Vero Beach, FL	100%	(13)	344	1,011	1,355	—	344	1,011	1,355	(129)	1984	09/01/2011
Lilburn Office	Lilburn, GA	100%	(13)	493	870	1,363	—	493	870	1,363	(84)	1986	09/01/2011
Stonehenge Office	Raleigh, NC	100%	(13)	766	1,485	2,251	—	766	1,485	2,251	(91)	1994	09/01/2011
Centerville	Manakin-Sabot, VA	100%	(13)	797	832	1,629	—	797	832	1,629	(89)	1973	09/01/2011
El Dorado Hills Branch	El Dorado Hills, CA	100%	(13)	618	1,548	2,166	—	618	1,548	2,166	(151)	2000	09/01/2011
Sutter Creek	Sutter Creek, CA	100%	(13)	215	522	737	—	215	522	737	(65)	1984	09/01/2011
Albemarle Road	Charlotte, NC	100%	(14)	240	563	803	—	240	563	803	(63)	1979	09/01/2011
Beatties Ford Road	Charlotte, NC	100%	(14)	184	490	674	—	184	490	674	(57)	1970	09/01/2011
Belhaven Boulevard	Charlotte, NC	100%	(14)	240	501	741	—	240	501	741	(67)	1966	09/01/2011
Boger City	Lincolnton, NC	100%	(14)	182	588	770	—	182	588	770	(71)	1971	09/01/2011
Boone Main Office	Boone, NC	100%	(14)	128	753	881	—	128	753	881	(87)	1970	09/01/2011
Burgaw Main Office	Burgaw, NC	100%	(14)	106	382	488	—	106	382	488	(47)	1963	09/01/2011
Burlington Main Office	Burlington, NC	100%	(14)	213	1,220	1,433	—	213	1,220	1,433	(115)	1982	09/01/2011
Cameron Village	Raleigh, NC	100%	(14)	300	822	1,122	—	300	822	1,122	(89)	1985	09/01/2011
Candler	Candler, NC	100%	(14)	157	431	588	—	157	431	588	(50)	1977	09/01/2011
Carmel Commons	Charlotte, NC	100%	(14)	502	898	1,400	—	502	898	1,400	(93)	1980	09/01/2011
Carolina Beach	Carolina Beach, NC	100%	(14)	194	1,045	1,239	—	194	1,045	1,239	(105)	1971	09/01/2011
Cary Village	Cary, NC	100%	(14)	132	540	672	—	132	540	672	(45)	1997	09/01/2011
Cherryville	Cherryville, NC	100%	(14)	96	468	564	—	96	468	564	(52)	1965	09/01/2011
Columbus	Columbus, NC	100%	(14)	58	307	365	—	58	307	365	(37)	1971	09/01/2011
Cornelius	Cornelius, NC	100%	(14)	983	989	1,972	—	983	989	1,972	(83)	1989	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Cumberland	Fayetteville, NC	100%	(14)	$186	$551	$737	$—	$186	$551	$737	$(59)	1982	09/01/2011
Dallas	Dallas, NC	100%	(14)	110	379	489	—	110	379	489	(47)	1972	09/01/2011
Denver	Denver, NC	100%	(14)	75	333	408	—	75	333	408	(42)	1974	09/01/2011
Dixie Village	Gastonia, NC	100%	(14)	137	513	650	—	137	513	650	(59)	1972	09/01/2011
Eden Main Office	Eden, NC	100%	(14)	219	662	881	—	219	662	881	(84)	1980	09/01/2011
Elizabethtown Main	Elizabethtown, NC	100%	(14)	71	592	663	—	71	592	663	(62)	1962	09/01/2011
Farmville	Farmville, NC	100%	(14)	112	892	1,004	—	112	892	1,004	(95)	1965	09/01/2011
Fayetteville Dwntown	Fayetteville, NC	100%	(14)	216	452	668	—	216	452	668	(64)	1980	09/01/2011
Garner	Garner, NC	100%	(14)	126	704	830	—	126	704	830	(77)	1971	09/01/2011
Gastonia Main Office	Gastonia, NC	100%	(14)	313	1,277	1,590	—	313	1,277	1,590	(131)	1977	09/01/2011
Guilford College	Greensboro, NC	100%	(14)	235	803	1,038	—	235	803	1,038	(77)	1983	09/01/2011
Henderson Mo Relc	Henderson, NC	100%	(14)	116	1,145	1,261	—	116	1,145	1,261	(88)	1994	09/01/2011
Hillsborough	Hillsborough, NC	100%	(14)	55	383	438	—	55	383	438	(45)	1920	09/01/2011
Hilltop Plaza	Monroe, NC	100%	(14)	352	935	1,287	—	352	935	1,287	(75)	1993	09/01/2011
Hospital - Greenville	Greenville, NC	100%	(14)	407	737	1,144	—	407	737	1,144	(62)	1991	09/01/2011
Kenansville	Kenansville, NC	100%	(14)	90	463	553	—	90	463	553	(52)	1970	09/01/2011
Kinston Main Office	Kinston, NC	100%	(14)	136	1,121	1,257	—	136	1,121	1,257	(99)	1982	09/01/2011
Landfall	Wilmington, NC	100%	(14)	353	1,116	1,469	—	353	1,116	1,469	(92)	1989	09/01/2011
Marion Main Office	Marion, NC	100%	(14)	232	1,341	1,573	—	232	1,341	1,573	(109)	1982	09/01/2011
Mooresville Main	Mooresville, NC	100%	(14)	195	756	951	—	195	756	951	(88)	1957	09/01/2011
Mt Olive Main Office	Mount Olive, NC	100%	(14)	119	404	523	—	119	404	523	(54)	1962	09/01/2011
Myers Park	Charlotte, NC	100%	(14)	340	1,477	1,817	—	340	1,477	1,817	(152)	1974	09/01/2011
North Asheville	Asheville, NC	100%	(14)	73	430	503	—	73	430	503	(45)	1973	09/01/2011
North Boulevard - Raleigh	Raleigh, NC	100%	(14)	266	689	955	—	266	689	955	(61)	1986	09/01/2011
North Durham	Durham, NC	100%	(14)	202	429	631	—	202	429	631	(52)	1982	09/01/2011
North Henderson	Henderson, NC	100%	(14)	92	247	339	—	92	247	339	(39)	1969	09/01/2011
North Raleigh	Raleigh, NC	100%	(14)	188	472	660	—	188	472	660	(50)	1979	09/01/2011
Northeast	Charlotte, NC	100%	(14)	538	766	1,304	—	538	766	1,304	(92)	1962	09/01/2011
Northwood	High Point, NC	100%	(14)	184	396	580	—	184	396	580	(51)	1980	09/01/2011
Park Road	Charlotte, NC	100%	(14)	376	766	1,142	—	376	766	1,142	(85)	1971	09/01/2011
Pavilions	Winston-Salem, NC	100%	(14)	574	1,284	1,858	—	574	1,284	1,858	(96)	1989	09/01/2011
Pinehurst	Pinehurst, NC	100%	(14)	214	602	816	—	214	602	816	(81)	1904	09/01/2011
Pleasant Garden	Pleasant Garden, NC	100%	(14)	97	235	332	—	97	235	332	(34)	1935	09/01/2011
Reidsville Main Office	Reidsville, NC	100%	(14)	160	349	509	—	160	349	509	(57)	1900	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Reynolda	Winston-Salem, NC	100%	(14)	$236	$518	$754	$—	$236	$518	$754	$(65)	1972	09/01/2011
Salisbury Main Office	Salisbury, NC	100%	(14)	413	987	1,400	—	413	987	1,400	(93)	1983	09/01/2011
Salisbury West	Salisbury, NC	100%	(14)	351	189	540	—	351	189	540	(31)	1994	09/01/2011
Sardis Village	Charlotte, NC	100%	(14)	624	747	1,371	—	624	747	1,371	(88)	1982	09/01/2011
Signal Hill	Statesville, NC	100%	(14)	407	657	1,064	—	407	657	1,064	(81)	1975	09/01/2011
Six Forks	Raleigh, NC	100%	(14)	338	1,053	1,391	—	338	1,053	1,391	(87)	1986	09/01/2011
South Elm	Greensboro, NC	100%	(14)	220	575	795	—	220	575	795	(76)	1969	09/01/2011
South Park Greenville	Greenville, NC	100%	(14)	237	478	715	—	237	478	715	(56)	1980	09/01/2011
South Square	Durham, NC	100%	(14)	288	482	770	—	288	482	770	(55)	1983	09/01/2011
South Pines Main Office	Southern Pines, NC	100%	(14)	399	742	1,141	—	399	742	1,141	(99)	1974	09/01/2011
Southwinds	Spring Lake, NC	100%	(14)	395	886	1,281	—	395	886	1,281	(75)	1994	09/01/2011
Southwood Square	High Point, NC	100%	(14)	348	716	1,064	—	348	716	1,064	(90)	1981	09/01/2011
Spruce Pine Main	Spruce Pine, NC	100%	(14)	172	953	1,125	—	172	953	1,125	(105)	1930	09/01/2011
Statesville Main Office	Statesville, NC	100%	(14)	130	1,852	1,982	—	130	1,852	1,982	(182)	1910	09/01/2011
Swansboro	Swansboro, NC	100%	(14)	92	272	364	—	92	272	364	(33)	1975	09/01/2011
Troutman	Troutman, NC	100%	(14)	319	400	719	—	319	400	719	(115)	1975	09/01/2011
Tryon Main Office	Tryon, NC	100%	(14)	87	1,067	1,154	—	87	1,067	1,154	(102)	1966	09/01/2011
Twin Rivers	New Bern, NC	100%	(14)	255	414	669	—	255	414	669	(55)	1979	09/01/2011
Union Road	Gastonia, NC	100%	(14)	203	750	953	—	203	750	953	(84)	1981	09/01/2011
University	Wilmington, NC	100%	(14)	397	852	1,249	—	397	852	1,249	(101)	1974	09/01/2011
Village Drive	Fayetteville, NC	100%	(14)	293	406	699	—	293	406	699	(51)	1973	09/01/2011
Combee	Lakeland, FL	100%	(15)	198	501	699	—	198	501	699	(63)	1980	09/01/2011
Lantana	Lantana, FL	100%	(15)	604	781	1,385	—	604	781	1,385	(126)	1963	09/01/2011
Monument Road	Jacksonville, FL	100%	(15)	947	2,475	3,422	—	947	2,475	3,422	(189)	1986	09/01/2011
North Boca Raton	Boca Raton, FL	100%	(15)	276	806	1,082	—	276	806	1,082	(87)	1981	09/01/2011
Ridge Road	New Port Richey, FL	100%	(15)	152	554	706	—	152	554	706	(62)	1981	09/01/2011
Rockledge	Rockledge, FL	100%	(15)	230	627	857	—	230	627	857	(84)	1982	09/01/2011
S. Mandarin	Jacksonville, FL	100%	(15)	241	613	854	—	241	613	854	(58)	1986	09/01/2011
Westside	Jacksonville, FL	100%	(15)	495	2,057	2,552	—	495	2,057	2,552	(210)	1962	09/01/2011
Hapeville	Hapeville, GA	100%	(15)	648	1,859	2,507	—	648	1,859	2,507	(189)	1958	09/01/2011
Perimeter Center	Atlanta, GA	100%	(15)	756	2,523	3,279	—	756	2,523	3,279	(186)	1994	09/01/2011
Stephenson	Savannah, GA	100%	(15)	305	621	926	—	305	621	926	(82)	1967	09/01/2011
Toco Hills	Atlanta, GA	100%	(15)	230	692	922	—	230	692	922	(70)	1986	09/01/2011
Walton Way	Augusta, GA	100%	(15)	431	1,144	1,575	—	431	1,144	1,575	(114)	1985	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Washington Road	Augusta, GA	100%	(15)	$395	$1,421	$1,816	$—	$395	$1,421	$1,816	$(135)	1984	09/01/2011
Clemmons	Clemmons, NC	100%	(15)	179	506	685	—	179	506	685	(68)	1973	09/01/2011
King Main	King, NC	100%	(15)	133	600	733	—	133	600	733	(61)	1978	09/01/2011
Marion Main	Marion, NC	100%	(15)	230	897	1,127	—	230	897	1,127	(99)	1980	09/01/2011
Roxboro Main	Roxboro, NC	100%	(15)	424	1,307	1,731	—	424	1,307	1,731	(156)	1980	09/01/2011
Russ Avenue	Waynesville, NC	100%	(15)	296	897	1,193	—	296	897	1,193	(137)	1972	09/01/2011
Sardis Road	Charlotte, NC	100%	(15)	149	480	629	—	149	480	629	(47)	1986	09/01/2011
Valdese Main	Valdese, NC	100%	(15)	198	1,218	1,416	—	198	1,218	1,416	(121)	1952	09/01/2011
Viewmont	Hickory, NC	100%	(15)	147	735	882	—	147	735	882	(80)	1974	09/01/2011
Wilkesboro Main	Wilkesboro, NC	100%	(15)	130	645	775	—	130	645	775	(59)	1986	09/01/2011
Winterpark Temple	Winter Park, FL	100%	(16)	323	891	1,214	—	323	891	1,214	(144)	1994	09/01/2011
Ballantyne	Charlotte, NC	100%	(16)	617	1,674	2,291	—	617	1,674	2,291	(223)	1999	09/01/2011
Cary Preston	Cary, NC	100%	(16)	645	1,862	2,507	—	645	1,862	2,507	(266)	1993	09/01/2011
Clemmons	Clemmons, NC	100%	(16)	557	1,723	2,280	—	557	1,723	2,280	(276)	1970	09/01/2011
Wakefield Fc	Raleigh, NC	100%	(16)	672	1,978	2,650	—	672	1,978	2,650	(253)	2000	09/01/2011
Westinghouse	Charlotte, NC	100%	(16)	614	1,514	2,128	—	614	1,514	2,128	(245)	1986	09/01/2011
Sea Pines Main	Hilton Head, SC	100%	(16)	1,128	4,753	5,881	—	1,128	4,753	5,881	(561)	1991	09/01/2011
Champions	Houston, TX	100%	(17)	390	1,935	2,325	—	390	1,935	2,325	(110)	1997	09/01/2011
Clear Lake	Houston, TX	100%	(17)	434	1,772	2,206	—	434	1,772	2,206	(117)	1981/2005	09/01/2011
Cypress Station	Houston, TX	100%	(17)	203	982	1,185	(22)	203	960	1,163	(50)	1996	09/01/2011
Deer Park	Deer Park, TX	100%	(17)	191	646	837	—	191	646	837	(53)	1990	09/01/2011
Duncanville	Duncanville, TX	100%	(17)	65	322	387	(7)	65	315	380	(59)	1980	09/01/2011
Galleria	Dallas, TX	100%	(17)	480	1,593	2,073	—	480	1,593	2,073	(133)	1980	09/01/2011
Heights	Houston, TX	100%	(17)	298	1,590	1,888	—	298	1,590	1,888	(89)	1992	09/01/2011
Helotes	San Antonio, TX	100%	(17)	201	522	723	—	201	522	723	(54)	1982	09/01/2011
Highway 290	Houston, TX	100%	(17)	1,822	3,466	5,288	(1,575)	1,273	2,440	3,713	(284)	1981	09/01/2011
Highway 6	Houston, TX	100%	(17)	970	2,151	3,121	—	970	2,151	3,121	(120)	1997	09/01/2011
Humble	Humble, TX	100%	(17)	446	1,811	2,257	—	446	1,811	2,257	(114)	1998	09/01/2011
Mangum	Houston, TX	100%	(17)	271	1,383	1,654	—	271	1,383	1,654	(103)	1988	09/01/2011
Northshore	Houston, TX	100%	(17)	149	676	825	—	149	676	825	(46)	1995	09/01/2011
Independence - Main Building - 0104	Charlotte, NC	100%	69,376	6,112	66,908	73,020	930	6,112	67,838	73,950	(4,710)	1983	09/01/2011
FS Wilmington, LP	Wilmington, DE	100%	36,896	9,200	41,046	50,246	—	9,200	41,046	50,246	(5,099)	1995	09/01/2011
Berkeley Heights	Berkeley Height, NJ	100%	425	196	1,051	1,247	—	196	1,051	1,247	(203)	1972	09/01/2011
Feasterville	Feasterville, PA	100%	752	319	2,064	2,383	—	319	2,064	2,383	(303)	1964	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Jenkins Court - Tower	Jenkintown, PA	100%	13,358	1,683	7,362	9,045	(230)	1,683	7,132	8,815	(1,040)	1931/1990	09/01/2011
Kenilworth	Kenilworth, NJ	100%	348	100	912	1,012	—	100	912	1,012	(138)	1955	09/01/2011
Millburn	Millburn, NJ	100%	708	228	1,875	2,103	—	228	1,875	2,103	(275)	1976	09/01/2011
Brainard	Chattanooga, TN	100%	—	—	—	—	—	—	—	—	—	1973	09/01/2011
East Colonial Drive Thr	Orlando, FL	100%	—	—	—	—	—	—	—	—	—	1986	09/01/2011
Inverness	Inverness, FL	100%	—	—	—	—	—	—	—	—	—	1994	09/01/2011
Paoli	Paoli, PA	100%	—	—	—	—	—	—	—	—	—	1989	09/01/2011
Forest Hill Banking Center	Germantown, TN	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Upper Montclair Drive Up	Upper Montclair, NJ	100%	—	—	—	—	—	—	—	—	—	1941	09/01/2011
Ardmore	Ardmore, PA	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011
Milltown	Milltown, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Fairgrounds	Allentown, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
West Goshen	West Chester, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Mountainville	Allentown, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Fort Washington	Fort Washington, PA	100%	—	—	—	—	—	—	—	—	—	1968	09/01/2011
Reading Airport	Reading Airport, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
East Brunswick	East Brunswick, NJ	100%	—	—	—	—	—	—	—	—	—	1972	09/01/2011
Concordia	Cranbury, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Thorndale	Thorndale, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Devon	Devon, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Wind Gap	Wind Gap, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Harborside	Jersey City, NJ	100%	—	—	—	—	—	—	—	—	—	2002	09/01/2011
Hickory Parking Lot	Hickory, NC	100%	—	59	50	109	—	59	50	109	(2)	1986	09/01/2011
Torrance	Torrance, CA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Santa Monica	Santa Monica, CA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Las Vegas - Sahara	Las Vegas, NV	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
East Pembrok Pins	Pembroke Pines, FL	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Chapel Hill	Chapel Hill, NC	100%	—	—	—	—	—	—	—	—	—	1942/1993	09/01/2011
Greenville Main	Greenville, SC	100%	—	—	—	—	—	—	—	—	—	1997	09/01/2011
Del Prado	Cape Coral, FL	100%	—	—	—	—	—	—	—	—	—	1990	09/01/2011
Parkside Marketplace	Glen Allen, VA	100%	—	—	61	61	—	—	61	61	(11)	1988	09/01/2011
Livingston	Livingston, NJ	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011
Downtown St. Petersburg	St. Petersburg, FL	100%	—	—	—	—	—	—	—	—	—	1912/1981	09/01/2011
Draper(Abandond)	Eden, NC	100%	—	20	60	80	—	20	60	80	(7)	1938	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Bank of America Finc - Sub-Lease	Spokane, WA	100%	—	—	—	—	—	—	—	—	—	1981	09/01/2011
Gulfgate - Main Building	Sarasota, FL	100%	—	—	1,165	1,165	—	—	1,165	1,165	(125)	1963	09/01/2011
Cocoa Village Dt	Cocoa, FL	100%	—	483	2,167	2,650	(53)	483	2,114	2,597	(142)	1957/1991	09/01/2011
Citizens - Clinton East Main	Clinton, CT	100%	(18)	172	641	813	—	172	641	813	(61)	1972	10/24/2011
Citizens - Railroad Avenue	Plainfield, CT	100%	(18)	232	426	658	—	232	426	658	(51)	1980	10/24/2011
Citizens - Shunpike Road	Cromwell, CT	100%	(18)	281	484	765	—	281	484	765	(55)	1976	10/24/2011
Citizens - Whalley Avenue	New Haven, CT	100%	(18)	186	416	602	—	186	416	602	(51)	1943	10/24/2011
Citizens - Lockport	Lockport, IL	100%	(18)	287	1,129	1,416	—	287	1,129	1,416	(95)	1981/1996	10/24/2011
Citizens - Columbia Road	Dorchester, MA	100%	(18)	370	1,433	1,803	—	370	1,433	1,803	(150)	1930	10/24/2011
Citizens - East Boston Square	East Boston, MA	100%	(18)	192	785	977	—	192	785	977	(76)	1928	10/24/2011
Citizens - Massachusetts Avenue	Arllington Heights, MA	100%	(18)	401	395	796	—	401	395	796	(45)	1979	10/24/2011
Citizens - Rogers Road	Gloucester, MA	100%	(18)	251	1,174	1,425	—	251	1,174	1,425	(115)	1950	10/24/2011
Citizens - Union Sq - Somerville	Somerville, MA	100%	(18)	647	952	1,599	—	647	952	1,599	(92)	1970	10/24/2011
Citizens - 18 Mile Road	Sterling Height, MI	100%	(18)	207	835	1,042	—	207	835	1,042	(74)	1977	10/24/2011
Citizens - Allen Road - Southgate	Southgate, MI	100%	(18)	422	2,949	3,371	—	422	2,949	3,371	(247)	1973	10/24/2011
Citizens - Ford Road Heights	Dearborn Heights, MI	100%	(18)	494	1,130	1,624	—	494	1,130	1,624	(91)	1981	10/24/2011
Citizens - Grand River	Detroit, MI	100%	(18)	52	611	663	—	52	611	663	(71)	1920	10/24/2011
Citizens - Greater Mack	St. Clair Shores, MI	100%	(18)	626	1,150	1,776	—	626	1,150	1,776	(117)	1980	10/24/2011
Citizens - Grosse Pointe Woods	Grosse Pointe Woods, MI	100%	(18)	249	572	821	—	249	572	821	(59)	1955	10/24/2011
Citizens - Hoover Road	Warren, MI	100%	(18)	133	741	874	—	133	741	874	(68)	1997	10/24/2011
Citizens - Joy Road	Detroit, MI	100%	(18)	66	591	657	—	66	591	657	(68)	1957	10/24/2011
Citizens - Main Street - Belleville	Belleville, MI	100%	(18)	181	1,228	1,409	—	181	1,228	1,409	(71)	1998	10/24/2011
Citizens - North Adams	Rochester, MI	100%	(18)	227	1,417	1,644	—	227	1,417	1,644	(113)	1976	10/24/2011
Citizens - Plymouth Road - Detroit	Detroit, MI	100%	(18)	66	539	605	—	66	539	605	(65)	Early 1960's	10/24/2011
Citizens - Roseville	Roseville, MI	100%	(18)	347	906	1,253	—	347	906	1,253	(84)	1981	10/24/2011
Citizens - Schoenherr	Warren, MI	100%	(18)	145	1,088	1,233	—	145	1,088	1,233	(96)	1979	10/24/2011
Citizens - West Fort Street	Southgate, MI	100%	(18)	122	1,315	1,437	—	122	1,315	1,437	(82)	1984	10/24/2011
Citizens - West Maple	Bloomfield Hills, MI	100%	(18)	317	1,675	1,992	—	317	1,675	1,992	(164)	1962	10/24/2011
Citizens - Woodward - Ferndale	Ferndale, MI	100%	(18)	313	798	1,111	—	313	798	1,111	(84)	1960	10/24/2011
Citizens - Barrington	Barrington, NH	100%	(18)	176	335	511	—	176	335	511	(59)	1985	10/24/2011
Citizens - Coliseum Avenue	Nashua, NH	100%	(18)	206	655	861	—	206	655	861	(64)	1981	10/24/2011
Citizens - One Constitution Way	Somersworth, NH	100%	(18)	135	1,013	1,148	—	135	1,013	1,148	(70)	1985	10/24/2011
Citizens - Endicott	Endicott, NY	100%	(18)	117	2,001	2,118	—	117	2,001	2,118	(201)	1927	10/24/2011
Citizens - Genesee - Utica	Utica, NY	100%	(18)	91	2,001	2,092	—	91	2,001	2,092	(206)	1956/1968	10/24/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Citizens - Glens Falls	Glens Falls, NY	100%	(18)	$167	$1,234	$1,401	$—	$167	$1,234	$1,401	$(122)	1956	10/24/2011
Citizens - Main Street - Beacon	Beacon, NY	100%	(18)	440	1,247	1,687	—	440	1,247	1,687	(128)	1955	10/24/2011
Citizens - Meadow Avenue	Newburgh, NY	100%	(18)	364	1,232	1,596	—	364	1,232	1,596	(124)	1972	10/24/2011
Citizens - Montcalm Street	Ticonderoga, NY	100%	(18)	16	607	623	—	16	607	623	(63)	1920	10/24/2011
Citizens - Chagrin Falls	Chagrin Falls, OH	100%	(18)	188	596	784	—	188	596	784	(60)	Pre 1884	10/24/2011
Citizens - Dover Center Road	Bay Village, OH	100%	(18)	196	484	680	—	196	484	680	(54)	1967	10/24/2011
Citizens - East Street - Euclid	Euclid, OH	100%	(18)	86	708	794	—	86	708	794	(58)	1975	10/24/2011
Citizens - Fairview Park	Fairview Park, OH	100%	(18)	289	374	663	—	289	374	663	(52)	1966	10/24/2011
Citizens - Girard	Girard, OH	100%	(18)	88	1,091	1,179	—	88	1,091	1,179	(86)	1977/1983	10/24/2011
Citizens - Lake Shore Boulevard	Euclid, OH	100%	(18)	234	622	856	—	234	622	856	(76)	1971	10/24/2011
Citizens - Lorain Road	North Olmsted, OH	100%	(18)	254	599	853	—	254	599	853	(44)	1981	10/24/2011
Citizens - Mentor Avenue	Mentor, OH	100%	(18)	690	1,283	1,973	—	690	1,283	1,973	(165)	1958	10/24/2011
Citizens - Navarre Avenue	Oregon, OH	100%	(18)	107	1,015	1,122	—	107	1,015	1,122	(90)	1980	10/24/2011
Citizens - Richmond Heights	Richmond Heights, OH	100%	(18)	353	683	1,036	—	353	683	1,036	(79)	2002	10/24/2011
Citizens - Toledo Main	Toledo, OH	100%	(18)	83	664	747	—	83	664	747	(73)	1952	10/24/2011
Citizens - University Heights	University Heights, OH	100%	(18)	426	505	931	—	426	505	931	(47)	1989/2002	10/24/2011
Citizens - Westlake	Westlake, OH	100%	(18)	283	596	879	—	283	596	879	(54)	1981	10/24/2011
Citizens - Burgettstown	Burgettstown, PA	100%	(18)	68	1,165	1,233	—	68	1,165	1,233	(109)	1921	10/24/2011
Citizens - Zelienople	Zelienople, PA	100%	(18)	26	1,054	1,080	—	26	1,054	1,080	(97)	1920/1971	10/24/2011
Citizens - Portsmouth East Main	Portsmouth, RI	100%	(18)	446	518	964	—	446	518	964	(68)	1979	10/24/2011
Citizens - Pearl St - Essex Junction	Essex Junction, VT	100%	(18)	170	415	585	—	170	415	585	(33)	1986	10/24/2011
801 Market Associates (19)	Philadelphia, PA	100%	37,634	6,325	32,306	38,631	(11,536)	4,358	22,737	27,095	(3,931)	1928/2002	09/01/2011
Arlington (19)	Arlington, TX	100%	(20)	604	1,261	1,865	(192)	538	1,135	1,673	(169)	2003	09/01/2011
Ennis - Main Building (19)	Ennis, TX	100%	(20)	174	1,550	1,724	(371)	133	1,220	1,353	(230)	1965/1973	09/01/2011
Hillsboro-Main Building (19)	Hillsboro, TX	100%	(20)	13	150	163	(76)	10	77	87	(8)	1885/1982	09/01/2011
Paris - Main Building (19)	Paris, TX	100%	(20)	382	761	1,143	(636)	232	275	507	(76)	1965/1973	09/01/2011
Stephenville - Main Building (19)	Stephenville, TX	100%	(20)	257	1,197	1,454	(332)	193	929	1,122	(173)	1906/1980	09/01/2011
	Total Properties Held for Investment			$343,495	$1,397,847	$1,741,342	$(115,157)	$329,070	$1,297,115	$1,626,185	$(179,037)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Sale
Cobb Parkway	Smyra, GA	100%	(9)	$272	$478	$750	$160	$272	$638	$910	$(30)	2008	09/01/2011
Bethel Ohio	Bethel, OH	100%	(9)	43	255	298	(110)	28	160	188	(7)	1900/1996	09/01/2011
Deland Main	Deland, FL	100%	(9)	473	669	1,142	(85)	437	620	1,057	(26)	1964	09/01/2011
Ocean Ridge	Boynton Beach, FL	100%	(9)	343	768	1,111	(67)	329	715	1,044	(73)	1980	09/01/2011
Thomasville	Thomasville, NC	100%	(9)	212	470	682	(58)	198	426	624	(12)	1990	09/01/2011
Sumter Main	Sumter, SC	100%	(9)	247	911	1,158	(364)	172	622	794	(39)	1980	09/01/2011
Williamsburg Main	Williamsburg, VA	100%	(9)	274	1,058	1,332	(90)	255	987	1,242	(36)	1973	09/01/2011
Athens	Athens, AL	100%	(9)	281	460	741	(103)	241	397	638	(20)	1978	09/01/2011
Church Street	Selma, AL	100%	(9)	20	126	146	—	20	126	146	(18)	1960	09/01/2011
College Street	Enterprise, AL	100%	(9)	16	1,051	1,067	(45)	15	1,007	1,022	(25)	1991	09/01/2011
Sand Mountain	Albertville, AL	100%	(9)	—	1,113	1,113	(662)	—	451	451	(107)	1967	09/01/2011
Central Avenue	Hot Springs, AR	100%	(9)	240	2,161	2,401	10	221	2,190	2,411	(134)	1940	09/01/2011
Conway	Conway, AR	100%	(9)	262	727	989	(35)	259	695	954	(32)	1974	09/01/2011
Dewitt Henry Drive	Beebe, AR	100%	(9)	69	256	325	(123)	50	152	202	(8)	1976/1982	09/01/2011
South Denver	Russellville, AR	100%	(9)	102	640	742	(123)	100	519	619	(20)	1960	09/01/2011
Marianna	Marianna, FL	100%	(9)	286	498	784	(291)	194	299	493	(20)	1975/1979	09/01/2011
West Main Street	Inverness, FL	100%	(9)	120	678	798	134	115	817	932	(21)	1971	09/01/2011
Larkin Street	Cornelia, GA	100%	(9)	97	329	426	—	97	329	426	(15)	1974	09/01/2011
South Park Street	Carrolton, GA	100%	(9)	263	365	628	(67)	234	327	561	(17)	1989	09/01/2011
North Howard	Indianola, IA	100%	(9)	92	585	677	(77)	89	511	600	(20)	1900/1992	09/01/2011
Belleville	Belleville, IL	100%	(9)	250	636	886	—	250	636	886	(24)	1968	09/01/2011
East Alton	East Alton, IL	100%	(9)	75	309	384	(80)	58	246	304	(40)	1969	09/01/2011
Kickapoo Street	Lincoln, IL	100%	(9)	12	101	113	(18)	11	84	95	(2)	1979/2003	09/01/2011
Sparta	Sparta, IL	100%	(9)	113	395	508	(91)	94	323	417	(21)	1980	09/01/2011
Wood River Avenue	Wood River, IL	100%	(9)	12	209	221	—	12	209	221	(19)	1954	09/01/2011
Clarksdale	Clarksdale, MS	100%	(9)	86	614	700	—	86	614	700	(17)	1970/1980	09/01/2011
Park Avenue	Aiken, SC	100%	(9)	227	700	927	(201)	190	536	726	(175)	1980	09/01/2011
East College	Fayetteville, TN	100%	(9)	174	535	709	(149)	145	415	560	(12)	1960/1992	09/01/2011
Fredonia Street	Longview, TX	100%	(9)	—	2,197	2,197	(204)	—	1,993	1,993	(84)	1939/1955	09/01/2011
Doyle Street	Toccoa, GA	100%	(9)	114	512	626	(222)	74	330	404	(25)	1963/1978	09/01/2011
Hapeville	Hapeville, GA	100%	(9)	55	289	344	—	55	289	344	(38)	1970	09/01/2011
Lee Street	Jefferson, GA	100%	(9)	210	426	636	(46)	195	395	590	(17)	1920	09/01/2011
East St Louis Street	Nashville, IL	100%	(9)	26	49	75	—	26	49	75	(2)	1910/1920	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Robinson	Robinson, IL	100%	(9)	66	703	769	(237)	45	487	532	(27)	1981	09/01/2011
Sesser	Sesser, IL	100%	(9)	31	115	146	(2)	31	113	144	(6)	1950	09/01/2011
Lutcher	Lutcher, LA	100%	(9)	58	237	295	(83)	35	177	212	(7)	1956	09/01/2011
Cookeville	Cookeville, TN	100%	(9)	339	4,220	4,559	(1,645)	211	2,703	2,914	(131)	1979/2003	09/01/2011
East Church Street	Lexington, TN	100%	(9)	138	444	582	(145)	109	328	437	(19)	1960	09/01/2011
Shelbyville	Shelbyville, TN	100%	(9)	292	1,967	2,259	(438)	238	1,583	1,821	(66)	1963/1997	09/01/2011
Hillcrest Road	Mobile, AL	100%	(9)	—	1,606	1,606	(237)	—	1,369	1,369	(38)	2000	09/01/2011
Pearl Road	Cleveland, OH	100%	(9)	37	227	264	—	37	227	264	(31)	1940	09/01/2011
St. Clair Avenue	Cleveland, OH	100%	(9)	31	128	159	—	31	128	159	(11)	1923	09/01/2011
Tuscarawas Street	Canton, OH	100%	(9)	95	701	796	9	95	710	805	(114)	1982	09/01/2011
LaPorte Main	LaPorte, IN	100%	(9)	168	815	983	(185)	141	657	798	(52)	1914	09/01/2011
Kansas City Ops Center	Kansas City, MO	100%	(9)	1,939	9,772	11,711	(332)	1,939	9,440	11,379	(1,376)	1981	09/01/2011
Dade City	Dade City, FL	100%	(21)	249	578	827	—	249	578	827	(65)	1989	09/01/2011
Downtown Lakeland	Lakeland, FL	100%	(21)	443	465	908	46	443	511	954	(68)	1940/1964	09/01/2011
Kings Point	Delray Beach, FL	100%	(21)	336	499	835	(159)	336	340	676	(69)	1980	09/01/2011
New Warrington Road	Pensacola, FL	100%	(21)	1,017	1,324	2,341	—	1,017	1,324	2,341	(265)	1970	09/01/2011
Okeechob Turnpike	West Palm Beach, FL	100%	(21)	778	1,157	1,935	—	778	1,157	1,935	(230)	1985	09/01/2011
South Fort Myers	Fort Myers, FL	100%	(21)	1,602	1,312	2,914	—	1,602	1,312	2,914	(251)	1973	09/01/2011
West Hollywood	Hollywood, FL	100%	(21)	173	640	813	—	173	640	813	(171)	1991	09/01/2011
Westward	West Palm Beach, FL	100%	(21)	321	607	928	—	321	607	928	(111)	1963	09/01/2011
Atlanta Ops Center	Atlanta, GA	100%	(21)	2,669	22,178	24,847	111	2,669	22,289	24,958	(1,418)	1986/2001	09/01/2011
Columbus Main	Columbus, GA	100%	(21)	648	1,343	1,991	—	648	1,343	1,991	(89)	1940/2002	09/01/2011
Dalton Main Office	Dalton, GA	100%	(21)	482	468	950	(31)	482	437	919	(59)	1968	09/01/2011
Pikesville Branch	Baltimore, MD	100%	(21)	497	1,187	1,684	—	497	1,187	1,684	(82)	1966/1997	09/01/2011
Burlington	Burlington, NC	100%	(21)	358	432	790	102	358	534	892	(54)	1971	09/01/2011
Goldsboro	Goldsboro, NC	100%	(21)	138	411	549	—	138	411	549	(65)	1983	09/01/2011
Greenville Sals	Winterville, NC	100%	(21)	833	6,186	7,019	—	833	6,186	7,019	(430)	1999/2001	09/01/2011
Market Street	Smithfield, NC	100%	(21)	52	171	223	—	52	171	223	(18)	1979	09/01/2011
Mortgage Center	Raleigh, NC	100%	(21)	6,076	28,852	34,928	4	6,076	28,856	34,932	(1,879)	1998/1999	09/01/2011
West End Center	Winstom Salem, NC	100%	(21)	1,170	23,178	24,348	369	1,170	23,547	24,717	(1,403)	1948/1986	09/01/2011
Winston Salem	Winstom Salem, NC	100%	(21)	1,211	12,452	13,663	—	1,211	12,452	13,663	(968)	1983	09/01/2011
Haddon Township	Hadden Township, NJ	100%	(21)	919	5,433	6,352	49	919	5,482	6,401	(913)	1964/1975	09/01/2011
Main Street Office	Toms River, NJ	100%	(21)	488	1,678	2,166	27	488	1,705	2,193	(213)	1910	09/01/2011
Morristown Office	Morristown, NJ	100%	(21)	379	6,163	6,542	—	379	6,163	6,542	(736)	1964	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Red Bank Main Office	Red Bank, NJ	100%	(21)	$883	$1,136	$2,019	$19	$883	$1,155	$2,038	$(196)	1966	09/01/2011
Trenton - Brunswick	Trenton, NJ	100%	(21)	316	486	802	—	316	486	802	(67)	1927/1954	09/01/2011
Lancaster Square	Lancaster, PA	100%	(21)	280	3,794	4,074	4	280	3,798	4,078	(625)	1977	09/01/2011
Media Office	Media, PA	100%	(21)	188	689	877	—	188	689	877	(80)	1958	09/01/2011
Plaza	Philadelphia, PA	100%	(21)	10,546	30,988	41,534	67	10,546	31,055	41,601	(5,062)	1971	09/01/2011
West Chester Office	West Chester, PA	100%	(21)	297	1,078	1,375	—	297	1,078	1,375	(120)	1837	09/01/2011
York Square	York, PA	100%	(21)	199	1,106	1,305	—	199	1,106	1,305	(97)	1920/1980	09/01/2011
Bennettsville Main	Bennettsville, SC	100%	(21)	65	130	195	—	65	130	195	(21)	1975	09/01/2011
Charleston 16 Brd	Charleston, SC	100%	(21)	959	8,196	9,155	165	959	8,361	9,320	(418)	1817/2004	09/01/2011
Columbia Grystn	Colombia, SC	100%	(21)	2,083	15,638	17,721	—	2,083	15,638	17,721	(1,305)	1977/1982	09/01/2011
Amherst Sth Main	Amherst, VA	100%	(21)	19	123	142	—	19	123	142	(30)	1964	09/01/2011
Blacksburg	Blacksburg, VA	100%	(21)	162	468	630	(6)	162	462	624	(68)	1956	09/01/2011
Brookneal	Brookneal, VA	100%	(21)	93	208	301	—	93	208	301	(33)	1961	09/01/2011
Christainsburg Main	Christainsburg, VA	100%	(21)	97	459	556	—	97	459	556	(49)	1963/1980	09/01/2011
Clintwood	Clintwood, VA	100%	(21)	64	294	358	—	64	294	358	(32)	1979	09/01/2011
Market St Office	Harrisinburg, VA	100%	(21)	145	727	872	—	145	727	872	(86)	1960	09/01/2011
Virgina Beach Pembrk	Virginia Beach, VA	100%	(21)	141	1,284	1,425	—	141	1,284	1,425	(128)	1985	09/01/2011
WVOC - Four Story	Roanoke, VA	100%	(21)	1,624	29,122	30,746	—	1,624	29,122	30,746	(1,837)	1968/1990	09/01/2011
West End Center	Winston Salem, NC	100%	(21)	1,052	4,174	5,226	—	1,052	4,174	5,226	(245)	1948/1997	09/01/2011
Edison Township	Edison Township., NJ	100%	(22)	386	1,180	1,566	—	386	1,180	1,566	(188)	1977	09/01/2011
Emmaus	Emmaus, PA	100%	(22)	433	1,345	1,778	—	433	1,345	1,778	(157)	1957	09/01/2011
Highland Park	Highland Park, NJ	100%	(22)	187	934	1,121	—	187	934	1,121	(145)	1970	09/01/2011
Scotch Plains	Scotch Plains, NJ	100%	(22)	234	1,082	1,316	—	234	1,082	1,316	(126)	1962	09/01/2011
South Plainfield	South Plainfield, NJ	100%	(22)	280	1,073	1,353	—	280	1,073	1,353	(142)	1977	09/01/2011
Warminster	Warminster, PA	100%	(22)	209	559	768	—	209	559	768	(72)	1970	09/01/2011
Meadowd Midrs	Reno, NV	100%	(23)	729	1,103	1,832	(360)	729	743	1,472	(118)	1989	09/01/2011
Nassau Bay	Nassau Bay, TX	100%	(23)	950	3,556	4,506	(758)	880	2,868	3,748	(244)	1981	09/01/2011
Silver Lakes	Pembroke Pines, FL	100%	(23)	748	1,804	2,552	—	748	1,804	2,552	(208)	1996	09/01/2011
Winterpark Alm	Winter Park, FL	100%	(23)	473	1,282	1,755	—	473	1,282	1,755	(88)	1994	09/01/2011
Indigo Run	Hilton Head, SC	100%	(23)	890	2,528	3,418	—	890	2,528	3,418	(174)	1999	09/01/2011
Palatka	Palatka, FL	100%	(23)	646	1,481	2,127	(1,443)	174	510	684	(153)	1974	09/01/2011
Macon Main	Macon, GA	100%	(23)	489	1,593	2,082	(1,498)	109	475	584	(153)	1951	09/01/2011
Morganton Main	Morganton, NC	100%	(23)	339	1,176	1,515	(907)	105	503	608	(199)	1967	09/01/2011
Black Mountain - Acu	Black Mountain, NC	100%	—	72	196	268	(52)	59	157	216	(23)	1970	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Calabash/Sublease	Calabash, NC	100%	—	267	541	808	(359)	136	313	449	(76)	1984	09/01/2011
Fairplains/Aban	N Wilkesboro, NC	100%	—	156	390	546	(243)	86	217	303	(43)	1958	09/01/2011
Havelock-Abandnd	Havelock, NC	100%	—	75	151	226	(73)	48	105	153	(23)	1971	09/01/2011
North Main Street - Acu	Tarboro, NC	100%	—	65	177	242	(24)	60	158	218	(44)	1970	09/01/2011
Richlands/Sublease	Richlands, NC	100%	—	133	427	560	(136)	96	328	424	(74)	1970/1980	09/01/2011
Washington Corner	Washington, NC	100%	—	65	212	277	(29)	59	189	248	(46)	1982/1986	09/01/2011
E Ridgewood Avenue - Main Building	Ridgewood, NJ	100%	—	298	1,302	1,600	—	298	1,302	1,600	(158)	1930/1960	09/01/2011
	Total Properties Held for Sales			$56,436	$282,411	$338,847	$(11,417)	$54,165	$273,265	$327,430	$(25,744)
		TOTAL		$399,931	$1,680,258	$2,080,189	$(126,574)	$383,235	$1,570,380	$1,953,615	$(204,781)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) The aggregate cost of real estate for federal income tax purposes was approximately $2.0 billion as of December 31, 2012.
(3) These properties are security for the Office Portfolio Mortgage Loan, which had an outstanding principal balance of $43.2 million as of December 31, 2012.
(4) As of December 31, 2012, the Company had sold seven industrial properties within the Opus Industrial Portfolio.
(5) These properties are security for the Industrial Portfolio Mortgage Loan, which had an outstanding principal balance of $22.9 million as of December 31, 2012.
(6) These properties are security for the Millennium I Building Revolving Loan, which had an outstanding principal balance of $47.5 million as of December 31, 2012.
(7) These properties are security for the Small Portfolio Mortgage Loan Facility, which had an outstanding principal balance of $60.0 million as of December 31, 2012.
(8) These properties are security for the BBD2 Mortgage Loan, which had an outstanding principal balance of $201.9 million as of December 31, 2012.
(9) These properties are security for the FSI Mortgage Loan, which had an outstanding principal balance of $40.0 million as of December 31, 2012.
(10) These properties are security for the FSI 6000A Mortgage Loan, which had an outstanding principal balance of $26.4 million as of December 31, 2012.
(11) These properties are security for the FSI 6000B Mortgage Loan, which had an outstanding principal balance of $29.1 million as of December 31, 2012.
(12) These properties are security for the FSI 6000C Mortgage Loan, which had an outstanding principal balance of $22.7 million as of December 31, 2012.
(13) These properties are security for the FSI 6000D Mortgage Loan, which had an outstanding principal balance of $30.3 million as of December 31, 2012.
(14) These properties are security for the Pitney Bowes - Bank of America Mortgage Loan, which had an outstanding principal balance of $42.1 million as of December 31, 2012.
(15) These properties are security for the Pitney Bowes - Wachovia A Mortgage Loan, which had an outstanding principal balance of $17.7 million as of December 31, 2012.
(16) These properties are security for the RBC Centura Mortgage Loan, which had an outstanding principal balance of $7.5 million as of December 31, 2012.
(17) These properties are security for the Sterling Bank Mortgage Loan, which had an outstanding principal balance of $19.6 million as of December 31, 2012.
(18) These properties are security for the CRE Mortgage Loan, which had an outstanding principal balance of $60.9 million as of December 31, 2012.
(19) These properties are held for non-sale disposition as of December 31, 2012.
(20) These properties are security for the BOA Windsor Mortgage Portfolio, which had an outstanding principal balance of $6.1 million as of December 31, 2012.
(21) These properties are security for the PB Capital Mortgage Loan, which had an outstanding principal balance of $219.5 million as of December 31, 2012.
(22) These properties are security for the Wachovia 8 Mortgage Loan, which had an outstanding principal balance of $4.3 million as of December 31, 2012.
(23) These properties are security for the Wachovia 9 Mortgage Loan, which had an outstanding principal balance of $13.2 million as of December 31, 2012.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

	2012	2011	2010
Real Estate (1)
Balance at the beginning of the year	$3,129,561	$1,768,632	$2,004,924
Transfer of the GKK Properties	—	1,971,943	—
Improvements	20,786	34,876	20,792
Transfer of real estate in connection with the extinguishment of debt	(209,200)	(329,367)	—
Write-off of fully depreciated and fully amortized assets	(27,116)	(30,346)	(35,081)
Impairments	(82,167)	(102,003)	(154,742)
Sales	(878,249)	(184,174)	(67,261)
Balance at the end of the year	$1,953,615	$3,129,561	$1,768,632

Accumulated depreciation (1)
Balance at the beginning of the year	$165,328	$178,055	$176,321
Depreciation expense	136,710	106,134	77,912
Write-off of fully depreciated and fully amortized assets	(27,116)	(30,346)	(35,081)
Impairment	(14,436)	(50,278)	(37,169)
Sales	(37,269)	(18,811)	(3,928)
Transfer of real estate in connection with the extinguishment of debt	(18,436)	(19,426)	—
Balance at the end of the year	$204,781	$165,328	$178,055
____________________
(1) Amounts include properties held for sale and properties held for non-sale disposition.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2012
(dollar amounts in thousands)

	Interest Rate (1)	Interest Rate as of December 31, 2012 (1)	Final Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Notes Payable
Plaza in Clayton Mortgage Loan	5.90%	5.90%	10/06/2016	Interest Only	$—	$62,200	$62,200
Royal Ridge Building Mortgage Loan	5.96%	5.96%	09/01/2013	Interest Only	—	21,718	21,718
ADP Plaza Mortgage Loan	5.56%	5.56%	10/01/2013	Interest Only	—	20,900	20,900
Tysons Dulles Plaza Mortgage Loan	5.90%	5.90%	03/10/2014	Interest Only	—	76,375	76,375
825 University Avenue Building Mortgage Loan	5.59%	5.59%	12/06/2013	Interest Only	—	19,000	19,000
Bridgeway Technology Center Mortgage Loan	6.07%	6.07%	08/01/2013	Interest Only	—	26,824	26,824
Millennium I Building Revolving Loan	One-month LIBOR +2.10%	2.31%	07/01/2015	Interest Only	—	47,500	47,500
Small Portfolio Mortgage Loan Facility	One-month LIBOR +2.10%	3.48%	07/01/2015	Interest Only	—	60,000	60,000
Rivertech Mortgage Loan	One-month LIBOR +2.75%	2.96%	07/31/2015	Principal and interest	—	25,105	25,105
Rivertech Mortgage Loan	One-month LIBOR +2.25%	2.46%	07/31/2015	Principal and interest	—	43,157	43,157
Industrial Portfolio Mortgage Loan	One-month LIBOR +2.50%	2.71%	07/31/2015	Interest Only	—	22,918	22,918
415 Greenwich Mortgage Loan	One-month LIBOR +2.75%	2.96%	01/26/2013	Interest Only	—	13,753	13,753
Total Notes Payable					—	439,450	439,450

GKK Properties Notes Payable
PB Capital Mortgage Loan	One-month LIBOR +1.90%	2.11%	04/01/2013	Interest Only	—	219,513	216,168
Bank of America - BBD2 Mortgage Loan	5.96%	5.96%	09/08/2019	Principal and interest	—	201,885	197,384
101 Independence Mortgage Loan	5.53%	5.53%	11/01/2016	Principal and interest	—	69,376	64,706
CRE Mortgage Loan	8.24%	8.24%	07/01/2036	Interest Only	—	60,933	60,034
FSI Mortgage Loan	One-month LIBOR +3.00%	6.50%	12/11/2013	Interest Only	—	39,963	39,963
Pitney Bowes - Bank of America Mortgage Loan	5.33%	5.33%	10/10/2022	Principal and interest	—	42,144	41,304
801 Market Street Mortgage Loan	6.17%	6.17%	02/01/2013	Principal and interest	—	37,634	37,646
Beaver Valley Mortgage Loan	5.06%	5.06%	01/01/2015	Principal and interest	—	36,896	36,371
FSI 6000D Mortgage Loan	5.80%	5.80%	06/05/2017	Principal and interest	—	30,308	28,781
FSI 6000B Mortgage Loan	5.80%	5.80%	06/05/2017	Principal and interest	—	29,081	28,311
FSI 6000A Mortgage Loan	6.80%	6.80%	10/05/2017	Principal and interest	—	26,360	27,188
FSI 6000C Mortgage Loan	6.80%	6.80%	10/05/2017	Principal and interest	—	22,675	23,767
Sterling Bank Mortgage Loan	5.57%	5.57%	01/11/2017	Interest Only	—	19,629	19,275
Pitney Bowes - Wachovia A Mortgage Loan	5.50%	5.50%	06/10/2023	Principal and interest	—	17,736	17,802
Wachovia 9 Mortgage Loan Portfolio	5.81%	5.81%	02/11/2013	Principal and interest	—	13,211	13,238

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

	Interest Rate (1)	Interest Rate as of December 31, 2012 (1)	Final Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Jenkins Court Mortgage Loan	10.29%	10.29%	08/11/2030	Principal and interest	—	13,358	8,715
RBC Centura Mortgage Loan Portfolio	5.89%	5.89%	10/31/2013	Principal and interest	—	7,514	7,650
BOA Windsor Mortgage Portfolio	10.73%	10.73%	10/31/2012	Principal and interest	—	6,134	6,134
Wachovia 8 Mortgage Loan Portfolio	5.89%	5.89%	1/11/2013	Principal and interest	—	4,277	4,266
Feasterville Mortgage Loan	5.75%	5.75%	09/01/2013	Principal and interest	—	752	764
Millburn Mortgage Loan	3.00%	3.00%	09/01/2023	Principal and interest	—	708	773
Berkeley Heights Mortgage Loan	3.00%	3.00%	09/01/2023	Principal and interest	—	425	463
Kenilworth Mortgage Loan	3.00%	3.00%	09/01/2023	Principal and interest	—	348	380
					—	900,860	881,083

Total Notes Payable, Net					$—	$1,340,310	$1,320,533
____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2012. Interest rate is calculated as the actual interest rate in effect at December 31, 2012 (consisting of the contractual interest rate and the effect of contractual floor rates and interest rate caps, floors and swaps), using interest rate indices at December 31, 2012, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2012; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

Reconciliation of Mortgage Loans on Real Estate
Balance as of December 31, 2011	$2,299,208
Additions during period:
New mortgage loans	159,382
Deductions during period:
Collections of principal	(928,913)
Extinguishment of debt	(198,351)
Amortization of discount/premium on notes payable	(10,793)
Balance as of December 31, 2012	$1,320,533

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 13, 2013.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 13, 2013
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 13, 2013
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 13, 2013
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 13, 2013
Stacie K. Yamane
/s/ HANK ADLER	Director	March 13, 2013
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 13, 2013
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 13, 2013
Stuart A. Gabriel, Ph.D.