Form 10-Q
period 2013-03-31
KBS Real Estate Investment Trust, Inc.
filed 2013-05-13
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2013, there were 190,656,211 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Real estate held for investment:
Land	$327,931	$329,070
Buildings and improvements	1,165,887	1,167,283
Tenant origination and absorption costs	124,952	129,832
Total real estate held for investment, at cost and net of impairment charges	1,618,770	1,626,185
Less accumulated depreciation and amortization	(189,755)	(179,037)
Total real estate held for investment, net	1,429,015	1,447,148
Real estate held for sale, net	32,153	301,686
Foreclosed real estate held for sale	26,286	26,275
Total real estate, net	1,487,454	1,775,109
Real estate loans receivable, net	29,083	28,846
Real estate securities	29,118	16,411
Total real estate and real estate-related investments, net	1,545,655	1,820,366
Cash and cash equivalents	227,911	254,578
Restricted cash	109,379	112,916
Rents and other receivables, net	47,968	49,291
Above-market leases, net	30,785	32,051
Assets related to real estate held for sale	307	1,183
Deferred financing costs, prepaid expenses and other assets	35,173	33,170
Total assets	$1,997,178	$2,303,555
Liabilities and equity
Notes payable:
Notes payable	$1,017,766	$1,056,081
Notes payable related to real estate held for sale	10,098	264,452
Total notes payable	1,027,864	1,320,533
Accounts payable and accrued liabilities	36,908	40,506
Due to affiliates	—	104
Below-market leases, net	64,966	68,089
Liabilities related to real estate held for sale	7,868	35,991
Other liabilities	55,619	56,917
Total liabilities	1,193,225	1,522,140
Commitments and contingencies (Note 14)
Redeemable common stock	8,463	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,764,319 and 191,061,016 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,908	1,911
Additional paid-in capital	1,677,728	1,677,725
Cumulative distributions and net losses	(898,147)	(909,401)
Accumulated other comprehensive income	14,001	1,180
Total stockholders’ equity	795,490	771,415
Total liabilities and stockholders’ equity	$1,997,178	$2,303,555
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$43,022	$43,595
Tenant reimbursements	13,335	13,912
Interest income from real estate loans receivable	804	769
Interest income from real estate securities	—	663
Parking revenues and other operating income	1,300	805
Total revenues	58,461	59,744
Expenses:
Operating, maintenance, and management	21,309	19,379
Real estate taxes, property-related taxes, and insurance	8,076	7,992
Asset management fees to affiliate	2,731	3,085
General and administrative expenses	4,309	5,208
Depreciation and amortization	20,348	22,955
Interest expense	15,529	19,593
Impairment charge on real estate held for investment	4,347	—
Provision for loan losses	—	142
Total expenses	76,649	78,354
Other income
Gain on sales of foreclosed real estate held for sale	—	127
Gain on sales of real estate securities (includes $25.2 million of unrealized gains on real estate securities reclassified from accumulated other comprehensive income during the three months ended March 31, 2012)	—	25,456
Other interest income	162	7
Total other income	162	25,590
Income (loss) from continuing operations	(18,026)	6,980
Discontinued operations:
Gain on sales of real estate, net	28,023	1,151
Income from discontinued operations	2,185	1,849
Impairment charges on discontinued operations	(928)	(6,992)
Total income (loss) from discontinued operations	29,280	(3,992)
Net income	11,254	2,988
Basic and diluted (loss) income per common share:
Continuing operations	(0.09)	0.04
Discontinued operations	0.15	(0.02)
Net income per common share	$0.06	$0.02
Weighted-average number of common shares outstanding, basic and diluted	190,951,696	191,446,629
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$11,254	$2,988
Other comprehensive income (loss)
Reclassification of realized gain on real estate securities	—	(25,240)
Unrealized gain on real estate securities	12,707	—
Unrealized gains on derivative instruments	114	451
Total other comprehensive income (loss)	12,821	(24,789)
Total comprehensive income (loss)	24,075	(21,801)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881
Net loss	—	—	—	(43,142)	—	(43,142)
Other comprehensive loss	—	—	—	—	(22,598)	(22,598)
Issuance of common stock	1,713,996	17	11,114	—	—	11,131
Redemptions of common stock	(1,384,513)	(13)	(7,715)	—	—	(7,728)
Transfers from redeemable common stock	—	—	35,376	—	—	35,376
Distributions declared	—	—	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)
Other offering costs	—	—	(16)	—	—	(16)
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net income	—	—	—	11,254	—	11,254
Other comprehensive income	—	—	—	—	12,821	12,821
Redemptions of common stock	(296,697)	(3)	(1,534)	—	—	(1,537)
Transfers from redeemable common stock	—	—	1,537	—	—	1,537
Balance, March 31, 2013	190,764,319	$1,908	$1,677,728	$(898,147)	$14,001	$795,490
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$11,254	$2,988
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization
Continuing operations	20,348	22,955
Discontinued operations	32	14,808
Impairment charge on real estate - continuing operations	4,347	—
Impairment charges on real estate - discontinued operations	928	6,992
Noncash interest income on real estate-related investments	(249)	59
Change in provision for loan losses	—	142
Deferred rent	(1,416)	(2,752)
Bad debt expense	696	(23)
Amortization of deferred financing costs	242	2,263
Amortization of above- and below-market leases, net	(3,564)	(4,885)
Gain on sales of foreclosed real estate held for sale	—	(127)
Gain on sales of real estate, net	(28,023)	(1,151)
Gain on sales of real estate securities	—	(25,456)
Amortization of discount and premium on notes payable, net	2,415	908
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(954)	(2,511)
Rents and other receivables	2,308	944
Prepaid expenses and other assets	(3,468)	84
Accounts payable and accrued liabilities	(3,682)	(10,824)
Due to affiliates	(104)	177
Other liabilities	(1,418)	3,210
Net cash (used in) provided by operating activities	(308)	7,801
Cash Flows from Investing Activities:
Improvements to real estate	(5,552)	(5,660)
Proceeds from sales of real estate, net	62,279	143,134
Proceeds from sales of foreclosed real estate held for sale	—	2,819
Proceeds from sale of real estate loans receivable	—	16,830
Principal repayments on real estate loans receivable	12	—
Proceeds from sale of real estate securities	—	46,214
Purchases of pledged securities	—	(1,833)
Maturities of pledged securities	—	1,758
Net change in restricted cash for capital expenditures	(3,079)	(2,071)
Net cash provided by investing activities	53,660	201,191
Cash Flows from Financing Activities:
Proceeds from notes payable	156	13,753
Principal payments on notes payable	(86,160)	(102,304)
Principal payments on repurchase agreements	—	(71,936)
Net change in restricted cash for debt service obligations	7,570	(14,361)
Payments of deferred financing costs	(48)	(768)
Payments to redeem common stock	(1,537)	(2,421)
Payments of commissions on stock issuances and other offering costs	—	(266)
Distributions paid to common stockholders	—	(13,593)
Net cash used in financing activities	(80,019)	(191,896)
Net increase (decrease) in cash and cash equivalents	(26,667)	17,096
Cash and cash equivalents, beginning of period	254,578	53,991
Cash and cash equivalents, end of period	$227,911	$71,087
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2013, the Company owned 472 real estate properties (of which seven properties were held for non-sale disposition and 38 properties were held for sale), including the GKK Properties (defined below). In addition, as of March 31, 2013, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by the Company and are held for sale.
On September 1, 2011, the Company, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Property Trust, Inc. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations under a mezzanine loan owed by wholly owned subsidiaries of Gramercy to KBS (the “GKK Mezzanine Loan”). The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly owned or, with respect to a limited number of properties, held a leasehold interest in, 867 properties (the “GKK Properties”), including 576 bank branch properties and 291 office buildings, operations centers and other properties. As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to the Company, giving the Company title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of March 31, 2013, the Company had redeemed 8,671,261 of the shares sold in the Offering for $71.7 million.
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
March 31, 2013
(unaudited)

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
On August 17, 2012, the Company, through KBS Acquisition Sub, entered into an amendment to its Services Agreement (the “Amended Services Agreement”) with the Property Manager. Pursuant to the Amended Services Agreement, the annual fee to be paid for the Services was reduced to $9.0 million as of December 6, 2012. The Amended Services Agreement will terminate on December 31, 2015. The initial date on which either party can terminate the Amended Services Agreement was extended by six months as follows: on or after September 30, 2013, the Company may terminate the Amended Services Agreement with an effective termination date of March 31 (except for calendar year 2013) or September 30 of any calendar year (including September 30, 2013), on ninety days written notice to the Property Manager, with the payment of a termination fee of up to $5.0 million and subject to certain other terms contained in the agreement; and on or after June 30, 2013, the Property Manager may terminate the Amended Services Agreement on ninety days written notice to the Company, without the payment of a termination fee and subject to certain other terms contained in the agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2012, the Company had classified 108 GKK Properties as held for sale and reclassified one property that was previously held for sale to held for investment. During the three months ended March 31, 2013, the Company disposed of 70 properties (all of which were GKK Properties), some of which were held for sale as of December 31, 2012. As of March 31, 2013, the Company had classified 38 GKK Properties as held for sale. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during the period ended March 31, 2013, as discontinued operations for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2013 and 2012, respectively.
Distributions declared per common share were $0.085 for the three months ended March 31, 2012. Distributions declared per common share assumed the share was issued and outstanding each day from January 1, 2012 through February 28, 2012. Distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the period from January 1, 2012 through February 28, 2012 was a record date for distributions. The Company’s board of directors did not declare distributions for the three months ended March 31, 2013.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement. For financial data by segment, see Note 13, “Segment Information.”
Recently Issued Accounting Standards Update
In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). ASU No. 2011-11 requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis on the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of GAAP and those that prepare their financial statements in accordance with IFRS and to enable users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity’s financial statements. The adoption of ASU No. 2011-11 did not have a material impact to the Company’s consolidated financial statements.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45, Balance Sheet - Other Presentation Matters, or ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters, or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU No. 2013-01 did not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The Company adopted ASU No. 2013-02 and elected to present reclassifications out of accumulated other comprehensive income and into net income on the face of the financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2013, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 11.7 million rentable square feet and was 84% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.9 million rentable square feet related to the GKK Properties held for investment, which were 83% occupied as of March 31, 2013. In addition to the properties discussed in the preceding sentences, the Company owned seven GKK Properties encompassing approximately 0.5 million rentable square feet that were held for non-sale disposition as of March 31, 2013, see “—Non-Sale Disposition of Real Estate” below.
The following table summarizes the Company’s investments in real estate as of March 31, 2013 and December 31, 2012 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2013:
Office	$91,739	$576,205	$18,003	$685,947
Industrial	25,326	120,442	5,220	150,988
GKK Properties	210,866	469,240	101,729	781,835
Real estate held for investment, at cost and net of impairment charges (1)	$327,931	$1,165,887	$124,952	$1,618,770
Accumulated depreciation/amortization	—	(148,841)	(40,914)	(189,755)
Real estate held for investment, net	$327,931	$1,017,046	$84,038	$1,429,015
As of December 31, 2012:
Office	$91,739	$576,422	$20,538	$688,699
Industrial	26,465	123,219	5,261	154,945
GKK Properties	210,866	467,642	104,033	782,541
Real estate held for investment, at cost and net of impairment charges	$329,070	$1,167,283	$129,832	$1,626,185
Accumulated depreciation/amortization	—	(137,978)	(41,059)	(179,037)
Real estate held for investment, net	$329,070	$1,029,305	$88,773	$1,447,148
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2013, the Company’s leases, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.9 years with a weighted-average remaining term of 5.7 years. As of March 31, 2013, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.9 years with a weighted-average remaining term of 6.4 years. The leases may have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding right provisions. As of March 31, 2013, these shedding rights totaled approximately 0.5 million square feet and can be exercised at various dates during the remainder of 2013 through 2017. The Company has already been notified that 0.1 million square feet will be shed during the remainder of 2013, pursuant to these provisions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.5 million and $3.6 million as of March 31, 2013 and December 31, 2012, respectively.
During the three months ended March 31, 2013 and 2012, the Company recognized deferred rent from tenants of $1.4 million and $2.1 million, respectively. These excess amounts for the three months ended March 31, 2013 and 2012 were net of $0.2 million and $0.1 million of lease incentive amortization, respectively. As of March 31, 2013 and December 31, 2012, the cumulative deferred rent balance was $29.4 million and $26.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.9 million and $5.7 million of unamortized lease incentives as of March 31, 2013 and December 31, 2012, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of March 31, 2013 for the years ending December 31 is as follows (in thousands):

April 1, 2013 through December 31, 2013	$111,497
2014	140,297
2015	128,815
2016	119,088
2017	103,680
Thereafter	321,746
$925,123

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

As of March 31, 2013, the Company’s highest tenant industry concentration, excluding properties held for non-sale disposition, (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	85	$68,674	44.6%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of March 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2013, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of March 31, 2013, the Company had a bad debt expense reserve of $5.3 million, which represents approximately 3% of its annualized base rent. The Company’s bad debt expense reserve included $5.1 million related to the GKK Properties. During the three months ended March 31, 2013 and 2012, the Company recorded bad debt expense related to its tenant receivables of $0.4 million and $0.1 million, respectively.
As of March 31, 2013, the Company had a concentration of credit risk related to leases, excluding properties held for non-sale disposition, with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent (1)	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,377,196	28.9%	$29,521	19.2%	$8.74	(3)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of March 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) As of March 31, 2013, lease expiration dates ranged from the remainder of 2013 through 2026 with a weighted-average remaining term of 7.0 years. Additionally, as of March 31, 2013, some of Bank of America’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.4 million square feet and can be exercised at various dates during the remainder of 2013 through 2016. The Company has already been notified that 0.1 million square feet will be shed during the remainder of 2013, pursuant to these provisions.
Geographic Concentration Risk
As of March 31, 2013, the Company’s net investments in real estate in North Carolina, excluding properties held for non-sale disposition, represented 11.2% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values.  During the three months ended March 31, 2013, the Company recorded impairment charges of $4.3 million, with respect to two of its real estate properties held for investment, including one GKK Property held for non-sale disposition.  See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.
Real Estate Held for Non-Sale Disposition
As of March 31, 2013, the Company owned seven GKK Properties that were held for non-sale disposition, including six properties that were security for the BOA Windsor Mortgage Portfolio and the 801 Market Street Mortgage Loan (each defined below), which matured without repayment on October 31, 2012 and February 1, 2013, respectively.  For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable”.  The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues related to real estate held for non-sale disposition
Total revenues	$2,324	$2,522
Expenses related to real estate held for non-sale disposition
Operating expenses	2,245	1,454
Impairment charge	349	—
Depreciation and amortization	334	1,417
Total expenses related to real estate held for non-sale disposition	2,928	2,871
Net loss related to real estate held for non-sale disposition	$(604)	$(349)
The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$33,039	$35,440
Accumulated depreciation and amortization	(3,062)	(4,822)
Real estate held for non-sale disposition, net	29,977	30,618
Restricted cash	6,875	5,988
Above-market leases, net	644	725
Other assets	2,611	2,417
Total assets	$40,107	$39,748
Liabilities related to real estate held for non-sale disposition
Notes payable	43,699	43,780
Accounts payable and accrued liabilities	2,201	1,403
Below-market leases, net	582	614
Other liabilities	268	215
Total liabilities	$46,750	$46,012

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cost, net of impairments	$124,952	$129,832	$39,698	$41,582	$(88,529)	$(88,680)
Accumulated Amortization	(40,914)	(41,059)	(8,913)	(9,531)	23,563	20,591
Net Amount	$84,038	$88,773	$30,785	$32,051	$(64,966)	$(68,089)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Amortization	$(4,735)	$(6,460)	$(1,266)	$(1,922)	$3,123	$4,270

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2013 and December 31, 2012, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2013 (1)	Book Value as of March 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,031	$5,033	5.40%	7.90%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,920	6,875	6,850	8.00%	9.67%	09/01/2013
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	16,205	16,048	5.78%	11.18%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,970	3,162	3,137	6.05%	12.41%	07/11/2017
				$35,890	$31,273	$31,068
Reserve for Loan Losses (6)				—	(2,190)	(2,222)
				$35,890	$29,083	$28,846
_____________________
(1) Outstanding principal balance as of March 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment during 2013. The annualized effective interest rates and contractual interest rates presented are for the three months ended March 31, 2013.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of March 31, 2013. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the three months ended March 31, 2013, the Company recognized $0.4 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”
As of March 31, 2013, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to the satisfaction of certain conditions by the borrowers.
As of March 31, 2013 and December 31, 2012, interest receivable from real estate loans receivable was $0.3 million and $0.4 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2013 (in thousands):

Real estate loans receivable, net - December 31, 2012	$28,846
Principal repayments received on real estate loan receivable	(12)
Accretion of discounts on purchased real estate loans receivable	199
Amortization of origination fees and costs on purchased and originated real estate loans receivable	18
Change in loan loss reserve	32
Real estate loans receivable, net - March 31, 2013	$29,083

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

For the three months ended March 31, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual interest income	$555	$577
Accretion of purchase discounts	231	179
Amortization of origination fees and costs and acquisition costs, net	18	13
Interest income from real estate loans receivable	$804	$769
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the three months ended March 31, 2013, the Company recognized $0.1 million of interest income related to an impaired loan with an asset-specific reserve. Additionally, as of March 31, 2013, the Company had interest income receivable of $0.2 million related to its impaired loan.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the three months ended March 31, 2013 were as follows (in thousands):

Reserve for loan losses, December 31, 2012	$2,222
Charge-offs to reserve for loan losses	(32)
Reserve for loan losses, March 31, 2013	$2,190
As of March 31, 2013, the total reserve for loan losses consisted of $2.2 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.
The Company did not record provision for loan loss reserves during the three months ended March 31, 2013 and charged-off $32,000 of reserves for loan losses related to the Sandmar Mezzanine Loan. During the three months ended March 31, 2012, the Company recorded provision for loan loss reserves of $0.1 million. For the three months ended March 31, 2012, the Company also charged-off $72.0 million of reserves for loan losses related to the write-off of the Petra Subordinated Debt Tranche A and the Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. As of March 31, 2013, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

6.	REAL ESTATE SECURITIES
As of March 31, 2013, the Company owned two million shares of common stock of Gramercy with a par value of $0.001 per share, two million shares of Class B-1 non-voting common stock of Gramercy with a par value of $0.001 per share and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share.  The Company agreed not to sell, transfer or assign the two million shares of common stock until June 6, 2013 (the “Common Stock Lockout Period”).  The Company has the right to convert each share of Class B common stock into one share of common stock of Gramercy at any time on or after the following dates: (i) September 6, 2013 in the case of Class B-1 common stock (the “Class B-1 Lockout Period”) and (ii) December 6, 2013 in the case of Class B-2 common stock (the “Class B-2 Lockout Period” and together with the Common Stock Lockout Period and the Class B-1 Lockout Period, the “Lockout Periods”). On March 6, 2014, each share of Class B common stock that has not previously been converted and remains outstanding shall automatically convert into one share of common stock of Gramercy. The Company classified its investment in the Gramercy shares as available-for-sale as the Company does not have the ability to sell the shares during the Lockout Periods. As of March 31, 2013, the carrying value of the Gramercy shares was $29.1 million based on a share price of $5.21 per share of common stock and net of a $2.1 million adjustment for the lack of marketability during the Lockout Periods.
The following summarizes the activity related to real estate securities for the three months ended March 31, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2012	$15,117	$1,294	$16,411
Unrealized change in market value of real estate securities	—	12,707	12,707
Real estate securities - March 31, 2013	$15,117	$14,001	$29,118

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of six office properties, three industrial properties, and 190 of the GKK Properties. During the three months ended March 31, 2013, the Company disposed of 70 of the GKK Properties and classified 38 GKK Properties with an aggregate net book value of $32.2 million as held for sale. During the three months ended March 31, 2013 and 2012, the Company recorded an impairment charge of $0.9 million and $7.0 million, respectively, related to discontinued operations. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company has entered into, offers received which the Company intends to accept or broker estimates of value. The following table summarizes operating income from discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Total revenues and other income	$8,853	$52,304
Total expenses	6,668	50,455
Income from discontinued operations before gain on sales of real estate, net and impairment charge	2,185	1,849
Gain on sales of real estate, net	28,023	1,151
Impairment charge	(928)	(6,992)
Income (loss) from discontinued operations	$29,280	$(3,992)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$35,094	$327,430
Accumulated depreciation and amortization	(2,941)	(25,744)
Real estate held for sale, net	32,153	301,686
Other assets	307	1,183
Total assets related to real estate held for sale	$32,460	$302,869
Liabilities related to real estate held for sale
Notes payable	10,098	264,452
Other liabilities	7,868	35,991
Total liabilities related to real estate held for sale	$17,966	$300,443
Significant Transactions
PB Capital Properties
On November 6, 2012, the Company, through an indirect wholly owned subsidiary (the “PB Capital Owner”) that owned certain office properties, operations centers and bank branches, entered into various purchase and sale agreements (collectively, the “PB Capital Sale Agreement”) for the sale of 41 properties, containing 3.4 million rentable square feet (the “PB Capital Properties”), to National Financial Realty — WFB East Coast, LLC (the “PB Capital Buyer”), an unaffiliated entity. Pursuant to the PB Capital Sale Agreement, the purchase price for the PB Capital Properties was $250.0 million.  On March 8, 2013, the Company sold 40 of the PB Capital Properties to the PB Capital Buyer for an aggregate purchase price of $240.9 million, excluding closing costs.  The aggregate purchase price included the assumption by the PB Capital Buyer of a mortgage loan at the face amount secured by the PB Capital Properties. This mortgage loan had an outstanding principal balance of $210.5 million.
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
As of March 31, 2013, the Company’s investment in the Tribeca Building consisted of three condominium units, two retail spaces and parking spaces with a carrying value of $26.3 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the three months ended March 31, 2013, the Company did not sell any condominium units of the Tribeca Building and recorded expenses of $0.5 million related to foreclosed real estate held for sale. During the three months ended March 31, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $0.8 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

9.	NOTES PAYABLE
As of March 31, 2013 and December 31, 2012, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of March 31, 2013	Book Value as of December 31, 2012	Contractual Interest Rates as of March 31, 2013 (1)	Weighted-Average Interest Rates as of March 31, 2013 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$227,017	$227,017	5.6% - 6.1%	5.9%	1.5
GKK Properties mortgage loans	620,701	641,384	3.0% - 11.2%	6.5%	7.1
	847,718	868,401
Variable Rate
Mortgage loans	178,614	212,433	(3)	2.5%	2.3
GKK Properties mortgage loans	17,429	259,476	One Month LIBOR + 3.00%	6.5%	0.7
	196,043	471,909
Total notes payable principal outstanding	1,043,761	1,340,310
Discount on notes payable, net (4)	(15,897)	(19,777)
Total notes payable, net	$1,027,864	$1,320,533
_____________________
(1) Contractual interest rates as of March 31, 2013 represent the range of interest rates in effect under these loans as of March 31, 2013. Weighted-average interest rates as of March 31, 2013 are calculated as the actual interest rate in effect as of March 31, 2013 (consisting of the contractual interest rate and the effect of contractual floor rates), using interest rate indices as of March 31, 2013, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of March 31, 2013; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) The contractual interest rates of these loans will vary based on one-month LIBOR plus a fixed spread. The spreads on the mortgage loans range from 2.1% to 2.8%.
(4) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the notes were assumed. The discount and premium are amortized over the remaining life of the respective loans.
As of March 31, 2013 and December 31, 2012, the Company’s deferred financing costs were $1.9 million and $2.1 million, respectively, net of amortization. During the three months ended March 31, 2013, the Company incurred interest expense, net of discontinued operations, of $15.5 million and $19.6 million, respectively. Included in interest expense was the amortization of deferred financing costs of $0.2 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.1 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which increased interest expense by $0.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, $8.3 million and $7.3 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2013 (in thousands):

April 1, 2013 through December 31, 2013	$167,887
2014	90,031
2015	224,860
2016	137,620
2017	132,668
Thereafter	290,695
$1,043,761
The following summarizes the activity related to notes payable for the three months ended March 31, 2013 (in thousands):

Total Notes Payable, net - December 31, 2012	$1,320,533
Proceeds from notes payable	156
Mortgage debt transferred to buyer in connection with sale of the underlying real estate	(210,545)
Principal repayments	(86,160)
Amortization of discount on notes payable, net	2,415
Write-off of premium on notes payable related to sale	1,465
Total Notes Payable, net - March 31, 2013	$1,027,864
Loan Maturities
As of March 31, 2013, two outstanding loans the Company assumed pursuant to the Settlement Agreement had matured without repayment.  The loans that matured without repayment had outstanding principal balances of $6.1 million (the “BOA Windsor Mortgage Portfolio”) and $37.6 million (the “801 Market Street Mortgage Loan”).
BOA Windsor Mortgage Portfolio
The BOA Windsor Mortgage Portfolio matured on October 31, 2012 and as a result of the maturity, the Company expects the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio was $4.6 million as of March 31, 2013.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the Company expects the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the property securing the loan. The carrying value of the property securing the loan was $22.4 million as of March 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

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
As of March 31, 2013, the borrowers under two mortgage loans that the Company assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $200.7 million (the “BBD2 Loan”) and $13.3 million (the “Jenkins Loan”), respectively, as of March 31, 2013. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property.

10.	FAIR VALUE DISCLOSURES
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
March 31, 2013
(unaudited)

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
Real estate securities: As of March 31, 2013, the Company owned two million shares of common stock of Gramercy with a par value of $0.001 per share, two million shares of Class B-1 non-voting common stock of Gramercy with a par value of $0.001 per share and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share. These securities are classified as available-for-sale and presented at fair value as the Company does not have the ability to sell the shares during the Lockout Periods. The fair value measurement of these shares is based on a quoted price in an active market, adjusted for the lack of marketability during the Lockout Periods. The Company utilized market‑corroborated inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.
Notes payable: The fair values of the Company’s notes payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	March 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,890	$29,083	$25,284	$35,902	$28,756	$25,167
Financial liabilities:
Notes payable	$1,043,761	$1,027,864	$1,027,221	$1,340,310	$1,320,533	$1,315,923
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Assets and Liabilities Recorded at Fair Value
During the three months ended March 31, 2013, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$29,118	$—	$29,118	$—
GKK Properties - contingent liability (1)	(12,000)	—	—	(12,000)
_____________________
(1) The fair value of the Company’s contingent liability is equal to the maximum amount payable to the Property Manager for participation interests pursuant to the Amended Services Agreement.
As of March 31, 2013, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$30,304	$—	$—	$30,304
Impaired real estate - discontinued operations	$9,670	$—	$—	$9,670
As of March 31, 2013, one of the Company’s real estate properties held for investment and one of the Company’s real estate properties held for non-sale disposition were measured at fair value as these properties were impaired and the carrying value of the properties were adjusted to fair value. The Company estimated the fair value for the property held for investment by performing a 10-year discounted cash flow analysis.  The estimated capitalization rate used to estimate the fair value of this property was 7.5%.  The Company estimated the fair value for the property held for non-sale disposition based on the net proceeds the Company expects to receive upon disposal of the property.
Also as of March 31, 2013, 17 of the Company’s real estate properties held for sale were measured at fair value as these properties were impaired and the carrying value of the properties were adjusted to fair value. The Company determined the fair value for four of its impaired real estate properties held for sale based on the estimated sales prices of each property less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received, which offers the Company intends to accept.  The Company estimated the fair value for 13 of its impaired real estate properties held for sale either by performing a 10-year discounted cash flow analysis or by performing a direct capitalization analysis and the estimated fair value was supported by either an offer from a third party or by broker estimates of value. The table below sets forth the estimated capitalization rates (generally determined based on a direct capitalization rate analysis) used to estimate the fair value of these 13 impaired real estate assets that are held for sale:

	Number of Properties	Range of Terminal Capitalization Rates
Real estate held for sale
Properties with stabilized occupancy	3	7.25% to 8.25%
Properties with unstabilized occupancy	10	7.5% to 11.7%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The capitalization rates selected by the Company vary on a property by property basis based upon several factors such as asset location, occupancy, lease terms and quality of the tenants in place.

11.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2013 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs that were incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company in connection with the Company’s now terminated Offering and entitle the Advisor to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the three months ended March 31, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.
Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and 2012, respectively, and any related amounts payable as of March 31, 2013 and December 31, 2012 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31,	December 31,
	2013	2012	2013	2012
Expensed
Asset management fees(1)	$2,731	$3,411	$—	$—
Reimbursement of operating expenses(2)	25	35	—	104
Disposition fees(3)	2,500	1,904	—	—
Additional Paid-in Capital
Selling commissions	—	262	—	—
	$5,256	$5,612	$—	$104
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.3 million for the three months ended March 31, 2012.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $25,000 and $35,000 for the three months ended March 31, 2013 and 2012, respectively, and were the only employee costs reimbursed under the Advisory Agreement in 2013 through March 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,833	$30,439
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage debt transferred to buyer in connection with sale of the underlying real estate	$210,545	$—
Increase (decrease) in distributions payable	$—	$(8,498)
Increase in capital expenses payable	$337	$155
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$11,132

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of March 31, 2013. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities and preferred membership interest investments. The GKK Properties segment excludes GKK Properties sold or held for sale but includes the remaining GKK Properties held as a result of the indirect transfers under the Settlement Agreement of primarily office properties, bank branch properties and operations centers located in 30 states. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three months ended March 31, 2013 and 2012, and total assets and total liabilities for each reportable segment as of March 31, 2013 and December 31, 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Real estate segment(1)	$22,351	$22,880
Real estate-related segment	804	1,433
GKK Properties segment(1)	35,306	35,431
Total revenues	$58,461	$59,744
Interest Expense:
Real estate segment(1)	$4,926	$6,011
Real estate-related segment	—	24
GKK Properties segment(1)	10,603	13,558
Total interest expense	$15,529	$19,593
NOI:
Real estate segment(1)	$6,108	$6,006
Real estate-related segment	752	1,118
GKK Properties segment(1)	3,956	2,571
Total NOI	$10,816	$9,695

	As of March 31,	As of December 31,
	2013	2012
Assets:
Real estate segment	$778,202	$784,729
Real estate-related segment	58,614	45,662
GKK Properties segment	909,737	931,060
Total segment assets	1,746,553	1,761,451
Real estate held for sale	32,460	302,869
Foreclosed real estate held for sale	26,286	26,275
Corporate-level(2)	191,879	212,960
Total assets	$1,997,178	$2,303,555
Liabilities:
Real estate segment	$422,884	$456,678
Real estate-related segment	3	—
GKK Properties segment	751,055	763,448
Total segment liabilities	1,173,942	1,220,126
Real estate held for sale	17,966	300,443
Corporate-level(3)	1,317	1,571
Total liabilities	$1,193,225	$1,522,140
_____________________
(1) Amounts include properties held for non-sale disposition but do not include properties held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $191.1 million and $212.4 million as of March 31, 2013 and December 31, 2012, respectively.
(3) As of March 31, 2013 and December 31, 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net income	$11,254	$2,988
General and administrative expenses	4,309	5,208
Depreciation and amortization	20,348	22,955
Gain on sale of foreclosed real estate held for sale	—	(127)
Gain on sale of real estate securities	—	(25,456)
Other interest income	(162)	(7)
Impairment charge on real estate held for investment	4,347	—
Provision for loan losses	—	142
Total (income) loss from discontinued operations	(29,280)	3,992
NOI	$10,816	$9,695

14.	COMMITMENTS AND CONTINGENCIES
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
Future minimum lease payments owed by the Company under non-cancelable operating ground leases, excluding payments owed related to properties held for sale and properties held for non-sale disposition, as of March 31, 2013 were as follows (in thousands):

April 1, 2013 through December 31, 2013	$13,161
2014	17,394
2015	16,875
2016	16,396
2017	12,507
Thereafter	36,816
$113,149
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
March 31, 2013
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

•
We may not be able to refinance some or all of our existing indebtedness or to obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at or prior to its maturity, we may be forced to dispose of our assets sooner than we otherwise would and/or our lenders may take action against us. We may not have sufficient liquidity from our operations to fund our future capital needs and, as a result of the debt we assumed in relation to the GKK Properties (defined below), we presently have extremely limited additional borrowing capacity. Additionally, some of our debt, including debt we assumed in connection with the transfers of the GKK Properties under the Settlement Agreement (defined below), contains restrictive covenants relating to our operations, our ability to incur additional debt and our ability to declare distributions.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2013, we owned 472 real estate properties (of which seven properties were held for non-sale disposition and 38 properties were held for sale), including the GKK Properties. In addition, as of March 31, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 1, 2011, we, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Property Trust, Inc. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations under a mezzanine loan owed by wholly owned subsidiaries of Gramercy to KBS (the “GKK Mezzanine Loan”).  The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly owned or, with respect to a limited number of properties, held a leasehold interest in, 867 properties (the “GKK Properties”), including 576 bank branch properties and 291 office buildings, operations centers and other properties.  As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to us, giving us title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date.  For a further discussion of the Settlement Agreement, the transfers of the GKK Properties and the debt related to these properties, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
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
Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, Standard and Poor’s (“S&P”) downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve with their fiscal obligations. At the end of 2012 the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs, commonly referred to as “sequestration,” until March 2013. However, these cuts began to take effect in March 2013. European governments have been unable to resolve their own political and fiscal issues. These events continue to build in importance as government and political leaders have been unable to establish plans to correct the economic imbalances that are increasingly dominating and driving global economic performance. Uncertainty and volatility have crept back into the capital markets.

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
Impact on Our Real Estate Investments
These market conditions have had and will likely continue to have a significant impact on our real estate investments and have created a highly competitive leasing environment. In addition, these market conditions have impacted and may continue to impact our tenants’ businesses, which makes it more difficult for them to meet their current lease obligations and places pressure on them to negotiate favorable lease terms upon renewal in order for their businesses to remain viable. Increases in rental concessions given to retain tenants and maintain our occupancy level, which is vital to the continued success of our portfolio, has resulted in lower current cash flow. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.

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
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $31.3 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from March 31, 2013. As of March 31, 2013, we had recorded $2.2 million of reserves for loan losses related to one of our real estate-related investments.
Impact on Our Financing Activities
In light of the risks associated with declining operating cash flows from our real estate properties, including the properties directly or indirectly serving as the collateral for our debt obligations, and the current underwriting environment for commercial real estate mortgages, we may have difficulty refinancing some of our mortgage notes and credit facilities prior to or at maturity or we may not be able to refinance our obligations at terms as favorable as the terms of our existing indebtedness. As of March 31, 2013, we had a total of $847.7 million of fixed rate notes payable and $196.0 million of variable rate notes payable. Including the BOA Windsor Mortgage Portfolio and the 801 Market Mortgage Loan, we have $247.2 million of debt maturing (including principal amortization payments) during the 12 months ending March 31, 2014. The BOA Windsor Mortgage Portfolio, with an outstanding principal balance of $6.1 million, matured on October 31, 2012. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. See the discussions of the BOA Windsor Mortgage Portfolio and 801 Market Street Mortgage Loan under “— Contractual Commitments and Contingencies — Loan Maturities”.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are for the payment of operating expenses, capital expenditures, general and administrative expenses and pay down of debt obligations in order to refinance loans with near term maturities. To date, we have had six primary sources of capital for meeting our cash requirements:

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
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt.  Our primary focus was the repayment of certain maturing debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation. On December 18, 2012, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2013 will be sufficient for these special redemptions.
Our focus in 2013 is to manage our existing investment portfolio and our debt service obligations. After repaying some of our debt obligations through the sale of certain assets, we plan to make certain strategic asset sales. Our board of directors will consider the best use of any excess proceeds from assets sales and from cash flow from other sources and, in the future, we may decide to declare special distributions to our stockholders, open our share redemption program for ordinary redemptions or commence a self-tender offer. We will continue our existing strategy to sell assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2013, our real estate held for investment, excluding seven GKK Properties held for non-sale disposition, was 84% occupied and our bad debt reserve was approximately 3% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate‑related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of March 31, 2013, all of the borrowers under our real estate loans receivable were current on their debt service obligations.
As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the three months ended March 31, 2013, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments. We believe that potential proceeds from the sale of real estate, cash flows from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for 2013.
Cash Flows from Operating Activities
As of March 31, 2013, we owned 472 real estate properties (of which seven properties were held for non-sale disposition and 38 properties were held for sale), including the GKK Properties. In addition, as of March 31, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale.
During the three months ended March 31, 2013, net cash used in operating activities was $0.3 million, compared to $7.8 million of net cash provided by operating activities during the three months ended March 31, 2012. Net cash from operations decreased in 2013 primarily due to the sale of real estate properties.
Cash Flows from Investing Activities
Net cash provided by investing activities was $53.7 million for the three months ended March 31, 2013. The significant sources and uses of cash from investing activities were as follows:

•	$62.3 million of cash provided from the sale of real estate;

•	$5.6 million of cash used for improvements to real estate; and

•	$3.1 million increase in restricted cash for capital expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $80.0 million for the three months ended March 31, 2013. The significant uses of cash for financing activities were as follows:

•
$86.1 million of net cash used for the repayment of debt as a result of $86.2 million of principal payments on notes payable and $0.1 million of deferred financing costs, partially offset by proceeds from notes payable of $0.2 million;

•	$7.6 million decrease in restricted cash used for debt service obligations; and

•	$1.5 million of cash used for redemptions of common stock.
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
As of March 31, 2013, we had $227.9 million of cash and cash equivalents.
As of March 31, 2013, our borrowings and other liabilities were approximately 54% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$405,631	$89,076	$254,355	$62,200	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$638,130	$78,811	$60,536	$208,088	$290,695
Interest payments on outstanding debt obligations related to historical portfolio(3)	$29,758	$11,909	$15,034	$2,815	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$251,781	$29,621	$66,443	$54,681	$101,036
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$113,149	$13,161	$34,269	$28,903	$36,816
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of March 31, 2013.
(2) Included in the “Remainder of 2013” payment column are the outstanding principal balances of the 801 Market Street Mortgage Loan of $37.6 million and the BOA Windsor Mortgage Portfolio of $6.1 million, which matured on February 1, 2013 and October 31, 2012, respectively, without repayment. See “— Loan Maturities” below.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of March 31, 2013. We incurred interest expense of $14.7 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $0.8 million, during the three months ended March 31, 2013.
Loan Maturities
As of March 31, 2013, two outstanding loans the Company assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding.  The loans that matured without payment had outstanding principal balances of $6.1 million (the “BOA Windsor Mortgage Portfolio”) and $37.6 million (the “801 Market Street Mortgage Loan”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BOA Windsor Mortgage Portfolio
The BOA Windsor Mortgage Portfolio matured on October 31, 2012 and as a result of the maturity, we expect the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio was $4.6 million as of March 31, 2013.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, we expect the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the property securing the loan. The carrying value of the property securing the loan was $22.4 million as of March 31, 2013.
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
As of March 31, 2013, the borrowers under two mortgage loans that we assumed pursuant to the Settlement Agreement were out of debt service coverage compliance. The loans had outstanding principal balances of $200.7 million (the “BBD2 Loan”) and $13.3 million (the “Jenkins Loan”), respectively, as of March 31, 2013. Such non-compliance does not constitute an event of default under the applicable loan and security documents of either loan. However, as a result of such non-compliance, under the BBD2 Loan, the lender has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan, and under the Jenkins Loan, the lender has also imposed a “cash trap” and has the right to replace the property manager of the property. These events may have a material adverse affect on our financial condition, results of operations and the return on our stockholders’ investment in us. With respect to the BBD2 Loan, we are currently reviewing the mechanics of the debt service coverage requirements with the lender to determine whether we are out of compliance with the debt service coverage requirements of the BBD2 Loan; the lender has preliminarily indicated that we may be in compliance.
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
On August 17, 2012, we entered into an amendment to our Services Agreement (the “Amended Services Agreement”) with the Property Manager. Pursuant to the Amended Services Agreement, the annual fee to be paid for the Services was reduced to $9.0 million as of December 6, 2012. The Amended Services Agreement will terminate on December 31, 2015. The initial date on which either party can terminate the Amended Services Agreement was extended by six months as follows: on or after September 30, 2013, we may terminate the Amended Services Agreement with an effective termination date of March 31 (except for calendar year 2013) or September 30 of any calendar year (including September 30, 2013), on ninety days written notice to the Property Manager, with the payment of a termination fee of up to $5.0 million and subject to certain other terms contained in the agreement; and on or after June 30, 2013, the Property Manager may terminate the Amended Services Agreement on ninety days written notice to us, without the payment of a termination fee and subject to certain other terms contained in the agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2012, we owned 873 real estate properties, four real estate loans receivable, a preferred membership interest in a real estate joint venture, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to March 31, 2012, we sold three industrial properties, three office properties and 245 GKK Properties; terminated the leases of four properties in which we held a leasehold interest; and designated 38 properties as held for sale. Additionally, we transferred 145 GKK Properties, which were security under the Goldman Mortgage Loan, and another GKK Property, which was security under the One Citizens Mortgage Loan, to the respective lenders in exchange for our release from the debt outstanding and other obligations related to, these mortgage loans. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of March 31, 2013, we owned 472 real estate properties, including seven GKK Properties held for non-sale disposition and 38 properties (all of which were GKK Properties) classified as held for sale. Also, as of March 31, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale. Our results of operations during the three months ended March 31, 2013 are not indicative of those expected in future periods due to anticipated asset sales.  In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity, to the extent the disposed properties were not considered held for sale as of March 31, 2013.  The results of operations for properties sold or held for sale are reclassified as discontinued operations for all periods presented.
Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012
The following table provides summary information about our results of operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2013	2012
Rental income	$43,022	$43,595	$(573)	(1)%	$49	$(622)
Tenant reimbursements	13,335	13,912	(577)	(4)%	(520)	(57)
Interest income from real estate loans receivable	804	769	35	5%	N/A	N/A
Interest income from real estate securities	—	663	(663)	(100)%	N/A	N/A
Parking revenues and other operating income	1,300	805	495	61%	345	150
Operating, maintenance, and management costs	21,309	19,379	1,930	10%	1,602	328
Real estate taxes, property-related taxes and insurance	8,076	7,992	84	1%	(55)	139
Asset management fees to affiliate	2,731	3,085	(354)	(11)%	(7)	(347)
General and administrative expenses	4,309	5,208	(899)	(17)%	(23)	(876)
Depreciation and amortization expense	20,348	22,955	(2,607)	(11)%	(1,902)	(705)
Interest expense	15,529	19,593	(4,064)	(21)%	(2,954)	(1,110)
Impairment charge on real estate held for investments	4,347	—	4,347	100%	349	3,998
Provision for loan losses	—	142	(142)	(100)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	—	127	(127)	(100)%	N/A	N/A
Gain on sales of real estate securities	—	25,456	(25,456)	(100)%	N/A	N/A
Gain on sales of real estate, net	28,023	1,151	26,872	2,335%	27,701	(829)
Income from discontinued operations	2,185	1,849	336	18%	890	(554)
Impairment charge on discontinued operations	928	6,992	(6,064)	(87)%	1,660	(7,724)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties decreased by $0.6 million primarily due to a net decrease of below-market in-place lease amortization as a result of tenant lease expirations, lower occupancy (as a result of tenants vacating or tenants reducing leased space) and lower rental rates for the three months ended March 31, 2013 related to our historical real estate portfolio. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio. The current economic conditions could result in lower occupancy and/or rental rates and a corresponding decrease in rental income.
Tenant reimbursements from our real estate properties decreased by $0.6 million primarily due to a decrease of $0.5 million related to the reset of tenant base years at certain GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.1 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases.
Interest income remained constant at approximately $0.8 million for the three months ended March 31, 2013 and 2012. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate-related investments. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions.
If any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan, the impact on future interest income and loan recoveries may be significant and will depend on several factors unique to each individual loan. In general, if we have a first priority lien on the collateral securing a loan, we may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If we foreclose on the collateral, we may either operate the property, resulting in our receipt of any cash flows generated by the property or our payment of any cash shortfalls related to the property, or sell the property for whatever amount we are able to obtain, which may or may not be equal to the loan balance prior to foreclosure. In general, if we own a mezzanine loan or a B-Note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, the entitlement to a portion of a junior lender’s interest income, etc.). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and indirectly take legal title to the property subject to the existing senior loans or we may negotiate a discounted repayment. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.
Interest income from real estate securities was $0.7 million during the three months ended March 31, 2012. During the three months ended March 31, 2012, we sold the fixed rate securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.  We did not own any interest-bearing real estate securities during the three months ended March 31, 2013.
Property operating, maintenance, and management costs from our real estate properties increased by $1.9 million, consisting of an increase of $1.6 million primarily due to repair and maintenance costs and utility expenses related to the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs increased by $0.3 million primarily due to an increase in repair and maintenance costs and higher snow removal costs. Overall, we expect property operating, maintenance, and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased from $8.0 million during the three months ended March 31, 2012 to $8.1 million during the three months ended March 31, 2013. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees decreased from $3.1 million during the three months ended March 31, 2012 to $2.7 million during the three months ended March 31, 2013 due to the dispositions of real estate-related investments and the exclusion of an impaired real estate loan receivable from our asset management fee calculation beginning in March 2012.
General and administrative expenses decreased by $0.9 million primarily due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $2.6 million, consisting of a decrease of $1.9 million related to the GKK Properties and a decrease of $0.7 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations, partially offset by an increase of tenant improvement additions and lease commissions for early lease renewals during the three months ended March 31, 2013. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $4.1 million primarily due to a decrease of $3.0 million related to debt secured by the GKK Properties. The decrease in interest expense related to the GKK Properties was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to March 31, 2012, including the repayment of the repurchase agreements that were secured directly or indirectly by our investment in the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $1.1 million primarily due to an overall decrease to the average loan balance and lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $2.1 million and $0.2 million for the three months ended March 31, 2012 and March 31, 2013, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets, and therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales, dispositions other than by sale and principal paydowns.
During the three months ended March 31, 2013, we recognized impairment charges of $4.3 million on real estate properties held for investment, including one industrial property and one GKK Property that was held for non-sale disposition, to reduce the book values of the real estate to their estimated fair values. We did not recognize any impairment charges on real estate held for investment during the three months ended March 31, 2012.
We recognized a gain on sale of real estate of $28.0 million related to the dispositions of 70 GKK Properties during the three months ended March 31, 2013. During the three months ended March 31, 2012, we recognized a gain on sale of real estate of $1.2 million related to the disposition of three office properties and 15 GKK Properties.
Income from discontinued operations for the three months ended March 31, 2013 increased by $0.3 million compared to the three months ended March 31, 2012.  Income from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of March 31, 2013. During the three months ended March 31, 2013, we sold 70 GKK Properties and designated 38 GKK Properties as held for sale. We sold three office properties and 15 GKK Properties during the three months ended March 31, 2012. Total revenues and other income from discontinued operations decreased from $52.3 million during the three months ended March 31, 2012 to $8.9 million during the three months ended March 31, 2013.  Total expenses from discontinued operations decreased from $50.5 million during the three months ended March 31, 2012 to $6.7 million during the three months ended March 31, 2013.
During the three months ended March 31, 2013, we recognized an impairment charge on real estate from discontinued operations of $0.9 million with respect to 17 GKK Properties that were either held for sale or sold as of March 31, 2013. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the three months ended March 31, 2012, we recognized an impairment charge on real estate from discontinued operations of $7.0 million with respect to two office properties and 10 GKK Properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In connection with NAREIT’s Accounting and Financial Standards Hot Topics, we are excluding impairment charges on real estate assets from our calculation of FFO. We have also restated FFO from prior periods to exclude these impairment charges. NAREIT believes that impairment charges on real estate assets are often early recognition of losses on prospective sales of properties, and therefore, the exclusion of these impairments is consistent with the exclusion of gains and losses recognized from the sales of real estate. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of FFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes non-operating items included in FFO.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs, which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent and the amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, and also provide investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period; and

•
Amortization of discounts and premiums on mortgage loans related to the GKK Properties.  Discounts and premiums on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of discounts and premiums related to the debt assumed in connection with the Settlement Agreement in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of discounts and premiums has no ongoing economic impact on our operations.  The debt assumed related to the GKK Properties was marked to market as of the date we entered into Settlement Agreement, which resulted in discounts and premiums related to the debt assumed.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance.

Our calculation of FFO and MFFO is presented in the table below for the three months ended March 31, 2013 and 2012, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2013	2012
Net income attributable to common stockholders	$11,254	$2,988
Depreciation of real estate assets	11,690	12,043
Depreciation of real estate assets - discontinued operations	17	7,407
Amortization of lease-related costs	8,658	10,912
Amortization of lease-related costs - discontinued operations	15	7,401
Impairment charges on real estate	4,347	—
Impairment charges on real estate - discontinued operations	928	6,992
Gain on sale of foreclosed real estate held for sale	—	(127)
Gain on sale of real estate, net	(28,023)	(1,151)
Gain on sale of real estate securities	—	(25,456)
FFO	8,886	21,009
Straight-line rent and amortization of above- and below-market leases	(4,980)	(7,637)
Amortization of discounts and closing costs on real estate loans receivable	(249)	59
Impairment charges on real estate loans receivable	—	142
Net amortization of discount and premium on mortgage loans related to the GKK Properties	2,415	908
MFFO	$6,072	$14,481
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. There have been no significant changes to our policies during 2013.

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
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2013, the fair value and book value of our fixed rate real estate loans receivable were $25.3 million and $29.1 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2013, the fair value of our fixed rate debt was $831.8 million and the carrying value of our fixed rate debt was $847.7 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on our $196.0 million of variable rate debt outstanding. Based on interest rates as of March 31, 2013, if interest rates are 100 basis points higher during the 12 months ending March 31, 2014, interest expense on our variable rate debt outstanding would increase by approximately $1.8 million. As of March 31, 2013, one-month LIBOR was 0.2037% and if this index was reduced to 0% during the 12 months ending March 31, 2014, interest expense on our variable rate debt would decrease by $0.4 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of March 31, 2013 was 10.4%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2013, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2013 were 6.3% and 2.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2013, using interest rate indices as of March 31, 2013, where applicable.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program, including:

•
During each calendar year, redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program) are limited to an annual amount determined by our board of directors. The annual dollar limitation for the share redemption program may be reviewed and adjusted from time to time during the year. On December 18, 2012, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2013 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

On March 6, 2013, our board of directors amended and restated the share redemption program (the “Amended Share Redemption Program”). Pursuant to the Amended Share Redemption Program, we modified how we will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
There were no other changes in the Amended Share Redemption Program. The Amended Share Redemption Program became effective on April 12, 2013. The complete program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.
The only redemptions we made under the share redemption program during the three months ended March 31, 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the three months ended March 31, 2013, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program with proceeds from the sale of properties in 2013 and 2012.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2013, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	141,953	$5.18	(2)	(3)
February 2013	38,146	$5.18	(2)	(3)
March 2013	116,598	$5.18	(2)	(3)
Total	296,697
_____________________
(1) We announced commencement of our share redemption program on April 6, 2006 and amendments to the program on August 16, 2006 (which amendment became effective on December 14, 2006), August 1, 2007 (which amendment became effective on September 13, 2007), August 14, 2008 (which amendment became effective on September 13, 2008), March 26, 2009 (which amendment became effective on April 26, 2009), May 13, 2009 (which amendment became effective on June 12, 2009), March 26, 2012 (which amendment became effective on April 25, 2012) and March 13, 2013 (which amendment became effective on April 12, 2013).
(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $5.18 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. Effective for the December 2012 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $5.18 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but are not required to update the estimated value per share more frequently than every 18 months.
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the three months ended March 31, 2013, we redeemed $1.5 million of shares of common stock. The only redemptions we made under our share redemption program during the three months ended March 31, 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the three months ended March 31, 2013, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. Based on the redemption limitations described above and redemptions through March 31, 2013, we may redeem up to $8.5 million of shares that meet the requirements for these special redemptions for the remainder of 2013.
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1
Second Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 15, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.2
Third Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 16, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.3
Fourth Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 17, 2013, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.4
Fifth Omnibus Amendment to Purchase and Sale Agreement and First Amendment to Omnibus Agreement (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and National Financial Realty - East Coast Portfolio I, LLC, dated as of January 18, 2013, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.5
Second Amendment to Purchase and Sale Agreement (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and National Financial Realty - East Coast Portfolio I, LLC, dated as of February 28, 2013, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 20, 2012, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011

99.2	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	May 13, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 13, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)