Form 10-Q
period 2013-06-30
KBS Real Estate Investment Trust, Inc.
filed 2013-08-09
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2013, there were 190,290,477 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate held for investment:
Land	$321,062	$328,776
Buildings and improvements	1,123,846	1,166,296
Tenant origination and absorption costs	117,512	129,712
Total real estate held for investment, at cost and net of impairment charges	1,562,420	1,624,784
Less accumulated depreciation and amortization	(175,387)	(178,944)
Total real estate held for investment, net	1,387,033	1,445,840
Real estate held for sale, net	15,214	302,994
Foreclosed real estate held for sale	21,484	26,275
Total real estate, net	1,423,731	1,775,109
Real estate loans receivable, net	29,329	28,846
Real estate securities	25,592	16,411
Total real estate and real estate-related investments, net	1,478,652	1,820,366
Cash and cash equivalents	244,623	254,578
Restricted cash	110,209	112,916
Rents and other receivables, net	51,208	49,276
Above-market leases, net	29,572	32,017
Assets related to real estate held for sale	63	1,232
Deferred financing costs, prepaid expenses and other assets	30,153	33,170
Total assets	$1,944,480	$2,303,555
Liabilities and equity
Notes payable:
Notes payable	$1,013,485	$1,055,010
Notes payable related to real estate held for sale	8,040	265,523
Total notes payable	1,021,525	1,320,533
Accounts payable and accrued liabilities	41,687	40,506
Due to affiliates	—	104
Below-market leases, net	60,488	67,259
Liabilities related to real estate held for sale	7,200	36,821
Other liabilities	55,383	56,917
Total liabilities	1,186,283	1,522,140
Commitments and contingencies (Note 14)
Redeemable common stock	6,913	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,465,003 and 191,061,016 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,905	1,911
Additional paid-in capital	1,677,729	1,677,725
Cumulative distributions and net losses	(939,033)	(909,401)
Accumulated other comprehensive income	10,683	1,180
Total stockholders’ equity	751,284	771,415
Total liabilities and stockholders’ equity	$1,944,480	$2,303,555
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$43,503	$41,611	$86,423	$85,114
Tenant reimbursements	13,734	13,886	27,039	27,780
Interest income from real estate loans receivable	818	786	1,621	1,555
Interest income from real estate securities	—	15	—	678
Parking revenues and other operating income	1,004	986	2,303	1,790
Total revenues	59,059	57,284	117,386	116,917
Expenses:
Operating, maintenance, and management	22,959	20,045	44,187	39,249
Real estate taxes, property-related taxes, and insurance	7,717	7,454	15,786	15,446
Asset management fees to affiliate	2,760	2,754	5,491	5,743
General and administrative expenses	4,255	5,483	8,563	10,691
Depreciation and amortization	21,985	22,283	42,315	45,222
Interest expense	15,809	17,179	31,323	36,755
Impairment charge on real estate held for investment	26,386	828	30,734	830
Provision for loan losses	—	—	—	142
Total expenses	101,871	76,026	178,399	154,078
Other income
Gain on sales of real estate securities (includes $25.2 million of unrealized gains on real estate securities reclassified from accumulated other comprehensive income during the six months ended June 30, 2012)	167	—	167	25,456
Gain on sales of foreclosed real estate held for sale	161	—	161	127
Income from unconsolidated joint venture	—	750	—	750
Other interest income	206	6	368	11
Total other income	534	756	696	26,344
Loss from continuing operations	(42,278)	(17,986)	(60,317)	(10,817)
Discontinued operations:
Gain on sales of real estate, net	3,050	4,570	31,073	5,721
Income (loss) from discontinued operations	213	(700)	2,410	957
Impairment charges on discontinued operations	(1,870)	(10,091)	(2,798)	(17,082)
Total gain (loss) from discontinued operations	1,393	(6,221)	30,685	(10,404)
Net loss	(40,885)	(24,207)	(29,632)	(21,221)
Basic and diluted income (loss) per common share:
Continuing operations	(0.22)	(0.10)	(0.32)	(0.06)
Discontinued operations	0.01	(0.03)	0.16	(0.05)
Net loss per common share	$(0.21)	$(0.13)	$(0.16)	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	190,662,152	191,955,231	190,806,124	191,700,930
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(40,885)	$(24,207)	$(29,632)	$(21,221)
Other comprehensive income (loss)
Reclassification of realized gain on real estate securities	(169)	—	(169)	(25,240)
Unrealized gain (loss) on real estate securities	(3,149)	—	9,558	—
Unrealized gains on derivative instruments	—	521	114	972
Total other comprehensive income (loss)	(3,318)	521	9,503	(24,268)
Total comprehensive loss	(44,203)	(23,686)	(20,129)	(45,489)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881
Net loss	—	—	—	(43,142)	—	(43,142)
Other comprehensive loss	—	—	—	—	(22,598)	(22,598)
Issuance of common stock	1,713,996	17	11,114	—	—	11,131
Redemptions of common stock	(1,384,513)	(13)	(7,715)	—	—	(7,728)
Transfers from redeemable common stock	—	—	35,376	—	—	35,376
Distributions declared	—	—	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)
Other offering costs	—	—	(16)	—	—	(16)
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net loss	—	—	—	(29,632)	—	(29,632)
Other comprehensive income	—	—	—	—	9,503	9,503
Redemptions of common stock	(596,013)	(6)	(3,083)	—	—	(3,089)
Transfers from redeemable common stock	—	—	3,087	—	—	3,087
Balance, June 30, 2013	190,465,003	$1,905	$1,677,729	$(939,033)	$10,683	$751,284
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(29,632)	$(21,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization
Continuing operations	42,315	45,222
Discontinued operations	56	30,561
Impairment charge on real estate - continuing operations	30,734	830
Impairment charges on real estate - discontinued operations	2,798	17,082
Noncash interest income on real estate-related investments	(506)	(138)
Change in provision for loan losses	—	114
Deferred rent	(2,911)	(3,838)
Bad debt expense	1,257	(665)
Amortization of deferred financing costs	481	4,152
Amortization of above- and below-market leases, net	(6,948)	(9,325)
Gain on sales of foreclosed real estate held for sale	(161)	(127)
Gain on sales of real estate, net	(31,073)	(5,721)
Gain on sales of real estate securities	(167)	(25,456)
Amortization of discount and premium on notes payable, net	2,991	736
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(5,307)	(12,436)
Rents and other receivables	(546)	3,981
Prepaid expenses and other assets	(3,089)	2,251
Accounts payable and accrued liabilities	504	(5,145)
Due to affiliates	(104)	—
Other liabilities	(994)	(8,026)
Net cash (used in) provided by operating activities	(302)	12,831
Cash Flows from Investing Activities:
Improvements to real estate	(11,590)	(9,278)
Proceeds from sales of real estate, net	84,550	265,364
Proceeds from sales of foreclosed real estate held for sale	4,952	2,748
Proceeds from sale of real estate loans receivable	—	16,830
Principal repayments on real estate loans receivable	23	—
Proceeds from sale of real estate securities	375	46,214
Purchases of pledged securities	—	(1,832)
Maturities of pledged securities	—	3,399
Net change in restricted cash for capital expenditures	2,057	(8,907)
Net cash provided by investing activities	80,367	314,538
Cash Flows from Financing Activities:
Proceeds from notes payable	315	13,753
Principal payments on notes payable	(93,196)	(191,305)
Principal payments on repurchase agreements	—	(109,351)
Net change in restricted cash for debt service obligations	5,957	(6,988)
Payments of deferred financing costs	(7)	(970)
Payments to redeem common stock	(3,089)	(4,291)
Payments of commissions on stock issuances and other offering costs	—	(272)
Distributions paid to common stockholders	—	(13,594)
Net cash used in financing activities	(90,020)	(313,018)
Net (decrease) increase in cash and cash equivalents	(9,955)	14,351
Cash and cash equivalents, beginning of period	254,578	53,991
Cash and cash equivalents, end of period	$244,623	$68,342
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2013, the Company owned 454 real estate properties (of which eight properties were held for non-sale disposition and 23 properties were held for sale), including the GKK Properties (defined below). In addition, as of June 30, 2013, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by the Company and are held for sale.
On September 1, 2011, the Company, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Property Trust, Inc. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations under a mezzanine loan owed by wholly owned subsidiaries of Gramercy to KBS (the “GKK Mezzanine Loan”). The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly owned or, with respect to a limited number of properties, held a leasehold interest in, 867 properties (the “GKK Properties”), consisting of 576 bank branch properties and 291 office buildings, operations centers and other properties. As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to the Company, giving the Company title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date.
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
Upon commencing its initial public offering (the “Offering”), the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement dated January 27, 2006 (the “Dealer Manager Agreement”). The Company ceased offering shares of common stock in its primary offering on May 30, 2008. The Company terminated its dividend reinvestment plan effective April 10, 2012.
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of June 30, 2013, the Company had redeemed 8,970,577 of the shares sold in the Offering for $73.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
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
As compensation for the Services, the Company agreed to pay to the Property Manager: (i) an annual fee of $12.0 million plus all GKK Property-related expenses incurred by the Property Manager and (ii) subject to certain terms and conditions contained in the Services Agreement, participation interests in the amounts by which the net sales value of all of the Company’s properties sold plus the value of the Company’s remaining net assets exceed certain threshold amounts, which participation will equal not less than $3.5 million and not more than $12.0 million, measured on a date as determined pursuant to the terms of the Services Agreement.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
June 30, 2013
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2012, the Company had classified 108 GKK Properties as held for sale and reclassified one property that was previously held for sale to held for investment. During the six months ended June 30, 2013, the Company disposed of 86 properties (all of which were GKK Properties), some of which were held for sale as of December 31, 2012. As of June 30, 2013, the Company had classified 23 GKK Properties as held for sale. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during the period ended June 30, 2013, as discontinued operations for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2013 and 2012, respectively.
Distributions declared per common share were $0.085 for the six months ended June 30, 2012. Distributions declared per common share assumed the share was issued and outstanding each day from January 1, 2012 through February 28, 2012. Distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the period from January 1, 2012 through February 28, 2012 was a record date for distributions. The Company’s board of directors did not declare distributions for the six months ended June 30, 2013.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement, the GKK Properties. For financial data by segment, see Note 13, “Segment Information.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2013, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 11.5 million rentable square feet and was 85% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.7 million rentable square feet related to the GKK Properties held for investment, which were 83% occupied as of June 30, 2013. In addition to the properties discussed in the preceding sentences, the Company owned eight GKK Properties encompassing approximately 0.7 million rentable square feet that were held for non-sale disposition as of June 30, 2013, see “—Non-Sale Disposition of Real Estate” below.
The following table summarizes the Company’s investments in real estate as of June 30, 2013 and December 31, 2012 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2013:
Office	$86,230	$541,950	$12,471	$640,651
Industrial	24,290	113,539	5,220	143,049
GKK Properties	210,542	468,357	99,821	778,720
Real estate held for investment, at cost and net of impairment charges (1)	$321,062	$1,123,846	$117,512	$1,562,420
Accumulated depreciation/amortization	—	(136,052)	(39,335)	(175,387)
Real estate held for investment, net	$321,062	$987,794	$78,177	$1,387,033
As of December 31, 2012:
Office	$91,739	$576,422	$20,538	$688,699
Industrial	26,465	123,219	5,261	154,945
GKK Properties	210,572	466,655	103,913	781,140
Real estate held for investment, at cost and net of impairment charges	$328,776	$1,166,296	$129,712	$1,624,784
Accumulated depreciation/amortization	—	(137,902)	(41,042)	(178,944)
Real estate held for investment, net	$328,776	$1,028,394	$88,670	$1,445,840
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2013, the Company’s leases, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.7 years with a weighted-average remaining term of 5.6 years. As of June 30, 2013, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.7 years with a weighted-average remaining term of 6.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of June 30, 2013, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2013 through 2016. As of June 30, 2013, the Company has already been notified that 20,000 square feet will be shed during the remainder of 2013, pursuant to these provisions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.5 million and $3.6 million as of June 30, 2013 and December 31, 2012, respectively.
During the six months ended June 30, 2013 and 2012, the Company recognized deferred rent from tenants of $2.9 million and $3.2 million, respectively. These excess amounts for the six months ended June 30, 2013 and 2012 were net of $0.5 million and $0.2 million of lease incentive amortization, respectively. As of June 30, 2013 and December 31, 2012, the cumulative deferred rent balance was $32.7 million and $26.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $8.0 million and $5.7 million of unamortized lease incentives as of June 30, 2013 and December 31, 2012, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of June 30, 2013 for the years ending December 31 is as follows (in thousands):

July 1, 2013 through December 31, 2013	$73,909
2014	140,333
2015	129,669
2016	120,852
2017	105,521
Thereafter	328,496
$898,780

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

As of June 30, 2013, the Company’s highest tenant industry concentration, excluding properties held for non-sale disposition, (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	82	$66,747	43.6%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of June 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2013, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of June 30, 2013, the Company had a bad debt expense reserve of $5.7 million, which represents approximately 4% of its annualized base rent. The Company’s bad debt expense reserve included $5.6 million related to the GKK Properties. During the six months ended June 30, 2013 and 2012, the Company recorded bad debt expense related to its tenant receivables of $0.9 million and $0.5 million, respectively.
As of June 30, 2013, the Company had a concentration of credit risk related to leases, excluding properties held for non‑sale disposition, with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent (1)	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,296,409	28.7%	$28,959	18.9%	$8.78	(3)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of June 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) As of June 30, 2013, lease expiration dates ranged from the remainder of 2013 through 2026 with a weighted-average remaining term of 6.7 years. Additionally, as of June 30, 2013, some of Bank of America’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2013 to 2016. The Company has already been notified that 20,000 square feet will be shed during the remainder of 2013, pursuant to these provisions.
Geographic Concentration Risk
As of June 30, 2013, the Company’s net investments in real estate in North Carolina, excluding properties held for non‑sale disposition, represented 11.4% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Impairment of Real Estate
Due to changes in cash flow estimates, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values.  During the three and six months ended June 30, 2013, the Company recorded impairment charges of $26.4 million with respect to six properties (including one GKK Property) and $30.7 million with respect to seven properties (including two GKK Properties, one of which was held for non-sale disposition), respectively.  Included in Company’s impairment charges during the three and six months ended June 30, 2013 was a $19.5 million impairment charge to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. The Company also revised its projections to address various deferred maintenance issues and other building system upgrades and replacements.  See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.
Real Estate Held for Non-Sale Disposition
As of June 30, 2013, the Company owned eight GKK Properties that were held for non-sale disposition, including seven properties that were security for the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), each of which was in default as of June 30, 2013.  In the event the Company relinquishes the assets that are security for these loans to the respective lenders, the Company would record a gain on extinguishment of debt equal to the difference between the carrying amount of the debt and the carrying amount of the collateral. For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable”.  The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues related to real estate held for non-sale disposition
Total revenues	$3,139	$2,857	$6,067	$6,165
Expenses related to real estate held for non-sale disposition
Operating expenses	3,576	2,251	6,632	4,521
Impairment charge	—	—	349	—
Depreciation and amortization	635	1,174	1,165	2,862
Total expenses related to real estate held for non-sale disposition	4,211	3,425	8,146	7,383
Net loss related to real estate held for non-sale disposition	$(1,072)	$(568)	$(2,079)	$(1,218)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$41,766	$44,255
Accumulated depreciation and amortization	(4,808)	(5,862)
Real estate held for non-sale disposition, net	36,958	38,393
Restricted cash	8,430	7,033
Above-market leases, net	593	725
Other assets	4,172	2,867
Total assets	$50,153	$49,018
Liabilities related to real estate held for non-sale disposition
Notes payable	57,943	58,100
Accounts payable and accrued liabilities	4,880	2,407
Below-market leases, net	718	809
Other liabilities	1,518	477
Total liabilities	$65,059	$61,793

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Cost, net of impairments	$117,512	$129,712	$39,210	$41,437	$(86,245)	$(87,602)
Accumulated Amortization	(39,335)	(41,042)	(9,638)	(9,420)	25,757	20,343
Net Amount	$78,177	$88,670	$29,572	$32,017	$(60,488)	$(67,259)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(5,683)	$(5,854)	$(1,199)	$(2,264)	$3,695	$3,218

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(10,415)	$(12,311)	$(2,444)	$(4,162)	$6,771	$7,449

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2013 and December 31, 2012, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2013 (1)	Book Value as of June 30, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,029	$5,033	5.40%	7.88%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,920	6,902	6,850	8.00%	9.67%	09/01/2013
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	16,367	16,048	5.78%	11.18%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,959	3,188	3,137	6.05%	12.41%	07/11/2017
				$35,879	$31,486	$31,068
Reserve for Loan Losses (6)				—	(2,157)	(2,222)
				$35,879	$29,329	$28,846
_____________________
(1) Outstanding principal balance as of June 30, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment during 2013. The contractual interest rates and annualized effective interest rates presented are as of June 30, 2013.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of June 30, 2013. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the six months ended June 30, 2013, the Company recognized $0.9 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

As of June 30, 2013, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to the satisfaction of certain conditions by the borrowers.
As of June 30, 2013 and December 31, 2012, interest receivable from real estate loans receivable was $0.4 million and $0.4 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2013 (in thousands):

Real estate loans receivable, net - December 31, 2012	$28,846
Principal repayments received on real estate loan receivable	(23)
Accretion of discounts on purchased real estate loans receivable	405
Amortization of origination fees and costs on purchased and originated real estate loans receivable	36
Change in loan loss reserve	65
Real estate loans receivable, net - June 30, 2013	$29,329
For the three and six months ended June 30, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest income	$593	$588	$1,180	$1,166
Accretion of purchase discounts	207	184	405	362
Amortization of origination fees and costs and acquisition costs, net	18	14	36	27
Interest income from real estate loans receivable	$818	$786	$1,621	$1,555
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the six months ended June 30, 2013, the Company recognized $0.2 million of interest income related to the Sandmar Mezzanine Loan with an asset-specific reserve. Additionally, as of June 30, 2013, the Company had interest income receivable of $0.3 million related to the Sandmar Mezzanine Loan.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the six months ended June 30, 2013 were as follows (in thousands):

Reserve for loan losses, December 31, 2012	$2,222
Charge-offs to reserve for loan losses	(65)
Reserve for loan losses, June 30, 2013	$2,157
As of June 30, 2013, the total reserve for loan losses consisted of $2.2 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The Company did not record provision for loan loss reserves during the six months ended June 30, 2013 and charged-off $65,000 of reserves for loan losses related to the Sandmar Mezzanine Loan. During the six months ended June 30, 2012, the Company recorded provision for loan loss reserves of $0.1 million. During the six months ended June 30, 2012, the Company also charged-off $72.0 million of reserves for loan losses related to the write-off of the Petra Subordinated Debt Tranche A and the Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. As of June 30, 2013, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve. As of June 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.

6.	REAL ESTATE SECURITIES
As of June 30, 2013, the Company owned 1,919,000 shares of common stock of Gramercy with a par value of $0.001 per share, two million shares of Class B-1 non-voting common stock of Gramercy with a par value of $0.001 per share and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share.  The Company agreed not to sell, transfer or assign its shares of common stock until June 6, 2013 (the “Common Stock Lockout Period”).  The Company has the right to convert each share of Class B common stock into one share of common stock of Gramercy at any time on or after the following dates: (i) September 6, 2013 in the case of Class B-1 common stock (the “Class B-1 Lockout Period”) and (ii) December 6, 2013 in the case of Class B-2 common stock (the “Class B-2 Lockout Period” and together with the Common Stock Lockout Period and the Class B-1 Lockout Period, the “Lockout Periods”). On March 6, 2014, each share of Class B common stock that has not previously been converted and remains outstanding shall automatically convert into one share of common stock of Gramercy. The Company classified its investment in the Gramercy shares as available-for-sale as the Company does not have the ability to sell the shares during the respective Lockout Period for those shares. As of June 30, 2013, the carrying value of the Gramercy shares was $25.6 million based on a share price of $4.50 per share of common stock and net of a $1.0 million adjustment for the lack of marketability during the Class B-1 Lockout Period and Class B-2 Lockout Period.
During the three and six months ended June 30, 2013, the Company sold 81,000 shares of common stock of Gramercy for an aggregate sales price of $0.4 million. As a result, during the three and six months ended June 30, 2013, the Company realized a gain on sale of its shares of common stock of Gramercy of $0.2 million. The following summarizes the activity related to real estate securities for the three months ended June 30, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2012	$15,117	$1,294	$16,411
Unrealized change in market value of real estate securities	—	9,558	9,558
Sale of real estate securities	(208)	(169)	(377)
Real estate securities - June 30, 2013	$14,909	$10,683	$25,592

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of six office properties, three industrial properties, and 190 GKK Properties. During the six months ended June 30, 2013, the Company disposed of 86 GKK Properties and classified 23 GKK Properties with an aggregate net book value of $15.2 million as held for sale. During the three and six months ended June 30, 2013, the Company recorded an impairment charge of $1.9 million and $2.8 million, respectively, related to discontinued operations. During the three and six months ended June 30, 2012, the Company recorded an impairment charge of $10.1 million and $17.1 million, respectively, related to discontinued operations. The impairment charges were primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company has entered into, offers received which the Company intends to accept or broker estimates of value. The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues and other income	$1,626	$50,994	$10,612	$103,410
Total expenses	1,413	51,694	8,202	102,453
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	213	(700)	2,410	957
Gain on sales of real estate, net	3,050	4,570	31,073	5,721
Impairment charge	(1,870)	(10,091)	(2,798)	(17,082)
Income (loss) from discontinued operations	$1,393	$(6,221)	$30,685	$(10,404)
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$16,304	$328,831
Accumulated depreciation and amortization	(1,090)	(25,837)
Real estate held for sale, net	15,214	302,994
Other assets	63	1,232
Total assets related to real estate held for sale	$15,277	$304,226
Liabilities related to real estate held for sale
Notes payable	8,040	265,523
Other liabilities	7,200	36,821
Total liabilities related to real estate held for sale	$15,240	$302,344

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Significant Transactions
PB Capital Properties
On November 6, 2012, the Company, through an indirect wholly owned subsidiary that owned certain office properties, operations centers and bank branches (the “PB Capital Owner”), entered into various purchase and sale agreements (collectively, the “PB Capital Sale Agreement”) for the sale of 41 properties, containing 3.4 million rentable square feet (the “PB Capital Properties”), to National Financial Realty — WFB East Coast, LLC (the “PB Capital Buyer”), an unaffiliated entity. Pursuant to the PB Capital Sale Agreement, the purchase price for the PB Capital Properties was $250.0 million.  On March 8, 2013, the Company sold 40 of the PB Capital Properties to the PB Capital Buyer for an aggregate purchase price of $240.9 million, excluding closing costs.  The aggregate purchase price included the assumption by the PB Capital Buyer of a mortgage loan at the face amount secured by the PB Capital Properties. This mortgage loan had an outstanding principal balance of $210.5 million.
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
As of June 30, 2013, the Company’s investment in the Tribeca Building consisted of three condominium units and parking spaces with a carrying value of $21.5 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the six months ended June 30, 2013, the Company sold two retail spaces and recognized a gain on sale of $0.2 million and recorded expenses of $0.8 million related to foreclosed real estate held for sale. During the six months ended June 30, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $1.5 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

9.	NOTES PAYABLE
As of June 30, 2013 and December 31, 2012, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of June 30, 2013	Book Value as of December 31, 2012	Contractual Interest Rates as of June 30, 2013 (1)	Weighted-Average Interest Rates as of June 30, 2013 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$227,017	$227,017	5.6% - 8.3%	6.1%	1.2
GKK Properties mortgage loans	616,406	641,384	3.0% - 11.2%	6.5%	6.8
	843,423	868,401
Variable Rate
Mortgage loans	178,563	212,433	(3)	2.5%	2.0
GKK Properties mortgage loans	14,898	259,476	One Month LIBOR + 3.00%	6.5%	0.4
	193,461	471,909
Total notes payable principal outstanding	1,036,884	1,340,310
Discount on notes payable, net (4)	(15,359)	(19,777)
Total notes payable, net	$1,021,525	$1,320,533
_____________________
(1) Contractual interest rates as of June 30, 2013 represent the range of interest rates in effect under these loans as of June 30, 2013. Weighted-average interest rates as of June 30, 2013 are calculated as the actual interest rate in effect as of June 30, 2013 (consisting of the contractual interest rate and the effect of contractual floor rates), using interest rate indices as of June 30, 2013, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of June 30, 2013; subject to certain conditions, the maturity dates of certain loans may be further extended.
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
As of June 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $1.6 million and $2.1 million, respectively, net of amortization. During the three and six months ended June 30, 2013, the Company incurred interest expense, net of discontinued operations, of $15.8 million and $31.3 million, respectively. During the three and six months ended June 30, 2012, the Company incurred interest expense, net of discontinued operations, of $17.2 million and $36.8 million, respectively. Included in interest expense were the amortization of deferred financing costs of $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.1 million for the six months ended June 30, 2013. Included in interest expense were the amortization of deferred financing costs of $1.5 million and $3.7 million for the three and six months ended June 30, 2012, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which increased interest expense by $0.6 million and $1.1 million for the three and six months ended June 30, 2013, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which increased interest expense by $0.4 million and $1.6 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, $10.5 million and $7.3 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2013 (in thousands):

July 1, 2013 through December 31, 2013	$162,478
2014	90,091
2015	224,928
2016	137,602
2017	131,416
Thereafter	290,369
$1,036,884
The following summarizes the activity related to notes payable for the six months ended June 30, 2013 (in thousands):

Total Notes Payable, net - December 31, 2012	$1,320,533
Proceeds from notes payable	315
Mortgage debt transferred to buyer in connection with sale of the underlying real estate	(210,545)
Principal repayments	(93,196)
Amortization of discount on notes payable, net	2,991
Write-off of premium on notes payable related to sale	1,427
Total Notes Payable, net - June 30, 2013	$1,021,525
Loan Maturities and Defaults
As of June 30, 2013, two outstanding loans the Company assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding.  The loans that matured without repayment had outstanding principal balances of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”).  Additionally, as of June 30, 2013, the Company did not meet the monthly debt service payment requirements with respect to two loans with outstanding principal balances of $13.2 million (the “Jenkins Court Mortgage Loan”), which the Company assumed pursuant to the Settlement Agreement, and $26.8 million (the “Bridgeway Technology Center Mortgage Loan”).
BOA Windsor Mortgage Portfolio Loan
The BOA Windsor Mortgage Portfolio Loan matured on October 31, 2012 and as a result of the maturity, the Company expects the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio Loan was $4.5 million as of June 30, 2013.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the Company expects the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the property securing the loan. The carrying value of the property securing the loan was $22.2 million as of June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Jenkins Court Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and has defaulted on this loan. On June 24, 2013 and August 6, 2013, the lender issued notices of default and demanded that the unpaid June 2013 and July 2013 debt service payments and other related sums be paid immediately. The lender may declare the total outstanding principal amount of $13.2 million together with any accrued interest, applicable default interest and any other interest and late charges due and payable immediately, and also may attempt to exercise certain of its rights under the loan documents, including without limitation, foreclosing on the property securing the loan. The carrying value of the property securing the Jenkins Court Mortgage Loan was $7.2 million as of June 30, 2013.
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and has defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges due and payable immediately. The lender may also attempt to exercise certain of its rights under the loan documents, including without limitation, foreclosing on the property securing the loan. The carrying value of the property securing the Bridgeway Technology Center Mortgage Loan was $23.9 million as of June 30, 2013.
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
As of June 30, 2013, the borrower under the Jenkins Court Mortgage Loan was out of debt service compliance. Such non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such non-compliance, the servicer has also imposed a “cash trap” and has the right to replace the property manager of the property. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “-Loan Maturities and Defaults - Jenkins Court Mortgage Loan.”
Additionally, as of June 30, 2013, the borrower under the BBD2 Loan, which the Company assumed pursuant to the Settlement Agreement, was alleged by the servicer to be out of debt service coverage compliance. The BBD2 Loan had an outstanding principal balance of $199.6 million. Such alleged non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such alleged non-compliance, the servicer has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of the properties securing the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

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
Real estate securities: As of June 30, 2013, the Company owned 1,919,000 shares of common stock of Gramercy with a par value of $0.001 per share, two million shares of Class B-1 non-voting common stock of Gramercy with a par value of $0.001 per share and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share. These securities are classified as available-for-sale and presented at fair value as the Company does not have the ability to sell the shares during the respective Lockout Period for those shares. The fair value measurement of these shares is based on a quoted price in an active market, adjusted for the lack of marketability during the Class B-1 Lockout Period and Class B-2 Lockout Period. The Company utilized market‑corroborated inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	June 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,879	$29,329	$25,524	$35,902	$28,846	$25,167
Financial liabilities:
Notes payable	$1,036,884	$1,021,525	$1,024,524	$1,340,310	$1,320,533	$1,315,923
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
Assets and Liabilities Recorded at Fair Value
During the six months ended June 30, 2013, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$25,592	$—	$25,592	$—
GKK Properties - contingent liability (1)	$(12,000)	$—	$—	$(12,000)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

As of June 30, 2013, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$196,549	$—	$—	$196,549
Impaired real estate - discontinued operations	$3,083	$—	$—	$3,083
As of June 30, 2013, six of the Company’s real estate properties held for investment were measured at fair value as these properties were impaired and the carrying values of the properties were adjusted to fair value. The Company estimated the fair value for its impaired real estate properties held for investment by performing a 10-year discounted cash flow analysis on five of these properties and by obtaining a third party estimate of value on one of these properties.  The table below sets forth the range of estimated capitalization rates and discount rates (generally determined based on a 10-year discounted cash flow analysis) used to estimate the fair value of these impaired real estate assets:

	Number of Properties	Range of Terminal Capitalization Rates	Range of Discount Rates
Real estate held for investment
Properties with stabilized occupancy	2	6.75% to 7.75%	7.5% to 10.0%
Properties with unstabilized occupancy	3	6.5% to 9.5%	7.75% to 10.0%
The capitalization rates selected by the Company vary on a property by property basis based upon several factors such as asset location, occupancy, lease terms and quality of the tenants in place.
Also as of June 30, 2013, 10 of the Company’s real estate properties held for sale were measured at fair value as these properties were impaired and the carrying values of the properties were adjusted to fair value. The Company determined the fair value for seven of its impaired real estate properties held for sale based on the estimated sales prices of each property less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received, which offers the Company intends to accept.  The Company estimated the fair value for the three other impaired real estate properties held for sale based on offers received less costs to sell as of June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

11.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2013 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs that were incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company in connection with the Company’s now terminated Offering and entitle the Advisor to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Legacy Partners Apartment REIT, Inc. During the six months ended June 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and 2012, respectively, and any related amounts payable as of June 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Asset management fees(1)	$2,760	$3,078	$5,491	$6,489	$—	$—
Reimbursement of operating expenses(2)	33	30	58	65	—	104
Disposition fees(3)	—	605	2,500	2,509	—	—
Additional Paid-in Capital
Selling commissions	—	—	—	262	—	—
	$2,793	$3,713	$8,049	$9,325	$—	$104
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,000 and $30,000 for the three months ended June 30, 2013 and 2012, respectively, and $58,000 and $65,000 for the six months ended June 30, 2013 and 2012, respectively. These were the only employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2013 and 2012, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$27,771	$54,485
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage debt transferred to buyer in connection with sale of the underlying real estate	$210,545	$—
Decrease in distributions payable	$—	$(8,498)
Increase in capital expenses payable	$314	$899
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$11,131

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of June 30, 2013. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including mortgage-backed securities, preferred membership interest investments and real estate securities. The GKK Properties segment excludes GKK Properties sold or held for sale but includes the remaining GKK Properties held as a result of the indirect transfers under the Settlement Agreement. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income from continuing operations (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment and the GKK Properties segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance, asset management fees and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income and income from its unconsolidated joint venture investment less loan servicing costs (if applicable), asset management fees and interest expense (if applicable). NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments, real estate-related investments and the GKK Properties and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and six months ended June 30, 2013 and 2012, and total assets and total liabilities for each reportable segment as of June 30, 2013 and December 31, 2012 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Real estate segment(1)	$22,257	$21,810	$44,608	$44,690
Real estate-related segment	818	801	1,621	2,233
GKK Properties segment(1)	35,984	34,673	71,157	69,994
Total revenues	$59,059	$57,284	$117,386	$116,917
Interest Expense:
Real estate segment(1)	$4,857	$5,860	$9,783	$11,871
Real estate-related segment	—	—	—	24
GKK Properties segment(1)	10,952	11,319	21,540	24,860
Total interest expense	$15,809	$17,179	$31,323	$36,755
NOI:
Real estate segment(1)	$6,120	$4,801	$12,229	$10,905
Real estate-related segment	765	1,497	1,516	2,615
GKK Properties segment(1)	2,929	4,304	6,854	6,954
Total NOI	$9,814	$10,602	$20,599	$20,474

	As of June 30,	As of December 31,
	2013	2012
Assets:
Real estate segment	$747,698	$784,729
Real estate-related segment	55,347	45,662
GKK Properties segment	888,827	929,703
Total segment assets	1,691,872	1,760,094
Real estate held for sale	15,277	304,226
Foreclosed real estate held for sale	21,484	26,275
Corporate-level(2)	215,847	212,960
Total assets	$1,944,480	$2,303,555
Liabilities:
Real estate segment	$424,274	$456,678
Real estate-related segment	9	—
GKK Properties segment	745,553	761,547
Total segment liabilities	1,169,836	1,218,225
Real estate held for sale	15,240	302,344
Corporate-level(3)	1,207	1,571
Total liabilities	$1,186,283	$1,522,140
_____________________
(1) Amounts include properties held for non-sale disposition but do not include properties held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $215.2 million and $212.4 million as of June 30, 2013 and December 31, 2012, respectively.
(3) As of June 30, 2013 and December 31, 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(40,885)	$(24,207)	$(29,632)	$(21,221)
General and administrative expenses	4,255	5,483	8,563	10,691
Depreciation and amortization	21,985	22,283	42,315	45,222
Gain on sale of foreclosed real estate held for sale	(161)	—	(161)	(127)
Gain on sale of real estate securities	(167)	—	(167)	(25,456)
Other interest income	(206)	(6)	(368)	(11)
Impairment charge on real estate held for investment	26,386	828	30,734	830
Provision for loan losses	—	—	—	142
Total (income) loss from discontinued operations	(1,393)	6,221	(30,685)	10,404
NOI	$9,814	$10,602	$20,599	$20,474

14.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties. The property leases have expiration dates between the remainder of 2013 and 2085 and are subject to ground leases that have expiration dates between 2014 and 2101. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating ground leases, excluding payments owed related to properties held for sale and properties held for non-sale disposition, as of June 30, 2013 were as follows (in thousands):

July 1, 2013 through December 31, 2013	$8,667
2014	17,297
2015	16,788
2016	16,319
2017	12,447
Thereafter	35,917
$107,435
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the management of the Company’s real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources. The Company is also dependent on the Property Manager for the Services under the Amended Services Agreement, including the operations, leasing and eventual dispositions of the GKK Properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
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
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceeding the outcome of which is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

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

•
Our investments in real estate and real estate loans may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real property investments could decrease, making it more difficult for us to meet our debt service obligations. Revenues from the properties and other assets directly or indirectly securing our loan investments could decrease, making it more difficult for the borrower to meet its payment obligations to us. In addition, decreases in revenues from the properties directly or indirectly securing our loan investments could result in decreased valuations for those properties, which could make it difficult for our borrowers to repay or refinance their obligations to us. These factors could make it more difficult for us to meet our debt service obligations and reduce our stockholders’ return.

•
Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to meet our debt service obligations and cash needs, reducing the value of our stockholders’ investment in us.

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

•
Certain of the loans we assumed under the Settlement Agreement matured without repayment.  As a result of the maturities, the lenders may choose to attempt to exercise certain of their rights under these loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing these loans.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).
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
As of June 30, 2013, we owned 454 real estate properties (of which eight properties were held for non-sale disposition and 23 properties were held for sale), including the GKK Properties. In addition, as of June 30, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and were held for sale.
On September 1, 2011, we, through indirect wholly owned subsidiaries (collectively, “KBS”), entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with, among other parties, GKK Stars Acquisition LLC (“GKK Stars”), the wholly owned subsidiary of Gramercy Property Trust, Inc. (“Gramercy”) that indirectly owned the Gramercy real estate portfolio, to effect the orderly transfer of certain assets and liabilities of the Gramercy real estate portfolio to KBS in satisfaction of certain debt obligations under a mezzanine loan owed by wholly owned subsidiaries of Gramercy to KBS (the “GKK Mezzanine Loan”).  The Settlement Agreement resulted in the transfer of the equity interests in certain subsidiaries of Gramercy (the “Equity Interests”) that indirectly owned or, with respect to a limited number of properties, held a leasehold interest in, 867 properties (the “GKK Properties”), consisting of 576 bank branch properties and 291 office buildings, operations centers and other properties.  As of December 15, 2011, GKK Stars had transferred all of the Equity Interests to us, giving us title to or, with respect to a limited number of GKK Properties, a leasehold interest in, 867 GKK Properties as of that date.  For a further discussion of the Settlement Agreement, the transfers of the GKK Properties and the debt related to these properties, see our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
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
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the damped pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. At the end of 2012, the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs. In 2013, the legislative and executive branches of the government were unable to negotiate a new federal budget, and the sequestration cuts began to take effect in March 2013. The cuts in government expenditures have affected each branch of government and multiple programs within each branch. These decreases in spending contributed to the slowing of U.S. economic growth in the second quarter of 2013. Increased reductions in federal government spending are scheduled in the third and fourth quarters of 2013, which has led a number of banks and economists to lower their projections for 2013 real gross domestic product growth.
With the help of an extremely accommodative Federal Reserve monetary policy, corporate America, and in particular the banking industry, has experienced improved earnings and stronger corporate finances. The U.S. dollar has remained the safe haven currency for the rest of the world, and U.S. asset prices have grown on a relative basis.
In 2012, the economic stimulus provided by certain Federal Reserve programs and an increased demand for U.S.- based assets began to fuel the U.S. commercial real estate market recovery. Transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have spurred on the recovery. Commercial real estate transaction volumes have continued to improve as the United States has become a “safe haven” for global capital. This trend has continued throughout 2013 and the U.S. commercial real estate market has gained favor as an alternative investment asset. Looking forward, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
Residential real estate markets also have benefitted from the actions of the Federal Reserve. The introduction of the latest quantitative easing (QE) program has been directly focused on the purchase of mortgage backed securities at a pace of $45 billion a month and the purchase of longer-term treasury securities at a pace of $40 billion a month. This program has successfully lowered the cost of capital available to home buyers, which in turn has led to an increase in mortgage applications and construction activity. The residential real estate market has also benefitted from the presence of institutional investors who have instituted programs focused on the purchase of single-family homes with the intent of renting these homes. This increase in demand has led to a rebound in the value of residential properties in most major metropolitan areas.
In Europe, concerns remain regarding resolution of the ongoing sovereign debt crisis. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remains a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of sovereign risks. In the wake of the crisis, some nations continue to experience an ongoing elevated cost of capital. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past 15 months, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall, despite indications of tepid recovery both in the U.S. and abroad, uncertainties abound. China’s export-based economy has slowed and Japan has recently embarked upon a large scale QE program of its own. In the United States, the Federal Reserve has begun to address the timing of the completion of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The events of the past six years have had, and will likely continue to have, a significant impact, both positive and negative, on our real estate investments. Currently, the leasing environments is highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in additional decreases in cash flows. Historically low interest rates have helped offset some of the impact of these decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have begun to increase in the anticipation of the cessation of QE.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are either directly secured by commercial real estate (e.g., deeds of trust or mortgages) or secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. In particular, the flow of capital into the U.S. real estate markets has caused the value of real estate-related investments to increase in value, which is a reversal of recent trends. The relatively high yields and the improving credit position of general U.S. tenants and borrowers have attracted global capital. The real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $31.5 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from June 30, 2013. As of June 30, 2013, we had recorded $2.2 million of reserves for loan losses related to one of our real estate-related investments.
Impact on Our Financing Activities
In light of the risks associated with volatile operating cash flows from our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which has the potential of negatively impacting the value of our investments.
As of June 30, 2013, we had a total of $843.4 million of fixed rate notes payable and $193.5 million of variable rate notes payable. Including the BOA Windsor Mortgage Portfolio Loan and the 801 Market Mortgage Loan (each defined below), we have $244.7 million of debt maturing (including principal amortization payments) during the 12 months ending June 30, 2014. The BOA Windsor Mortgage Portfolio Loan, with an outstanding principal balance of $6.1 million, matured on October 31, 2012. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. The Jenkins Court Mortgage Loan, with an outstanding principal balance of $13.2 million, matures on August 11, 2030 and is currently in default. The Bridgeway Technology Center Mortgage Loan, with an outstanding principal balance of $26.8 million, matured on August 1, 2013 and is currently in default. See the discussions of the loan maturities and defaults under “— Contractual Commitments and Contingencies — Loan Maturities and Defaults”.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are for the payment of operating expenses, capital expenditures and general and administrative expenses and to pay down debt obligations in order to refinance loans with near term maturities. To date, we have had six primary sources of capital for meeting our cash requirements:

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
We currently expect to announce an updated estimated value per share of our common stock in December 2013. Prior to or concurrent with this announcement, we expect to declare a special cash distribution to all stockholders.
The amount of the distribution will take into account the cash on hand in December, which will reflect refinancings, the repayment of certain of our debt obligations, capital expenditures and other potential cash needs through the remainder of 2013, as well as the proceeds from any asset sales that may occur during the balance of the year. Prospectively, we intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
We expect that this special distribution will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. Such distribution will also reduce our estimated value per share and this reduction will be reflected in our December 2013 updated estimated value per share. Additionally, we currently expect to make a determination regarding special distributions concurrent with our future announcements of the estimated value per share of our common stock. We expect that these special distributions will also constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes and that such distributions will also reduce our estimated value per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2013, our real estate held for investment, excluding eight GKK Properties held for non-sale disposition, was 85% occupied and our bad debt reserve was approximately 4% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate‑related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of June 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the six months ended June 30, 2013, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments and cash on hand. We believe that potential proceeds from the sale of real estate, cash flows from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for 2013.
Cash Flows from Operating Activities
As of June 30, 2013, we owned 454 real estate properties (of which eight properties were held for non-sale disposition and 23 properties were held for sale), including the GKK Properties. In addition, as of June 30, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and held for sale.
During the six months ended June 30, 2013, net cash used in operating activities was $0.3 million, compared to $12.8 million of net cash provided by operating activities during the six months ended June 30, 2012. Net cash from operations decreased in 2013 primarily due to the sale of real estate properties.
Cash Flows from Investing Activities
Net cash provided by investing activities was $80.4 million for the six months ended June 30, 2013. The significant sources and uses of cash from investing activities were as follows:

•	$84.6 million of cash provided from the sale of real estate;

•	$11.6 million of cash used for improvements to real estate;

•	$5.0 million of cash provided from the sale of foreclosed real estate held for sale; and

•	$2.1 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $90.0 million for the six months ended June 30, 2013. The significant uses of cash for financing activities were as follows:

•	$92.9 million of net cash used for the repayment of debt as a result of $93.2 million of principal payments on notes payable, partially offset by proceeds from notes payable of $0.3 million;

•	$6.0 million decrease in restricted cash used for debt service obligations; and

•	$3.1 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and during our offering we made certain payments to our dealer manager. We also reimburse the advisor and dealer manager for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us.
As of June 30, 2013, we had $244.6 million of cash and cash equivalents.
As of June 30, 2013, our borrowings and other liabilities were approximately 54% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$405,580	$88,864	$254,516	$62,200	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$631,304	$73,614	$60,503	$206,818	$290,369
Interest payments on outstanding debt obligations related to historical portfolio(3)	$25,343	$7,523	$15,005	$2,815	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$242,335	$20,943	$66,211	$54,469	$100,712
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$107,435	$8,667	$34,085	$28,766	$35,917
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of June 30, 2013.
(2) Included in the “Remainder of 2013” payment column are the outstanding principal balances of the 801 Market Street Mortgage Loan of $37.6 million, the BOA Windsor Mortgage Portfolio Loan of $6.1 million and the Bridgeway Technology Center Mortgage Loan of $26.8 million, which matured on February 1, 2013, October 31, 2012 and August 1, 2013, respectively, without repayment. See “— Loan Maturities and Defaults” below.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of June 30, 2013. We incurred interest expense of $29.7 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $1.6 million, during the six months ended June 30, 2013.
Loan Maturities and Defaults
As of June 30, 2013, two outstanding loans we assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding.  The loans that matured without repayment had outstanding principal balances of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”).  Additionally, as of June 30, 2013, we did not meet the monthly debt service payment requirements with respect to two loans with outstanding principal balances of $13.2 million (the “Jenkins Court Mortgage Loan”), which we assumed pursuant to the Settlement Agreement, and $26.8 million (the “Bridgeway Technology Center Mortgage Loan”).
BOA Windsor Mortgage Portfolio Loan
The BOA Windsor Mortgage Portfolio Loan matured on October 31, 2012 and as a result of the maturity, we expect the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the properties securing the loan.  The carrying value of the properties securing the BOA Windsor Mortgage Portfolio Loan was $4.5 million as of June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, we expect the lender to attempt to exercise certain of its rights under the loan and security documents, including without limitation, requiring the repayment of principal outstanding or foreclosing on the property securing the loan. The carrying value of the property securing the loan was $22.2 million as of June 30, 2013.
Jenkins Court Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and have defaulted on this loan. On June 24, 2013 and August 6, 2013, the lender issued notices of default and demanded that the unpaid June 2013 and July 2013 debt service payments and other related sums be paid immediately. The lender may declare the total outstanding principal amount of $13.2 million together with any accrued interest, applicable default interest and any other interest and late charges due and payable immediately, and also may attempt to exercise certain of its rights under the loan documents, including without limitation, foreclosing on the property securing the loan. The carrying value of the property securing the Jenkins Court Mortgage Loan was $7.2 million as of June 30, 2013.
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and have defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges due and payable immediately. The lender may also attempt to exercise certain of its rights under the loan documents, including without limitation, foreclosing on the property securing the loan. The carrying value of the property securing the Bridgeway Technology Center Mortgage Loan was $23.9 million as of June 30, 2013.
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
As of June 30, 2013, the borrower under the Jenkins Court Mortgage Loan, which we assumed pursuant to the Settlement Agreement, was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such non-compliance, the servicer has imposed a “cash trap” and has the right to replace the property manager of the property. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “-Loan Maturities and Defaults - Jenkins Court Mortgage Loan.”
Additionally, as of June 30, 2013, the borrower under the “BBD2 Loan,” which we assumed pursuant to the Settlement Agreement, was alleged by the servicer to be out of debt service coverage compliance. As of June 30, 2013, the BBD2 Loan had an outstanding principal balance of $199.6 million. Such alleged non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such alleged non-compliance, the servicer has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan. We are currently taking legal action against the servicer as we believe that the loan servicer failed to follow the terms of the loan agreement by miscalculating the operating income and expenses of the properties and the miscalculation led the servicer to incorrectly determine that the debt service ratio had fallen below the designated targets and caused the “cash trap” to be triggered.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As compensation for the Services, we agreed to pay to the Property Manager: (i) an annual fee of $12.0 million plus all GKK Property-related expenses incurred by the Property Manager and (ii) subject to certain terms and conditions contained in the Services Agreement, participation interests in the amounts by which the net sales value of all of our properties sold plus the value of the our remaining net assets exceed certain threshold amounts, which participation will equal not less than $3.5 million and not more than $12.0 million, measured on a date as determined pursuant to the terms of the Services Agreement.
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
Results of Operations
Overview
As of June 30, 2012, we owned 828 real estate properties, four real estate loans receivable, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to June 30, 2012, we sold two industrial properties, two office properties and 219 GKK Properties; terminated the leases of five properties in which we held a leasehold interest; sold two retail spaces from the 10-story condominium building; and designated 23 properties as held for sale. Additionally, we transferred 145 GKK Properties, which were security under the Goldman Mortgage Loan, and another GKK Property, which was security under the One Citizens Mortgage Loan, to the respective lenders in exchange for our release from the debt outstanding and other obligations related to, these mortgage loans. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of June 30, 2013, we owned 454 real estate properties, including eight GKK Properties held for non-sale disposition and 23 properties (all of which were GKK Properties) classified as held for sale. Also, as of June 30, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and held for sale. Our results of operations for the three and six months ended June 30, 2013 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity, to the extent the disposed properties were not considered held for sale as of June 30, 2013. The results of operations for properties sold or held for sale are reclassified as discontinued operations for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012
The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2013	2012
Rental income	$43,503	$41,611	$1,892	5%	$1,264	$628
Tenant reimbursements	13,734	13,886	(152)	(1)%	36	(188)
Interest income from real estate loans receivable	818	786	32	4%	N/A	N/A
Interest income from real estate securities	—	15	(15)	(100)%	N/A	N/A
Parking revenues and other operating income	1,004	986	18	2%	11	7
Operating, maintenance and management costs	22,959	20,045	2,914	15%	2,648	266
Real estate taxes, property-related taxes and insurance	7,717	7,454	263	4%	399	(136)
Asset management fees to affiliate	2,760	2,754	6	—%	3	3
General and administrative expenses	4,255	5,483	(1,228)	(22)%	(1,073)	(155)
Depreciation and amortization expense	21,985	22,283	(298)	(1)%	442	(740)
Interest expense	15,809	17,179	(1,370)	(8)%	(367)	(1,003)
Impairment charge on real estate held for investment	26,386	828	25,558	3,087%	1,127	24,431
Gain on sales of foreclosed real estate held for sale	161	—	161	100%	N/A	N/A
Gain on sales of real estate securities	167	—	167	100%	167	—
Income from unconsolidated joint venture	—	750	(750)	(100)%	N/A	N/A
Gain on sales of real estate, net	3,050	4,570	(1,520)	(33)%	577	(2,097)
Income (loss) from discontinued operations	213	(700)	913	(130)%	1,852	(939)
Impairment charge on discontinued operations	(1,870)	(10,091)	8,221	(81)%	5,131	3,090
Rental income from our real estate properties increased by $1.9 million primarily due to a net decrease in above-market in-place lease amortization for the three months ended June 30, 2013 resulting from tenant lease expirations and early tenant lease renewals subsequent to June 30, 2012. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $0.2 million primarily due to the reset of tenant base years and lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties in our historical real estate portfolio. Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest income from real estate loans receivable remained constant at approximately $0.8 million for the three months ended June 30, 2013 and 2012. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate-related investments. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.

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
Property operating, maintenance and management costs from our real estate properties increased by $2.9 million, as a result of an increase of $2.6 million primarily due to repair and maintenance costs and utility expenses related to the GKK Properties. Excluding the GKK Properties, property operating, maintenance and management costs increased by $0.3 million primarily due to an increase in repair and maintenance costs. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased from $7.5 million during the three months ended June 30, 2012 to $7.7 million during the three months ended June 30, 2013. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees remained constant at approximately $2.8 million for the three months ended June 30, 2013 and 2012.
General and administrative expenses decreased by $1.2 million primarily due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $0.3 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations subsequent to June 30, 2012. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $1.4 million, as a result of a decrease of $0.4 million related to debt secured by the GKK Properties and a decrease of $1.0 related to debt secured by our historical real estate portfolio. The decrease in interest expense related to the GKK Properties was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to June 30, 2012, including the repayment of the repurchase agreements that were secured by our GKK Properties-related investment. Excluding debt secured by the GKK Properties, interest expense decreased by $1.0 million primarily due to an overall decrease to the average loan balance and a lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $1.5 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales, dispositions other than by sale and principal paydowns.
During the three months ended June 30, 2013, we recognized an impairment charge on real estate held for investment of $26.4 million with respect to six properties (including one GKK Property). We recognized an impairment charge of $0.8 million on real estate held for investment during the three months ended June 30, 2012 with respect to an industrial property. The estimated value per share of our common stock does not take into account impairments recognized during the three months ended June 30, 2013. For more information, see Part II, Item 1A “Risk Factors” herein.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We recognized a gain on sale of real estate of $3.1 million related to the dispositions of 16 GKK Properties during the three months ended June 30, 2013. During the three months ended June 30, 2012, we recognized a gain on sale of real estate of $4.6 million related to the disposition of one office property, one industrial property and 42 GKK Properties.
Income (loss) from discontinued operations for the three months ended June 30, 2013 increased by $0.9 million compared to the three months ended June 30, 2012.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of June 30, 2013. During the three months ended June 30, 2013, we sold 16 GKK Properties and designated 23 GKK Properties as held for sale. We sold one office property, one industrial property and 42 GKK Properties during the three months ended June 30, 2012. Total revenues and other income from discontinued operations decreased from $51.0 million during the three months ended June 30, 2012 to $1.6 million during the three months ended June 30, 2013.  Total expenses from discontinued operations decreased from $51.7 million during the three months ended June 30, 2012 to $1.4 million during the three months ended June 30, 2013.
During the three months ended June 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $1.9 million with respect to 10 GKK Properties held for sale or sold during the three months ended June 30, 2013. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the three months ended June 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $10.1 million with respect to one office property, one industrial property and 54 GKK Properties held for sale or sold during the three months ended June 30, 2012.
Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012
The following table provides summary information about our results of operations for the six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2013	2012
Rental income	$86,423	$85,114	$1,309	2%	$1,303	$6
Tenant reimbursements	27,039	27,780	(741)	(3)%	(497)	(244)
Interest income from real estate loans receivable	1,621	1,555	66	4%	N/A	N/A
Interest income from real estate securities	—	678	(678)	(100)%	N/A	N/A
Parking revenues and other operating income	2,303	1,790	513	29%	356	157
Operating, maintenance and management costs	44,187	39,249	4,938	13%	4,250	688
Real estate taxes, property-related taxes and insurance	15,786	15,446	340	2%	336	4
Asset management fees to affiliate	5,491	5,743	(252)	(4)%	(5)	(247)
General and administrative expenses	8,563	10,691	(2,128)	(20)%	(1,096)	(1,032)
Depreciation and amortization expense	42,315	45,222	(2,907)	(6)%	(1,460)	(1,447)
Interest expense	31,323	36,755	(5,432)	(15)%	(3,320)	(2,112)
Impairment charge on real estate held for investment	30,734	830	29,904	3,603%	1,476	28,428
Provision for loan losses	—	142	(142)	(100)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	161	127	34	27%	N/A	N/A
Gain on sales of real estate securities	167	25,456	(25,289)	(99)%	167	(25,456)
Income from unconsolidated joint venture	—	750	(750)	(100)%	N/A	N/A
Gain on sales of real estate, net	31,073	5,721	25,352	443%	28,278	(2,926)
Income from discontinued operations	2,410	957	1,453	152%	2,757	(1,304)
Impairment charge on discontinued operations	(2,798)	(17,082)	14,284	(84)%	6,790	7,494
Rental income from our real estate properties increased by $1.3 million primarily due to a net decrease of above-market in-place lease amortization for the six months ended June 30, 2013 resulting from tenant lease expirations and early tenant lease renewals subsequent to June 30, 2012. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio and the factors discussed above under “— Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant reimbursements from our real estate properties decreased by $0.7 million primarily due to the reset of tenant base years and lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors discussed above under “— Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012.”
Interest income from real estate loans receivable remained constant at approximately $1.6 million for the six months ended June 30, 2013 and 2012. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate-related investments. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.
Please see “— Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.
Interest income from real estate securities was $0.7 million during the six months ended June 30, 2012. During the six months ended June 30, 2012, we sold the fixed rate securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.  We did not own any interest-bearing real estate securities during the six months ended June 30, 2013. During the six months ended June 30, 2013, we sold 81,000 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $0.2 million.
Property operating, maintenance and management costs from our real estate properties increased by $4.9 million, as a result of an increase of $4.2 million primarily due to repair and maintenance costs, utility expenses and bad debt expenses related to the GKK Properties. Excluding the GKK Properties, property operating, maintenance and management costs increased by $0.7 million primarily due to an increase in repair and maintenance costs and higher snow removal costs. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased from $15.4 million during the six months ended June 30, 2012 to $15.8 million during the six months ended June 30, 2013. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees decreased from $5.7 million during the six months ended June 30, 2012 to $5.5 million during the six months ended June 30, 2013 due to the dispositions of real estate-related investments and the exclusion of an impaired real estate loan receivable from our asset management fee calculation beginning in March 2012.
General and administrative expenses decreased by $2.1 million primarily due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $2.9 million, as a result of a decrease of $1.5 million related to the GKK Properties and a decrease of $1.4 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $5.4 million primarily due to a decrease of $3.3 million related to debt secured by the GKK Properties. The decrease in interest expense related to the GKK Properties was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to June 30, 2012, including the repayment of the repurchase agreements that were secured by our GKK Properties-related investment. Excluding debt secured by the GKK Properties, interest expense decreased by $2.1 million primarily due to an overall decrease to the average loan balance and lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $3.7 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale and principal paydowns.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six months ended June 30, 2013, we recognized an impairment charge on real estate held for investment of $30.7 million with respect to seven properties (including two GKK Properties, one of which was held for non-sale disposition), to reduce the book values of the real estate to their estimated fair values. We recognized an impairment charge of $0.8 million on real estate held for investment during the six months ended June 30, 2012 with respect to an industrial property. The estimated value per share of our common stock does not take into account impairments recognized during the six months ended June 30, 2013. For more information, see Part II, Item 1A “Risk Factors” herein.
We recognized a gain on sale of real estate of $31.1 million related to the disposition of 86 GKK Properties during the six months ended June 30, 2013. During the six months ended June 30, 2012, we recognized a gain on sale of real estate of $5.7 million related to the disposition of four office properties, one industrial property and 57 GKK Properties.
Income from discontinued operations for the six months ended June 30, 2013 increased by $1.5 million compared to the six months ended June 30, 2012.  Income from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of June 30, 2013. During the six months ended June 30, 2013, we sold 86 GKK Properties and designated 23 GKK Properties as held for sale. We sold four office properties, one industrial property and 57 GKK Properties during the six months ended June 30, 2012. Total revenues and other income from discontinued operations decreased from $103.4 million during the six months ended June 30, 2012 to $10.6 million during the six months ended June 30, 2013.  Total expenses from discontinued operations decreased from $102.5 million during the six months ended June 30, 2012 to $8.2 million during the six months ended June 30, 2013.
During the six months ended June 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $2.8 million with respect to 23 GKK Properties held for sale or sold during the six months ended June 30, 2013. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the six months ended June 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $17.1 million with respect to three office properties, one industrial property and 62 GKK Properties.
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
Although MFFO includes other adjustments, the exclusion of straight-line rent and the amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, and also provide investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period; and

•
Net Amortization of discounts and premiums on mortgage loans related to the GKK Properties.  Discounts and premiums on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of discounts and premiums related to the debt assumed in connection with the Settlement Agreement in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of discounts and premiums has no ongoing economic impact on our operations.  The debt assumed related to the GKK Properties was marked to market as of the date we entered into Settlement Agreement, which resulted in discounts and premiums related to the debt assumed.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2013 and 2012, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(40,885)	$(24,207)	$(29,632)	$(21,221)
Depreciation of real estate assets	11,727	12,131	23,406	24,164
Depreciation of real estate assets - discontinued operations	4	6,089	32	13,506
Amortization of lease-related costs	10,258	10,152	18,909	21,058
Amortization of lease-related costs - discontinued operations	2	9,647	24	17,055
Impairment charges on real estate	26,386	828	30,734	830
Impairment charges on real estate - discontinued operations	1,870	10,091	2,798	17,082
Gain on sale of foreclosed real estate held for sale	(161)	—	(161)	(127)
Gain on sale of real estate, net	(3,050)	(4,570)	(31,073)	(5,721)
Gain on sale of real estate securities	(167)	—	(167)	(25,456)
FFO	5,984	20,161	14,870	41,170
Straight-line rent and amortization of above- and below-market leases	(4,879)	(5,526)	(9,859)	(13,163)
Amortization of discounts and closing costs on real estate loans receivable	(257)	(197)	(506)	(138)
Impairment charges on real estate loans receivable	—	—	—	142
Net amortization of discount and premium on mortgage loans related to the GKK Properties	576	(172)	2,991	736
MFFO	$1,424	$14,266	$7,496	$28,747
FFO and MFFO also may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to (i) maintain liquidity, (ii) fund the financing and refinancing of our real estate investment portfolio, and (iii) fund operations and payments on the debt assumed in connection with the Settlement Agreement. We are also exposed to the effects of changes in interest rates as a result of our investments in mortgage, mezzanine and other loans and investments in real estate-related assets. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest‑earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the overall returns to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2013, the fair value and book value of our fixed rate real estate loans receivable were $25.5 million and $29.3 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral‑dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2013, the fair value of our fixed rate debt was $829.8 million and the carrying value of our fixed rate debt was $843.4 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on our $193.5 million of variable rate debt outstanding. Based on interest rates as of June 30, 2013, if interest rates are 100 basis points higher during the 12 months ending June 30, 2014, interest expense on our variable rate debt outstanding would increase by approximately $1.8 million. As of June 30, 2013, one-month LIBOR was 0.19465% and if this index was reduced to 0% during the 12 months ending June 30, 2014, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of June 30, 2013 was 10.4%. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2013, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2013 were 6.4% and 2.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2013, using interest rate indices as of June 30, 2013, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013.
The estimated value of our common stock does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $5.18 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2012. The estimated value does not take into account how developments subsequent to December 18, 2012 have affected the value of our investments. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2012, including:

•
asset sales and potential future asset sales at values different from those determined in our valuation as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets, including the impairments recognized for the six months ended June 30, 2013 with respect to our real estate investments;

•	any impairments we may recognize with respect to certain of our real estate-related investments;

•	any increases in value of any of our real estate or real estate-related investments;

•	any disruptions in the real estate and financial markets or general economic conditions;

•
any inability to successfully operate and/or sell the GKK Properties or a downturn in the banking industry, given current economic conditions and the concentration of the GKK Properties in the financial services sector; or

•	any inability to meet our existing debt service obligations, or to repay or refinance such obligations on attractive terms or at all at or prior to maturity.
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

If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.
The only redemptions we made under the share redemption program during the six months ended June 30, 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the six months ended June 30, 2013, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program with proceeds from the sale of properties in 2013 and 2012.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the six months ended June 30, 2013, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	141,953	$5.18	(2)	(3)
February 2013	38,146	$5.18	(2)	(3)
March 2013	116,598	$5.18	(2)	(3)
April 2013	108,108	$5.18	(2)	(3)
May 2013	80,634	$5.18	(2)	(3)
June 2013	110,574	$5.18	(2)	(3)
Total	596,013
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the six months ended June 30, 2013, we redeemed $3.1 million of shares of common stock. The only redemptions we made under our share redemption program during the six months ended June 30, 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the six months ended June 30, 2013, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. Based on the redemption limitations described above and redemptions through June 30, 2013, we may redeem up to $6.9 million of shares that meet the requirements for these special redemptions for the remainder of 2013.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	August 9, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 9, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)