Form 10-Q
period 2013-09-30
KBS Real Estate Investment Trust, Inc.
filed 2013-11-08
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2013, there were 189,914,297 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate held for investment:
Land	$309,108	$316,688
Buildings and improvements	1,021,378	1,061,721
Tenant origination and absorption costs	112,578	126,624
Total real estate held for investment, at cost and net of impairment charges	1,443,064	1,505,033
Less accumulated depreciation and amortization	(172,235)	(163,121)
Total real estate held for investment, net	1,270,829	1,341,912
Real estate held for sale, net	102,832	406,922
Foreclosed real estate held for sale	21,499	26,275
Total real estate, net	1,395,160	1,775,109
Real estate loans receivable, net	29,575	28,846
Real estate securities	19,261	16,411
Total real estate and real estate-related investments, net	1,443,996	1,820,366
Cash and cash equivalents	214,764	254,578
Restricted cash	105,284	112,916
Rents and other receivables, net	42,716	45,028
Above-market leases, net	28,360	31,743
Assets related to real estate held for sale	7,206	9,084
Deferred financing costs, prepaid expenses and other assets	26,768	29,840
Total assets	$1,869,094	$2,303,555
Liabilities and equity
Notes payable:
Notes payable	$944,535	$1,010,868
Notes payable related to real estate held for sale	30,196	309,665
Total notes payable	974,731	1,320,533
Accounts payable and accrued liabilities	41,092	40,506
Due to affiliates	—	104
Below-market leases, net	56,963	66,874
Liabilities related to real estate held for sale	4,836	37,206
Other liabilities	53,432	56,917
Total liabilities	1,131,054	1,522,140
Commitments and contingencies (Note 14)
Redeemable common stock	4,885	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 190,073,507 and 191,061,016 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,901	1,911
Additional paid-in capital	1,677,732	1,677,725
Cumulative distributions and net losses	(953,948)	(909,401)
Accumulated other comprehensive income	7,470	1,180
Total stockholders’ equity	733,155	771,415
Total liabilities and stockholders’ equity	$1,869,094	$2,303,555
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$40,908	$40,200	$121,878	$120,029
Tenant reimbursements	12,134	13,817	38,489	41,035
Interest income from real estate loans receivable	824	736	2,445	2,291
Interest income from real estate securities	—	10	—	689
Parking revenues and other operating income	903	891	3,191	2,668
Total revenues	54,769	55,654	166,003	166,712
Expenses:
Operating, maintenance, and management	20,594	20,040	63,305	57,890
Real estate taxes, property-related taxes, and insurance	7,077	6,819	22,002	21,529
Asset management fees to affiliate	2,610	2,608	7,738	7,989
General and administrative expenses	4,099	5,521	12,661	16,210
Depreciation and amortization	19,264	20,123	58,487	62,210
Interest expense	15,949	16,792	46,471	52,557
Impairment charge on real estate held for investment	1,840	2,594	31,394	3,422
Provision for loan losses	—	—	—	142
Total expenses	71,433	74,497	242,058	221,949
Other income
Gain on sales of real estate securities (includes $25.2 million of unrealized gains on real estate securities reclassified from accumulated other comprehensive income during the nine months ended September 30, 2012)	2,626	—	2,793	25,456
Gain on sales of foreclosed real estate held for sale	—	—	161	127
Income from unconsolidated joint venture	—	—	—	750
Other interest income	127	9	495	20
Total other income	2,753	9	3,449	26,353
Loss from continuing operations	(13,911)	(18,834)	(72,606)	(28,884)
Discontinued operations:
Gain on sales of real estate, net	858	2,060	31,931	7,781
(Loss) income from discontinued operations	(443)	569	1,525	761
Impairment charges on discontinued operations	(1,419)	(11,487)	(5,397)	(28,569)
Gain from extinguishment of debt	—	10,980	—	10,980
Total (loss) gain from discontinued operations	(1,004)	2,122	28,059	(9,047)
Net loss	(14,915)	(16,712)	(44,547)	(37,931)
Basic and diluted (loss) income per common share:
Continuing operations	(0.07)	(0.10)	(0.38)	(0.15)
Discontinued operations	(0.01)	0.01	0.15	(0.05)
Net loss per common share	$(0.08)	$(0.09)	$(0.23)	$(0.20)
Weighted-average number of common shares outstanding, basic and diluted	190,306,682	191,571,844	190,637,814	191,657,587
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(14,915)	$(16,712)	$(44,547)	$(37,931)
Other comprehensive (loss) income
Reclassification of realized gain on real estate securities	(2,663)	—	(2,832)	(25,240)
Unrealized (loss) gain on real estate securities	(550)	—	9,008	—
Unrealized gains on derivative instruments	—	197	114	1,169
Total other comprehensive (loss) income	(3,213)	197	6,290	(24,071)
Total comprehensive loss	(18,128)	(16,515)	(38,257)	(62,002)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Nine Months Ended September 30, 2013 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881
Net loss	—	—	—	(43,142)	—	(43,142)
Other comprehensive loss	—	—	—	—	(22,598)	(22,598)
Issuance of common stock	1,713,996	17	11,114	—	—	11,131
Redemptions of common stock	(1,384,513)	(13)	(7,715)	—	—	(7,728)
Transfers from redeemable common stock	—	—	35,376	—	—	35,376
Distributions declared	—	—	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)
Other offering costs	—	—	(16)	—	—	(16)
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net loss	—	—	—	(44,547)	—	(44,547)
Other comprehensive income	—	—	—	—	6,290	6,290
Redemptions of common stock	(987,509)	(10)	(5,108)	—	—	(5,118)
Transfers from redeemable common stock	—	—	5,115	—	—	5,115
Balance, September 30, 2013	190,073,507	$1,901	$1,677,732	$(953,948)	$7,470	$733,155
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(44,547)	$(37,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	58,487	62,210
Discontinued operations	4,839	45,878
Impairment charge on real estate - continuing operations	31,394	3,422
Impairment charges on real estate - discontinued operations	5,397	28,569
Noncash interest income on real estate-related investments	(763)	(276)
Change in provision for loan losses	—	84
Deferred rent	(3,660)	(5,167)
Bad debt expense	1,271	(1)
Amortization of deferred financing costs	709	6,024
Amortization of above- and below-market leases, net	(9,160)	(13,988)
Gain on sales of foreclosed real estate held for sale	(161)	(127)
Gain on sales of real estate, net	(31,931)	(7,781)
Gain on sales of real estate securities	(2,793)	(25,456)
Gain on extinguishment of debt	—	(10,980)
Amortization of discount and premium on notes payable, net	3,563	512
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(382)	(19,299)
Rents and other receivables	5,137	537
Prepaid expenses and other assets	(3,459)	(958)
Accounts payable and accrued liabilities	2,657	7,212
Due to affiliates	(104)	—
Other liabilities	(3,599)	(10,069)
Net cash provided by operating activities	12,895	22,415
Cash Flows from Investing Activities:
Improvements to real estate	(15,761)	(15,599)
Proceeds from sales of real estate, net	92,451	345,941
Proceeds from sales of foreclosed real estate held for sale	4,937	2,721
Proceeds from sale of real estate loans receivable	—	16,830
Principal repayments on real estate loans receivable	34	7
Extension fees related to real estate loans receivable	—	103
Proceeds from sale of real estate securities	6,119	46,214
Purchases of pledged securities	—	(1,833)
Maturities of pledged securities	—	5,139
Net change in restricted cash for capital expenditures	3,320	(2,856)
Net cash provided by investing activities	91,100	396,667
Cash Flows from Financing Activities:
Proceeds from notes payable	475	159,197
Principal payments on notes payable	(143,860)	(363,246)
Principal payments on repurchase agreements	—	(149,657)
Net change in restricted cash for debt service obligations	4,694	(6,988)
Payments of deferred financing costs	—	(2,636)
Payments to redeem common stock	(5,118)	(6,641)
Payments of commissions on stock issuances and other offering costs	—	(278)
Distributions paid to common stockholders	—	(13,594)
Net cash used in financing activities	(143,809)	(383,843)
Net (decrease) increase in cash and cash equivalents	(39,814)	35,239
Cash and cash equivalents, beginning of period	254,578	53,991
Cash and cash equivalents, end of period	$214,764	$89,230
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2013, the Company owned 438 real estate properties (of which eight properties were held for non-sale disposition and 23 properties were held for sale), including the GKK Properties (defined below). In addition, as of September 30, 2013, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by the Company and are held for sale.
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
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2014. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of September 30, 2013, the Company had redeemed 9,362,073 of the shares sold in the Offering for $75.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
September 30, 2013
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2012, the Company had classified 108 GKK Properties as held for sale and reclassified one property that was previously held for sale to held for investment. During the nine months ended September 30, 2013, the Company disposed of 101 properties (all of which were GKK Properties), some of which were held for sale as of December 31, 2012. As of September 30, 2013, the Company had classified 23 properties (of which 21 were GKK Properties) as held for sale. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during the period ended September 30, 2013, as discontinued operations for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2013 and 2012, respectively.
Distributions declared per common share were $0.085 for the nine months ended September 30, 2012. Distributions declared per common share assumed the share was issued and outstanding each day from January 1, 2012 through February 28, 2012. Distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the period from January 1, 2012 through February 28, 2012 was a record date for distributions. The Company’s board of directors did not declare distributions for the nine months ended September 30, 2013.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2013, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 10.6 million rentable square feet and was 85% occupied. These properties are located in 30 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.6 million rentable square feet related to the GKK Properties held for investment, which were 82% occupied as of September 30, 2013. In addition to the properties discussed in the preceding sentences, the Company owned one industrial property and seven GKK Properties encompassing approximately 0.8 million rentable square feet that were held for non-sale disposition as of September 30, 2013, see “—Real Estate Held for Non-Sale Disposition” below.
The following table summarizes the Company’s investments in real estate as of September 30, 2013 and December 31, 2012 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of September 30, 2013:
Office	$82,880	$473,194	$10,357	$566,431
Industrial	22,154	102,757	5,219	130,130
GKK Properties	204,074	445,427	97,002	746,503
Real estate held for investment, at cost and net of impairment charges (1)	$309,108	$1,021,378	$112,578	$1,443,064
Accumulated depreciation/amortization	—	(132,517)	(39,718)	(172,235)
Real estate held for investment, net	$309,108	$888,861	$72,860	$1,270,829
As of December 31, 2012:
Office	$88,389	$506,492	$19,241	$614,122
Industrial	24,194	109,695	5,261	139,150
GKK Properties	204,105	445,534	102,122	751,761
Real estate held for investment, at cost and net of impairment charges	$316,688	$1,061,721	$126,624	$1,505,033
Accumulated depreciation/amortization	—	(124,057)	(39,064)	(163,121)
Real estate held for investment, net	$316,688	$937,664	$87,560	$1,341,912
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2013, the Company’s leases, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.4 years with a weighted-average remaining term of 5.6 years. As of September 30, 2013, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.4 years with a weighted-average remaining term of 6.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of September 30, 2013, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2013 through 2016. As of September 30, 2013, the Company has already been notified that 33,000 square feet will be shed during the remainder of 2013, pursuant to these provisions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.6 million and $3.6 million as of September 30, 2013 and December 31, 2012, respectively.
During the nine months ended September 30, 2013 and 2012, the Company recognized deferred rent from tenants of $3.7 million and $3.8 million, respectively. These excess amounts for the nine months ended September 30, 2013 and 2012 were net of $0.8 million and $0.3 million of lease incentive amortization, respectively. As of September 30, 2013 and December 31, 2012, the cumulative deferred rent balance was $29.8 million and $22.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $7.5 million and $5.0 million of unamortized lease incentives as of September 30, 2013 and December 31, 2012, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of September 30, 2013 for the years ending December 31 is as follows (in thousands):

October 1, 2013 through December 31, 2013	$34,003
2014	130,701
2015	121,440
2016	114,594
2017	101,456
Thereafter	323,050
$825,244

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

As of September 30, 2013, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent), excluding properties held for non-sale disposition, was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	68	$63,051	44.7%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of September 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2013, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of September 30, 2013, the Company had a bad debt expense reserve of $5.6 million, which represents approximately 4% of its annualized base rent. The Company’s bad debt expense reserve included $5.6 million related to the GKK Properties. During the nine months ended September 30, 2013, the Company recorded bad debt expense related to its tenant receivables of $0.8 million. During the nine months ended September 30, 2012, the Company reduced its bad debt expense reserve and recorded a net recovery of bad debt expense related to its tenant receivables of $0.1 million.
As of September 30, 2013, the Company had a concentration of credit risk related to leases, excluding properties held for non-sale disposition, with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent (1)	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,276,525	31.0%	$28,821	20.4%	$8.80	(3)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of September 30, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) As of September 30, 2013, lease expiration dates ranged from the remainder of 2013 through 2026 with a weighted-average remaining term of 6.5 years. Additionally, as of September 30, 2013, some of Bank of America’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2013 to 2016. The Company has already been notified that 33,000 square feet will be shed during the remainder of 2013, pursuant to these provisions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Bank of America Corporation is the guarantor of various leases that its subsidiary, Bank of America, N.A., has with the Company. The condensed consolidated financial information of Bank of America Corporation has been included herein because of the significant credit concentration the Company has with this guarantor. Bank of America Corporation currently files its financial statements in reports filed with the SEC, and the following unaudited summary financial data regarding Bank of America Corporation is taken from its previously filed public reports. For more detailed financial information regarding Bank of America Corporation, please refer to its financial statements, which are publicly available with the SEC at http:// www.sec.gov.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$21,530	$20,428	$67,454	$64,674
Income before income taxes	4,845	1,110	12,327	4,976
Net income	2,497	340	7,992	3,456

	As of
	September 30, 2013	December 31, 2012
Consolidated Balance Sheets (in millions)
Total assets	$2,126,653	$2,209,974
Total liabilities	1,894,371	1,973,018
Total shareholders’ equity	232,282	236,956
Geographic Concentration Risk
As of September 30, 2013, the Company’s net investments in real estate in North Carolina, excluding properties held for non-sale disposition, represented 11.3% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
Due to changes in cash flow estimates, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values.  During the three and nine months ended September 30, 2013, the Company recorded impairment charges of $1.8 million with respect to one GKK Property and $31.4 million with respect to six properties (including two GKK Properties and one historical property held for non-sale disposition), respectively.  Included in Company’s impairment charges during the nine months ended September 30, 2013 was a $19.5 million impairment charge to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. The Company also revised its projections to address various deferred maintenance issues and other building system upgrades and replacements.  See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Real Estate Held for Non-Sale Disposition
As of September 30, 2013, the Company owned one industrial property and seven GKK Properties that were held for non-sale disposition. These properties were security for the Bridgeway Technology Center Mortgage Loan, BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), each of which was in default as of September 30, 2013.  In the event the Company relinquishes the assets that are security for these loans to the respective lenders, the Company would record a gain on extinguishment of debt equal to the difference between the carrying amount of the debt and the carrying amount of the collateral. For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable”.  The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues related to real estate held for non-sale disposition
Total revenues	$3,343	$3,326	$10,394	$10,316
Expenses related to real estate held for non-sale disposition
Operating expenses	4,050	3,061	11,669	8,606
Impairment charge	—	1,612	6,614	1,612
Depreciation and amortization	712	1,361	2,136	4,577
Total expenses related to real estate held for non-sale disposition	4,762	6,034	20,419	14,795
Net loss related to real estate held for non-sale disposition	$(1,419)	$(2,708)	$(10,025)	$(4,479)
The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$62,213	$71,321
Accumulated depreciation and amortization	(4,937)	(5,627)
Real estate held for non-sale disposition, net	57,276	65,694
Restricted cash	10,752	7,033
Above-market leases, net	546	725
Other assets	4,293	3,887
Total assets	$72,867	$77,339
Liabilities related to real estate held for non-sale disposition
Notes payable	79,273	79,319
Accounts payable and accrued liabilities	7,870	2,523
Below-market leases, net	673	809
Other liabilities	697	642
Total liabilities	$88,513	$83,293

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2013 and December 31, 2012, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Cost, net of impairments	$112,578	$126,624	$38,272	$40,785	$(84,773)	$(86,516)
Accumulated Amortization	(39,718)	(39,064)	(9,912)	(9,042)	27,810	19,642
Net Amount	$72,860	$87,560	$28,360	$31,743	$(56,963)	$(66,874)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(4,694)	$(5,219)	$(1,080)	$(1,376)	$3,226	$3,127

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Amortization	$(14,622)	$(16,989)	$(3,376)	$(5,396)	$9,911	$10,474

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2013 and December 31, 2012, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2013 (1)	Book Value as of September 30, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,027	$5,033	5.40%	7.89%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,920	6,920	6,850	8.00%	9.50%	09/01/2014
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	16,536	16,048	5.78%	11.18%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,948	3,216	3,137	6.05%	12.41%	07/11/2017
				$35,868	$31,699	$31,068
Reserve for Loan Losses (6)				—	(2,124)	(2,222)
				$35,868	$29,575	$28,846
_____________________
(1) Outstanding principal balance as of September 30, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rates are the stated interest rates on the face of the loans. Annualized effective interest rates are calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment during 2013. The contractual interest rates and annualized effective interest rates presented are as of September 30, 2013.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of September 30, 2013. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the nine months ended September 30, 2013, the Company recognized $1.4 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”
As of September 30, 2013, the Company had outstanding funding commitments of $1.4 million on its loans receivable, subject to the satisfaction of certain conditions by the borrowers.
As of September 30, 2013 and December 31, 2012, interest receivable from real estate loans receivable was $0.5 million and $0.4 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2013 (in thousands):

Real estate loans receivable, net - December 31, 2012	$28,846
Principal repayments received on real estate loan receivable	(34)
Accretion of discounts on purchased real estate loans receivable	620
Amortization of origination fees and costs on purchased and originated real estate loans receivable	45
Change in loan loss reserve	98
Real estate loans receivable, net - September 30, 2013	$29,575

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

For the three and nine months ended September 30, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual interest income	$600	$599	$1,780	$1,764
Accretion of purchase discounts	215	119	620	482
Amortization of origination fees and costs and acquisition costs, net	9	18	45	45
Interest income from real estate loans receivable	$824	$736	$2,445	$2,291
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the nine months ended September 30, 2013, the Company recognized $0.3 million of interest income related to the Sandmar Mezzanine Loan with an asset-specific reserve. Additionally, as of September 30, 2013, the Company had interest income receivable of $0.3 million related to the Sandmar Mezzanine Loan.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the nine months ended September 30, 2013 were as follows (in thousands):

Reserve for loan losses, December 31, 2012	$2,222
Charge-offs to reserve for loan losses	(98)
Reserve for loan losses, September 30, 2013	$2,124
As of September 30, 2013, the total reserve for loan losses consisted of $2.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.
The Company did not record provision for loan loss reserves during the nine months ended September 30, 2013 and charged-off $98,000 of reserves for loan losses related to the Sandmar Mezzanine Loan. During the nine months ended September 30, 2012, the Company recorded provision for loan loss reserves of $0.1 million. During the nine months ended September 30, 2012, the Company also charged-off $72.0 million of reserves for loan losses related to the write-off of the Petra Subordinated Debt Tranche A and the Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. As of September 30, 2013, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve. As of September 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

6.	REAL ESTATE SECURITIES
As of September 30, 2013, the Company owned 2,705,898 shares of common stock of Gramercy with a par value of $0.001 per share (including the remaining unsold shares of common stock it received on December 6, 2012 and two million shares of common stock that were converted from Class B-1 non-voting common stock of Gramercy on September 11, 2013), and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share. The Company agreed not to sell, transfer or assign its shares of common stock until June 6, 2013 (the “Common Stock Lockout Period”).  The Company had the right to convert each share of Class B-1 common stock into one share of common stock of Gramercy at any time on or after September 6, 2013 (the “Class B-1 Lockout Period”), which the Company elected to do on September 11, 2013. The Company also has the right to convert each share of Class B-2 common stock into one share of common stock of Gramercy at any time on or after December 6, 2013 in the case of Class B-2 common stock (the “Class B-2 Lockout Period” and together with the Common Stock Lockout Period and the Class B-1 Lockout Period, the “Lockout Periods”). On March 6, 2014, each share of Class B-2 common stock that has not previously been converted and remains outstanding shall automatically convert into one share of common stock of Gramercy. The Company classified its investment in the Gramercy shares as available-for-sale as the Company did not or does not have the ability to sell the shares during the respective Lockout Period for those shares. As of September 30, 2013, the carrying value of the Gramercy shares was $19.3 million based on a share price of $4.15 per share of common stock and net of a $0.3 million adjustment for the lack of marketability during the Class B-2 Lockout Period.
During the nine months ended September 30, 2013, the Company sold 1,294,102 shares of common stock of Gramercy for an aggregate sales price of $6.2 million. As a result, during the nine months ended September 30, 2013, the Company realized a gain on sale of its shares of common stock of Gramercy of $2.8 million. The following summarizes the activity related to real estate securities for the nine months ended September 30, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2012	$15,117	$1,294	$16,411
Unrealized change in market value of real estate securities	—	9,008	9,008
Sale of real estate securities	(3,326)	(2,832)	(6,158)
Real estate securities - September 30, 2013	$11,791	$7,470	$19,261

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of six office properties, three industrial properties, and 190 GKK Properties. During the nine months ended September 30, 2013, the Company disposed of 101 GKK Properties and classified 23 properties (of which 21 were GKK Properties) with an aggregate net book value of $102.8 million as held for sale. During the three and nine months ended September 30, 2013, the Company recorded impairment charges of $1.4 million and $5.4 million, respectively, related to discontinued operations. During the three and nine months ended September 30, 2012, the Company recorded impairment charges of $11.5 million and $28.6 million, respectively, related to discontinued operations. The impairment charges were primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company has entered into, offers received which the Company intends to accept or broker estimates of value. The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues and other income	$3,754	$49,722	$20,519	$158,991
Total expenses	4,197	49,153	18,994	158,230
(Loss) income from discontinued operations before gain on sales of real estate, net and impairment charge	(443)	569	1,525	761
Gain on sales of real estate, net	858	2,060	31,931	7,781
Impairment charge	(1,419)	(11,487)	(5,397)	(28,569)
Gain from extinguishment of debt	—	10,980	—	10,980
(Loss) income from discontinued operations	$(1,004)	$2,122	$28,059	$(9,047)
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$119,959	$448,582
Accumulated depreciation and amortization	(17,127)	(41,660)
Real estate held for sale, net	102,832	406,922
Other assets	7,206	9,084
Total assets related to real estate held for sale	$110,038	$416,006
Liabilities related to real estate held for sale
Notes payable	30,196	309,665
Other liabilities	4,836	37,206
Total liabilities related to real estate held for sale	$35,032	$346,871

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
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
As of September 30, 2013, the Company’s investment in the Tribeca Building consisted of three condominium units and parking spaces with a carrying value of $21.5 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the nine months ended September 30, 2013, the Company sold two retail spaces and recognized a gain on sale of $0.2 million and recorded expenses of $1.2 million related to foreclosed real estate held for sale. During the nine months ended September 30, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $2.0 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

9.	NOTES PAYABLE
As of September 30, 2013 and December 31, 2012, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of September 30, 2013	Book Value as of December 31, 2012	Contractual Interest Rates as of September 30, 2013 (1)	Weighted-Average Interest Rates as of September 30, 2013 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$205,299	$227,017	5.6% - 8.3%	6.1%	1.1
GKK Properties mortgage loans	605,646	641,384	3.0% - 15.3%	6.6%	6.8
	810,945	868,401
Variable Rate
Mortgage loans	178,512	212,433	(3)	2.5%	1.8
GKK Properties mortgage loans	—	259,476	N/A	N/A	N/A
	178,512	471,909
Total notes payable principal outstanding	989,457	1,340,310
Discount on notes payable, net (4)	(14,726)	(19,777)
Total notes payable, net	$974,731	$1,320,533
_____________________
(1) Contractual interest rates as of September 30, 2013 represent the range of interest rates in effect under these loans as of September 30, 2013. Weighted-average interest rates as of September 30, 2013 are calculated as the actual interest rate in effect as of September 30, 2013 (consisting of the contractual interest rate and the effect of contractual floor rates), using interest rate indices as of September 30, 2013, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of September 30, 2013; subject to certain conditions, the maturity dates of certain loans may be further extended.
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
As of September 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $1.1 million and $1.6 million, respectively, net of amortization. During the three and nine months ended September 30, 2013, the Company incurred interest expense, net of discontinued operations, of $15.9 million and $46.5 million, respectively. During the three and nine months ended September 30, 2012, the Company incurred interest expense, net of discontinued operations, of $16.8 million and $52.6 million, respectively. Included in interest expense were the amortization of deferred financing costs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.1 million for the nine months ended September 30, 2013. Included in interest expense were the amortization of deferred financing costs of $1.8 million and $5.4 million for the three and nine months ended September 30, 2012, respectively, and interest expense incurred as a result of the Company’s interest rate swap agreements of $0.2 million and $0.9 million for the three and nine months ended September 30, 2012, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which increased interest expense by $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively. Included in interest expense was the amortization of discount and premium on notes payable, which increased interest expense by $0.3 million and $2.0 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, $10.3 million and $7.3 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2013 (in thousands):

October 1, 2013 through December 31, 2013	$115,205
2014	90,275
2015	225,195
2016	137,805
2017	131,631
Thereafter	289,346
$989,457
The following summarizes the activity related to notes payable for the nine months ended September 30, 2013 (in thousands):

Total Notes Payable, net - December 31, 2012	$1,320,533
Proceeds from notes payable	475
Deferred interest payable	3,077
Mortgage debt transferred to buyer in connection with sale of the underlying real estate	(210,545)
Principal repayments	(143,860)
Amortization of discount on notes payable, net	3,563
Write-off of premium on notes payable related to sale	1,488
Total Notes Payable, net - September 30, 2013	$974,731
Loan Maturities and Defaults
As of September 30, 2013, one outstanding loan secured by one of the Company’s historical real estate investments and two outstanding loans the Company assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding.  The loans that matured without repayment had outstanding principal balances of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”), $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”).  Additionally, as of September 30, 2013, the Company did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $13.2 million (the “Jenkins Court Mortgage Loan”), which the Company assumed pursuant to the Settlement Agreement.
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and has defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges immediately due and payable. On September 23, 2013, the lender commenced proceedings to foreclose on the property securing the loan. The lender may also attempt to exercise certain of its other rights under the loan documents. The Bridgeway Technology Center Mortgage Loan matured on August 1, 2013. The carrying value of the property securing the Bridgeway Technology Center Mortgage Loan was $23.8 million as of September 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

BOA Windsor Mortgage Portfolio Loan
The BOA Windsor Mortgage Portfolio Loan matured on October 31, 2012 and on February 14, 2013, proceedings relating to the foreclosure of the properties securing the loan were commenced. The Company expects the lender to attempt to exercise certain of its other rights under the loan and security documents, including without limitation, requiring the repayment of principal and all other sums outstanding under the loan. The carrying value of the properties securing the BOA Windsor Mortgage Portfolio Loan was $4.3 million as of September 30, 2013.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender has commenced foreclosure proceedings and is seeking a judgment against the Company in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. The Company expects the lender to attempt to exercise certain of its other rights under the loan and security documents. The carrying value of the property securing the loan was $22.0 million as of September 30, 2013.
Jenkins Court Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and has defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and is seeking a judgment against the Company in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. The Company expects the lender to attempt to exercise certain of its other rights under the loan and security documents. The carrying value of the property securing the Jenkins Court Mortgage Loan was $7.0 million as of September 30, 2013.
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
As of September 30, 2013, the borrower under the Jenkins Court Mortgage Loan was out of debt service compliance. Such non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such non-compliance, the servicer has also imposed a “cash trap” and has the right to replace the property manager of the property and on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “– Loan Maturities and Defaults - Jenkins Court Mortgage Loan.”
Additionally, as of September 30, 2013, the borrower under the BBD2 Loan, which the Company assumed pursuant to the Settlement Agreement, was alleged by the servicer to be out of debt service coverage compliance. The BBD2 Loan had an outstanding principal balance of $195.5 million. Such alleged non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such alleged non-compliance, the servicer has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of the properties securing the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
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
Real estate securities: As of September 30, 2013, the Company owned 2,705,898 shares of common stock of Gramercy with a par value of $0.001 per share and two million shares of Class B-2 non-voting common stock of Gramercy with a par value of $0.001 per share. These securities are classified as available-for-sale and presented at fair value as the Company did not or does not have the ability to sell the shares during the respective Lockout Period for those shares. The fair value measurement of these shares is based on a quoted price in an active market, adjusted for the lack of marketability during the Class B-2 Lockout Period. The Company utilized market-corroborated inputs, all of which were deemed to be significant, including the quoted stock price, risk-free rate and expected volatility, in determining the value of the shares and the Company notes that the most significant input in its valuation model is the quoted price in an active market. However, as the valuation of the stock is adjusted for the lack of marketability using market-corroborated inputs, the Company categorizes the measurement of such securities as Level 2 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of September 30, 2013 and December 31, 2012, which carrying amounts do not approximate the fair values (in thousands):

	September 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,868	$29,575	$25,533	$35,902	$28,846	$25,167
Financial liabilities:
Notes payable	$989,457	$974,731	$981,732	$1,340,310	$1,320,533	$1,315,923
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
Assets and Liabilities Recorded at Fair Value
During the nine months ended September 30, 2013, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$19,261	$—	$19,261	$—
GKK Properties - contingent liability (1)	$(12,000)	$—	$—	$(12,000)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

As of September 30, 2013, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$422	$—	$—	$422
Impaired real estate - discontinued operations	$3,598	$—	$—	$3,598
As of September 30, 2013, one of the Company’s real estate properties held for investment was measured at fair value as this property was impaired and the carrying value of the property was adjusted to fair value. The Company estimated the fair value for this property by performing a direct capitalization analysis. The estimated terminal capitalization rate used to estimate the fair value of this property was 8.25%.
Also as of September 30, 2013, six of the Company’s real estate properties held for sale were measured at fair value as these properties were impaired and the carrying values of the properties were adjusted to fair value. The Company determined the fair value for three of its impaired real estate properties held for sale based on the estimated sales prices of each property less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received, which offers the Company intends to accept.  The Company estimated the fair value for the other three impaired real estate properties held for sale by performing a direct capitalization analysis. The range of the terminal capitalization rates used to estimate the fair values of these properties was 8.75% to 10.0%.
The capitalization rates selected by the Company vary on a property by property basis based upon several factors such as asset location, occupancy, lease terms and quality of the tenants in place.

11.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2014 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs that were incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company in connection with the Company’s now terminated Offering and entitle the Advisor to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and a private program. During the nine months ended September 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2013 and 2012, respectively, and any related amounts payable as of September 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Asset management fees(1)	$2,794	$2,912	$8,285	$9,401	$—	$—
Reimbursement of operating expenses(2)	44	46	102	111	—	104
Disposition fees(3)	—	650	2,500	3,159	—	—
Additional Paid-in Capital
Selling commissions	—	—	—	262	—	—
	$2,838	$3,608	$10,887	$12,933	$—	$104
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.5 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $44,000 and $46,000 for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. These were the only employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2013 and 2012, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$43,421	$85,174
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage debt transferred to buyer in connection with sale of the underlying real estate	$209,057	$—
Decrease in distributions payable	$—	$(8,498)
Increase in capital expenses payable	$215	$977
Mortgage loan satisfied in connection with deed in lieu of foreclosure	$—	$43,500
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$11,131

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of September 30, 2013. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including preferred membership interest investments and real estate securities. The GKK Properties segment excludes GKK Properties sold or held for sale but includes the remaining GKK Properties held as a result of the indirect transfers under the Settlement Agreement. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and nine months ended September 30, 2013 and 2012, and total assets and total liabilities for each reportable segment as of September 30, 2013 and December 31, 2012 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Real estate segment(1)	$19,610	$20,365	$59,128	$60,280
Real estate-related segment	824	746	2,445	2,979
GKK Properties segment(1)	34,335	34,543	104,430	103,453
Total revenues	$54,769	$55,654	$166,003	$166,712
Interest Expense:
Real estate segment(1)	$4,551	$5,394	$13,870	$16,660
Real estate-related segment	—	—	—	24
GKK Properties segment(1)	11,398	11,398	32,601	35,873
Total interest expense	$15,949	$16,792	$46,471	$52,557
NOI:
Real estate segment(1)	$4,955	$4,418	$14,894	$13,325
Real estate-related segment	770	692	2,286	3,308
GKK Properties segment(1)	2,814	4,285	9,307	10,864
Total NOI	$8,539	$9,395	$26,487	$27,497

	As of September 30,	As of December 31,
	2013	2012
Assets:
Real estate segment	$664,086	$699,486
Real estate-related segment	49,336	45,662
GKK Properties segment	832,305	903,166
Total segment assets	1,545,727	1,648,314
Real estate held for sale	110,038	416,006
Foreclosed real estate held for sale	21,499	26,275
Corporate-level(2)	191,830	212,960
Total assets	$1,869,094	$2,303,555
Liabilities:
Real estate segment	$374,809	$427,807
Real estate-related segment	31	—
GKK Properties segment	719,821	745,891
Total segment liabilities	1,094,661	1,173,698
Real estate held for sale	35,032	346,871
Corporate-level(3)	1,361	1,571
Total liabilities	$1,131,054	$1,522,140
_____________________
(1) Amounts include properties held for non-sale disposition but do not include properties held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $191.3 million and $212.4 million as of September 30, 2013 and December 31, 2012, respectively.
(3) As of September 30, 2013 and December 31, 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(14,915)	$(16,712)	$(44,547)	$(37,931)
General and administrative expenses	4,099	5,521	12,661	16,210
Depreciation and amortization	19,264	20,123	58,487	62,210
Gain on sale of foreclosed real estate held for sale	—	—	(161)	(127)
Gain on sale of real estate securities	(2,626)	—	(2,793)	(25,456)
Other interest income	(127)	(9)	(495)	(20)
Impairment charge on real estate held for investment	1,840	2,594	31,394	3,422
Provision for loan losses	—	—	—	142
Total (income) loss from discontinued operations	1,004	(2,122)	(28,059)	9,047
NOI	$8,539	$9,395	$26,487	$27,497

14.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties. The property leases have expiration dates between 2014 and 2085 and are subject to ground leases that have expiration dates between 2014 and 2101. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating ground leases, excluding payments owed related to properties held for sale and properties held for non-sale disposition, as of September 30, 2013 were as follows (in thousands):

October 1, 2013 through December 31, 2013	$4,316
2014	17,297
2015	16,788
2016	16,319
2017	12,447
Thereafter	35,917
$103,084

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

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

14.	SUBSEQUENT EVENTS
Distribution Declared
On November 6, 2013, the Company’s board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013. The Company expects to pay this distribution on December 5, 2013. This distribution will be funded from the Company’s proceeds from the sales of real estate and cash flow from operations.
The Company expects that this special distribution will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. Such distribution will also reduce the Company’s estimated value per share and this reduction will be reflected in the Company’s December 2013 updated estimated value per share.

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

•
Certain of the loans we assumed under the Settlement Agreement matured without repayment.  As a result of the maturities, the lenders may choose to attempt to exercise certain of their rights under these loan and security documents, including without limitation, requiring the repayment of principal and all other sums outstanding or foreclosing on the properties securing these loans.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).
Overview
We are a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related investments. We elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and we intend to operate in such a manner. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of September 30, 2013, we owned 438 real estate properties (of which eight properties were held for non-sale disposition and 23 properties were held for sale), including the GKK Properties. In addition, as of September 30, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and were held for sale.
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
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, in November 2012 and in November 2013, the conflicts committee unanimously determined that liquidation is not now in the best interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it is likely it may reach the same conclusion next year.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. At the end of 2012, the U.S. government barely escaped the self-imposed fiscal cliff by enacting legislation that temporarily postponed legislated spending cuts to many government programs. In 2013, the legislative and executive branches of the government were unable to negotiate a new federal budget and “sequestration” cuts began to take effect in March 2013. In October 2013, the lack of an approved budget and the initialization of the new federal healthcare law led to intense negotiations between the legislative and executive branches that ultimately resulted in an 18-day shutdown of the federal government. This shutdown came to an end after both sides agreed to extend the federal debt limit until the first quarter of 2014. The cuts in government expenditures and continued infighting between Congress and the White House have affected each branch of government and multiple programs within each branch. These decreases in spending contributed to the slowing of expected U.S. economic growth in the third quarter of 2013. Further reductions in federal government spending are scheduled in the fourth quarter of 2013 and uncertainty surrounding the federal government’s ability to function has led a number of banks and economists to lower their projections for 2013 real gross domestic product growth.
With the help of an extremely accommodative Federal Reserve monetary policy, corporate America, and in particular the banking industry, has experienced improved earnings and stronger corporate finances. Speculation as to the possible end of quantitative easing programs has increased the volatility in U.S. interest rates and has introduced additional uncertainty regarding the strength of corporate earnings. Despite this uncertainty, the U.S. dollar has remained the safe haven currency for the rest of the world, and U.S. asset prices have grown on a relative basis.
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
Residential real estate markets also have benefited from the actions of the Federal Reserve. The introduction of the latest quantitative easing (“QE”) program has been directly focused on the purchase of mortgage backed securities at a pace of $45 billion a month and the purchase of longer-term treasury securities at a pace of $40 billion a month. This program has successfully lowered the cost of capital available to home buyers, which in turn has led to an increase in mortgage applications and construction activity. The residential real estate market has also benefited from the presence of institutional investors who have instituted programs focused on the purchase of single-family homes with the intent of renting these homes. This increase in demand has led to a rebound in the value of residential properties in most major metropolitan areas.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In Europe, concerns remain regarding resolution of the ongoing sovereign debt crisis. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remains a significant concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to deal with the situation has caused many investors to reassess their pricing of sovereign risks. In the wake of the crisis, some nations continue to experience an ongoing elevated cost of capital. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past 18 months, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations.
Overall, despite indications of tepid recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan has recently embarked upon a large scale QE program of its own. In the United States, the Federal Reserve has begun to address the timing of the completion of the current QE program, which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are either directly secured by commercial real estate (e.g., deeds of trust or mortgages) or are secured by ownership interests in entities that directly or indirectly own and operate real estate (e.g., mezzanine loans). As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. In particular, the flow of capital into the U.S. real estate markets has caused the value of real estate-related investments to increase in value, which is a reversal of recent trends. The relatively high yields and the improving credit position of general U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $31.7 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from September 30, 2013. As of September 30, 2013, we had recorded $2.1 million of reserves for loan losses related to one of our real estate-related investments.
Impact on Our Financing Activities
In light of the risks associated with volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2013, we had a total of $810.9 million of fixed rate notes payable and $178.5 million of variable rate notes payable. Including the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Bridgeway Technology Center Mortgage Loan (each defined below), we have $200.4 million of debt maturing (including principal amortization payments) during the 12 months ending September 30, 2014. The BOA Windsor Mortgage Portfolio Loan, with an outstanding principal balance of $6.1 million, matured on October 31, 2012. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. The Bridgeway Technology Center Mortgage Loan, with an outstanding principal balance of $26.8 million, matured on August 1, 2013. The Jenkins Court Mortgage Loan, with an outstanding principal balance of $13.2 million, matures on August 11, 2030 and is currently in default. See the discussions of the loan maturities and defaults under “— Contractual Commitments and Contingencies — Loan Maturities and Defaults”.
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
We ceased offering shares of common stock in our primary offering on May 30, 2008. We do not currently plan to acquire or originate additional real estate or real estate-related assets. We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use cash flow generated by our real estate operations and real estate-related investments and funds available under our credit facilities. However, we have suffered and/or expect to suffer declines in cash flows from these sources.
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
On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013. We expect to pay this distribution on December 5, 2013. We expect that this special distribution will constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes. This distribution will also reduce our estimated value per share and this reduction will be reflected in the our December 2013 updated estimated value per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

This distribution will be funded from the proceeds from the sales of our real estate and cash flow from operations. In declaring this distribution management took into account the amount of cash on hand, anticipated refinancings, the repayment of certain of our debt obligations, capital expenditures and other potential cash needs through the remainder of 2013, as well as the proceeds from any asset sales that may occur during the balance of the year. Prospectively, we intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2013, our real estate held for investment, excluding one industrial property and seven GKK Properties held for non-sale disposition, was 85% occupied and our bad debt reserve was approximately 4% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of September 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the nine months ended September 30, 2013, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments and cash on hand. We believe that potential proceeds from the sale of real estate, cash flows from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for 2013.
Cash Flows from Operating Activities
As of September 30, 2013, we owned 438 real estate properties (of which eight properties were held for non-sale disposition and 23 properties were held for sale), including the GKK Properties. In addition, as of September 30, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and held for sale.
During the nine months ended September 30, 2013, net cash provided by operating activities was $12.9 million, compared to $22.4 million of net cash provided by operating activities during the nine months ended September 30, 2012. Net cash from operations decreased in 2013 primarily due to the sale of real estate properties.
Cash Flows from Investing Activities
Net cash provided by investing activities was $91.1 million for the nine months ended September 30, 2013. The significant sources and uses of cash from investing activities were as follows:

•	$92.5 million of cash provided from the sale of real estate;

•	$15.8 million of cash used for improvements to real estate;

•	$6.1 million of cash provided from the sale of real estate securities;

•	$4.9 million of cash provided from the sale of foreclosed real estate held for sale; and

•	$3.3 million decrease in restricted cash for capital expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $143.8 million for the nine months ended September 30, 2013. The significant uses of cash for financing activities were as follows:

•	$143.4 million of net cash used for the repayment of debt as a result of $143.9 million of principal payments on notes payable, partially offset by proceeds from notes payable of $0.5 million;

•	$5.1 million of cash used for redemptions of common stock; and

•	a $4.7 million decrease in restricted cash used for debt service obligations.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and during our offering we made certain payments to our dealer manager. We also reimburse the advisor and dealer manager for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets.
Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount actually paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly fee calculated, each month, as one twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment shall either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. We calculate the asset management fee for the GKK Properties based on the original cost of our GKK Properties-related investment rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest.
On November 8, 2013, we renewed the advisory agreement with our advisor.
As of September 30, 2013, we had $214.8 million of cash and cash equivalents.
As of September 30, 2013, our borrowings and other liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations related to historical portfolio(1) (2)	$383,811	$66,935	$254,676	$62,200	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$605,646	$48,270	$60,794	$207,236	$289,346
Interest payments on outstanding debt obligations related to historical portfolio(3)	$21,153	$3,366	$14,972	$2,815	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$235,652	$11,459	$66,286	$54,501	$103,406
Outstanding funding obligations under real estate loans receivable	$1,358	$1,358	$—	$—	$—
Operating leases	$103,084	$4,316	$34,085	$28,766	$35,917
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of September 30, 2013.
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
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of September 30, 2013. We incurred interest expense of $44.1 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $2.4 million, during the nine months ended September 30, 2013.
Loan Maturities and Defaults
As of September 30, 2013, one outstanding loan secured by one of our historical real estate investments and two outstanding loans we assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding.  The loans that matured without repayment had outstanding principal balances of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”), $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”).  Additionally, as of September 30, 2013, we did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $13.2 million (the “Jenkins Court Mortgage Loan”), which we assumed pursuant to the Settlement Agreement.
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and has defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges immediately due and payable. On September 23, 2013, the lender commenced proceedings to foreclose on the property securing the loan. The lender may also attempt to exercise certain of its other rights under the loan documents. The Bridgeway Technology Center Mortgage Loan matured on August 1, 2013. The carrying value of the property securing the Bridgeway Technology Center Mortgage Loan was $23.8 million as of September 30, 2013.
BOA Windsor Mortgage Portfolio Loan
The BOA Windsor Mortgage Portfolio Loan matured on October 31, 2012 and on February 14, 2013, proceedings relating to the foreclosure of the properties securing the loan were commenced. We expect the lender to attempt to exercise certain of its other rights under the loan and security documents, including without limitation, requiring the repayment of principal and all other sums outstanding under the loan. The carrying value of the properties securing the BOA Windsor Mortgage Portfolio Loan was $4.3 million as of September 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender has commenced foreclosure proceedings and is seeking a judgment against us in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, we and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. We expect the lender to attempt to exercise certain of its other rights under the loan and security documents. The carrying value of the property securing the loan was $22.0 million as of September 30, 2013.
Jenkins Court Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and have defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and is seeking a judgment against us in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, we and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. We expect the lender to attempt to exercise certain of its other rights under the loan and security documents. The carrying value of the property securing the Jenkins Court Mortgage Loan was $7.0 million as of September 30, 2013.
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
As of September 30, 2013, the borrower under the Jenkins Court Mortgage Loan, which we assumed pursuant to the Settlement Agreement, was out of debt service coverage compliance. Such non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such non-compliance, the servicer has imposed a “cash trap” and has the right to replace the property manager of the property. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “-Loan Maturities and Defaults - Jenkins Court Mortgage Loan.”
Additionally, as of September 30, 2013, the borrower under the “BBD2 Loan,” which we assumed pursuant to the Settlement Agreement, was alleged by the servicer to be out of debt service coverage compliance. As of September 30, 2013, the BBD2 Loan had an outstanding principal balance of $195.5 million. Such alleged non-compliance does not constitute an event of default under the applicable loan and security documents of the loan. However, as a result of such alleged non-compliance, the servicer has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan. We are currently taking legal action against the servicer as we believe that the loan servicer failed to follow the terms of the loan agreement by miscalculating the operating income and expenses of the properties and the miscalculation led the servicer to incorrectly determine that the debt service ratio had fallen below the designated targets and caused the “cash trap” to be triggered.
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
Results of Operations
Overview
As of September 30, 2012, we owned 810 real estate properties, four real estate loans receivable, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to September 30, 2012, we sold one industrial property and 221 GKK Properties; terminated the leases of five properties in which we held a leasehold interest; sold two retail spaces from the 10-story condominium building; and designated 23 properties as held for sale. Additionally, we transferred 145 GKK Properties, which were security under the Goldman Mortgage Loan, to the lender in exchange for our release from the debt outstanding and other obligations related to, the Goldman Mortgage Loan. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of September 30, 2013, we owned 438 real estate properties, including eight properties held for non-sale disposition and 23 properties (of which 21 properties were GKK Properties) classified as held for sale. Also, as of September 30, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and held for sale. Our results of operations for the three and nine months ended September 30, 2013 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity, to the extent the disposed properties were not considered held for sale as of September 30, 2013. The results of operations for properties sold or held for sale are reclassified as discontinued operations for all periods presented.
Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012
The following table provides summary information about our results of operations for the three months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2013	2012
Rental income	$40,908	$40,200	$708	2%	$1,079	$(371)
Tenant reimbursements	12,134	13,817	(1,683)	(12)%	(1,243)	(440)
Interest income from real estate loans receivable	824	736	88	12%	N/A	N/A
Interest income from real estate securities	—	10	(10)	(100)%	N/A	N/A
Parking revenues and other operating income	903	891	12	1%	(43)	55
Operating, maintenance and management costs	20,594	20,040	554	3%	802	(248)
Real estate taxes, property-related taxes and insurance	7,077	6,819	258	4%	460	(202)
Asset management fees to affiliate	2,610	2,608	2	—%	2	—
General and administrative expenses	4,099	5,521	(1,422)	(26)%	(1,464)	42
Depreciation and amortization expense	19,264	20,123	(859)	(4)%	(127)	(732)
Interest expense	15,949	16,792	(843)	(5)%	1	(844)
Impairment charge on real estate held for investment	1,840	2,594	(754)	(29)%	228	(982)
Gain on sales of real estate securities	2,626	—	2,626	100%	2,626	—
Gain on sales of real estate, net	858	2,060	(1,202)	(58)%	(565)	(637)
Income (loss) from discontinued operations	(443)	569	(1,012)	(178)%	(618)	(394)
Impairment charge on discontinued operations	(1,419)	(11,487)	10,068	(88)%	7,469	2,599
Gain from extinguishment of debt	—	10,980	(10,980)	(100)%	(10,980)	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties increased by $0.7 million primarily due to higher rental rates and a net decrease in above-market in-place lease amortization for the three months ended September 30, 2013 resulting from tenant lease expirations and early tenant lease renewals subsequent to September 30, 2012 with respect to the GKK Properties and slightly offset by lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties in our historical real estate portfolio. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $1.7 million primarily due to the reset of tenant base years and lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties in both historical and GKK real estate portfolio. Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest income from real estate loans receivable remained constant at approximately $0.8 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate-related investments. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.
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
Property operating, maintenance and management costs from our real estate properties increased by $0.6 million, as a result of an increase of $0.8 million primarily due to repair and maintenance costs, utility expenses, tenant settlements, bad debt expenses and other general operating expenses related to the GKK Properties. Excluding the GKK Properties, property operating, maintenance and management costs decreased by $0.2 million primarily due to a decrease in repair and maintenance costs. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased from $6.8 million during the three months ended September 30, 2012 to $7.1 million during the three months ended September 30, 2013 primarily due to general inflation. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees remained constant at approximately $2.6 million for the three months ended September 30, 2013 and 2012.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased by $1.4 million primarily due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $0.9 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations subsequent to September 30, 2012. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $0.8 million related to debt secured by our historical real estate portfolio, primarily due to an overall decrease to the average loan balance and a lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $1.8 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate‑related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales, dispositions other than by sale and principal paydowns.
During the three months ended September 30, 2013, we recognized an impairment charge on real estate held for investment of $1.8 million with respect to one GKK Property. We recognized an impairment charge of $2.6 million on real estate held for investment during the three months ended September 30, 2012 with respect to one office property, one industrial property and five GKK Properties. The estimated value per share of our common stock does not take into account impairments recognized during the three months ended September 30, 2013. For more information, see Part II, Item 1A “Risk Factors” herein.
During the three months ended September 30, 2013, we sold 1,213,102 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $2.6 million.
We recognized a gain on sale of real estate of $0.9 million related to the dispositions of 15 GKK Properties during the three months ended September 30, 2013. During the three months ended September 30, 2012, we recognized a gain on sale of real estate of $2.1 million related to the disposition of two office properties, one industrial property and 13 GKK Properties.
Loss from discontinued operations for the three months ended September 30, 2013 was $0.4 million. Income from discontinued operations for the three months ended September 30, 2012 was $0.6 million.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of September 30, 2013. During the three months ended September 30, 2013, we sold 15 GKK Properties and designated 23 properties as held for sale (of which 21 were GKK Properties). We sold two office properties, one industrial property and 13 GKK Properties during the three months ended September 30, 2012. Total revenues and other income from discontinued operations decreased from $49.7 million during the three months ended September 30, 2012 to $3.8 million during the three months ended September 30, 2013.  Total expenses from discontinued operations decreased from $49.2 million during the three months ended September 30, 2012 to $4.2 million during the three months ended September 30, 2013.
During the three months ended September 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $1.4 million with respect to six GKK Properties held for sale or sold during the three months ended September 30, 2013. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the three months ended September 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $11.5 million with respect to an industrial property and 167 GKK Properties held for sale or sold during the three months ended September 30, 2012.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012
The following table provides summary information about our results of operations for the nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2013	2012
Rental income	$121,878	$120,029	$1,849	2%	$2,389	$(540)
Tenant reimbursements	38,489	41,035	(2,546)	(6)%	(1,725)	(821)
Interest income from real estate loans receivable	2,445	2,291	154	7%	N/A	N/A
Interest income from real estate securities	—	689	(689)	(100)%	N/A	N/A
Parking revenues and other operating income	3,191	2,668	523	20%	313	210
Operating, maintenance and management costs	63,305	57,890	5,415	9%	5,013	402
Real estate taxes, property-related taxes and insurance	22,002	21,529	473	2%	797	(324)
Asset management fees to affiliate	7,738	7,989	(251)	(3)%	(2)	(249)
General and administrative expenses	12,661	16,210	(3,549)	(22)%	(2,559)	(990)
Depreciation and amortization expense	58,487	62,210	(3,723)	(6)%	(1,560)	(2,163)
Interest expense	46,471	52,557	(6,086)	(12)%	(3,273)	(2,813)
Impairment charge on real estate held for investment	31,394	3,422	27,972	817%	1,355	26,617
Provision for loan losses	—	142	(142)	(100)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	161	127	34	27%	N/A	N/A
Gain on sales of real estate securities	2,793	25,456	(22,663)	(89)%	2,793	(25,456)
Income from unconsolidated joint venture	—	750	(750)	(100)%	N/A	N/A
Gain on sales of real estate, net	31,931	7,781	24,150	310%	27,713	(3,563)
Income from discontinued operations	1,525	761	764	100%	2,153	(1,389)
Impairment charge on discontinued operations	(5,397)	(28,569)	23,172	(81)%	13,910	9,262
Gain from extinguishment of debt	—	10,980	(10,980)	(100)%	(10,980)	—
Rental income from our real estate properties increased by $1.8 million primarily due to higher rental rates and a net decrease of above-market in-place lease amortization for the nine months ended September 30, 2013 resulting from tenant lease expirations and early tenant lease renewals subsequent to September 30, 2012 with respect to the GKK Properties and slightly offset by lower occupancy (as a result of tenants vacating or tenants reducing leased space). Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio and the factors discussed above under “— Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012.”
Tenant reimbursements from our real estate properties decreased by $2.5 million primarily due to the reset of tenant base years and lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors discussed above under “— Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012.”
Interest income from real estate loans receivable remained constant at approximately $2.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate-related investments. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.
Please see “— Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate securities was $0.7 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we sold the fixed rate securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.  We did not own any interest-bearing real estate securities during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we sold 1,294,102 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $2.8 million.
Property operating, maintenance and management costs from our real estate properties increased by $5.4 million, as a result of an increase of $5.0 million primarily due to repair and maintenance costs, utility expenses, tenant settlements, bad debt expenses and other general operating expenses related to the GKK Properties. Excluding the GKK Properties, property operating, maintenance and management costs increased by $0.4 million primarily due to an increase in repair and maintenance costs and higher snow removal costs. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased from $21.5 million during the nine months ended September 30, 2012 to $22.0 million during the nine months ended September 30, 2013 primarily due to general inflation. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees decreased from $8.0 million during the nine months ended September 30, 2012 to $7.7 million during the nine months ended September 30, 2013 due to the dispositions of real estate-related investments and the exclusion of an impaired real estate loan receivable from our asset management fee calculation beginning in March 2012.
General and administrative expenses decreased by $3.5 million primarily due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $3.7 million, as a result of a decrease of $1.5 million related to the GKK Properties and a decrease of $2.2 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $6.1 million primarily due to a decrease of $3.3 million related to debt secured by the GKK Properties. The decrease in interest expense related to the GKK Properties was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to September 30, 2012, including the repayment of the repurchase agreements that were secured by our GKK Properties-related investment. Excluding debt secured by the GKK Properties, interest expense decreased by $2.8 million primarily due to an overall decrease to the average loan balance and lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $5.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale and principal paydowns.
During the nine months ended September 30, 2013, we recognized an impairment charge on real estate held for investment of $31.4 million with respect to six properties (including two GKK Properties and one historical property held for non-sale disposition), to reduce the book values of the real estate to their estimated fair values. We recognized an impairment charge of $3.4 million on real estate held for investment during the nine months ended September 30, 2012 with respect to one office property, one industrial property and five GKK Properties. The estimated value per share of our common stock does not take into account impairments recognized during the nine months ended September 30, 2013. For more information, see Part II, Item 1A “Risk Factors” herein.
We recognized a gain on sale of real estate of $31.9 million related to the disposition of 101 GKK Properties during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we recognized a gain on sale of real estate of $7.8 million related to the disposition of six office properties, two industrial properties and 70 GKK Properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income from discontinued operations for the nine months ended September 30, 2013 and 2012 was $1.5 million and $0.8 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of September 30, 2013. During the nine months ended September 30, 2013, we sold 101 GKK Properties and designated 23 properties as held for sale (of which 21 were GKK Properties). We sold six office properties, two industrial properties and 70 GKK Properties during the nine months ended September 30, 2012. Total revenues and other income from discontinued operations decreased from $159.0 million during the nine months ended September 30, 2012 to $20.5 million during the nine months ended September 30, 2013.  Total expenses from discontinued operations decreased from $158.2 million during the nine months ended September 30, 2012 to $19.0 million during the nine months ended September 30, 2013.
During the nine months ended September 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $5.4 million with respect to one industrial property and 28 GKK Properties held for sale or sold during the nine months ended September 30, 2013. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the nine months ended September 30, 2012, we recognized an impairment charge on real estate from discontinued operations of $28.6 million with respect to three office properties, two industrial properties and 189 GKK Properties.
During the nine months ended September 30, 2012, we recognized a gain on extinguishment of debt from discontinued operations of $11.0 million related to the One Citizens Loan, which matured on January 11, 2012. See “— Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012.”
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
Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, gain from extinguishment of debt and the amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

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

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since real estate values and market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of the real estate;

•
Gain from extinguishment of debt. A gain from extinguishment of debt represents the difference between the fair value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the gain from extinguishment of debt in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and

•
Net Amortization of discounts and premiums on mortgage loans related to the GKK Properties.  Discounts and premiums on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of discounts and premiums related to the debt assumed in connection with the Settlement Agreement in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of discounts and premiums has no ongoing economic impact on our operations.  The debt assumed related to the GKK Properties was marked to market as of the date we entered into Settlement Agreement, which resulted in discounts and premiums related to the debt assumed.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(14,915)	$(16,712)	$(44,547)	$(37,931)
Depreciation of real estate assets	10,544	10,918	31,840	33,006
Depreciation of real estate assets - discontinued operations	1,037	6,374	3,179	21,956
Amortization of lease-related costs	8,720	9,205	26,647	29,204
Amortization of lease-related costs - discontinued operations	654	5,809	1,660	23,922
Impairment charges on real estate	1,840	2,594	31,394	3,422
Impairment charges on real estate - discontinued operations	1,419	11,487	5,397	28,569
Gain on sale of foreclosed real estate held for sale	—	—	(161)	(127)
Gain on sale of real estate, net	(858)	(2,060)	(31,931)	(7,781)
Gain on sale of real estate securities	(2,626)	—	(2,793)	(25,456)
FFO	5,815	27,615	20,685	68,784
Straight-line rent and amortization of above- and below-market leases	(2,961)	(5,992)	(12,820)	(19,155)
Gain from extinguishment of debt	—	(10,980)	—	(10,980)
Amortization of discounts and closing costs on real estate loans receivable	(257)	(138)	(763)	(276)
Impairment charges on real estate loans receivable	—	—	—	142
Net amortization of discount and premium on mortgage loans related to the GKK Properties	572	(224)	3,563	512
MFFO	$3,169	$10,281	$10,665	$39,027
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
Subsequent Events
Distribution Declared
On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013. We expect to pay this distribution on December 5, 2013. This distribution will be funded from the proceeds from the sales of our real estate and cash flow from operations.
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
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2013, the fair value and book value of our fixed rate real estate loans receivable were $25.5 million and $29.6 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2013, the fair value of our fixed rate debt was $802.4 million and the carrying value of our fixed rate debt was $796.2 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2013, we were exposed to market risks related to fluctuations in interest rates on our $178.5 million of variable rate debt outstanding. Based on interest rates as of September 30, 2013, if interest rates are 100 basis points higher during the 12 months ending September 30, 2014, interest expense on our variable rate debt outstanding would increase by approximately $1.8 million. As of September 30, 2013, one-month LIBOR was 0.17885% and if this index was reduced to 0% during the 12 months ending September 30, 2014, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of September 30, 2013 was 10.4%. The weighted-average annual effective interest rate represents the effective interest rate as of September 30, 2013, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2013 were 6.5% and 2.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2013, using interest rate indices as of September 30, 2013, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
In addition to the risks discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013.
The estimated value of our common stock does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets, our declaration of a special distribution to all stockholders or other events may have increased or decreased the value of our portfolio.
On December 18, 2012, our board of directors approved an estimated value per share of our common stock of $5.18 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2012. The estimated value does not take into account how developments subsequent to December 18, 2012 have affected the value of our investments. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2012, including:

•
asset sales and potential future asset sales at values different from those determined in our valuation as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets, including the impairments recognized for the nine months ended September 30, 2013 with respect to our real estate investments;

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
The estimated value per share approved on December 18, 2012 also does not take into account the special distribution declared by our board of directors to stockholders of record as of November 8, 2013.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events.” For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2013, but are not required to update the estimated value per share more frequently than every 18 months.
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
The only redemptions we made under the share redemption program during the nine months ended September 30, 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the nine months ended September 30, 2013, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program with proceeds from the sale of properties in 2013 and 2012.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the nine months ended September 30, 2013, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	141,953	$5.18	(2)	(3)
February 2013	38,146	$5.18	(2)	(3)
March 2013	116,598	$5.18	(2)	(3)
April 2013	108,108	$5.18	(2)	(3)
May 2013	80,634	$5.18	(2)	(3)
June 2013	110,574	$5.18	(2)	(3)
July 2013	174,526	$5.18	(2)	(3)
August 2013	118,130	$5.18	(2)	(3)
September 2013	98,840	$5.18	(2)	(3)
Total	987,509
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the nine months ended September 30, 2013, we redeemed $5.1 million of shares of common stock. The only redemptions we made under our share redemption program during the nine months ended September 30, 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the nine months ended September 30, 2013, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. Based on the redemption limitations described above and redemptions through September 30, 2013, we may redeem up to $4.9 million of shares that meet the requirements for these special redemptions for the remainder of 2013.

PART II. OTHER INFORMATION (CONTINUED)

Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
On November 8, 2013, we renewed the advisory agreement with KBS Capital Advisors LLC. The renewed advisory agreement is effective through November 8, 2014; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 day’s written notice. The terms of the renewed advisory agreement are substantially the same as those of the advisory agreement that was previously in effect.
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

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of November 8, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	November 8, 2013	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 8, 2013	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)