Form 10-K
period 2013-12-31
KBS Real Estate Investment Trust, Inc.
filed 2014-03-07
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. On December 18, 2012, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $5.18 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2012. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2012, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012. On December 18, 2013, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.45 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s appraised real estate properties, which were appraised as of November 30, 2013. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2013, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

There were approximately 190,421,630 shares of common stock held by non-affiliates as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 3, 2014, there were 189,376,879 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

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

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-advised programs and investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•
Certain of our debt obligations have variable interest rates and related payments that vary with the movement of LIBOR or other indexes. Increases in these indexes could increase the amount of our debt payments and reduce our stockholders’ return.

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

•
We have loans that have matured or defaulted without repayment.  As a result of the maturities and defaults, the lenders have chosen or may choose to attempt to exercise certain of their rights under these loans and security documents, including without limitation, requiring the repayment of principal and all other sums outstanding or foreclosing on the properties securing these loans.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Real Estate Investment Trust, Inc. (the “Company”) is a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related investments. The Company elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
On January 27, 2006, we launched our initial public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan. We ceased offering shares of common stock in our primary offering on May 30, 2008 and we terminated our dividend reinvestment plan effective April 10, 2012. We sold 171,109,494 shares in our primary offering for gross offering proceeds of $1.7 billion and sold 28,306,086 shares under our dividend reinvestment plan for gross offering proceeds of $233.7 million.
As of December 31, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in, 427 real estate properties (of which eight properties were held for non-sale disposition and 12 properties were held for sale), including the GKK Properties (defined below). In addition, as of December 31, 2013, we owned four real estate loans receivable, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
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
Our focus in 2014 is to manage our existing investment portfolio, including strategically selling assets, exploring value-add opportunities for existing assets (primarily certain of the GKK Properties), refinancing upcoming maturities and paying down debt, and distributing available cash to stockholders.
Objectives and Strategies
Our primary investment objectives were:

•	to preserve and return our stockholders’ capital contributions; and

•	to manage our investments to allow our stockholders to realize a return on their investment.
We have sought and will seek to achieve these objectives by investing in and managing a diverse portfolio of real estate and real estate-related investments, which we acquired using a combination of equity raised in our initial public offering, debt financing and joint ventures. We diversified our portfolio by investment type, geographic region, and tenant/borrower base.

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
We originally intended to hold our core properties for four to seven years. With respect to the GKK Properties, our management continues to evaluate which properties to hold and which properties to sell. We sold, or otherwise disposed of, 112 properties (of which 111 were GKK Properties) during the year ended December 31, 2013 and expect the average hold period of the GKK Properties to be significantly shorter than that of our core properties, though the hold period of certain GKK Properties will be affected by the underlying debt structure and related defeasance costs and prepayment penalties. However, economic and market conditions may influence us to hold our investments for different periods of time, and we currently expect our hold period may last for several more years.
As of December 31, 2013, we owned 407 real estate properties held for investment. We also owned eight properties that were held for non-sale disposition and 12 properties that were held for sale. The 407 real estate properties held for investment totaled 10.7 million rentable square feet and included the following:

•
12 office buildings, three corporate research buildings, one industrial portfolio consisting of two distribution and office/warehouse properties, one office/flex portfolio consisting of three properties; and

•	GKK Properties consisting of 323 bank branch properties and 66 office buildings, operations centers and other properties.

The following chart illustrates the composition of our real estate portfolio (excluding eight properties that were held for non-sale disposition and 12 properties that were held for sale) as of December 31, 2013 based on the carrying value of the investments:
As noted above, our real estate property investments (excluding eight properties that were held for non-sale disposition and 12 properties that were held for sale) are diversified by geographic location with properties in 31 states as shown in the charts below:
_____________________
*Other includes any state less than 3% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have historically had a stable and diversified tenant base and have had long-term relationships with our tenants in order to limit our exposure to any one tenant or industry. However, as a result of the transfers of the GKK Properties, as of December 31, 2013, we had a concentration of credit risk related to Bank of America, N.A., which represented approximately 20.7% of our annualized base rent and reduced the diversity of our tenant base. Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Also, as of December 31, 2013, we had a concentration of credit risk related to the finance industry, which represented approximately 45.6% of our annualized base rent. The finance industry concentration is due to the concentration in the GKK Properties. As of December 31, 2013, our real estate portfolio was 85% occupied (excluding properties that were held for non-sale disposition and properties that were held for sale). The chart below illustrates the diversity of tenant industries in our portfolio (excluding properties that were held for non-sale disposition and properties that were held for sale) based on total annualized base rent as of December 31, 2013:
_____________________
* All others includes any industry less than 2% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
The carrying value of our real estate portfolio as of December 31, 2013 was $1.3 billion (including eight properties that were held for non-sale disposition and 12 properties that were held for sale).
Real Estate-Related Investments
We have also invested in real estate-related investments including: (i) mortgage loans; (ii) mezzanine loans; (iii) participations in mortgage and mezzanine loans; (iv) B-Notes; and (v) real estate-related debt securities, such as commercial mortgage-backed securities (“CMBS”). We generally intend to hold our real estate-related investments until maturity. However, economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
As of December 31, 2013, we owned one mortgage loan, one mezzanine loan and two B-Notes. The book value (net of asset specific reserves) of our real estate-related investments as of December 31, 2013 was $29.8 million. As of December 31, 2013, our real estate-related investments consisted of four fixed rate real estate loans receivable with a weighted average annualized effective interest rate of 10.4%.
In addition, as of December 31, 2013, we owned 1,386,602 shares of common stock, par value of $0.001 per share, of Gramercy. As of December 31, 2013, the carrying value of the Gramercy shares was $8.0 million based on a closing market price of $5.75 per share of common stock as of December 31, 2013.

Financing Objectives
We financed the majority of our real estate acquisitions with a combination of the proceeds we received from our initial public offering and debt. In addition, we purchased certain real estate-related investments with a combination of the proceeds we received from our initial public offering and repurchase financing. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2013, the weighted-average interest rate on our debt was 5.6%.
We borrow funds at a combination of fixed and variable rates. As of December 31, 2013, we had approximately $766.1 million and $210.4 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2013 were 6.6% and 2.0%, respectively.
Some of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will be permitted to extend the maturity dates of our current debt obligations, with the exception of the Bridgeway Technology Center Mortgage Loan, the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), we can give no assurance in this regard. As of December 31, 2013, one outstanding loan secured by one of our historical real estate investments and two outstanding loans we assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding.  These loans had outstanding principal balances of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”), $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”).  Additionally, beginning in June 2013, we did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $13.2 million (the “Jenkins Court Mortgage Loan”), which we assumed pursuant to the Settlement Agreement. See the discussions of the Bridgeway Technology Center Mortgage Loan, the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments and Contingencies — Loan Maturities and Defaults” and the risks identified in Part I, Item 1A of this Annual Report on Form 10-K. Including the Bridgeway Technology Center Mortgage Loan, the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan, we have $173.9 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2014.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2013 (in thousands):

2014	$173,923
2015	72,788
2016	322,173
2017	131,121
2018	10,718
Thereafter	265,770
$976,493
Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 54% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively.

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
In the wake of the sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
In February of 2014, Congress ended a lengthy dispute with the White House and unconditionally extended the government’s borrowing limit until March 2015. While this action should provide some measure of stability, the federal government is still facing major policy issues, including passage of a federal budget. The federal government is currently working from a modified sequestration budget that was not intended to be a long-term solution.
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) and the Troubled Asset Relief Program (“TARP”) in October of 2008. Using the U.S. treasury balance sheet to purchase U.S. treasury bonds and mortgage backed securities, the Federal Reserve has injected trillions of U.S. dollars into the global financial markets. At this point in time, it is unclear what the final cost or impact of this program will be, but commentators believe that the U.S. economy has emerged from the recent recession. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases has led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
Despite cuts to federal government spending, U.S. GDP has most recently begun to grow well above most economists’ expectations. In the third quarter of 2013, U.S. GDP increased at a robust annual rate of 4.1% and the second estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.4%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefitted from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market has gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the lost equity experienced during the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $40 billion a month in purchases of mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to the increase in the cost of future mortgage financings.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting negative impact on the global financial markets remain significant concerns. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Most recently, Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows have destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.

The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. In recent months these credit issues have shifted away from the European sovereign credits to Asia and some emerging market nations (Turkey, South America, Brazil and Argentina).
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the highly adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are either directly secured by commercial real estate or secured by ownership interests in entities that directly or indirectly own and operate real estate. As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. The relatively high yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $31.9 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from December 31, 2013. As of December 31, 2013, we had recorded $2.1 million of reserves for loan losses related to one of our real estate-related investments.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments.

As of December 31, 2013, we had a total of $766.1 million of fixed rate notes payable and $210.4 million of variable rate notes payable. Including the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan, the Bridgeway Technology Center Mortgage Loan and the Jenkins Court Mortgage Loan, we have $173.9 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2014. See the discussions of the Bridgeway Technology Center Mortgage Loan, the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments and Contingencies — Loan Maturities and Defaults” and the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of our real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that KBS Capital Advisors is unable to provide these services, we will be required to obtain such services from other sources. We are also dependent on the Property Manager for asset management services including the operations, leasing and eventual dispositions of the GKK Properties.
Competitive Market Factors
The U.S. commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders have been adversely affected.
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
Except for the GKK Properties and other properties to which we took title to through foreclosure or deed-in-lieu of foreclosure, all of our direct real estate investments were subject to Phase I environmental assessments prior to the time they were acquired. Some of our properties are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.

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
Industry Segments
Our segments are based on our method of internal reporting which classifies our operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement. For financial data by segment, see Note 13, “Segment Information” in the notes to our consolidated financial statements filed herewith.
Employees
We have no paid employees. The employees of our advisor and its affiliates provide management, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660. Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6520 and http://www.kbsreit.com, respectively.
Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsreit.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists and because we have delayed the liquidation or the listing of our shares of common stock on a national securities exchange beyond 2013, our stockholders will not realize the cash value of their investment for an extended period.
There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must also comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. We have amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2013, and further subject to the limitations described in the share redemption program plan document. On December 18, 2013, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2014 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if resumed, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price at which we sold the shares in our public offering. It is also likely that our shares would not be accepted as the primary collateral for a loan.
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
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments
While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. This is best illustrated by the very low job growth rate in the U.S. Currently, both the investment and leasing environments are highly competitive. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.  Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.

The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the lost equity experienced during the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $45 billion a month in purchases of mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to the increase in the cost of future mortgage financings.
Overall, despite indications of tepid recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the highly adversarial political climate at the federal level, led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macroeconomic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
We have relied on debt financing to finance our properties and real estate-related assets. In light of the risks associated with volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which has the potential of negatively impacting the value of our assets.
Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

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

•
revenues generated by the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to meet our debt service obligations on debt financing.

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
KBS Capital Advisors has limited experience operating, overseeing and selling bank branch properties, which could cause inefficiencies in the operation and sale of these properties, thereby reducing the value of our stockholders’ investment.
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
Prior to the transfers of the GKK Properties to us under the Settlement Agreement, GKK Stars and its affiliates indirectly owned and managed the GKK Properties and thus have developed experience and expertise in the management and operations of bank branch and bank-related properties. As of the effective date of the Settlement Agreement, GKK Stars agreed to provide standard asset management services relating to the GKK Properties. On March 30, 2012, we, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an Asset Management Services Agreement (the “Services Agreement”) with the Property Manager, an affiliate of GKK Stars, with respect to the GKK Properties.  Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”).  On December 19, 2013, KBS Acquisition Sub entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with the Property Manager. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, we made a payment in the amount of $12.0 million to the Property Manager in satisfaction of the profit participation provisions under the Services Agreement. In addition, as compensation for the Services, we agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager.
The Amended Services Agreement will terminate on December 31, 2016, with a one-year extension option at our option, subject to certain terms and conditions contained in the Amended Services Agreement. The Amended Services Agreement supersedes and replaces all prior agreements related to the Services among us and our affiliates and the Property Manager and its affiliates.
We depend on the Property Manager to efficiently conduct the management and operations of the GKK Properties. If the Amended Services Agreement is terminated, we would be required to obtain such management services for the GKK Properties from other sources, which sources may not have the experience or capabilities of the Property Manager or its affiliates. Additionally, as our advisor has limited experience operating bank branch properties, should the Property Manager or an affiliate cease managing the GKK Properties, our ability to efficiently and effectively manage the GKK Properties would be affected, and as a result, the value of our stockholders’ investment could decline.

To the extent distributions exceed current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. We have paid distributions with proceeds from asset sales, financings, a loan from our advisor (which our advisor forgave without repayment) and our cash flows from operations. If we fund distributions from financings or sources other than cash flows from operations, the overall return to our stockholders may be reduced. On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary focus was the repayment of certain debt obligations. Our focus in 2014 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily the GKK Properties), refinancing upcoming maturities and paying down debt and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and, (ii) exceed a stockholder’s adjusted basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.
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
Declining economic conditions have had a significant impact on our real estate and real estate-related investments. In addition, these conditions have impacted the businesses of our tenants as well as the tenants in buildings securing our real estate-related investments. As a result of a decline in cash flows and projected future declines, on March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary focus was the repayment of certain debt obligations. We expect to continue to use available funds to reduce and manage certain other debt obligations and fund cash flow needs. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources.
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
As a result of general economic conditions over the last several years, our portfolio has experienced declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments, resulting in a general decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and downsizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt owed to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. Asset sales in 2011, 2012 and 2013 have resulted in, and expected future asset sales will result in, further decreases in operating cash flow.
Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to fund our operations. Our projected cash flow from operations may not be sufficient to cover our capital expenditures, amortization payment requirements on our debt obligations and principal pay-down requirements for our debt obligations at maturity or to allow us to meet the conditions for extension of our loans, which may require us to sell assets in order to meet our capital requirements. If our cash flow from operations deteriorates, we will be more dependent on asset sales to fund our operations and for our liquidity needs. Moreover, we may be unable to meet financial and operating covenants in our debt obligations, and our lenders may take action against us, including commencing foreclosure actions. If we are unable to meet future funding commitments or fund required capital expenditures, our borrowers or tenants may take legal action against us. This, in turn, could result in reductions in the value of our investments and therefore a reduction in the value of an investment in us. These factors could also have a material adverse effect on us and our stockholders’ return.
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
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment management and disposition strategies, which could decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for tenants in such regions. We may be unsuccessful in retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC, the entity that acted as our dealer manager, and/or other KBS-affiliated entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	public offerings of equity by us, which would entitle our dealer manager to dealer-manager fees and may entitle KBS Capital Advisors to increased acquisition and asset-management fees;

•	sales of properties and other investments, which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

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
We and other KBS-sponsored programs and KBS-advised investors rely on the same group of key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan, Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and David E. Snyder and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT II and KBS REIT III. Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS-sponsored programs and the investment advisors to KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Capital Advisors, other KBS-sponsored programs and other KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments and the value of our stockholders’ investment may decline.
All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and through KBS Capital Advisors and KBS Realty Advisors these persons serve as the advisor to KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. Messrs. Bren, Hall, McMillan and Schreiber have agreed to restrictions with respect to sponsoring another multi-family REIT while KBS Legacy Partners Apartment REIT is publicly offering securities. On January 29, 2014, KBS Legacy Partners Apartment REIT announced the termination of its follow-on public offering, effective as of March 31, 2014. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets, which would reduce the returns to our stockholders.

Our board of directors’ loyalties to KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT II and KBS REIT III. One of our directors is also a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

Because our independent directors are also independent directors of KBS REIT II and KBS REIT III, they receive compensation for service on the board of directors of KBS REIT II and KBS REIT III. Like us, KBS REIT II and KBS REIT III each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each conflicts or audit committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference conflicts or audit committee meeting attended). KBS REIT II also pays each independent director compensation for attending other committee meetings as follows: (i) $2,000 for each committee meeting attended (except that the meeting chairman is paid $3,000 for each committee meeting attended), and (ii) $2,000 for each teleconference committee meeting attended (except that the meeting chairman is paid $3,000 for each teleconference committee meeting attended). In addition, like us, KBS REIT II and KBS REIT III each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.
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
We have not had funds available for ordinary redemptions since the April 2009 redemption date, and we have amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2013, and further subject to the limitations described in the share redemption program plan document. On December 18, 2013, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2014 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence,” stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. Even if resumed, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice.
Pursuant to our share redemption program, once we have established an estimated value per share of our common stock, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $4.45 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of our appraised real estate properties, which were appraised as of November 30, 2013. Therefore, effective commencing with the December 31, 2013 redemption date, the redemption price for all shares eligible for redemption is $4.45 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and in response to fluctuations in the real estate and finance markets. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but we are not required to update the estimated value per share more frequently than every 18 months. If stockholders are able to sell their shares under the share redemption program, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $4.45 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2013, with the exception of our appraised real estate properties, which were appraised as of November 30, 2013. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority (“FINRA”) and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The estimated value per share was based upon the recommendation and valuation of our advisor.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but we are not required to update the estimated value per share more frequently than every 18 months.
The estimated value of our common stock does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $4.45 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our appraised real estate properties, which were appraised as of November 30, 2013. The estimated value does not take into account how developments subsequent to December 18, 2013 have affected the value of our investments. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 18, 2013, including:

•
asset sales and potential future asset sales at values different from those determined in our valuation as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets;

•	any impairments we may recognize with respect to certain of our real estate-related investments;

•	any increases or decreases in value of any of our real estate or real estate-related investments;

•	any disruptions in the real estate and financial markets or general economic conditions;

•
any inability to successfully operate and/or sell the GKK Properties or a downturn in the banking industry, given current economic conditions and the concentration of the GKK Properties in the financial services sector; or

•	any inability to meet our existing debt service obligations, or to repay or refinance such obligations on attractive terms or at all at or prior to maturity.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but we are not required to update the estimated value per share more frequently than every 18 months.
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
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter.
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
Our operating results and the performance of our properties are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office, industrial and bank branch buildings;

•
adverse local conditions, such as oversupply or reduction in demand for office, industrial and bank branch buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal tax), real estate, environmental and zoning laws;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in our cash flows from operations and a decrease in the value of our investments, which would have an adverse effect on our operations and on the value of our stockholders’ investment.

Since the acquisition of our real estate and real estate-related investments, downturns in national, regional and local economic conditions have impacted our properties’ operating performance and the operating performance of properties securing our real estate-related investments, which will reduce the overall return to our stockholders.
As a result of general economic conditions over the last several years, our portfolio experienced declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments, resulting in a general decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and downsizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt owed to us or sell the collateral at a price sufficient to repay our note balances in full when they become due.
Because of the concentration of a significant portion of our assets in North Carolina, any adverse economic, real estate or business conditions in North Carolina could adversely affect our operating results and stockholders’ return.
As of December 31, 2013, our real estate investments in North Carolina, excluding properties held for sale and held for non-sale disposition, represented 14% of our total annualized base rent. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space or resulting from the local business climate, could adversely affect our operating results and our stockholders’ return.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flows and our stockholders’ overall return.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues, which would adversely affect our cash flows. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment. As of December 31, 2013, our portfolio (excluding properties that were held for sale and properties that were held for non-sale disposition), consisted of approximately 10.7 million rentable square feet, was 85% occupied and our bad debt reserve for our properties was approximately 4.6% of annualized base rent. Included among these properties are 55 properties containing 1.9 million rentable square feet that were less than 70% occupied. As of December 31, 2013, excluding real estate held for sale and real estate held for non-sale disposition, nine of our properties containing 0.2 million rentable square feet were 100% vacant.
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our stockholders’ overall return is partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and reduce our stockholders’ overall return.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants. Certain leases to tenants of the GKK Properties permit such tenants to terminate their leases, in whole or in part, prior to their stated lease expiration dates, frequently with little or no termination fee being paid to us.

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
Any bankruptcy filing by or relating to a tenant could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.
Many tenants in the GKK Properties are banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the FDIC were appointed as receiver of a banking tenant because of that tenant’s insolvency, we would become an unsecured creditor of the tenant and only be entitled to share with the other unsecured non-depositor creditors in the tenant’s assets on an equal basis after payment to the depositors of their claims. The FDIC has broad powers to reject any contract (including a lease) of a failed depository institution that the FDIC deems burdensome if the FDIC determines that such rejection is necessary to promise the orderly administration of the institution’s affairs. By federal statute, a landlord under a lease rejected by the FDIC is not entitled to claim any damages with respect to the disaffirmation, other than rent through the effective date of the disaffirmation. The amount paid on claims with respect to the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as the returns to our stockholders.
The GKK Properties were transferred to us on an “as is” basis and, therefore, the value of the GKK Properties may decline if we subsequently discover problems with them.
Since, under the Settlement Agreement, the GKK Properties were transferred to us on an “as is” basis, we were not able to inspect or conduct standard due diligence on certain of the GKK Properties before their transfer to us. We did not receive representations, warranties and indemnities relating to the GKK Properties from Gramercy and/or its affiliates and, in certain cases, pursuant to the terms of the Settlement Agreement, certain of our indirect wholly-owned subsidiaries are required to indemnify Gramercy and/or its affiliates for certain matters, including environmental matters, in connection with the transfer of such GKK Properties. If we discover issues or problems related to the physical condition of a GKK Property, issues or problems related to zoning or compliance with ordinances and regulations with a GKK Property or other significant problems with a GKK Property, we will have no recourse against Gramercy and its affiliates and the value of the GKK Property may be less than our estimated value of the GKK Property. We may incur substantial costs in remediating or repairing a GKK Property or in ensuring its compliance with governmental regulations. If we choose to and are able to make such capital expenditures, they would reduce returns to our stockholders. In addition, we may be unable to rent these GKK Properties on terms favorable to us, or at all, which could also reduce the returns to our stockholders.

We were not able to conduct standard due diligence on or receive customary tenant estoppel certificates with respect to the GKK Properties. Because we did not receive tenant estoppel certificates or other assurances from the tenants of the GKK Properties, we may be subject to unknown liabilities relating to our leases with those tenants. Thus, the value of the GKK Properties may decline if we subsequently become subject to such liabilities pursuant to the leases related to the GKK Properties.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and reduce the value of our stockholders’ investment.
As a result of the transfers of the GKK Properties, a significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.
Because of the transfers of the GKK Properties, a significant portion of our revenue is derived from leases to financial institutions and as such, our portfolio has become less diversified. As of December 31, 2013, 45.6% of our annualized base rent was generated by leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate. Acquisitions of regional or community banks by larger financial institutions could lead to the closure of some of the bank branches formerly occupied by these regional or community banks. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base were more diversified.

Because of the transfers of the GKK Properties, Bank of America, N.A. represents a significant portion of the revenue generated by our real estate portfolio and the failure of this tenant to perform its obligations to us or to renew its leases upon expiration may adversely affect our cash flow and the returns to our stockholders.
Because of the transfers of the GKK Properties, as of December 31, 2013, Bank of America, N.A. represented approximately 20.7% of our real estate portfolio’s base rental income and occupied approximately 30.4% of our total rentable square feet. The default, financial distress or insolvency of Bank of America, N.A., or its failure to renew its leases with us upon expiration, could cause interruptions in the receipt of lease revenue from this tenant and the properties that it occupies and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant properties at a comparable lease rate or at all, which could affect our operating results and financial condition as well as the returns to our stockholders. See Note 3, “Real Estate Held for Investment — Operating Leases” in the notes to our consolidated financial statements filed herewith.
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
Any voluntary or involuntary bankruptcy filing by GKK Stars or any of its affiliates could have an adverse effect on our ability to indirectly retain title to or, with respect to a limited number of GKK Properties, indirectly retain a leasehold interest in, the GKK Properties, including the following:

•
Any transfers to us of equity interests in the entities owning the GKK Properties made within up to six years prior to a filing under some state bankruptcy codes potentially could be voided by a bankruptcy court as fraudulent transfers. If any such transfers are voided, it is possible that our liens on the GKK Properties subject to those transfers may not reattach with their existing priority.

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
Terrorist attacks and other acts of violence or war may affect the markets in which we operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in and expect that we will continue to invest in major metropolitan markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.
Risks Related to Real Estate-Related Investments
Our real estate-related investments are subject to the risks typically associated with real estate.
Our investments in mortgage and mezzanine loans and B-Notes are directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after we acquire or originate the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in real estate securities are similarly affected by real estate property values. Therefore, our real estate-related investments are subject to the risks typically associated with real estate, which are described above under the heading “— General Risks Related to Investments in Real Estate.”
Our investments in mortgage and mezzanine loans and B-Notes are and will be subject to interest rate fluctuations that affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
With respect to our fixed rate, long-term loans, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we no longer receive the revenue generated by those loans and may not be able to reinvest the proceeds at as high of an interest rate. For these reasons, our returns on these loans and the value of our stockholders’ investment in us are subject to fluctuations in interest rates.

Our mortgage and mezzanine loan and B-Note investments are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans generally are secured by commercial real estate properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies (including environmental legislation), natural disasters, terrorism, social unrest and civil disturbances.
In the event of any default under a mortgage loan held by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
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

Risks of cost overruns and non-completion of the renovation of the properties underlying loans we make or acquire may materially adversely affect our investments.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks and the risk that the construction, rehabilitation and subsequent leasing of the property is not completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment and we may not recover some or all of our investment.
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
We depend on borrowers for the revenue generated by our real estate-related investments and, accordingly, such revenue and the returns to our stockholders are partially dependent upon the success and economic viability of such borrowers.
The success of our real estate-related investments materially depends on the financial stability of the borrowers under such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses for us. In the event of a borrower default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the returns to our stockholders and the value of our stockholders’ investment.
Prepayments can adversely affect the yields on our debt investments.
The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If such prepayments occur, the yield on our portfolio may decline. In addition, if our debt assets are not repaid when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain debt investments.
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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect the returns to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the investments or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing to a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.
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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over “swaps,” which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
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
A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise have chosen to do so. A reduction in credit available may reduce our earnings and, in turn, the returns to our stockholders.
Further, credit facility providers have required and in the future may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
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
Our asset-specific loan loss reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement or other documents relating to the loan. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan. Our portfolio-based loan loss reserve is a reserve against all of the loans in our portfolio that are not specifically reserved. It is based on estimated probabilities of both term and maturity default and estimated loss severities for the portfolio. Our provision for loan losses of $2.1 million, all of which related to asset-specific loan loss reserves as of December 31, 2013, may not be sufficient to cover losses on these loans.
Risks Associated with Debt Financing
We incur and assume mortgage indebtedness, lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and obtain or assume long-term financing that may be secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt, or by taking title to properties that already had been pledged as security for debt we assumed in connection with taking title to such properties. We may also incur mortgage debt on properties that we already own in order to obtain capital to fund property improvements and other capital expenditures, and for other purposes. In addition, we may be forced to try to borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
Mortgage debt or the assumption of mortgage debt as part of taking title to a property increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties. For information relating to our loans which are currently in default, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments and Contingencies — Loan Maturities and Defaults.”
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
As of December 31, 2013, the borrower under the Jenkins Court Mortgage Loan, which we assumed pursuant to the Settlement Agreement, was out of debt service coverage compliance. As of December 31, 2013, the Jenkins Court Mortgage Loan had an outstanding principal balance of $14.4 million and the carrying value of the property securing the loan was $6.9 million. As a result of such non-compliance, the servicer imposed a “cash trap” and has the right to replace the property manager of the property. Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and have defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and is seeking a judgment against us in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, we and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. We expect the lender to attempt to exercise certain of its other rights under the loan and security documents.
Additionally, as of December 31, 2013, the borrower under another loan, which we assumed pursuant to the Settlement Agreement (the “BBD2 Loan”), was alleged by the loan servicer to be out of debt service coverage compliance. As of December 31, 2013, the BBD2 Loan had an outstanding principal balance of $194.2 million. Such alleged non-compliance does not constitute an event of default under the applicable loan and security documents. However, as a result of such alleged non-compliance, the servicer has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan. We are currently taking legal action against the servicer as we believe that the servicer failed to follow the terms of the loan agreement by miscalculating the operating income and expenses of the properties and the miscalculation led the servicer to incorrectly determine that the debt service ratio had fallen below the designated targets, which caused the “cash trap” to be triggered.
Certain of the mortgage loans that we assumed in connection with the transfers of the GKK Properties impose “cash traps”, which could adversely affect our financial condition and operating results.
Certain mortgage loans that we assumed in connection with the transfers of the GKK Properties impose “cash traps” as a condition of the transfer of the loan or when the financial performance of the GKK Properties securing such loans fails to meet certain financial metrics. If enforced, these “cash traps” could adversely affect our financial condition and operating results. If the provisions relating to “cash traps” in these mortgage loan documents are triggered, we may be required to fund excess cash flow into reserve accounts with our mortgage lenders until compliance with the required metrics is achieved. In such event, our liquidity will be negatively impacted, which could have an adverse effect on our results of operations and financial condition. As of December 31, 2013, two of the lenders under the loans we assumed (the BBD2 Loan and the Jenkins Court Mortgage Loan) had imposed a “cash trap” on the properties securing these loans, as described in the preceding paragraph.

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
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets (although restrictive covenants contained in certain loan documents related to debt we have incurred may not allow us to borrow up to this amount), and we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 54% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for distribution.
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
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, even though the sales might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that invest in our shares. Fiduciaries and IRA owners that invest the assets of such a plan or account in our common stock should satisfy themselves that:

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
Real Estate Investments
As of December 31, 2013, our real estate portfolio consisted of 407 properties encompassing 10.7 million rentable square feet, excluding eight properties that were held for non-sale disposition and 12 properties that were held for sale. The properties are located in 31 states and include office, industrial and bank branch properties. As of December 31, 2013, our portfolio was 85% occupied and the average annualized base rent per square foot of our real estate portfolio was $15.33 per square foot. The weighted-average remaining lease term of our real estate portfolio was 5.4 years as of December 31, 2013. For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Portfolio Lease Expirations
The following table reflects lease expirations of our 407 properties, excluding the eight properties that were held for non-sale disposition and the 12 properties that were held for sale, as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Leased Rentable Square Feet Expiring
Month-to-Month	53	$590	0.4%	107,705	1.2%
2014	59	10,883	7.9%	491,247	5.4%
2015	65	10,795	7.8%	578,103	6.4%
2016	86	13,401	9.7%	1,016,784	11.3%
2017	87	16,418	11.9%	749,683	8.3%
2018	56	6,900	5.0%	341,110	3.8%
2019	164	31,227	22.5%	3,526,107	39.1%
2020	23	5,407	3.9%	179,642	2.0%
2021	19	10,145	7.3%	579,734	6.4%
2022	14	10,508	7.6%	353,430	3.9%
2023	99	8,395	6.1%	507,506	5.6%
Thereafter (2)	44	13,711	9.9%	596,788	6.6%
Total	769	$138,380	100.0%	9,027,839	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring at various dates from 2024 through 2027.
We have assumed several leases related to the GKK Properties which contain shedding rights provisions. As of December 31, 2013, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during 2014 through 2016.
Concentration of Credit Risks
As of December 31, 2013, our highest tenant industry concentration (greater than 10% of our annualized base rent), excluding properties held for non-sale disposition and properties held for sale, was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	69	$63,131	45.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

As of December 31, 2013, no other tenant industries accounted for more than 10% of our annualized base rent.
As of December 31, 2013, we had a concentration of credit risk related to leases, with the following tenant that represented more than 10% of our annualized base rent (excluding annualized base rent generated by the eight properties that were held for non-sale disposition and the 12 properties that are held for sale):

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent (1)	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,243,129	30.4%	$28,589	20.7%	$8.82	(3)
_____________________
(1) Excludes properties held for non-sale disposition and properties held for sale.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) As of December 31, 2013, lease expiration dates ranged from 2014 to 2026 with a weighted-average remaining term of 6.3 years. Additionally, as of December 31, 2013, some of Bank of America’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates from 2014 through 2016.

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
Stockholder Information
As of March 3, 2014, we had approximately 189.4 million shares of common stock outstanding held by a total of approximately 42,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of Practice Guideline 2013–01, Valuations of Publicly Registered, Non-Listed REITs issued by the IPA in April 2013. For this purpose, we estimated the value of the shares of our common stock as $4.45 per share as of December 31, 2013. This estimated value per share is based on our board of directors’ approval on December 18, 2013 of an estimated value per share of our common stock of $4.45 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our appraised real estate properties, which were appraised as of November 30, 2013. There were no material changes between (i) September 30, 2013 with respect to our other assets and our liabilities and November 30, 2013 with respect to our appraised real estate properties and (ii) December 19, 2013 to the net values of our assets and liabilities that impacted the overall estimated value per share, with the exception of the declaration and payment of a distribution to stockholders of record as of the close of business on November 8, 2013, and subsequently paid on December 5, 2013, in the aggregate amount of $75.0 million, or $0.3950 per share of common stock. This distribution was funded from the proceeds from the sales of real estate. The impact of this distribution is reflected in the estimated value per share above, and excluding the impact of this distribution, our estimated value per share of common stock would be $4.85.
The conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal of methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s recommendation and valuation of our real estate properties was based on either (i) appraisals of certain of our real estate properties performed by Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, and based on the methodologies and assumptions described further below; or (ii) the contractual sales prices less actual or estimated closing costs in the case of properties that were under contract to sell as of December 18, 2013 or properties sold between September 30, 2013 and December 18, 2013.
We engaged Duff & Phelps to provide appraisals for our historical real estate properties, except for one property that was sold subsequent to September 30, 2013. In addition, we engaged Duff & Phelps to perform appraisals for all but 11 of the GKK properties. The 11 GKK properties not valued by Duff & Phelps either were under contract to sell as of December 18, 2013 or were sold subsequent to September 30, 2013. Duff & Phelps prepared appraisal reports summarizing key inputs and assumptions of its appraisals.
Our advisor used the appraisals of our real estate properties prepared by Duff & Phelps, together with our advisor’s valuation of each of our other assets and liabilities, to calculate and recommend an estimated value per share of our common stock. Upon the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by Duff & Phelps and our advisor’s estimated value of each of our other assets and liabilities, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $4.45 as the estimated value per share of our common stock. At a special meeting of the board of directors, the board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $4.45 as the estimated value per share of common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 18, 2013 as well as the calculation of our prior estimated value per share as of December 18, 2012:

	December 18, 2013 Estimated Value per Share	December 18, 2012 Estimated Value per Share (3)	Change in Estimated Value per Share
Real estate properties - historical (1)	$3.66	$4.51	$(0.85)
Real estate held for sale	0.48	—	0.48
Real estate - GKK properties (including properties held for sale) (1)	4.05	8.92	(4.87)
Foreclosed real estate held for sale	0.11	0.14	(0.03)
Real estate loans receivable	0.13	0.13	—
Real estate securities	0.10	—	0.10
Pledged government securities	—	0.46	(0.46)
Investments in joint ventures	0.15	0.13	0.02
Cash and restricted cash	1.13	1.17	(0.04)
Other assets	0.59	0.17	0.42
Mortgage and other debt obligations (2)	(5.17)	(9.92)	4.75
Other liabilities	(0.38)	(0.53)	0.15
Estimated value per share prior to December 5, 2013 distribution payment	$4.85	$5.18	$(0.33)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Distributions paid on December 5, 2013	$(0.40)	$—	$(0.40)
Total estimated value per share	$4.45	$5.18	$(0.73)
_____________________
(1) The decrease in value was primarily due to real estate property sales and to an overall decrease in the value of the remaining real estate properties.
(2) The decrease in mortgage and other debt obligations was primarily due to the repayment of principal related to asset sales and ongoing principal amortization payments. The decrease was partially offset by an increase in the mortgage debt fair value as discussed in note (2) of the table below.
(3) The December 18, 2012 estimated value per share was based upon the recommendation and valuation of our advisor. We engaged Duff & Phelps to review the assumptions and methodologies applied by our advisor in our advisor’s real estate valuation in accordance with a set of limited procedures and to perform valuations for the majority of the GKK properties. For more information relating to the December 18, 2012 estimated value per share and the assumptions and methodologies applied by our advisor and Duff & Phelps’ valuation of the GKK properties, see our Current Report on Form 8-K filed with the SEC on December 19, 2012.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the major contributors to the decrease in the estimated value per share from $5.18 to $4.45. The changes are not equal to the change in values of each asset and liability group presented in the table above due to asset sales, loan payments and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share. The decrease in our estimated value per share was due to the following:

	Change in Estimated Value (in thousands)	Change in Estimated Value per Share
Distributions paid on December 5, 2013	$(75,016)	$(0.40)
Real estate investments (including historical and GKK properties)	(33,791)	(0.18)	(1)
Capital expenditures on real estate (including historical and GKK properties)	(25,333)	(0.13)
Mortgage debt	(22,584)	(0.12)	(2)
Real estate securities	10,263	0.05	(3)
Undistributed operating cash flows	13,439	0.07	(4)
Other changes, net	(5,551)	(0.02)	(5)
	$(138,573)	$(0.73)	(6)
_____________________
(1) Includes one historical real estate property that was sold subsequent to September 30, 2013 and 11 GKK properties that were under contract to sell as of December 18, 2013 or were sold subsequent to September 30, 2013. The estimated values for the properties sold or under contract to sell were based on contractual sales price less actual or estimated closing costs.
(2) The change in the value of the notes payable is due to the notes being one year closer to maturity (based on the fair value methodology, the value of the notes payable accrete towards their face value as they get closer to maturity) and due to changes in market interest rates assumed in valuing the notes payable as compared to prior year.
(3) The change in value of the real estate securities is based on the gain on sale of 1,294,102 shares of common stock of Gramercy Property Trust, Inc. (“Gramercy”), the unrealized gain on the outstanding 2,705,898 shares of Gramercy common stock held by us as of September 30, 2013 and the unrealized gain on two million shares of Class B-2 non-voting common stock of Gramercy (which were converted to two million shares of common stock of Gramercy on December 6, 2013) adjusted for lack of marketability as of September 30, 2013.
(4) Amount includes operating cash flows from real estate properties that were under contract to sell as of December 18, 2013 or were sold subsequent to September 30, 2013, which may not provide future operating cash flows.
(5) “Other changes, net” consists of various unrelated insignificant items.
(6) The reconciliation of total change in estimated value does not reflect $6.2 million used to fulfill redemption requests in accordance with our share redemption program, as such redemptions resulted in no change to the estimated value per share because, while the gross net asset value was reduced by the $6.2 million of redemptions, it also resulted in a corresponding decrease in the number of shares outstanding.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. As of December 18, 2013, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation methodologies and assumptions and a process that is in compliance with the valuation guidelines established by the IPA. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm: Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise 20 of our historical real estate properties and 406 GKK properties. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we pay to Duff & Phelps is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real estate property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, Duff & Phelps did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
Duff & Phelps collected all reasonably available material information that it deemed relevant in appraising our real estate properties. Duff & Phelps relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures.
In conducting its investigation and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps, Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. Duff & Phelps relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver appraisal reports with respect to certain of our properties and Duff & Phelps will receive fees upon the delivery of such reports. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to December 18, 2013, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal and valuation services for us and our affiliates and have received fees in connection with such services. In connection with prior valuations of our shares, we engaged Duff & Phelps to provide valuations of certain of our properties and to provide a review, based on a limited set of procedures, of the methodologies and assumptions used by our advisor in valuing certain properties. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the valuations and appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal and valuation reports.

In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect Duff & Phelps’ analysis and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Duff & Phelps’ analyses.
Although Duff & Phelps considered any comments received from us or our advisor to its appraisal reports, the final appraised values of our real estate properties appraised by Duff & Phelps were determined by Duff & Phelps. The appraisal reports for our real estate properties appraised by Duff & Phelps are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Duff & Phelps did not solicit third-party indications of interest for our real estate properties. While Duff & Phelps is responsible for providing appraisals for our real estate properties, Duff & Phelps is not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ appraisal reports. All of the Duff & Phelps appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Historical Real Estate Properties: As of September 30, 2013, we owned 21 real estate properties (excluding the GKK properties) consisting of office and industrial properties. We engaged Duff & Phelps to provide appraisals for these historical investments, with the exception of one property that was sold subsequent to September 30, 2013 and was valued based on the sales price less estimated closing costs. Duff & Phelps appraised the other 20 of our historical real estate properties, using various methodologies including the direct capitalization approach, 10-year discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisals of each of these 20 historical real estate properties. Duff & Phelps calculated the discounted cash flow value of these 20 historical real estate properties using property level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the properties we own based on recent comparable market transactions, adjusted for unique property and market-specific factors.
The total appraised value of our 20 historical real estate properties appraised by Duff & Phelps using the valuation methods described above was $708.9 million. The estimated value for the historical real estate property sold subsequent to September 30, 2013 was $78.3 million. Based on all of the information obtained from these various sources the estimated value of the 21 historical real estate properties was $787.2 million, compared to a total cost basis, including acquisition fees and expenses and capital expenditures through September 30, 2013, of $1,024.6 million.
The following summarizes the key assumptions that Duff & Phelps used in the 10-year discounted cash flow models to appraise these 20 historical real estate properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.25% to 8.75%	7.31%
Discount rate	7.25% to 11.0%	8.08%
Annual net operating income growth rate (1)	(0.6)% to 10.3%	5.38%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period. The range of  CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the appraised value of our real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the 20 real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.09	$(0.08)	$0.13	$(0.11)
Discount rates	0.07	(0.07)	0.12	(0.12)
GKK Properties: As of September 30, 2013, the GKK properties (including 21 properties that were held for sale and seven properties that were held for non-sale disposition) consisted of 417 bank branch properties, office buildings, operations centers and other properties. We engaged Duff & Phelps to provide appraisals for 406 of the GKK properties. The total appraised value for these 406 GKK properties totaled $756.0 million. With respect to 11 GKK properties that were under contract to sell as of December 18, 2013 or were sold subsequent to September 30, 2013, the estimated value was based on contractual sale prices, net of actual or expected selling costs. The estimated value for these 11 GKK properties was $13.0 million. Based on all of the information obtained from these various sources, the estimated value of the GKK properties was $769.0 million, compared to a total cost basis, including capital expenditures through September 30, 2013, of $752.8 million.
Duff & Phelps appraised 352 of the GKK properties using the direct capitalization method, which applies a current market capitalization rate to the properties’ net operating income. In cases where a property was not stabilized, the estimated value was based on a stabilized property reduced for capital costs that would be incurred to lease up the property. The following summarizes the key assumption that was used to appraise these 352 GKK properties:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
5.50% to 11.50%	8.01%
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the appraised value of the 352 GKK properties that Duff & Phelps valued using the direct capitalization method and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the direct capitalization rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the 352 GKK properties valued by Duff & Phelps using the direct capitalization method. Additionally, the table below illustrates the impact on the estimated value per share if the capitalization rates were adjusted by 5% in accordance with the IPA guidance.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Capitalization rates	$0.12	$(0.12)	$0.20	$(0.18)
Duff & Phelps appraised 25 of the GKK properties by performing a 10-year discounted cash flow analysis. The following table summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to appraise these 25 GKK properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.50% to 9.25%	8.82%
Discount rate	7.00% to 11.50%	10.70%
Annual net operating income growth rate (1)	(3.01)% to 41.36%	4.03%
_____________________
(1) The net operating income CAGRs reflect both the contractual and market rents (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period.  The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the appraised value of these 25 GKK properties and, thus our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the 25 GKK properties valued by Duff & Phelps using the discounted cash flow analysis. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.01	$(0.01)	$0.01	$(0.01)
Discount rates	0.01	(0.01)	0.02	(0.01)
The remaining 29 GKK properties were appraised by Duff & Phelps using a present value cash flow analysis as we do not have a fee ownership interest in these GKK properties (with the exception of one vacant building with a long-term ground lease), but instead holds leasehold interests in the properties.
Finally, each 1% change in the appraised or estimated value of real estate, including both historical REIT properties and GKK properties, would result in a change of $0.08 to our estimated value per share.
Foreclosed Real Estate Held-for-Sale: The estimated value for our foreclosed condos held-for-sale is equal to their book value of $21.5 million as of September 30, 2013, which our advisor believes approximates net realizable value. Our advisor believes the book value of the foreclosed condos held-for-sale is fully recoverable upon the sales of the condos.
Real Estate Loans Receivable: The estimated values for our real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2013, but do not equal the book value of the loans in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate we will receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2013, we owned four real estate loans receivable, consisting of a mortgage loan, a mezzanine loan and two B-notes. The cost of our real estate loans receivable, including origination fees and costs but excluding principal repayments, was $28.0 million. As of September 30, 2013, the fair value of our investments in real estate loans receivable was $25.5 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 2.8 years, was approximately 15.0%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loans receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Real Estate Securities: The estimated value of our real estate securities of $19.3 million is equal to the GAAP fair value disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2013.
Participation Interest in Unconsolidated Joint Venture: As of September 30, 2013, we held an interest in an unconsolidated joint venture through which we have been granted a participation interest in certain future profits generated by the joint venture. Our advisor estimated the value of our participation interest in this unconsolidated joint venture using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service and making distributions to the other joint venture members until such members have received distributions sufficient to recover the entire amount of their invested capital plus a stipulated return. The cash flow estimates of the joint venture were reviewed by our advisor. As of September 30, 2013, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $28.0 million, respectively. The estimated value of our unconsolidated joint venture for purposes of our estimated value per share was calculated by applying a 12% discount rate to the estimated cash flows for a total value of $0.15 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rate of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.

Notes Payable: The estimated values of our notes payable are equal to the GAAP fair values as disclosed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, but do not equal the book value of the loans in accordance with GAAP. The values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms, including extensions we expect to be exercised, and the discount rates were based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2013, the fair value and carrying value of our notes payable were $981.7 million and $974.7 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 4.4 years, was approximately 5.1%. The table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.03)	$0.03	$(0.02)	$0.02
Other Assets and Liabilities: The carrying values of a majority of our other assets and liabilities are considered to equal their fair values due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the respective investments. Additionally, we excluded other net assets of approximately $4.8 million from the valuation related to certain real estate properties for which the estimated value was less than the face amount of the related notes payable secured by such properties. We believe that these properties may be foreclosed upon or otherwise turned over to the respective lenders in the near future and the value of the other assets may not ever be realized. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
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

Further, the estimated value per share as of December 18, 2013 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2013 with the exception of our appraised real estate properties, which were appraised as of November 30, 2013. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, in accordance with the recommended IPA guidelines, but are not required to update the estimated value per share more frequently than every 18 months.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$5.18	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$5.16	March 22, 2012	Current Report on Form 8-K, filed March 26, 2012
$7.32	December 2, 2010	Current Report on Form 8-K, filed December 10, 2010
$7.17	November 20, 2009	Current Report on Form 8-K, filed November 23, 2009
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
On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013. We paid this distribution on December 5, 2013. During 2012, we declared distributions based on daily record dates for each day during the period commencing January 1, 2012 through February 28, 2012. Distributions declared during 2013 and 2012, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$—	$—	$75,015	$75,015
Total Per Share Distribution	$—	$—	$—	$0.395	$0.395
Annualized Rate Based on Purchase Price of $10.00 Per Share	—%	—%	—%	(1)	3.95%

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$16,227	$—	$—	$—	$16,227
Total Per Share Distribution	$0.085	$—	$—	$—	$0.085
Annualized Rate Based on Purchase Price of $10.00 Per Share	(2)	—%	—%	—%	0.85%
_____________________
(1) On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013.
(2) On March 20, 2012, our board of directors approved the suspension of monthly distribution payments.

The tax composition of our distributions declared for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	—%	—%
Capital Gain	—%	—%
Return of Capital	100%	100%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt. Our primary concern was the repayment of certain debt obligations. Our focus in 2014 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily the GKK Properties), refinancing upcoming maturities and paying down debt and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
As a result of general economic conditions over the last several years, our portfolio has experienced declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments resulting in a general decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down sizing, have resulted in decreases in on our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. Asset sales over the past three years and expected future asset sales have resulted in and will result in further decreases in operating cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due.
Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to fund our operations. If our cash flow from operations deteriorates, we will be more dependent on asset sales to fund our operations and for our liquidity needs. These factors could also reduce our stockholders’ overall investment return.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2013, and further subject to the limitations described in the share redemption program plan document. On December 18, 2013, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2014 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time, if necessary.

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
Equity Compensation Plan
We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards have been granted under the plan as of March 7, 2014. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.
Unregistered Sales of Equity Securities
During the year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). On March 20, 2012, our board of directors amended and restated our share redemption program to provide only for these special redemptions. Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program, including:

•
During each calendar year, redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program) are limited to an annual amount determined by our board of directors. The annual dollar limitation for the share redemption program may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2013 was $10.0 million in the aggregate. On December 18, 2013, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

We do not currently expect to have funds available for ordinary redemptions in the future.
On March 6, 2013, our board of directors approved an amended and restated share redemption program. Pursuant to the amended and restated share redemption program, we modified how we process eligible redemptions that result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. The amended and restated share redemption program became effective on April 12, 2013.

The complete amended and restated share redemption program plan document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.
The only redemptions we made under the share redemption program in 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2013, we fulfilled all redemption requests that qualified as special redemptions under the share redemption program with proceeds from the sale of properties in 2013 and 2012.
In accordance with our share redemption program, once we establish an estimated value per share, the redemption price for all stockholders whose shares are eligible for redemption is equal to the estimated value per share as of the applicable redemption date. On December 18, 2012, our board of directors approved an estimated value per share of our shares of common stock of $5.18 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2012. As such, the redemption price for all stockholders whose shares were eligible for redemption was $5.18 per share (unaudited) for redemption dates from December 2012 through November 2013.
On December 18, 2013, our board of directors approved an estimated value per share of our shares of common stock of $4.45 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our appraised real estate properties, which were appraised as of November 30, 2013.  Commencing with the December 2013 redemption date, the redemption price for all shares eligible for redemption is $4.45 per share (unaudited).  For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but are not required to update the estimated value per share more frequently than every 18 months.
During the year ended December 31, 2013 we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	141,953	$5.18	(2)	(3)
February 2013	38,146	$5.18	(2)	(3)
March 2013	116,598	$5.18	(2)	(3)
April 2013	108,108	$5.18	(2)	(3)
May 2013	80,634	$5.18	(2)	(3)
June 2013	110,574	$5.18	(2)	(3)
July 2013	174,526	$5.18	(2)	(3)
August 2013	118,130	$5.18	(2)	(3)
September 2013	98,840	$5.18	(2)	(3)
October 2013	159,210	$5.18	(2)	(3)
November 2013	160,233	$5.18	(2)	(3)
December 2013	137,363	$4.45	(2)	(3)
Total	1,444,315
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the year ended December 31, 2013, we redeemed $7.4 million of shares of common stock. The only redemptions we made under our share redemption program during the year ended December 31, 2013 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the year ended December 31, 2013, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2014.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2013	2012	2011	2010	2009
Balance sheet data
Total real estate and real estate-related investments, net	$1,335,604	$1,820,366	$3,084,354	$2,204,198	$2,507,327
Total assets	1,744,897	2,303,555	3,504,788	2,433,390	2,640,011
Total notes payable and repurchase agreements	962,282	1,320,533	2,299,208	1,479,015	1,504,720
Total liabilities	1,089,004	1,522,140	2,644,531	1,548,506	1,590,650
Redeemable common stock	10,000	10,000	45,376	45,382	56,741
Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	645,893	771,415	814,881	861,838	987,833
	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Operating data
Total revenues	$218,108	$217,912	$143,513	$131,316	$150,441
(Loss) income from continuing operations	(88,294)	(78,292)	(63,577)	8,221	(158,588)
(Loss) income from continuing operations per common share - basic and diluted	$(0.46)	$(0.41)	$(0.34)	$0.05	$(0.89)
Net loss attributable to common stockholders	(46,495)	(43,142)	(19,338)	(90,352)	(182,966)
Net loss per common share, basic and diluted	$(0.24)	$(0.23)	$(0.10)	$(0.50)	$(1.03)
Other data
Cash flows provided by operating activities	$9,506	$34,438	$39,059	$53,388	$99,738
Cash flows provided by investing activities	184,803	888,678	189,322	166,931	1,358
Cash flows used in financing activities	(237,496)	(722,529)	(326,298)	(123,840)	(91,306)
Distributions declared	$75,015	$16,227	$98,776	$95,761	$108,811
Distributions declared per common share (1)	0.395	0.085	0.525	0.525	0.612
Weighted-average number of common shares outstanding, basic and diluted	190,454,153	191,547,385	188,134,294	182,437,352	177,959,297
Reconciliation of funds from operations (2)
Net loss attributable to common stockholders	$(46,495)	$(43,142)	$(19,338)	$(90,352)	$(182,966)
Depreciation of real estate assets	41,798	43,040	25,941	17,414	16,099
Depreciation of real estate assets - discontinued operations	3,954	27,353	34,961	25,721	25,606
Amortization of lease-related costs	33,777	38,696	24,818	18,412	28,385
Amortization of lease-related costs - discontinued operations	2,730	30,974	24,318	19,126	50,221
Impairment charges on real estate	40,190	31,882	6,833	—	—
Impairment charges on real estate - discontinued operations	8,975	37,218	45,744	123,453	—
Gain on sales of foreclosed real estate held for sale	(378)	(127)	(134)	(2,011)	—
Gain on sales of real estate, net	(47,997)	(53,691)	(5,141)	(5,646)	—
Gain on sale of real estate securities	(10,470)	(25,456)	—	—	—
Adjustments for noncontrolling interest - consolidated entity (3)	—	—	(2,053)	(27,699)	(8,183)
FFO	$26,084	$86,747	$135,949	$78,418	$(70,838)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2009 through February 28, 2012 and was outstanding as of November 8, 2013. Distributions for the period from January 1, 2009 through June 30, 2009 were based on daily record dates and calculated at a rate of $0.0019178 per share per day. Distributions for the period from July 1, 2009 through February 28, 2012 were based on daily record dates and calculated at a rate of $0.00143836 per share per day. On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013.
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
(3) The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $1.7 million, $1.8 million and $2.0 million, respectively, in 2011, 2010 and 2009 . Its share of amortization of lease-related costs was $0.3 million, $1.2 million and $6.2 million, respectively, in 2011, 2010 and 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I, Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.”
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
As of December 31, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in, 427 real estate properties (of which eight properties were held for non-sale disposition and 12 properties were held for sale), including the GKK Properties. In addition, as of December 31, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and were held for sale.
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
Our focus in 2014 is to manage our existing investment portfolio, including strategically selling assets, exploring value-add opportunities for existing assets (primarily certain of the GKK Properties), refinancing upcoming maturities and paying down debt, and distributing available cash to stockholders.
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
In the wake of the sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Recently, interest rates have become more volatile as the capital markets have begun to react to the end of QE.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are either directly secured by commercial real estate or secured by ownership interests in entities that directly or indirectly own and operate real estate. As a result, our real estate-related investments in general have been and likely will continue to be impacted by the same factors impacting our real estate investments. The relatively high yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore have impacted the ability of some borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $31.9 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within a year from December 31, 2013. As of December 31, 2013, we had recorded $2.1 million of reserves for loan losses related to one of our real estate-related investments.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2013, we had a total of $766.1 million of fixed rate notes payable and $210.4 million of variable rate notes payable. Including the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan, the Bridgeway Technology Center Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), we have $173.9 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2014. The BOA Windsor Mortgage Portfolio Loan, with an outstanding principal balance of $6.1 million, matured on October 31, 2012. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. The Bridgeway Technology Center Mortgage Loan, with an outstanding principal balance of $26.8 million, matured on August 1, 2013. The Jenkins Court Mortgage Loan, with an outstanding principal balance of $13.2 million, matures on August 11, 2030 and is currently in default. See the discussions of the loan maturities and defaults under “— Contractual Commitments and Contingencies — Loan Maturities and Defaults”.

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
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flows from operations and to redirect available funds to reduce our debt.  Our primary focus was and is the repayment of certain maturing debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2013. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program plan document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2014 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time, if necessary.
Our focus in 2014 is to manage our existing investment portfolio, including strategically selling assets, exploring value-add opportunities for existing assets (primarily certain of the GKK Properties), refinancing upcoming maturities and paying down debt, and distributing available cash to stockholders. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors.
On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013. We paid this distribution on December 5, 2013. This distribution was funded from the proceeds from the sales of real estate. In declaring this distribution management took into account the amount of cash on hand, anticipated refinancings, the repayment of certain of our debt obligations, capital expenditures and other potential cash needs through the remainder of 2013, as well as the proceeds from expected asset sales during the remainder of 2013. Prospectively, we intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
Additionally, we currently expect to make a determination regarding special distributions concurrent with our future announcements of the estimated value per share of our common stock. We expect that these special distributions will also constitute a return of a portion of the stockholders’ invested capital for federal income tax purposes and that such distributions will also reduce our estimated value per share. We currently expect to utilize the advisor and/or an independent valuation firm to update our estimated value per share in December 2014, in accordance with the recommended IPA Guidelines, but we are not required to update the estimated value per share more frequently than every 18 months.

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2013, our real estate held for investment, excluding one industrial property and seven GKK Properties held for non-sale disposition, was 85% occupied and our bad debt reserve was approximately 4.6% of annualized base rent.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of December 31, 2013, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the year ended December 31, 2013, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments and cash on hand. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the upcoming year.
Cash Flows from Operating Activities
As of December 31, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in 427 real estate properties (of which eight properties were held for non-sale disposition and 12 properties were held for sale), including the GKK Properties. In addition, as of December 31, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
During the year ended December 31, 2013, net cash provided by operating activities was $9.5 million, compared to $34.4 million of net cash provided by operating activities during the year ended December 31, 2012. Net cash from operations decreased in 2013 primarily due to the sales of real estate properties.
Cash Flows from Investing Activities
Net cash provided by investing activities was $184.8 million for the year ended December 31, 2013. The significant sources and uses of cash from investing activities were as follows:

•	$183.4 million of cash provided from the sale of real estate;

•	$22.2 million of cash provided from the sale of real estate securities;

•	$20.4 million of cash used for improvements to real estate;

•	$12.0 million of cash used for payment of contingent consideration related to the GKK Properties;

•	$7.6 million of cash provided from the sale of foreclosed real estate held for sale; and

•	$3.9 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $237.5 million for the year ended December 31, 2013. The significant uses of cash for financing activities were as follows:

•
$158.9 million of net cash used for the repayment of debt as a result of $343.5 million of principal payments on notes payable and $1.0 million of deferred financing costs, partially offset by proceeds from notes payable of $185.6 million;

•	$75.0 million of net cash used for distributions;

•	$7.4 million of cash used for redemptions of common stock; and

•	a $3.7 million decrease in restricted cash used for debt service obligations.

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
Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount actually paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. We calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly fee calculated, each month, as one twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
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
As of December 31, 2013, we had $211.4 million of cash and cash equivalents.
As of December 31, 2013, our borrowings and other liabilities were approximately 54% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations related to historical portfolio(1)(2)	$375,799	$103,199	$272,600	$—	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$600,694	$70,724	$122,361	$141,839	$265,770
Interest payments on outstanding debt obligations related to historical portfolio(3)	$19,197	$8,711	$10,486	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$210,967	$33,183	$60,536	$40,323	$76,925
Operating leases(4)	$100,849	$17,359	$33,488	$15,197	$34,805
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of December 31, 2013.
(2) Included in the “2014” payment column are the outstanding principal balances of the 801 Market Street Mortgage Loan of $37.6 million, the BOA Windsor Mortgage Portfolio Loan of $6.1 million and the Bridgeway Technology Center Mortgage Loan of $26.8 million, which matured on February 1, 2013, October 31, 2012 and August 1, 2013, respectively, without repayment. Also included in the “2014” payment column is the Jenkins Court Mortgage Loan of $14.4 million, which was in default and in receivership as of December 31, 2013. See “— Loan Maturities and Defaults” below.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of December 31, 2013. We incurred interest expense of $58.4 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $3.3 million, during the year ended December 31, 2013.
(4) Amounts relate to future minimum lease payments under non-cancelable building and ground leases, and excludes payments owed related to properties held for non-sale disposition.
Loan Maturities and Defaults
As of December 31, 2013, one outstanding loan secured by one of our historical real estate investments and two outstanding loans we assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding. The loans that matured without repayment had outstanding principal balances of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”), $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”). Additionally, as of December 31, 2013, we did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $14.4 million (the “Jenkins Court Mortgage Loan”), which we assumed pursuant to the Settlement Agreement, and the lender declared a default on June 24, 2013.
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges immediately due and payable. The Bridgeway Technology Center Mortgage Loan matured on August 1, 2013. On September 23, 2013, the lender commenced proceedings to foreclose on the property securing the loan. The lender may also attempt to exercise certain of its other rights under the loan documents. The carrying value of the property securing the Bridgeway Technology Center Mortgage Loan was $23.7 million as of December 31, 2013. The trustee’s sale date was originally set for February 13, 2014, but the trustee’s sale has been postponed due to discussions between us and the lender regarding a potential discounted payoff. However, we can give no assurances in this regard and the lender may ultimately end up foreclosing on the property securing the loan.
BOA Windsor Mortgage Portfolio Loan
The BOA Windsor Mortgage Portfolio Loan matured on October 31, 2012 and on February 14, 2013, proceedings relating to the foreclosure of the properties securing the loan were commenced. The carrying value of the properties securing the BOA Windsor Mortgage Portfolio Loan was $4.2 million as of December 31, 2013. On February 21, 2014, we entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing the BOA Windsor Mortgage Portfolio Loan to the lender in full satisfaction of the debt and other obligations due under the loan.

801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender has commenced foreclosure proceedings and is seeking a judgment against us in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, we and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On February 5, 2014, the lender and us entered into a release agreement whereby, in consideration of us stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release us from all matters related to the 801 Market Street Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by us, and any actual physical damage to the mortgaged property caused or committed by us. The aforementioned release of us is effective immediately upon the transfer of title to the mortgaged property to the lender or its designee or a third party purchaser by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and the effectiveness of the release of us, the lender has agreed not to pursue any actions against us other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on March 4, 2014, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the loan was $21.7 million as of December 31, 2013.
Jenkins Court Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and is seeking a judgment against us in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, we and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On December 12, 2013, the lender and us entered into a release agreement whereby, in consideration of us stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release us from all matters related to the Jenkins Court Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by us, and any actual physical damage to the mortgaged property caused or committed by us. The aforementioned release of us is effective immediately upon the transfer of title to the mortgaged property to the lender or its designee by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and the effectiveness of the release of us, the lender has agreed not to pursue any actions against us other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on December 20, 2013, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the Jenkins Court Mortgage Loan was $6.9 million as of December 31, 2013.
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
As of December 31, 2013, the borrower under the Jenkins Court Mortgage Loan was out of debt service coverage compliance. As a result of such non-compliance, the servicer imposed a “cash trap” and has the right to replace the manager of the property securing the loan. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “—Loan Maturities and Defaults — Jenkins Court Mortgage Loan.”

Additionally, as of December 31, 2013, the borrower under the BBD2 Loan was alleged by the loan servicer to be out of debt service coverage compliance. As of December 31, 2013, the BBD2 Loan had an outstanding principal balance of $194.2 million. Such alleged non-compliance does not constitute an event of default under the applicable loan and security documents. However, as a result of such alleged non-compliance, the servicer has imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and requires lender consent regarding the release of properties securing the loan. We are currently taking legal action against the servicer as we believe that the servicer failed to follow the terms of the loan agreement by miscalculating the operating income and expenses of the properties and the miscalculation led the servicer to incorrectly determine that the debt service ratio had fallen below the designated targets, which caused the “cash trap” to be triggered.
Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, we, through KBS Acquisition Sub, entered into the Services Agreement with the Property Manager with respect to the GKK Properties. Pursuant to the Services Agreement, the Property Manager agreed to provide the Services for the GKK Properties. The Property Manager is not affiliated with us or KBS Acquisition Sub.
  On December 19, 2013, KBS Acquisition Sub entered into the Amended Services Agreement with the Property Manager. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, we made a payment in the amount of $12.0 million to the Property Manager in satisfaction of the profit participation provisions under the Services Agreement. In addition, as compensation for the Services, we agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager.
The Amended Services Agreement will terminate on December 31, 2016, with a one-year extension option at our option, subject to certain terms and conditions contained in the Amended Services Agreement. The Amended Services Agreement supersedes and replaces all prior agreements related to the Services among us and its affiliates and the Property Manager and its affiliates.
Results of Operations
Overview
As of December 31, 2012, we owned or, with respect to a limited number of properties, held a leasehold interest in, 544 real estate properties, four real estate loans receivable (one of which was impaired), a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and were held for sale. Subsequent to December 31, 2012, we sold one office property and 111 GKK Properties; terminated the leases of five properties in which we held a leasehold interest; sold two retail spaces and parking spaces from the 10-story condominium building; and designated 12 properties as held for sale. Accordingly, we classified these properties as discontinued operations for all periods presented in our consolidated financial statements. As a result, as of December 31, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in, 427 real estate properties, including eight properties held for non-sale disposition and 12 properties (of which 11 properties were GKK Properties) classified as held for sale. Also, as of December 31, 2013, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale. Our results of operations for the years ended December 31, 2013 and 2012 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity, to the extent the disposed properties were not considered held for sale as of December 31, 2013. The results of operations for properties sold or held for sale are reclassified as discontinued operations for all periods presented.

Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table provides summary information about our results of operations for the year ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2013	2012
Rental income	$159,825	$157,140	$2,685	2%	$2,927	$(242)
Tenant reimbursements	51,302	53,268	(1,966)	(4)%	(1,584)	(382)
Interest income from real estate loans receivable	3,258	3,189	69	2%	N/A	N/A
Interest income from real estate securities	—	689	(689)	(100)%	N/A	N/A
Parking revenues and other operating income	3,723	3,626	97	3%	12	85
Operating, maintenance and management costs	86,203	80,899	5,304	7%	5,360	(56)
Real estate taxes, property-related taxes and insurance	28,988	28,122	866	3%	748	118
Asset management fees to affiliate	10,110	10,355	(245)	(2)%	—	(245)
General and administrative expenses	17,907	22,439	(4,532)	(20)%	(3,405)	(1,127)
Depreciation and amortization expense	75,575	81,736	(6,161)	(8)%	(3,643)	(2,518)
Interest expense	61,666	67,006	(5,340)	(8)%	(2,365)	(2,975)
Impairment charge on real estate	40,190	31,882	8,308	26%	(7,824)	16,132
Provision for loan losses	—	142	(142)	(100)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	378	127	251	198%	N/A	N/A
Gain on sales of real estate securities	10,470	25,456	(14,986)	(59)%	10,470	(25,456)
Income from unconsolidated joint venture	—	750	(750)	(100)%	N/A	N/A
Other income	2,731	—	2,731	100%	2,731	—
Gain on sales of real estate, net	47,997	53,691	(5,694)	(11)%	(12,268)	6,574
Income (loss) from discontinued operations	2,777	(2,836)	5,613	(198)%	6,040	(427)
Impairment charge on discontinued operations	(8,975)	(37,218)	28,243	(76)%	20,344	7,899
Gain from extinguishment of debt	—	21,513	(21,513)	(100)%	(21,513)	—
Rental income from our real estate properties increased by $2.7 million primarily due to higher rental rates and a net decrease of above-market in-place lease amortization for the year ended December 31, 2013 resulting from tenant lease expirations and early tenant lease renewals subsequent to December 31, 2012 with respect to the GKK Properties and slightly offset by lower occupancy (as a result of tenants vacating or tenants reducing leased space). Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $2.0 million primarily due to the reset of tenant base years and lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest income from real estate loans receivable remained constant at approximately $3.3 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate-related investments. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of December 31, 2013, one of the borrowers under our real estate loans receivable was delinquent.

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
Property operating, maintenance and management costs from our real estate properties increased by $5.3 million primarily due to repair and maintenance costs, utility expenses, bad debt expenses and other general operating expenses related to the GKK Properties. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties increased from $28.1 million during the year ended December 31, 2012 to $29.0 million during the year ended December 31, 2013 primarily due to general inflation. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees decreased from $10.4 million during the year ended December 31, 2012 to $10.1 million during the year ended December 31, 2013 due to the dispositions of real estate-related investments and the exclusion of an impaired real estate loan receivable from our asset management fee calculation beginning in March 2012. We expect asset management fees to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
General and administrative expenses decreased by $4.5 million primarily due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $6.1 million, as a result of a decrease of $3.6 million related to the GKK Properties and a decrease of $2.5 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $5.3 million, partially due to a decrease of $2.3 million related to debt secured by the GKK Properties. The $2.3 million decrease in interest expense related to the debt secured by the GKK Properties was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to December 31, 2012. Excluding debt secured by the GKK Properties, interest expense decreased by $3.0 million primarily due to an overall decrease to the average loan balance and lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $6.0 million for the years ended December 31, 2013 and December 31, 2012, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale and principal paydowns.

During the year ended December 31, 2013, we recognized an impairment charge on real estate properties held for investment of $40.2 million, with respect to 11 properties (including five GKK Properties and one historical property held for non-sale disposition), to reduce the book values of these real estate properties to their estimated fair values. These impairment charges were reflected in the latest estimated value per share of our common stock. We recognized an impairment charge of $31.9 million on real estate held for investment during the year ended December 31, 2012 with respect to four historical office properties, three historical industrial properties and seven GKK Properties. The facts and circumstances leading to the impairments on our real estate held for investment during the year ended December 31, 2013 are as follows:

•
Tysons Dulles Plaza: We recognized an impairment charge during the year ended December 31, 2013 of $19.5 million to reduce the carrying value of our investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. We revised our cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. We also revised our projections to address various deferred maintenance issues and other building system upgrades and replacements.

•
Bridgeway Technology Center: We recognized an impairment charge during the year ended December 31, 2013 of $6.6 million related to our investment in Bridgeway Technology Center, an office-flex property located in Newark, California, due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment. We defaulted on the mortgage loan secured by Bridgeway Technology Center and the lender commenced proceedings to foreclose on the property. As of December 31, 2013, these foreclosure proceedings were ongoing. As a result, we revised the projected hold period and recognized an impairment charge to reduce the carrying value of Bridgeway Technology Center to its estimated fair value. See “— Contractual Commitments and Contingencies — Loan Maturities and Defaults — Bridgeway Technology Center Mortgage Loan” for information regarding the status of the foreclosure proceedings.

•
University Park Buildings: We recognized an impairment charge during the year ended December 31, 2013 of $4.2 million related to our investment in the University Park Buildings, an office property located in Sacramento, California, due to a decrease in projected rental rates. As a result, the projected undiscounted cash flows decreased to an amount less than the carrying value of the property and we recognized an impairment charge to reduce the carrying value of the University Park Buildings to its estimated fair value.

•
Other Properties: We recognized impairment charges during the year ended December 31, 2013 of $9.9 million related to eight other properties held for investment. No impairment charge related to any individual property was greater than $2.2 million. These impairments generally resulted from changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

During the year ended December 31, 2013, we sold sold 4,613,398 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $10.5 million.  During the year ended December 31, 2012, we sold certain real estate securities to an unaffiliated buyer and recognized a gain on the sale of real estate securities of $25.5 million.
We recognized $2.7 million in other income during the year ended December 31, 2013 primarily related to the write-off of tax liabilities we recorded in connection with the transfer of the GKK Properties.
We recognized a gain on sale of real estate of $48.0 million related to the disposition of 111 GKK Properties and one historical office property during the year ended December 31, 2013. During the year ended December 31, 2012, we recognized a gain on sale of real estate of $53.7 million related to the disposition of six historical office properties, three historical industrial properties and 190 GKK Properties.
Income (loss) from discontinued operations for the years ended December 31, 2013 and December 31, 2012 was $2.8 million and $(2.8) million, respectively.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of December 31, 2013. During the year ended December 31, 2013, we sold 111 GKK Properties and one historical office property and designated 12 properties as held for sale (of which 11 were GKK Properties). We sold six historical office properties, three historical industrial properties and 190 GKK Properties during the year ended December 31, 2012. Total revenues and other income from discontinued operations decreased from $198.6 million during the year ended December 31, 2012 to $26.5 million during the year ended December 31, 2013.  Total expenses from discontinued operations decreased from $201.4 million during the year ended December 31, 2012 to $23.7 million during the year ended December 31, 2013.

During the year ended December 31, 2013, we recognized an impairment charge on real estate from discontinued operations of $9.0 million with respect to one historical office property and 30 GKK Properties held for sale or sold as of December 31, 2013. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. These impairment charges were reflected in the latest estimated value per share of our common stock. During the year ended December 31, 2012, we recognized an impairment charge on real estate from discontinued operations of $37.2 million with respect to three historical office properties, two historical industrial properties and 210 GKK Properties.
During the year ended December 31, 2012, we recognized a gain on extinguishment of debt from discontinued operations of $21.5 million related to the One Citizens Loan and the Goldman Mortgage Loan, which matured on January 11, 2012 and August 31, 2012, respectively. The gain on extinguishment of debt related to the One Citizens Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of $45.9 million and the carrying value of the real estate properties and other assets of approximately $34.9 million. The gain on extinguishment of debt related to the Goldman Mortgage Loan represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $175.9 million (excluding the value of our subordinated interest in the Goldman Mortgage Loan in excess of the $12.0 million cash consideration paid to us by the lender for our subordinated interest in the loan) and the carrying value of the real estate properties and other assets of approximately $165.4 million, at the time of the transfer of the properties and other assets in satisfaction of the loan.
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
The following table provides summary information about our results of operations for the year ended December 31, 2012 and 2011 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2012	2011
Rental income	$157,140	$96,505	$60,635	63%	$64,918	$(4,283)
Tenant reimbursements	53,268	28,531	24,737	87%	25,151	(414)
Interest income from real estate loans receivable	3,189	13,383	(10,194)	(76)%	N/A	N/A
Interest income from real estate securities	689	2,857	(2,168)	(76)%	N/A	N/A
Parking revenues and other operating income	3,626	2,237	1,389	62%	1,134	255
Operating, maintenance, and management costs	80,899	45,421	35,478	78%	36,795	(1,317)
Real estate taxes, property-related taxes and insurance	28,122	18,487	9,635	52%	9,485	150
Asset management fees to affiliate	10,355	12,012	(1,657)	(14)%	2,269	(3,926)
General and administrative expenses	22,439	20,271	2,168	11%	3,323	(1,155)
Depreciation and amortization expense	81,736	50,759	30,977	61%	33,689	(2,712)
Interest expense	67,006	48,172	18,834	39%	30,463	(11,629)
Impairment charge on real estate	31,882	6,833	25,049	367%	13,753	11,296
Provision for loan losses	142	11,999	(11,857)	(99)%	N/A	N/A
Gain on sales of foreclosed real estate held for sale	127	134	(7)	(5)%	N/A	N/A
Gain on sales of real estate securities	25,456	—	25,456	100%	N/A	N/A
Income from unconsolidated joint venture	750	5,029	(4,279)	(85)%	N/A	N/A
Other income	—	1,600	(1,600)	(100)%	—	(1,600)
Gain on sales of real estate, net	53,691	5,141	48,550	944%	48,319	231
Loss from discontinued operations	(2,836)	(6,794)	3,958	(58)%	5,865	(1,907)
Impairment charge on discontinued operations	(37,218)	(45,744)	8,526	(19)%	(27,126)	35,652
Gain from extinguishment of debt	21,513	115,531	(94,018)	(81)%	21,513	(115,531)
Rental income from our real estate properties increased by $60.6 million primarily due to an increase of $64.9 million related to the transfer of the GKK Properties. Excluding the GKK Properties, rental income decreased by $4.3 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space), lower rental rates for the year ended December 31, 2012 and a net decrease of below-market in-place lease amortization as a result of lease terminations.

Tenant reimbursements from our real estate properties increased by $24.7 million primarily due to an increase of $25.1 million related to the transfer of the GKK Properties. Excluding the GKK Properties, tenant reimbursements decreased by $0.4 million primarily due to lower occupancy (as a result of tenants vacating or tenants reducing leased space).
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
Property operating, maintenance, and management costs from our real estate properties increased by $35.5 million primarily due to an increase of $36.8 million related to the transfer of the GKK Properties. Excluding the GKK Properties, property operating, maintenance, and management costs decreased by $1.3 million primarily due to a decrease of $0.5 million in bad debt expense related to rental revenues and $0.8 million of bad debt expense related to an interest receivable write-off related to the 11 South LaSalle Loan during the year ended December 31, 2011 and a net decrease of $0.1 million in utilities and other operating expenses related to our real estate portfolio.
Real estate taxes, property-related taxes and insurance from our real estate properties increased by $9.6 million primarily due to an increase of $9.5 million related to the transfer of the GKK Properties. Excluding the GKK Properties, real estate taxes, property-related taxes and insurance increased by $0.1 million primarily due to an adjustment in property tax estimates.
The $1.7 million decrease in asset management fees was primarily due to the dispositions of real estate loans receivable and the exclusion of certain impaired real estate loans receivable from our asset management fee calculation.
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
Depreciation and amortization expense from our real estate properties increased by $31.0 million primarily due to an increase of $33.7 million related to the transfer of the GKK Properties. Excluding the GKK Properties, depreciation and amortization expense decreased by $2.7 million primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations, partially offset by an increase of tenant improvement additions and accelerated depreciation and amortization for early lease terminations or renewals during the year ended December 31, 2012.
Interest expense from the financing of our portfolio increased by $18.8 million primarily due to an increase of $30.4 million related to debt secured by the GKK Properties. Excluding debt secured by the GKK Properties, interest expense decreased by $11.6 million primarily due to a $7.7 million decrease related to the amortization of loan fee extension costs under the Amended Repurchase Agreements and a $3.8 million decrease due to an overall decrease to the average loan balance and lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $6.8 million and $6.0 million for the years ended December 31, 2011 and December 31, 2012, respectively.
During the year ended December 31, 2012, we recognized an impairment charge on real estate properties held for investment to reduce the book values of the real estate to their estimated fair values of $31.9 million with respect to four office properties, three industrial properties and seven GKK Properties. We recognized an impairment charge of $6.8 million on real estate held for investment during the year ended December 31, 2011 with respect to three industrial properties.

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
We recognized a gain on sale of real estate of $53.7 million related to the disposition of six historical office properties, three historical industrial properties and 190 GKK Properties during the year ended December 31, 2012. During the year ended December 31, 2011, we recognized a gain on sale of real estate of $5.1 million related to the disposition of seven historical industrial properties and three historical office properties.
Loss from discontinued operations for the year ended December 31, 2012 increased by $4.0 million compared to the year ended December 31, 2011.  Loss from discontinued operations is composed of the results of operations from properties sold and properties held for sale as of December 31, 2013. During the year ended December 31, 2012, we sold six historical office properties, three historical industrial properties and 190 GKK Properties. During the year ended December 31, 2011, we sold seven historical industrial properties, three historical office properties and transferred the National Industrial Portfolio (consisting of 23 industrial properties and a master lease) to the lender in full satisfaction of the debt secured by the properties. Total revenues and other income from discontinued operations increased from $167.6 million during the year ended December 31, 2011 to $198.6 million during the year ended December 31, 2012.  Total expenses from discontinued operations increased from $174.4 million during the year ended December 31, 2011 to $201.4 million during the year ended December 31, 2012.
During the year ended December 31, 2012, we recognized an impairment charge on real estate from discontinued operations of $37.2 million with respect to three historical office properties, two historical industrial properties and 210 GKK Properties held for sale or sold as of December 31, 2012. The impairment charge was primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements we have entered into, offers received which we intend to accept or broker estimates of value. During the year ended December 31, 2011, we recognized an impairment charge on real estate from discontinued operations of $45.7 million with respect to eight historical office properties and eight historical industrial properties.
During the year ended December 31, 2012, we recognized a gain on extinguishment of debt from discontinued operations of $21.5 million related to the One Citizens Loan and the Goldman Mortgage Loan, which matured on January 11, 2012 and August 31, 2012, respectively. See “— Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012.” During the year ended December 31, 2011, we recognized a gain on extinguishment of debt from discontinued operations of $115.5 million related to the National Industrial Portfolio Mortgage and Mezzanine Loans. The gain on extinguishment of debt related to the National Industrial Portfolio of $115.5 million (including amounts for noncontrolling interest of approximately $24.2 million) represents the difference between the carrying amount of the outstanding debt and other liabilities of $446.1 million and the carrying value of the real estate properties and other assets of $328.3 million, net of closing costs of $2.3 million, upon transfer of the properties.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above- and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, gain from extinguishment of debt, impairment charges related to our real estate-related investments and the net amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

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

•
Impairment charges on real estate loans receivable.  An impairment charge on real estate loans receivable represents a write-down of the carrying value of a real estate loan to reflect the current valuation of the asset, whether or not the asset is intended to be held long-term.  Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of MFFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance.  We believe it is useful to investors to have a supplemental metric that addresses core operating performance directly and therefore excludes such things as impairment charges on real estate loans receivable; and

•
Net amortization of discounts and premiums on mortgage loans related to the GKK Properties.  Discounts and premiums on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of discounts and premiums related to the debt assumed in connection with the Settlement Agreement in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of discounts and premiums has no ongoing economic impact on our operations.  The debt assumed related to the GKK Properties was marked to market as of the date we entered into Settlement Agreement, which resulted in discounts and premiums related to the debt assumed.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance.

Our calculation of FFO and MFFO is presented in the table below for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2013	2012	2011
Net loss attributable to common stockholders	$(46,495)	$(43,142)	$(19,338)
Depreciation of real estate assets	41,798	43,040	25,941
Depreciation of real estate assets - discontinued operations	3,954	27,353	34,961
Amortization of lease-related costs	33,777	38,696	24,818
Amortization of lease-related costs - discontinued operations	2,730	30,974	24,318
Impairment charges on real estate	40,190	31,882	6,833
Impairment charges on real estate - discontinued operations	8,975	37,218	45,744
Gain on sale of foreclosed real estate held for sale	(378)	(127)	(134)
Gain on sale of real estate, net	(47,997)	(53,691)	(5,141)
Gain on sale of real estate securities	(10,470)	(25,456)	—
Adjustments for noncontrolling interest - consolidated entity (1)	—	—	(2,053)
FFO	26,084	86,747	135,949
Straight-line rent and amortization of above- and below-market leases	(15,307)	(24,429)	(16,188)
Gain from extinguishment of debt	—	(21,513)	(115,531)
Amortization of discounts and closing costs on real estate loans receivable	(1,009)	(575)	(860)
Impairment charges on real estate loans receivable	—	142	11,999
Amortization of discounts and premiums on GKK notes payable, net	4,198	1,429	3,983
Adjustments for noncontrolling interest - consolidated entity (1)	—	—	23,867
MFFO	$13,966	$41,801	$43,219
_____________________
(1) Relates to the noncontrolling interest holder’s share of our consolidated joint venture for the FFO and MFFO adjustments noted above.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flows from operations were as follows during 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distributions Declared Per Share (1)	Distributions Paid (1)	Cash Flows From Operations
Period
First Quarter 2013	$—	$—	$—	$(308)
Second Quarter 2013	—	—	—	6
Third Quarter 2013	—	—	—	13,197
Fourth Quarter 2013	75,015	0.395	75,015	(3,389)
	$75,015	$0.395	$75,015	$9,506
_____________________
(1) On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013. We paid this distribution in cash on December 5, 2013. This distribution was funded from the proceeds from the sales of real estate. For more information relating to our distributions, see Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”

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
Revenue Recognition
Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.

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
Real Estate Held for Sale and Discontinued Operations
We generally consider non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, we record the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale.
Change in a Plan to Sell
When real estate is initially considered “held for sale” it is measured at the lower of its depreciated book value, or estimated fair value less estimated costs to sell. Changes in the market may compel us to decide to reclassify a property that was designated as held for sale to held for investment.  A property that is reclassified from held for sale to held for investment or non-sale disposition is measured and recorded individually at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used, or (ii) its fair value at the date of the subsequent decision not to sell. Any adjustment to the carrying amount of the property as a result of the reclassification is included in income from continuing operations as an impairment charge on real estate held for investment.
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

Foreclosed Real Estate Held for Sale
Foreclosed real estate held for sale consists of properties to which we have received title through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that we intend to market for sale in the near term. Foreclosed real estate held for sale is initially recorded at the estimated fair value of the real estate less estimated costs to sell, or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell, if any, is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in our consolidated statements of operations. The gain or loss on final disposition of foreclosed real estate held for sale is recorded as other income and is considered income (loss) from continuing operations as it represents the final stage of our loan collection process.
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
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of our real estate loans receivable. Actual losses, if any, could differ significantly from estimated amounts.
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
Disposition of Properties Subsequent to December 31, 2013
Crescent Green Buildings
On January 31, 2007, we, through an indirect wholly owned subsidiary, acquired three office buildings comprising 248,832 rentable square feet located on a 24-acre parcel of land in Cary, North Carolina (the “Crescent Green Buildings”). The purchase price of the Crescent Green Buildings was $48.1 million plus closing costs. On February 19, 2014, we sold the Crescent Green Buildings, which had a net book value of $36.5 million for $37.3 million. The purchaser is not affiliated with us or the advisor.

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
The table below summarizes the book values, weighted-average interest rates and fair values of our real estate loans receivable and notes payable for each category as of December 31, 2013 based on the maturity dates as of December 31, 2013 (dollars in thousands):

	Maturity Date (1)						Total Book Value (2)
	2014	2015	2016	2017	2018	Thereafter		Fair Value
Assets
Loans receivable
Mezzanine loans - fixed rate	$—	$—	$—	$5,025	$—	$—	$5,025	$2,882
Average effective interest rate (3)	—	—	—	7.9%	—	—	7.9%
Mortgage loans - fixed rate	$6,878	$—	$—	$—	$—	$—	$6,878	$6,833
Average effective interest rate (3)	9.2%	—	—	—	—	—	9.2%
B-notes - fixed rate	$—	$—	$—	$19,955	$—	$—	$19,955	$16,039
Average effective interest rate (3)	—	—	—	11.4%	—	—	11.4%
Liabilities
Notes payable
Fixed rate - Historical real estate properties	$103,199	$—	$62,200	$—	$—	$—	$165,399	$170,431
Weighted-average interest rate (4)	6.5%	—	5.9%	—	—	—	6.3%
Fixed rate - GKK Properties mortgage loans	$43,699	$35,701	$64,004	$124,858	$—	$318,221	$586,483	$584,546
Weighted-average interest rate (4)	11.1%	5.1%	5.5%	6.2%	—	6.6%	6.6%
Variable rate - Historical real estate properties	$—	$25,400	$185,000	$—	$—	$—	$210,400	$210,486
Weighted-average interest rate (4)	—	2.4%	2.0%	—	—	—	2.0%
_____________________
(1) The maturity dates presented are as of December 31, 2013.
(2) Book value of loans receivable is presented gross of portfolio-based reserve and asset-specific reserves. Book value of notes payable is presented net of discounts and premiums on notes payable.
(3) The average effective interest rate is calculated based on actual interest income recognized in 2013, including interest income recognized through accretion of discounts, calculated using the interest method, divided by the average cost basis of the investment less the unamortized discount. The average effective interest rates and maturity dates presented are as of December 31, 2013.
(4) Average interest rate is the weighted-average interest rate. Weighted-average interest rate as of December 31, 2013 is calculated as the contractual interest rate in effect as of December 31, 2013, using interest rate indices as of December 31, 2013, where applicable.

We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2013, the fair value and book value of our fixed rate real estate loans receivable were $25.8 million and $29.8 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2013, the fair value of our fixed rate debt was $755.0 million and the carrying value of our fixed rate debt was $751.9 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2013, we were exposed to market risks related to fluctuations in interest rates on our $210.4 million of variable rate debt outstanding. Based on interest rates as of December 31, 2013, if interest rates are 100 basis points higher during the 12 months ending December 31, 2014, interest expense on our variable rate debt outstanding would increase by approximately $2.1 million. As of December 31, 2013, one-month LIBOR was 0.1677% and if this index is reduced to 0% during the 12 months ending December 31, 2014, interest expense on our variable rate debt would decrease by $0.4 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of December 31, 2013 was 10.4%. The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2013, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2013 were 6.6% and 2.0%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2013, using interest rate indices as of December 31, 2013, where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreit.com.
The other information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein at pages F-45 through F-63 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1
Second Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 15, 2013, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.2
Third Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 16, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.3
Fourth Omnibus Amendment to Purchase and Sale Agreements (related to PB Capital), by and between First States Investors 3300 B, L.P. and National Financial Realty - WFB East Coast, LLC, dated as of January 17, 2013, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.4
Fifth Omnibus Amendment to Purchase and Sale Agreement and First Amendment to Omnibus Agreement (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and National Financial Realty - East Coast Portfolio I, LLC, dated as of January 18, 2013, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.5
Second Amendment to Purchase and Sale Agreement (related to PB Capital), by and between First States Investors 3300 B, L.P., National Financial Realty - WFB East Coast, LLC and National Financial Realty - East Coast Portfolio I, LLC, dated as of February 28, 2013, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.6
Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of November 8, 2013, incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2013

10.7	Amended and Restated Asset Management Services Agreement (related to the GKK Properties), by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, effective as of December 1, 2013

Ex.	Description

10.8
Loan Agreement (related to the Portfolio Loan), by and among various indirect wholly owned subsidiaries of the Company, U.S. Bank National Association and Bank of America, N.A., dated as of December 20, 2013

10.9
Promissory Note (Revolving Loan) (related to the Portfolio Loan), by and among various indirect wholly owned subsidiaries of the Company for the benefit of U.S. Bank National Association, dated as of December 20, 2013

10.10
Promissory Note (Revolving Loan) (related to the Portfolio Loan), by and among various indirect wholly owned subsidiaries of the Company for the benefit of Bank of America, N.A., dated as of December 20, 2013

10.11	Repayment Guaranty (related to the Portfolio Loan), by KBS REIT Properties, LLC for the benefit of U.S. Bank National Association, dated as of December 20, 2013

10.12
Assumption and Joinder Agreement (related to the Portfolio Loan - University Avenue), by and among by and among various indirect wholly owned subsidiaries of the Company, U.S. Bank National Association and Bank of America, N.A., dated as of January 21, 2014

10.13
Assumption and Joinder Agreement (related to the Portfolio Loan - Tysons Dulles Plaza), by and among by and among various indirect wholly owned subsidiaries of the Company, U.S. Bank National Association and Bank of America, N.A., dated as of January 21, 2014

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

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 7, 2014

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Real estate held for investment:
Land	$303,030	$312,758
Buildings and improvements	988,011	1,036,816
Tenant origination and absorption costs	107,747	123,988
Total real estate held for investment, at cost and net of impairment charges	1,398,788	1,473,562
Less accumulated depreciation and amortization	(171,759)	(154,893)
Total real estate held for investment, net	1,227,029	1,318,669
Real estate held for sale, net	51,770	430,165
Foreclosed real estate held for sale	19,064	26,275
Total real estate, net	1,297,863	1,775,109
Real estate loans receivable, net	29,768	28,846
Real estate securities	7,973	16,411
Total real estate and real estate-related investments, net	1,335,604	1,820,366
Cash and cash equivalents	211,391	254,578
Restricted cash	101,069	112,916
Rents and other receivables, net	39,576	44,743
Above-market leases, net	27,237	31,743
Assets related to real estate held for sale	1,635	9,540
Deferred financing costs, prepaid expenses and other assets	28,385	29,669
Total assets	$1,744,897	$2,303,555
Liabilities and equity
Notes payable:
Notes payable	$936,882	$995,866
Notes payable related to real estate held for sale	25,400	324,667
Total notes payable	962,282	1,320,533
Accounts payable and accrued liabilities	34,288	40,506
Due to affiliates	—	104
Below-market leases, net	53,978	66,849
Liabilities related to real estate held for sale	2,764	37,236
Other liabilities	35,692	56,912
Total liabilities	1,089,004	1,522,140
Commitments and contingencies (Note 15)
Redeemable common stock	10,000	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,616,701 and 191,061,016 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,896	1,911
Additional paid-in capital	1,670,356	1,677,725
Cumulative distributions and net losses	(1,030,911)	(909,401)
Accumulated other comprehensive income	4,552	1,180
Total stockholders’ equity	645,893	771,415
Total liabilities and stockholders’ equity	$1,744,897	$2,303,555
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$159,825	$157,140	$96,505
Tenant reimbursements	51,302	53,268	28,531
Interest income from real estate loans receivable	3,258	3,189	13,383
Interest income from real estate securities	—	689	2,857
Parking revenues and other operating income	3,723	3,626	2,237
Total revenues	218,108	217,912	143,513
Expenses:
Operating, maintenance, and management	86,203	80,899	45,421
Real estate taxes, property-related taxes, and insurance	28,988	28,122	18,487
Asset management fees to affiliate	10,110	10,355	12,012
General and administrative expenses	17,907	22,439	20,271
Depreciation and amortization	75,575	81,736	50,759
Interest expense	61,666	67,006	48,172
Impairment charges on real estate held for investment	40,190	31,882	6,833
Provision for loan losses	—	142	11,999
Total expenses	320,639	322,581	213,954
Other income
Gain on sales of foreclosed real estate held for sale	378	127	134
Gain on sales of real estate securities (includes $10.6 million and $25.2 million of unrealized gains reclassified from accumulated other comprehensive income during the years ended December 31, 2013 and 2012, respectively)	10,470	25,456	—
Income from unconsolidated joint venture	—	750	5,029
Other interest income	658	44	101
Other income	2,731	—	1,600
Total other income	14,237	26,377	6,864
Loss from continuing operations	(88,294)	(78,292)	(63,577)
Discontinued operations:
Gain on sales of real estate, net	47,997	53,691	5,141
Income (loss) from discontinued operations	2,777	(2,836)	(6,794)
Impairment charges on discontinued operations	(8,975)	(37,218)	(45,744)
Gain from extinguishment of debt	—	21,513	115,531
Total income from discontinued operations	41,799	35,150	68,134
Net (loss) income	(46,495)	(43,142)	4,557
Net income attributable to noncontrolling interest in discontinued operations	—	—	(23,895)
Net loss attributable to common stockholders	$(46,495)	$(43,142)	$(19,338)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.46)	$(0.41)	$(0.34)
Discontinued operations	0.22	0.18	0.24
Net loss per common share	$(0.24)	$(0.23)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	190,454,153	191,547,385	188,134,294
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(46,495)	$(43,142)	$4,557
Other comprehensive (loss) income
Reclassification of realized gain on real estate securities	(10,609)	(25,240)	—
Unrealized change in market value of real estate securities	13,867	1,294	28,902
Unrealized gains on derivative instruments	114	1,348	3,912
Total other comprehensive (loss) income	3,372	(22,598)	32,814
Total comprehensive (loss) income	(43,123)	(65,740)	37,371
Total comprehensive income attributable to noncontrolling interests	—	—	(23,986)
Total comprehensive (loss) income attributable to common stockholders	$(43,123)	$(65,740)	$13,385
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance, December 31, 2010	185,320,095	$1,853	$1,600,848	$(731,918)	$(8,945)	$861,838	$(22,336)	$839,502
Net (loss) income	—	—	—	(19,338)	—	(19,338)	23,895	4,557
Other comprehensive income	—	—	—	—	32,723	32,723	91	32,814
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,650)	(1,650)
Issuance of common stock	6,351,438	63	46,429	—	—	46,492	—	46,492
Redemptions of common stock	(940,000)	(9)	(6,872)	—	—	(6,881)	—	(6,881)
Transfers from redeemable common stock	—	—	6	—	—	6	—	6
Distributions declared	—	—	—	(98,776)	—	(98,776)	—	(98,776)
Commissions on stock issuances to affiliate	—	—	(1,115)	—	—	(1,115)	—	(1,115)
Other offering costs	—	—	(68)	—	—	(68)	—	(68)
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881	$—	$814,881
Net loss	—	—	—	(43,142)	—	(43,142)	—	(43,142)
Other comprehensive loss	—	—	—	—	(22,598)	(22,598)	—	(22,598)
Issuance of common stock	1,713,996	17	11,114	—	—	11,131	—	11,131
Redemptions of common stock	(1,384,513)	(13)	(7,715)	—	—	(7,728)	—	(7,728)
Transfers from redeemable common stock	—	—	35,376	—	—	35,376	—	35,376
Distributions declared	—	—	—	(16,227)	—	(16,227)	—	(16,227)
Commissions on stock issuances to affiliate	—	—	(262)	—	—	(262)	—	(262)
Other offering costs	—	—	(16)	—	—	(16)	—	(16)
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415	$—	$771,415
Net loss	—	—	—	(46,495)	—	(46,495)	—	(46,495)
Other comprehensive income	—	—	—	—	3,372	3,372	—	3,372
Redemptions of common stock	(1,444,315)	(15)	(7,369)	—	—	(7,384)	—	(7,384)
Distributions declared	—	—	—	(75,015)	—	(75,015)	—	(75,015)
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893	$—	$645,893
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(46,495)	$(43,142)	$4,557
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	75,575	81,736	50,759
Discontinued operations	6,684	58,327	59,279
Income from unconsolidated joint venture	—	—	(5,029)
Distribution of earnings from unconsolidated joint venture	—	—	5,029
Impairment charges on real estate - continuing operations	40,190	31,882	6,833
Impairment charges on real estate - discontinued operations	8,975	37,218	45,744
Amortization of investment in master lease	—	—	436
Noncash interest income on real estate-related investments	(1,009)	(575)	(860)
Change in provision for loan losses	—	53	11,935
Deferred rent	(4,095)	(6,662)	(7,654)
Bad debt expense	2,490	835	2,276
Amortization of deferred financing costs	1,216	6,850	8,112
Deferred interest payable	2,184	—	—
Amortization of above- and below-market leases, net	(11,212)	(17,767)	(8,970)
Amortization of cost of derivative instruments	—	—	474
Gain on sales of foreclosed real estate held for sale	(378)	(127)	(134)
Gain on sales of real estate, net	(47,997)	(53,691)	(5,141)
Gain on sales of real estate securities	(10,470)	(25,456)	—
Gain from extinguishment of debt	—	(21,513)	(115,531)
Amortization of discounts and premiums on notes payable, net	4,198	1,429	3,983
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	4,177	2,809	6,782
Rents and other receivables	6,586	2,801	(218)
Prepaid expenses and other assets	(5,714)	2,444	(15,330)
Accounts payable and accrued liabilities	(6,076)	(5,049)	(391)
Due to affiliates	(104)	104	(6,995)
Other liabilities	(9,219)	(18,068)	(887)
Net cash provided by operating activities	9,506	34,438	39,059
Cash Flows from Investing Activities:
Improvements to real estate	(20,359)	(21,805)	(34,685)
Proceeds from sales of real estate, net	183,379	833,469	176,857
Proceeds from sales of foreclosed real estate held for sale	7,589	2,700	20,396
Proceeds from sale of real estate loans receivable	—	16,830	32,381
Investments in real estate loans receivable	—	—	(41,159)
Principal repayments on real estate loans receivable	87	18	360
Extension fees related to real estate loans receivable	—	103	83
Proceeds from sale of real estate securities	22,166	46,214	—
Purchases of pledged securities	—	(1,833)	—
Maturities of pledged securities	—	10,424	—
Cash received from the Transfer of the GKK Properties	—	—	32,141
Net change in restricted cash for capital expenditures	3,941	2,558	2,948
Payment of contingent consideration related to the GKK Properties	(12,000)	—	—
Net cash provided by investing activities	184,803	888,678	189,322
Cash Flows from Financing Activities:
Proceeds from notes payable	185,634	159,382	172,839
Principal payments on notes payable	(343,498)	(699,525)	(260,312)
Principal payments on repurchase agreements	—	(149,657)	(162,396)
Cash surrendered from deed in lieu of foreclosures	—	(162)	(2,349)
Net change in restricted cash for debt service obligations	3,729	(8,410)	—
Payments of deferred financing costs	(962)	(2,557)	(12,326)
Payments to redeem common stock	(7,384)	(7,728)	(6,881)
Payments of commissions on stock issuances and other offering costs	—	(278)	(1,183)
Distributions paid to common stockholders	(75,015)	(13,594)	(52,040)
Distributions paid to noncontrolling interest	—	—	(1,650)
Net cash used in financing activities	(237,496)	(722,529)	(326,298)
Net (decrease) increase in cash and cash equivalents	(43,187)	200,587	(97,917)
Cash and cash equivalents, beginning of period	254,578	53,991	151,908
Cash and cash equivalents, end of period	$211,391	$254,578	$53,991
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2013, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 427 real estate properties (of which eight properties were held for non-sale disposition and 12 properties were held for sale), including the GKK Properties (defined below). In addition, as of December 31, 2013, the Company owned four real estate loans receivable, a participation interest with respect to another real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by the Company and are held for sale.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of December 31, 2013, the Company had redeemed 9,818,879 of the shares sold in the Offering for $77.6 million.
Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, the Company, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an Asset Management Services Agreement (the “Services Agreement”) with GKK Realty Advisors LLC (the“Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties. Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans (the “Services”) for the GKK Properties. The Property Manager is not affiliated with the Company or KBS Acquisition Sub.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

On December 19, 2013, KBS Acquisition Sub entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with the Property Manager. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, the Company made a payment in the amount of $12.0 million to the Property Manager in satisfaction of the profit participation provisions under the Services Agreement. In addition, as compensation for the Services, the Company agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager.
The Amended Services Agreement will terminate on December 31, 2016, with a one-year extension option at the Company’s option, subject to certain terms and conditions contained in the Amended Services Agreement. The Amended Services Agreement supersedes and replaces all prior agreements related to the Services among the Company and its affiliates and the Property Manager and its affiliates.

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. As of December 31, 2012, the Company had classified 108 GKK Properties as held for sale and reclassified one property that was previously held for sale to held for investment. During the year ended December 31, 2013, the Company disposed of 112 properties (of which 111 were GKK Properties), some of which were held for sale as of December 31, 2012. As of December 31, 2013, the Company had classified 12 properties (of which 11 were GKK Properties) as held for sale. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during the period ended December 31, 2013, as discontinued operations for all periods presented.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
December 31, 2013

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
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
December 31, 2013

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, the Company records the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale.
Change in a Plan to Sell
When real estate is initially considered “held for sale” it is measured at the lower of its depreciated book value, or estimated fair value less estimated costs to sell. Changes in the market may compel the Company to decide to reclassify a property that was designated as held for sale to held for investment.  A property that is reclassified from held for sale to held for investment or non-sale disposition is measured and recorded individually at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used, or (ii) its fair value at the date of the subsequent decision not to sell. Any adjustment to the carrying amount of the property as a result of the reclassification is included in income from continuing operations as an impairment charge on real estate held for investment.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Foreclosed Real Estate Held for Sale
Foreclosed real estate held for sale consists of properties to which the Company has received title through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Company intends to market for sale in the near term. Foreclosed real estate held for sale is initially recorded at the estimated fair value of the real estate less estimated costs to sell, or the fair value of the loan satisfied if more clearly evident. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell, if any, is charged-off against the reserve for loan losses when title to the property is obtained. Costs of holding the property are expensed as incurred in the Company’s consolidated statements of operations. The gain or loss on final disposition of foreclosed real estate held for sale is recorded as other income and is considered income (loss) from continuing operations as it represents the final stage of the Company’s loan collection process.
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
Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans receivable. Actual losses, if any, could differ significantly from estimated amounts.
Participation Interest in an Unconsolidated Joint Venture
The Company holds a participation interest with respect to a real estate joint venture.  The carrying value of this participation interest as of December 31, 2013 and 2012 was $0 and the Company did not record any income or losses with respect to this participation interest during the years ended December 31, 2013, 2012 and 2011.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, rent from master lease, letters of credit, debt service obligations and capital improvements and replacements.
Real Estate Securities
The Company classifies its investments in real estate securities as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) is reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) recognized in earnings.
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
The Company is required to distinguish between other-than-temporary impairments related to credit and other-than-temporary impairments related to other factors (e.g., market fluctuations) on its debt securities that it does not intend to sell and where it is not likely that the Company will be required to sell the security prior to the anticipated recovery of its amortized cost basis. The Company calculates the credit component of the other-than-temporary impairment as the difference between the amortized cost basis of the security and the present value of its estimated cash flows discounted at the yield used to recognize interest income. The credit component will be charged to earnings and the component related to other factors is recorded to other comprehensive income (loss).
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings. As of December 31, 2013, the Company had no derivative instruments.
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
December 31, 2013

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
Share Redemption Program
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). On March 20, 2012, the Company’s board of directors amended and restated the share redemption program, which amendment was effective on April 25, 2012, to provide only for these special redemptions. Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program, including:

•
During each calendar year, redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program) are limited to an annual amount determined by the board of directors. The annual dollar limitation for the share redemption program may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2013 was $10.0 million in the aggregate. On December 18, 2013, the Company’s board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

The Company currently does not expect to have funds available for ordinary redemptions in the future.
On March 6, 2013, the Company’s board of directors approved an amended and restated share redemption program. Pursuant to the amended and restated share redemption program, the Company modified how it processes eligible redemptions that result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. The amended and restated share redemption program became effective on April 12, 2013.
The Company redeems shares eligible for redemption at the estimated value per share of the Company’s common stock as of the applicable redemption date.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

On December 18, 2012, the Company’s board of directors approved an estimated value per share of the Company’s shares of common stock of $5.18 per share (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities divided by the number of shares outstanding, all as of September 30, 2012. As such, the redemption price for shares eligible for redemption was $5.18 per share for redemption dates from December 2012 through November 2013.
On December 18, 2013, the Company’s board of directors approved an estimated value per share of the Company’s shares of common stock of $4.45 per share (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities, or net asset value, divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s appraised real estate properties, which were appraised as of November 30, 2013. Commencing with the December 2013 redemption date, the redemption price for all shares eligible for redemption is $4.45 per share (unaudited).
The estimated value per share was based upon the recommendation and valuation of the Advisor. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets less the fair value of its liabilities according to GAAP, nor does it represent a liquidation value of the Company’s assets and liabilities or the price at which the Company’s shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of the Company’s debt obligations or the impact of restrictions on the assumption of debt.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but is not required to update the estimated value per share more frequently than every 18 months.
The Company’s board of directors may amend, suspend or terminate the share redemption program upon 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder upon the stockholder’s death, “qualifying disability” or “determination of incompetence” and therefore their redemption is outside the control of the Company. Pursuant to the share redemption program, beginning in 2012, the maximum amount redeemable under the Company’s share redemption program is limited to an annual dollar amount determined by the Company’s board of directors, as described above. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for redemptions in future periods as redeemable common stock in the accompanying balance sheets.
The Company classifies financial instruments that represent a mandatory obligation of the Company to redeem shares as liabilities. The Company’s redeemable common shares are contingently redeemable at the option of the holder upon the stockholder’s death, “qualifying disability” or “determination of incompetence.” When shares are tendered for redemption and the Company determines that it has a mandatory obligation to redeem shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.
The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2013, the Company redeemed $7.4 million of common stock. The only redemptions the Company made under the share redemption program in 2013 were those that qualified as, and met the requirements for, special redemptions under the share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” In 2013, the Company fulfilled all redemption requests that qualified as special redemptions under the Company’s share redemption program.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Related Party Transactions
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services, including the management of the Company’s investments and other services (including, but not limited to, the disposition of investments). The Company also reimbursed the Advisor for offering costs related to the dividend reinvestment plan (which terminated effective April 10, 2012) and for acquisition and origination expenses, and reimburses certain operating expenses incurred by the Advisor on behalf of the Company or incurred in connection with providing services to the Company such as certain costs of managing or selling the Company’s assets. As detailed in the Advisory Agreement, the Advisor is also entitled to certain other fees, including an incentive fee, upon achieving certain performance goals, and the Advisor and its affiliates may receive compensation in the form of stock-based awards.
Also, under the Dealer Manager Agreement, and to the extent permitted under state securities laws and subject to certain exceptions, if the Company paid selling commissions in connection with the issuance of shares to an investor in the primary offering, the Company paid the Dealer Manager selling commissions of up to 3.0% of gross offering proceeds from the issuance of shares to that investor under the dividend reinvestment plan (which terminated effective April 10, 2012). The Dealer Manager reallowed all such selling commissions to the broker-dealer associated with such account. The Company also reimbursed the Dealer Manager for certain expenses related to the dividend reinvestment plan offering.
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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and the other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it did not incur any subordinated participation in net cash flows or subordinated incentive listing fees during the year ended December 31, 2013 or any previous periods.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. The Company calculates the asset management fee for its investment in the GKK Properties based on the original cost of the Company’s investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties it owns or in which it holds a leasehold interest.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, returns for the calendar years 2009 through 2012 remain subject to examination by major tax jurisdictions.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock, as there were no potentially dilutive securities outstanding during the years ended December 31, 2013, 2012 and 2011, respectively.
Distributions declared per share of common stock were $0.395, $0.085 and $0.525 for the years ended December 31, 2013, 2012 and 2011, respectively. For the period from January 1, 2011 through February 28, 2012, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the period from January 1, 2011 through February 28, 2012 was a record date for distributions. On November 6, 2013, the Company’s board of directors declared a distribution in the amount of $0.395 per share of common stock to stockholders of record as of the close of business on November 8, 2013.
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
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate and real estate-related investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts, such as when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. ASU No. 2013-02 is effective for reporting periods beginning after December 31, 2012. The Company adopted ASU No. 2013-02 and elected to present significant amounts reclassified out of accumulated other comprehensive income and into net income on the face of the financial statements.
In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU No. 2013-07”). ASU No. 2013-07 requires an entity to use the liquidation basis of accounting when liquidation is determined to be imminent. The guidance in ASU 2013-07 would not be applied for limited-life entities unless an approved plan for liquidation differs from the plan for liquidation specified at the entity’s inception, primarily considering whether the entity would be compelled to sell its assets through liquidation in exchange for proceeds not commensurate with their fair value. ASU 2013-07 is effective for entities that determine liquidation is imminent during interim and annual reporting periods beginning after December 15, 2013, and early adoption is permitted. The Company does not expect the adoption of ASU 2013-07 to have an impact on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2013, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 10.7 million rentable square feet and was 85% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.6 million rentable square feet related to the GKK Properties held for investment, which were 82% occupied as of December 31, 2013. In addition to the properties discussed in the preceding sentences, the Company owned one industrial property and seven GKK Properties encompassing approximately 0.8 million rentable square feet that were held for non-sale disposition as of December 31, 2013, see “—Real Estate Held for Non-Sale Disposition” below.
The following table summarizes the Company’s investments in real estate as of December 31, 2013 and 2012 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of December 31, 2013:
Office	$75,797	$429,455	$5,765	$511,017
Industrial	24,289	113,706	5,220	143,215
GKK Properties	202,944	444,850	96,762	744,556
Real estate held for investment, at cost and net of impairment charges (1)	$303,030	$988,011	$107,747	$1,398,788
Accumulated depreciation/amortization	—	(132,800)	(38,959)	(171,759)
Real estate held for investment, net	$303,030	$855,211	$68,788	$1,227,029
As of December 31, 2012:
Office	$82,189	$468,063	$16,605	$566,857
Industrial	26,465	123,219	5,261	154,945
GKK Properties	204,104	445,534	102,122	751,760
Real estate held for investment, at cost and net of impairment charges	$312,758	$1,036,816	$123,988	$1,473,562
Accumulated depreciation/amortization	—	(118,256)	(36,637)	(154,893)
Real estate held for investment, net	$312,758	$918,560	$87,351	$1,318,669
_____________________
(1) See “—Impairment of Real Estate.”
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the Company’s leases, including the GKK Properties held for investment and excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.2 years with a weighted-average remaining term of 5.4 years. As of December 31, 2013, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 13.2 years with a weighted-average remaining term of 5.8 years. Some of the Company’s leases referenced above have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of December 31, 2013, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during 2014 through 2016. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.2 million and $3.6 million as of December 31, 2013 and 2012, respectively.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

During the years ended December 31, 2013, 2012 and 2011, the Company recognized deferred rent from tenants of $4.0 million, $5.2 million and $3.6 million, respectively. These excess amounts for the years ended December 31, 2013, 2012 and 2011 were net of $1.4 million, $0.4 million and $0.3 million of lease incentive amortization, respectively. As of December 31, 2013 and 2012, the cumulative deferred rent balance was $30.0 million and $23.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $7.2 million and $5.0 million of unamortized lease incentives as of December 31, 2013 and 2012, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of December 31, 2013 for the years ending December 31 is as follows (in thousands):

2014	$129,295
2015	123,385
2016	116,962
2017	102,853
2018	89,893
Thereafter	243,610
$805,998
As of December 31, 2013, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent), excluding properties held for non-sale disposition, was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	69	$63,131	45.6%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2013, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of December 31, 2013, the Company had a bad debt expense reserve of $6.4 million, which represents approximately 4.6% of its annualized base rent. The Company’s bad debt expense reserve included $6.3 million related to the GKK Properties. During the years ended December 31, 2013, 2012 and 2011, the Company recorded bad debt expense related to its tenant receivables of $2.2 million, $0.7 million and $2.2 million, respectively.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

As of December 31, 2013, the Company had a concentration of credit risk related to leases, excluding properties held for non-sale disposition, with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics (1)
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,243,129	30.4%	$28,589	20.7%	$8.82	(3)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2013, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) As of December 31, 2013, lease expiration dates ranged from 2014 to 2026 with a weighted-average remaining term of 6.3 years. Additionally, as of December 31, 2013, some of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates from 2014 through 2016.
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

	Years Ended December 31,
	2013	2012	2011
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$88,942	$83,334	$93,454
Income (loss) before income taxes	16,172	3,072	(230)
Net income	11,431	4,188	1,446

	As of
	December 31, 2013	December 31, 2012
Consolidated Balance Sheets (in millions)
Total assets	$2,102,273	$2,209,974
Total liabilities	1,869,588	1,973,018
Total stockholders’ equity	232,685	236,956
Geographic Concentration Risk
As of December 31, 2013, the Company’s net investments in real estate in North Carolina, excluding properties held for non-sale disposition, represented 10% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company has recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the year ended December 31, 2013, the Company recorded an impairment charge of $40.2 million with respect to 11 of its real estate properties held for investment.  See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.  The facts and circumstances leading to the impairments on the Company’s real estate held for investment are as follows:
Tysons Dulles Plaza
The Company recognized an impairment charge during the year ended December 31, 2013 of $19.5 million to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. The Company also revised its projections to address various deferred maintenance issues and other building system upgrades and replacements.
Bridgeway Technology Center
The Company recognized an impairment charge during the year ended December 31, 2013 of $6.6 million related to its investment in Bridgeway Technology Center, an office-flex property located in Newark, California, due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment. The Company defaulted on the mortgage loan secured by Bridgeway Technology Center and the lender commenced proceedings to foreclose on the property. As of December 31, 2013, these foreclosure proceedings were ongoing. As a result, the Company revised the projected hold period and recognized an impairment charge to reduce the carrying value of Bridgeway Technology Center to its estimated fair value. See Note 9, “Notes Payable — Loan Maturities and Defaults — Bridgeway Technology Center Mortgage Loan,” for information regarding the status of the foreclosure proceedings.
University Park Buildings
The Company recognized an impairment charge during the year ended December 31, 2013 of $4.2 million related to its investment in the University Park Buildings, an office property located in Sacramento, California, due to a decrease in projected rental rates. As a result, the projected undiscounted cash flows decreased to an amount less than the carrying value of the property and the Company recognized an impairment charge to reduce the carrying value of the University Park Buildings to its estimated fair value.
Other Properties
The Company recognized impairment charges during the year ended December 31, 2013 of $9.9 million related to eight other properties held for investment. No impairment charge related to any individual property was greater than $2.2 million. These impairments generally resulted from changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Real Estate Held for Non-Sale Disposition
As of December 31, 2013, the Company owned one industrial property and seven GKK Properties that were held for non-sale disposition.  These properties were security for the Bridgeway Technology Center Mortgage Loan, the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), each of which was in default as of December 31, 2013. In the event the Company relinquishes the assets that are security for these loans to the respective lenders, the Company would record a gain on extinguishment of debt equal to the difference between the carrying amount of the debt and the carrying amount of the collateral. For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable.” The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues related to real estate held for non-sale disposition
Total revenues	$13,671	$13,482	$5,827
Expenses related to real estate held for non-sale disposition
Operating expenses	18,128	12,001	5,875
Impairment charge	6,614	20,631	—
Depreciation and amortization	2,848	6,052	3,056
Total expenses related to real estate held for non-sale disposition	27,590	38,684	8,931
Net loss related to real estate held for non-sale disposition	$(13,919)	$(25,202)	$(3,104)
The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$62,192	$71,321
Accumulated depreciation and amortization	(5,581)	(5,627)
Real estate held for non-sale disposition, net	56,611	65,694
Restricted cash	11,780	7,033
Above-market leases, net	499	725
Other assets	2,059	3,887
Total assets	$70,949	$77,339
Liabilities related to real estate held for non-sale disposition
Notes payable, net	80,469	79,319
Accounts payable and accrued liabilities	8,535	2,523
Below-market leases, net	627	809
Other liabilities	683	642
Total liabilities	$90,314	$83,293

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2013 and 2012, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cost, net of impairments (1)	$107,747	$123,988	$37,435	$40,785	$(84,357)	$(86,362)
Accumulated Amortization (1)	(38,959)	(36,637)	(10,198)	(9,042)	30,379	19,513
Net Amount	$68,788	$87,351	$27,237	$31,743	$(53,978)	$(66,849)
_____________________
(1) In 2013 and 2012, the Company wrote-off fully amortized tenant origination and absorption costs of $16.1 million and $11.2 million, respectively, above-market lease assets of $3.4 million and $5.0 million, respectively, and below-market lease liabilities of $2.0 million and $5.6 million, respectively.
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amortization	$(18,433)	$(22,373)	$(14,350)	$(4,506)	$(6,824)	$(4,620)	$12,845	$13,545	$7,773
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2013 is expected to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2014	$(14,556)	$(3,918)	$11,449
2015	(11,443)	(3,658)	10,551
2016	(10,071)	(3,391)	10,061
2017	(9,152)	(2,808)	8,862
2018	(8,599)	(2,507)	5,755
Thereafter	(14,967)	(10,955)	7,300
	$(68,788)	$(27,237)	$53,978
Weighted-Average Remaining Amortization Period	6.5 years	9.3 years	5.7 years

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2013 and 2012, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2013 (1)	Book Value as of December 31, 2013 (2)	Book Value as of December 31, 2012 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,025	$5,033	5.4%	7.9%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,878	6,878	6,850	8.0%	9.2%	09/01/2014
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	16,710	16,048	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,936	3,245	3,137	6.1%	12.4%	07/11/2017
				$35,814	$31,858	$31,068
Reserve for Loan Losses (6)				—	(2,090)	(2,222)
				$35,814	$29,768	$28,846
_____________________
(1) Outstanding principal balance as of December 31, 2013 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2013, using the interest method, divided by the average amortized cost basis of the investment during 2013. The contractual interest rates and the annualized effective interest rates presented are for the year ended December 31, 2013.
(4) The Company had recorded an asset-specific loan loss reserve against this investment during the year ended December 31, 2013. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During year ended December 31, 2013, the Company recognized $1.8 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”
As of December 31, 2013 and 2012, interest receivable from real estate loans receivable was $0.5 million and $0.4 million, respectively, and is included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2013 (in thousands):

Face Value (Funded)
2014	$6,878
2015	—
2016	—
2017	28,936
2018	—
Thereafter	—
$35,814

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2013 (in thousands):

Real estate loans receivable, net - December 31, 2012	$28,846
Principal repayments received on real estate loans receivable	(87)
Interest accretion	972
Amortization of origination fees and costs, net	37
Real estate loans receivable, net - December 31, 2013	$29,768
The following summarizes the Company’s investments in real estate loans receivable as of December 31, 2013 (in thousands):

Outstanding principal balance	$35,814
Discounts on real estate loans receivable	(8,060)
Accumulated accretion of discounts on purchases of real estate loans receivable	3,955
Origination fees and costs on purchases and originations of real estate loans receivable	348
Accumulated amortization of origination fees and costs, net	(199)
Reserve for loan losses	(2,090)
Real estate loans receivable, net - December 31, 2013	$29,768
For the years ended December 31, 2013, 2012 and 2011, interest income from real estate loans receivable consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Contractual interest income	$2,249	$2,363	$11,592
Interest accretion	972	767	1,099
Amortization of origination fees and costs, net	37	59	692
Interest income from real estate loans receivable	$3,258	$3,189	$13,383
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the years ended December 31, 2013 and 2012, the Company recognized $0.4 million and $0.4 million, respectively, of interest income related to the Sandmar Mezzanine Loan with an asset-specific reserve. Additionally, as of December 31, 2013, the Company had interest income receivable of $0.4 million related to the Sandmar Mezzanine Loan.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the year ended December 31, 2013 were as follows (in thousands):

Reserve for loan losses, December 31, 2012	$2,222
Charge-offs to reserve for loan losses	(132)
Reserve for loan losses, December 31, 2013	$2,090

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

As of December 31, 2013, the total reserve for loan losses consisted of $2.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.
The Company did not record a provision for loan loss reserves during the year ended December 31, 2013 and charged -off $0.1 million of reserves for loan losses related to the Sandmar Mezzanine Loan. For the year ended December 31, 2012, the Company recorded a provision for loan loss reserves of $0.1 million and also charged-off $72.1 million of reserves for loan losses related to the write-off of the Petra Subordinated Debt Tranche A and Petra Subordinated Debt Tranche B and the sale of the 11 South LaSalle Loan. As of December 31, 2013, the Company did not record a portfolio-based loan loss reserve, as each loan was evaluated for an asset-specific reserve. As of December 31, 2013, the borrower under the Sandmar Mortgage Loan was delinquent. For the year ended December 31, 2011, the provision for loan loss reserves was comprised of an increase of $30.1 million to the asset-specific loan loss reserves, offset by a decrease of $18.1 million of loan loss reserves previously calculated on a portfolio-basis. During the year ended December 31, 2011, the Company also charged-off $35.4 million of reserves for loan losses. During the year ended December 31, 2011, the Company recovered $0.1 million of reserves for loan losses related to the foreclosure of the 200 Professional Drive Loan.

6.	REAL ESTATE SECURITIES
As of December 31, 2013, the Company owned 1,386,602 shares of common stock, par value of $0.001 per share, of Gramercy. The Company classified its investment in the Gramercy shares as available-for-sale as the Company did not have the ability to sell the shares during certain lockout periods at the time the shares were acquired. As of December 31, 2013, there were no restrictions on the Company’s ability to sell its remaining shares of common stock of Gramercy. As of December 31, 2013, the carrying value of the Gramercy shares was $8.0 million based on a closing market price of $5.75 per share of common stock, as of December 31, 2013.
During the year ended December 31, 2013, the Company sold 4,613,398 shares of common stock of Gramercy for an aggregate sales price of $22.3 million. As a result, during the year ended December 31, 2013, the Company realized a gain on sale of its shares of common stock of Gramercy of $10.6 million. The following summarizes the activity related to real estate securities for the year ended December 31, 2013 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2012	$15,117	$1,294	$16,411
Unrealized change in market value of real estate securities	—	13,867	13,867
Sale of real estate securities	(11,696)	(10,609)	(22,305)
Real estate securities - December 31, 2013	$3,421	$4,552	$7,973

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2012, the Company disposed of six office properties, three industrial properties and 190 GKK Properties. During the year ended December 31, 2013, the Company disposed of 112 properties (of which 111 were GKK Properties) and classified 12 properties (of which 11 were GKK Properties) with an aggregate net book value of $51.8 million as held for sale. The Company recorded impairment charges of $9.0 million, $37.2 million and $45.7 million related to discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively. The impairment charges were primarily a result of a reduction in the estimated sales prices of certain properties held for sale.  The estimated sales prices were based on purchase and sale agreements the Company had entered into, offers received which the Company intends to accept or broker estimates of value. The following table summarizes operating income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total revenues and other income	$26,493	$198,569	$167,595
Total expenses	23,716	201,405	174,389
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	2,777	(2,836)	(6,794)
Gain on sales of real estate, net	47,997	53,691	5,141
Impairment charge	(8,975)	(37,218)	(45,744)
Gain from extinguishment of debt	—	21,513	115,531
Income from discontinued operations	$41,799	$35,150	$68,134
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$62,050	$480,053
Accumulated depreciation and amortization	(10,280)	(49,888)
Real estate held for sale, net	51,770	430,165
Other assets	1,635	9,540
Total assets related to real estate held for sale	$53,405	$439,705
Liabilities related to real estate held for sale
Notes payable	25,400	324,667
Other liabilities	2,764	37,236
Total liabilities related to real estate held for sale	$28,164	$361,903

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Significant Transactions
PB Capital Properties
On November 6, 2012, the Company, through an indirect wholly owned subsidiary that owns certain office properties, operations centers and bank branches (the “PB Capital Owner”), entered into various purchase and sale agreements (collectively, the “PB Capital Sale Agreement”) for the sale of 41 properties, containing 3.4 million rentable square feet (the “PB Capital Properties”), to National Financial Realty — WFB East Coast, LLC (the “PB Capital Buyer”), an unaffiliated entity. Pursuant to the PB Capital Sale Agreement, the purchase price for the PB Capital Properties was $250.0 million.  On March 8, 2013, the Company sold 40 of the PB Capital Properties to the PB Capital Buyer for an aggregate purchase price of $240.9 million, excluding closing costs.  The aggregate purchase price includes the assumption by the PB Capital Buyer of a mortgage loan at the face amount secured by the PB Capital Properties. This mortgage loan had an outstanding principal balance of $210.5 million.
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
As of December 31, 2013, the Company’s investment in the Tribeca Building consisted of three condominium units with a carrying value of $19.1 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the year ended December 31, 2013, the Company sold two retail spaces and parking spaces and recognized a gain on sale of $0.4 million and recorded expenses of $1.5 million related to foreclosed real estate held for sale. During the year ended December 31, 2012, the Company sold one condominium unit of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $2.6 million related to foreclosed real estate held for sale. During the year ended December 31, 2011, the Company sold seven condominium units of the Tribeca Building and recognized a gain on sale of $0.1 million and recorded expenses of $2.3 million related to foreclosed real estate held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

9.    NOTES PAYABLE
As of December 31, 2013 and 2012, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of December 31, 2013	Book Value as of December 31, 2012	Contractual Interest Rates as of December 31, 2013 (1)	Weighted-Average Interest Rate as of December 31, 2013 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$165,399	$227,017	5.9% - 8.3%	6.3%	1.1
GKK Properties mortgage loans	600,694	641,384	5.1% - 15.3%	6.7%	6.1
	766,093	868,401
Variable Rate
Mortgage loans	210,400	212,433	(3)	2.0%	2.0
GKK Properties mortgage loans	—	259,476	N/A	N/A	N/A
	210,400	471,909
Total notes payable principal outstanding	976,493	1,340,310
Discount on notes payable, net (4)	(14,211)	(19,777)
Total notes payable, net	$962,282	$1,320,533
_____________________
(1) Contractual interest rates as of December 31, 2013 represent the range of interest rates in effect under these loans as of December 31, 2013. Weighted-average interest rate as of December 31, 2013 is calculated as the actual interest rates in effect under these loans as of December 31, 2013 (consisting of the contractual interest rates), using interest rate indices as of December 31, 2013, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of December 31, 2013; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) The contractual interest rates of these loans will vary based on one-month LIBOR plus a fixed spread. The spreads on the mortgage loans range from 1.8% to 2.3%.
(4) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the loans were assumed. The discount and premium are amortized over the remaining life of the respective loan.
As of December 31, 2013 and 2012, the Company’s deferred financing costs were $2.3 million and $1.6 million, respectively, net of amortization. During the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense, net of discontinued operations, of $61.7 million, $67.0 million and $48.2 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.8 million, $6.0 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively; (ii) interest expense incurred as a result of the Company’s interest rate swap agreements of $0.1 million, $1.2 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively; and (iii) the amortization of discount and premium on notes payable, which increased interest expense by $2.5 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively, and decreased interest expense by $0.7 million for the year ended December 31, 2011. As of December 31, 2013 and 2012, $7.9 million and $7.3 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2013 (in thousands):

2014	$173,923
2015	72,788
2016	322,173
2017	131,121
2018	10,718
Thereafter	265,770
$976,493

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following summarizes the activity related to notes payable for the year ended December 31, 2013 (in thousands):

Total notes payable, net - December 31, 2012	$1,320,533
Proceeds from notes payable	185,634
Deferred interest payable	4,592
Mortgage debt transferred to buyer in connection with sale of the underlying real estate	(210,545)
Principal repayments	(343,498)
Amortization of discount on notes payable, net	4,198
Write-off of premium on notes payable related to sale	1,368
Total notes payable, net - December 31, 2013	$962,282
Significant Financing Transaction
Portfolio Loan
On December 20, 2013, the Company, through indirect wholly owned subsidiaries (the “Borrowers”), entered into a two-year portfolio loan with unaffiliated lenders for borrowings of up to $250.0 million (the “Portfolio Loan”), of which $187.5 million is non-revolving debt and $62.5 million is revolving debt. The Portfolio Loan is initially secured by ADP Plaza, City Gate Plaza, Cumberland Business Center, Great Oaks Center, Meridian Tower, North Creek Parkway Center, Rivertech I & II, Riverview Business Center I & II, Royal Parkway Center I & II, Royal Ridge Building, Sabal VI Building, University Park Buildings and Woodfield Preserve Office Center. As of December 31, 2013, $185.0 million of the non-revolving debt had been funded and the remaining $2.5 million of non-revolving debt and $62.5 million of revolving debt was available for future disbursements upon the addition of certain real estate properties as additional collateral for the Portfolio Loan. The Company used $152.2 million of the proceeds funded at closing to repay outstanding debt obligations. On January 21, 2014, the Company added 825 University Avenue Building and Tyson Dulles Plaza as additional collateral for the Portfolio Loan and also drew the remaining $2.5 million of non-revolving debt. As of January 21, 2014, the $62.5 million of revolving debt was available for future disbursements.
The Portfolio Loan matures on January 1, 2016, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. The Portfolio Loan bears interest at a floating rate of 180 basis points over one-month, three-month or six-month LIBOR as elected by the Company. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will have the right to prepay the loan in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the lenders as a result of the prepayment and subject to certain other conditions contained in the loan documents.
KBS REIT Properties, LLC, the Company’s indirect wholly owned subsidiary through which the Company indirectly owns all of its real estate assets (“KBS REIT Properties”), is providing a guaranty of 25% of the outstanding principal amount due and payable under the Portfolio Loan. KBS REIT Properties is also providing a guaranty of: (i) any indebtedness and any other sums payable by the Borrowers to the lenders related to any Portfolio Loan swap transactions; (ii) in certain circumstances, any amounts owed by the Borrowers pursuant to the related environmental indemnity; and (iii) any deficiency, loss or damage suffered by the lenders resulting from (a) certain intentional acts committed by the Borrowers and, in certain circumstances, KBS REIT Properties, or (b) certain bankruptcy or insolvency proceedings involving the Borrowers.
Loan Maturities and Defaults
As of December 31, 2013, one outstanding loan secured by one of the Company’s historical real estate investments and two outstanding loans the Company assumed pursuant to the Settlement Agreement had matured without repayment and remain outstanding. These loans had outstanding principal balances of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”), $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”). Additionally, as of December 31, 2013, the Company did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $14.4 million (the “Jenkins Court Mortgage Loan”), which the Company assumed pursuant to the Settlement Agreement, and the lender declared a default on June 24, 2013.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges immediately due and payable. The Bridgeway Technology Center Mortgage Loan matured on August 1, 2013. On September 23, 2013, the lender commenced proceedings to foreclose on the property securing the loan. The lender may also attempt to exercise certain of its other rights under the loan documents. The carrying value of the property securing the Bridgeway Technology Center Mortgage Loan was $23.7 million as of December 31, 2013. The trustee’s sale date was originally set for February 13, 2014, but the trustee’s sale has been postponed due to discussions between the Company and the lender regarding a potential discounted payoff. However, the Company can give no assurances in this regard and the lender may ultimately end up foreclosing on the property securing the loan.
BOA Windsor Mortgage Portfolio Loan
The BOA Windsor Mortgage Portfolio Loan matured on October 31, 2012 and on February 14, 2013, proceedings relating to the foreclosure of the properties securing the loan were commenced. The carrying value of the properties securing the BOA Windsor Mortgage Portfolio Loan was $4.2 million as of December 31, 2013. On February 21, 2014, the Company entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing the BOA Windsor Mortgage Portfolio Loan to the lender in full satisfaction of the debt and other obligations due under the loan.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender has commenced foreclosure proceedings and is seeking a judgment against the Company in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On February 5, 2014, the lender and the Company entered into a release agreement whereby, in consideration of the Company stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release the Company from all matters related to the 801 Market Street Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by the Company, and any actual physical damage to the mortgaged property caused or committed by the Company. The aforementioned release of the Company is effective immediately upon the transfer of title to the mortgaged property to the lender or its designee or a third party purchaser by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and the effectiveness of the release of the Company, the lender has agreed not to pursue any actions against the Company other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on March 4, 2014, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the loan was $21.7 million as of December 31, 2013.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Jenkins Court Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and is seeking a judgment against the Company in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On December 12, 2013, the lender and the Company entered into a release agreement whereby, in consideration of the Company stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release the Company from all matters related to the Jenkins Court Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by the Company, and any actual physical damage to the mortgaged property caused or committed by the Company. The aforementioned release of the Company is effective immediately upon the transfer of title to the mortgaged property to the lender or its designee by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and the effectiveness of the release of the Company, the lender has agreed not to pursue any actions against the Company other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on December 20, 2013, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the Jenkins Court Mortgage Loan was $6.9 million as of December 31, 2013.
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
As of December 31, 2013, the borrower under the Jenkins Court Mortgage Loan was out of debt service compliance. As a result of such non-compliance, the loan servicer imposed a “cash trap” and has the right to replace the manager of the property securing the loan. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “—Loan Maturities and Defaults — Jenkins Court Mortgage Loan.”
Additionally, as of December 31, 2013, the borrower under another loan, which the Company assumed pursuant to the Settlement Agreement (the “BBD2 Loan”), was alleged by the loan servicer to be out of debt service coverage compliance. As of December 31, 2013, the BBD2 Loan had an outstanding principal balance of $194.2 million. Such alleged non-compliance does not constitute an event of default under the applicable loan and security documents. However, as a result of such alleged non-compliance, the servicer has imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and requires lender consent regarding the release of the properties securing the loan.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
Real estate securities: As of December 31, 2013, the Company owned 1,386,602 shares of common stock, par value of $0.001 per share, of Gramercy. These securities are classified as available-for-sale and presented at fair value as the Company did not have the ability to sell the shares during certain lockout periods. The most recent lockout period terminated on December 6, 2013 and as of December 31, 2013, there were no restrictions on the Company’s ability to sell its remaining shares of Gramercy common stock and the fair value measurement of these shares is based on a quoted price in an active market. The Company categorizes the measurement of such securities as Level 1 inputs. Prior to the termination of the lockout periods, the Company categorized the measurement of these securities as Level 2 inputs as the valuation of the stock was adjusted for the lack of marketability based on market-corroborated inputs.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of December 31, 2013 and 2012, which carrying amounts do not approximate the fair values (in thousands):

	December 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,814	$29,768	$25,754	$35,902	$28,846	$25,167
Financial liabilities:
Notes payable	$976,493	$962,282	$965,463	$1,340,310	$1,320,533	$1,315,923
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
Assets Recorded at Fair Value
During the year ended December 31, 2013, the Company measured the following assets and liabilities at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$7,973	$7,973	$—	$—
As of December 31, 2013, the Company measured the following assets and liabilities at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$38,034	$—	$—	$38,034
Impaired real estate - discontinued operations	$41,439	$—	$—	$41,439

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

As of December 31, 2013, five of the Company’s real estate properties held for investment were measured at estimated fair value as these properties were impaired and the carrying value of each property was adjusted to estimated fair value. The Company estimated the fair value for two of these impaired real estate properties held for investment by performing a 10-year discounted cash flow analysis. These two properties had stabilized occupancy and the range of the terminal capitalization rates used to estimate the fair values was 7.0% to 7.25%. The Company estimated the fair value for its other three impaired real estate properties held for investment (all of which were GKK Properties) by performing a direct capitalization analysis. These properties had unstabilized occupancy and the range of the direct capitalization rates used to estimate the fair values was 8.0% to 8.25%.
Also as of December 31, 2013, five of the Company’s real estate properties held for sale were measured at estimated fair value as these properties were impaired and the carrying value of each of these properties was adjusted to estimated fair value. The Company determined the fair value for two of its impaired real estate properties held for sale (including one GKK Property) based on the estimated sales price less costs to sell. The estimated sales prices were based on purchase and sale agreements the Company has entered into or offers received, which offers the Company intends to accept. The Company estimated the fair value for the other three of its impaired real estate properties held for sale (all of which were GKK Properties) by performing a direct capitalization analysis. These properties had unstabilized occupancy and the range of the direct capitalization rates used to estimate the fair values was 8.0% to 9.25%.
The estimated terminal capitalization rates selected by the Company vary on a property by property basis based upon several factors such as asset location, occupancy, lease terms and quality of the tenants in place. The range of capitalization rates disclosed above should not be relied upon as an indication of the price at which other properties in the Company’s real estate portfolio may sell, as there are many factors that influence the capitalization rate on a property by property basis.

11.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor that is in effect through November 8, 2014 and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs that were incurred by the Advisor, the Dealer Manager, and their affiliates on behalf of the Company in connection with the Company’s now terminated Offering and entitle the Advisor to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc and KBS Strategic Opportunity REIT II, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and the other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2013, 2012 and 2011, respectively, and any related amounts payable as of December 31, 2013 and 2012 (in thousands):

	Incurred			Payable as of
	Year Ended December 31,			December 31,
	2013	2012	2011	2013	2012
Expensed
Asset management fees(1)	$11,034	$12,211	$12,328	$—	$—
Reimbursement of operating expenses(2)	187	212	94	—	104
Disposition fees(3)	3,315	8,260	2,089	—	—
Additional Paid-in Capital
Selling commissions	—	262	1,115	—	—
	$14,536	$20,945	$15,626	$—	$104
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.9 million, $1.9 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. On March 20, 2012, the Company entered into an amendment to the Advisory Agreement with the Advisor pursuant to which the Advisor agreed to forgive debt related to $1.6 million of advances from the Advisor to the Company related to distributions and the Advisor agreed to waive the approximately $5.4 million of performance fees related to the National Industrial Portfolio.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $180,000, $121,000 and $94,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and were the only employee costs reimbursed under the Advisory Agreement through December 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Supplemental Disclosure of Cash Flow Information:
Interest paid	$60,598	$108,801	$84,389
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans satisfied in connection with deed in lieu of foreclosure	$—	$207,189	$441,244
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$11,131	$46,492
Increase in accrued improvements to real estate	$1,319	$—	$191
Assets and liabilities assumed in connection with the Settlement Agreement
Transfer of the GKK Properties	$—	$—	$1,827,553
Liabilities related to the GKK Properties	$—	$—	$1,509,673
Pledged government securities	$—	$—	$93,623
Restricted cash	$—	$—	$124,261
Accounts payable and other liabilities	$—	$—	$106,027
Accounts receivable and assets	$—	$—	$37,524

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate sold or held for sale as of December 31, 2013. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities and preferred membership interest investments. The GKK Properties segment consists of primarily office properties, bank branch properties and operations centers located in 30 states but excludes GKK Properties sold or held for sale as of December 31, 2013. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the years ended December 31, 2013, 2012 and 2011, and total assets and total liabilities for each reportable segment as of December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Real estate segment(1)	$76,087	$76,626	$81,068
Real estate-related segment	3,258	3,878	16,240
GKK Properties segment(1)	138,763	137,408	46,205
Total revenues	$218,108	$217,912	$143,513
Interest Expense:
Real estate segment(1)	$18,001	$20,953	$24,798
Real estate-related segment	—	24	7,808
GKK Properties segment(1)	43,665	46,029	15,566
Total interest expense	$61,666	$67,006	$48,172
NOI:
Real estate segment(1)	$18,052	$15,693	$15,783
Real estate-related segment	3,046	4,154	8,244
GKK Properties segment(1)	10,043	12,433	423
Total NOI	$31,141	$32,280	$24,450

	December 31,
	2013	2012
Assets:
Real estate segment	$631,846	$675,787
Real estate-related segment	38,332	45,662
GKK Properties segment	815,138	903,166
Total segment assets	1,485,316	1,624,615
Real estate held for sale	53,405	439,705
Foreclosed real estate held for sale	19,064	26,275
Corporate-level(2)	187,112	212,960
Total assets	$1,744,897	$2,303,555
Liabilities:
Real estate segment	$367,531	$410,499
Real estate-related segment	3	—
GKK Properties segment	691,965	748,167
Total segment liabilities	1,059,499	1,158,666
Real estate held for sale	28,164	361,903
Corporate-level(3)	1,341	1,571
Total liabilities	$1,089,004	$1,522,140
_____________________
(1) Amounts include properties held for non-sale disposition but do not include properties held for sale and discontinued operations.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $186.7 million and $212.4 million as of December 31, 2013 and 2012, respectively.
(3) As of December 31, 2013 and 2012, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following table reconciles the Company’s net (loss) income to its NOI for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(46,495)	$(43,142)	$4,557
Gain on sales of foreclosed real estate held for sale	(378)	(127)	(134)
Gain on sales of real estate securities	(10,470)	(25,456)	—
Other income and interest income	(3,389)	(44)	(1,701)
General and administrative expenses	17,907	22,439	20,271
Depreciation and amortization	75,575	81,736	50,759
Impairment charges on real estate held for investment	40,190	31,882	6,833
Provision for loan losses	—	142	11,999
Total income from discontinued operations	(41,799)	(35,150)	(68,134)
NOI	$31,141	$32,280	$24,450

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$54,431	$55,392	$54,061	$54,224
Total income (loss) from discontinued operations	$28,877	$1,073	$(924)	$12,773
Net income (loss) attributable to common stockholders	$11,254	$(40,885)	$(14,915)	$(1,949)
Income (loss) per common share, basic and diluted	$0.06	$(0.21)	$(0.08)	$(0.01)
Distributions declared per common share (1)	$—	$—	$—	$0.395

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$55,969	$53,614	$54,926	$53,403
Total (loss) income from discontinued operations	$(4,664)	$(6,630)	$1,926	$44,518
Net income (loss) attributable to common stockholders	$2,988	$(24,207)	$(16,712)	$(5,211)
Income (loss) per common share, basic and diluted	$0.02	$(0.13)	$(0.09)	$(0.03)
Distributions declared per common share (2)	$0.085	$—	$—	$—
____________________
(1) On November 6, 2013, the Company’s board of directors declared a one-time distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013.
(2) Distributions declared per common share assumes the share was issued and outstanding each day during the period from January 1, 2012 through February 28, 2012. Each day during the period from January 1, 2012 through February 28, 2012 was a record date for distributions. Distributions were calculated at a rate of $0.00143836 per share per day from January 1, 2012 through February 28, 2012.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

15.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates between 2014 and 2101 and the building leases have expiration dates between 2014 and 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases, excluding payments owed related to properties held for non-sale disposition, as of December 31, 2013 were as follows (in thousands):

2014	$17,359
2015	16,979
2016	16,509
2017	12,637
2018	2,560
Thereafter	34,805
$100,849
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
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings the outcome of which is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of Properties Subsequent to December 31, 2013
Crescent Green Buildings
On January 31, 2007, the Company, through an indirect wholly owned subsidiary, acquired three office buildings comprising 248,832 rentable square feet located on a 24-acre parcel of land in Cary, North Carolina (the “Crescent Green Buildings”). The purchase price of the Crescent Green Buildings was $48.1 million plus closing costs. On February 19, 2014, the Company sold the Crescent Green Buildings, which had a net book value of $36.5 million for $37.3 million. The purchaser is not affiliated with the Company or the Advisor.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2013
Allowance for doubtful accounts	$5,297	$2,490	$(1,402)	$6,385
Reserve for loan losses	2,222	—	(132)	2,090

Year Ended December 31, 2012
Allowance for doubtful accounts	$5,007	$835	$(545)	$5,297
Reserve for loan losses	74,134	142	(72,054)	2,222

Year Ended December 31, 2011
Allowance for doubtful accounts	$617	$2,207	$2,183	$5,007
Reserve for loan losses	97,800	11,740	(35,406)	74,134

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Plaza in Clayton	Saint Louis, MO	100%	$62,200	$2,793	$91,162	$93,955	$(2,235)	$2,793	$88,927	$91,720	$(17,576)	2001	09/27/2006
825 University Avenue Building	Norwood, MA	100%	—	4,165	27,087	31,252	(8,683)	3,676	18,893	22,569	(2,378)	2004/2006	12/05/2006
Sabal VI Building	Tampa, FL	100%	(4)	2,600	14,917	17,517	(4,418)	2,316	10,783	13,099	(725)	1988	03/05/2007
Royal Ridge Building	Alpharetta, GA	100%	(4)	3,500	33,166	36,666	(11,229)	3,313	22,124	25,437	(794)	2001	06/21/2007
Bridgeway Technology Center (5)	Newark, CA	100%	26,824	11,299	34,705	46,004	(22,087)	7,044	16,873	23,917	(266)	1996	06/27/2007
Opus National Industrial Portfolio (6)	Various	100%	—	4,260	22,423	26,683	(9,121)	3,316	14,246	17,562	(124)	Various	07/25/2007
ADP Plaza	Portland, OR	100%	(4)	5,100	28,755	33,855	141	5,100	28,896	33,996	(5,489)	1981	11/07/2007
Woodfield Preserve Office Center	Schaumburg, IL	100%	(4)	7,001	121,603	128,604	(10,708)	7,001	110,895	117,896	(23,409)	2001	11/13/2007
Nashville Flex Portfolio	Nashville, TN	100%	(4)	8,350	46,441	54,791	(21,223)	6,322	27,246	33,568	(3,114)	Various	11/15/2007
Rivertech I and II	Billerica, MA	100%	(4)	3,931	42,111	46,042	(443)	3,931	41,668	45,599	(11,487)	1983/2001,2007	02/20/2008
Tysons Dulles Plaza	McLean, VA	100%	76,375	38,839	121,210	160,049	(38,692)	33,604	87,753	121,357	(1,979)	1986-1990	06/06/2008
Great Oaks Center	Alpharetta, GA	100%	(4)	7,743	28,330	36,073	(17,087)	3,436	15,550	18,986	(719)	1999	07/18/2008
University Park Buildings	Sacramento, CA	100%	(4)	4,520	22,029	26,549	(7,413)	3,739	15,397	19,136	—	1981	07/31/2008
Meridian Tower	Tulsa, OK	100%	(4)	2,050	16,728	18,778	1,542	2,050	18,270	20,320	(3,472)	1982	08/18/2008
North Creek Parkway Center	Bothell, WA	100%	(4)	11,200	30,755	41,955	(7,177)	9,941	24,837	34,778	(1,281)	1986-1987	08/28/2008
City Gate Plaza	Sacramento, CA	100%	(4)	2,880	18,895	21,775	(7,483)	2,504	11,788	14,292	—	1988-1990	11/25/2008
Bentonville	Benton, AR	100%	(7)	167	607	774	(9)	167	598	765	(109)	1973 / 1981	09/01/2011
Mountain Home - Main Building	Mountain Home, AR	100%	(7)	380	438	818	(54)	380	384	764	(105)	1980	09/01/2011
RH Johnson - Main Building	Sun City, AZ	100%	(7)	949	546	1,495	—	949	546	1,495	(146)	1981	09/01/2011
Arnold	Arnold, CA	100%	(7)	213	684	897	(65)	213	619	832	(112)	1981	09/01/2011
Bay - Fair	San Leandro, CA	100%	(7)	913	594	1,507	55	913	649	1,562	(210)	1981	09/01/2011
Burlingame - Main Building	Burlingame, CA	100%	(7)	671	467	1,138	—	671	467	1,138	(161)	1961	09/01/2011
Canoga Park Branch	Canoga Park, CA	100%	(7)	886	467	1,353	(45)	886	422	1,308	(99)	1957	09/01/2011
College Heights	Bakersfield, CA	100%	(7)	582	523	1,105	—	582	523	1,105	(170)	1979	09/01/2011
Dinuba	Dinuba, CA	100%	(7)	496	357	853	(21)	496	336	832	(82)	1972	09/01/2011
East Fresno	Fresno, CA	100%	(7)	373	463	836	—	373	463	836	(127)	1959	09/01/2011
Eureka Main	Eureka, CA	100%	(7)	427	482	909	—	427	482	909	(163)	1900	09/01/2011
Folsum	Folsum, CA	100%	(7)	506	402	908	(78)	506	324	830	(79)	1981	09/01/2011
Fort Bragg	Fort Bragg, CA	100%	(7)	332	528	860	(85)	332	443	775	(96)	1975	09/01/2011
Hanford - Main Building	Hanford, CA	100%	(7)	466	614	1,080	(36)	466	578	1,044	(126)	1976	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Healdsburg	Healdsburg, CA	100%	(7)	$850	$407	$1,257	$(33)	$850	$374	$1,224	$(82)	1979	09/01/2011
Hemet Branch	Hemet, CA	100%	(7)	1,200	780	1,980	—	1,200	780	1,980	(219)	1982	09/01/2011
Hilltop	Redding, CA	100%	(7)	773	437	1,210	(44)	773	393	1,166	(92)	1982	09/01/2011
Lemoore	Lemoore, CA	100%	(7)	175	407	582	108	175	515	690	(109)	1959	09/01/2011
Lincoln Village	Stockton, CA	100%	(7)	642	484	1,126	(36)	642	448	1,090	(110)	1980	09/01/2011
Livermore	Livermore, CA	100%	(7)	755	655	1,410	(35)	755	620	1,375	(137)	1982	09/01/2011
Martin Luther King Jr.	Los Angeles, CA	100%	(7)	1,278	626	1,904	(43)	1,278	583	1,861	(138)	1971	09/01/2011
Mission-23rd	San Francisco, CA	100%	(7)	618	471	1,089	—	618	471	1,089	(116)	1925	09/01/2011
Montrose Branch	Montrose, CA	100%	(7)	906	402	1,308	(18)	906	384	1,290	(90)	1952	09/01/2011
Ontario Plaza Branch	Ontario, CA	100%	(7)	370	439	809	1	370	440	810	(104)	1982	09/01/2011
Orangevale Branch	Orangevale, CA	100%	(7)	469	798	1,267	(137)	469	661	1,130	(113)	1978	09/01/2011
Oroville	Oroville, CA	100%	(7)	669	381	1,050	(69)	669	312	981	(69)	1981	09/01/2011
Pleasanton	Pleasanton, CA	100%	(7)	944	448	1,392	(24)	944	424	1,368	(87)	1981	09/01/2011
Porterville - Main Building	Porterville, CA	100%	(7)	729	457	1,186	(58)	729	399	1,128	(96)	1974	09/01/2011
Reedley	Reedley, CA	100%	(7)	450	541	991	(89)	450	452	902	(99)	1964	09/01/2011
Reseda Branch	Reseda, CA	100%	(7)	449	388	837	(35)	449	353	802	(90)	1958	09/01/2011
Ridgecrest	Ridgecrest, CA	100%	(7)	634	478	1,112	(53)	634	425	1,059	(104)	1973	09/01/2011
Sherman Oaks	Sherman Oaks, CA	100%	(7)	957	483	1,440	—	957	483	1,440	(146)	1958	09/01/2011
Slauson - Vermont	Los Angeles, CA	100%	(7)	1,159	609	1,768	(23)	1,159	586	1,745	(138)	1971	09/01/2011
St. Helena	St. Helena, CA	100%	(7)	824	763	1,587	(26)	824	737	1,561	(179)	1976	09/01/2011
Stockton Agri-Center	Stockton, CA	100%	(7)	591	508	1,099	(28)	591	480	1,071	(113)	1982	09/01/2011
Susanville	Susanville, CA	100%	(7)	182	317	499	6	182	323	505	(77)	1979	09/01/2011
Toluca Lake	Burbank, CA	100%	(7)	522	869	1,391	—	522	869	1,391	(169)	1978	09/01/2011
Turlock - Main Building	Turlock, CA	100%	(7)	805	556	1,361	(45)	805	511	1,316	(139)	1971	09/01/2011
Vacaville Financial Center	Vacaville, CA	100%	(7)	577	489	1,066	(31)	577	458	1,035	(113)	1980	09/01/2011
Vernon Branch	Vernon, CA	100%	(7)	1,102	566	1,668	—	1,102	566	1,668	(162)	1960	09/01/2011
West Los Angeles Branch	W. Los Angeles, CA	100%	(7)	991	570	1,561	—	991	570	1,561	(157)	1957	09/01/2011
Williow Glenn	San Jose, CA	100%	(7)	353	295	648	(44)	353	251	604	(71)	1955	09/01/2011
Batterson	Farmington, CT	100%	(7)	3,390	7,113	10,503	238	3,390	7,351	10,741	(2,244)	1970	09/01/2011
Greenwich	Greenwich, CT	100%	(7)	1,353	5,675	7,028	72	1,353	5,747	7,100	(994)	1927	09/01/2011
North Wakefield Drive	Newark, DE	100%	(7)	1,662	10,166	11,828	—	1,662	10,166	11,828	(1,668)	1996	09/01/2011
Baypoint	Miami, FL	100%	(7)	246	619	865	(52)	246	567	813	(158)	1958	09/01/2011
Bayshore - Main Building	Bradentown, FL	100%	(7)	391	445	836	—	391	445	836	(109)	1971	09/01/2011
Blountstown - Main Building	Blountstown, FL	100%	(7)	69	365	434	(11)	69	354	423	(69)	1981	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Charlotte Harbor - Main Building	Port Charlotte, FL	100%	(7)	$272	$500	$772	$(297)	$272	$203	$475	$(16)	1990	09/01/2011
Coral Ridge - Main Building	Ft. Lauderdale, FL	100%	(7)	835	1,099	1,934	(92)	835	1,007	1,842	(390)	1969	09/01/2011
Crystal River - Main Building	Crystal River, FL	100%	(7)	119	329	448	(60)	119	269	388	(64)	1970	09/01/2011
Ft. Myers Beach - Main Building	Ft. Myers Beach, FL	100%	(7)	230	407	637	(183)	230	224	454	(35)	1968	09/01/2011
Ft. Walton Beach - Main Building	Ft. Walton Beach, FL	100%	(7)	427	478	905	(153)	427	325	752	(70)	1975	09/01/2011
Homestead - Main Building	Homestead, FL	100%	(7)	1,113	578	1,691	(87)	1,113	491	1,604	(116)	1973	09/01/2011
Live Oak - Main Building	Live Oak, FL	100%	(7)	679	942	1,621	—	679	942	1,621	(388)	1965	09/01/2011
Midway - Main Building	Miami, FL	100%	(7)	1,401	826	2,227	35	1,401	861	2,262	(271)	1974	09/01/2011
Plantation - Main Building	Plantation, FL	100%	(7)	1,189	1,092	2,281	6	1,189	1,098	2,287	(160)	1976/2002	09/01/2011
Trouble Creek - Main Building	New Port Richey, FL	100%	(7)	453	478	931	(134)	453	344	797	(89)	1970	09/01/2011
West Sunrise - Main Building	Plantation, FL	100%	(7)	1,060	1,146	2,206	123	1,060	1,269	2,329	(394)	1976	09/01/2011
Weeki Wachee - Main Building	Brooksville, FL	100%	(7)	407	813	1,220	—	407	813	1,220	(250)	1970	09/01/2011
Westside - Main Building	Bradenton, FL	100%	(7)	608	388	996	(43)	608	345	953	(73)	1964	09/01/2011
Aberdeen Village - Main Building	Peachtree City, GA	100%	(7)	564	1,830	2,394	—	564	1,830	2,394	(316)	1981	09/01/2011
East Point - Main Building	East Point, GA	100%	(7)	319	337	656	(75)	319	262	581	(59)	1981	09/01/2011
Exchange Street	Malden, MA	100%	(7)	6,856	10,795	17,651	(2,192)	6,856	8,603	15,459	(1,739)	1984	09/01/2011
Waltham Main (I & II)	Waltham, MA	100%	(7)	8,971	13,064	22,035	477	8,971	13,541	22,512	(3,333)	1968/1976	09/01/2011
Wheaton - Main Building	Wheaton, MD	100%	(7)	1,245	939	2,184	(92)	1,245	847	2,092	(189)	1960/2003	09/01/2011
Court Street	Auburn, ME	100%	(7)	149	352	501	(82)	149	270	419	(70)	1969	09/01/2011
Gannett Drive	South Portland, ME	100%	(7)	953	1,905	2,858	—	953	1,905	2,858	(391)	1997	09/01/2011
Ballwin Facility - Main Building	Ballwin, MO	100%	(7)	114	464	578	(57)	114	407	521	(93)	1972	09/01/2011
Belton Facility - Main Building	Belton, MO	100%	(7)	454	574	1,028	(82)	454	492	946	(102)	1976	09/01/2011
Forsyth Facility - Main Building	Forsyth, MO	100%	(7)	83	239	322	(12)	83	227	310	(53)	1960	09/01/2011
I-70 & Noland Facility - Main Bldg	Independence, MO	100%	(7)	598	640	1,238	(136)	598	504	1,102	(96)	1981	09/01/2011
Metropolitan/Holmes - Main Bldg	Kansas City, MO	100%	(7)	339	426	765	(52)	339	374	713	(76)	1981	09/01/2011
Gateway Center - Charlotte	Charlotte, NC	100%	(7)	6,334	22,712	29,046	25	6,334	22,737	29,071	(3,986)	1987/1988	09/01/2011
Nashua Main	Nashua, NH	100%	(7)	334	2,639	2,973	14	334	2,653	2,987	(587)	1800	09/01/2011
Portsmouth Pleasant	Portsmouth, NH	100%	(7)	317	673	990	(31)	317	642	959	(134)	1860s	09/01/2011
Arthur Street	East Brunswick, NJ	100%	(7)	1,010	941	1,951	(94)	1,010	847	1,857	(185)	1972	09/01/2011
Beechwood Road	Summit, NJ	100%	(7)	465	651	1,116	(353)	465	298	763	(58)	1957	09/01/2011
Bellevue Avenue	Hammonton, NJ	100%	(7)	382	2,200	2,582	(447)	382	1,753	2,135	(318)	1964	09/01/2011
Bergenline Avenue	Union City, NJ	100%	(7)	179	370	549	(2)	179	368	547	(136)	1970	09/01/2011
Bridgewater	Bridgewater, NJ	100%	(7)	1,493	2,530	4,023	(179)	1,493	2,351	3,844	(858)	1974/1980	09/01/2011
Lakewood Route 70	Lakewood, NJ	100%	(7)	1,328	953	2,281	34	1,328	987	2,315	(269)	1988	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Maplewood Avenue	Maplewood, NJ	100%	(7)	$406	$497	$903	$(146)	$406	$351	$757	$(102)	1926/1983	09/01/2011
Pennsauken	Pennsauken, NJ	100%	(7)	750	794	1,544	—	750	794	1,544	(243)	1966	09/01/2011
South Orange Avenue	South Orange, NJ	100%	(7)	110	316	426	20	110	336	446	(84)	1944	09/01/2011
Springfield Avenue	Summit, NJ	100%	(7)	2,166	769	2,935	51	2,166	820	2,986	(181)	1929	09/01/2011
Wood Avenue	Linden, NJ	100%	(7)	1,657	1,043	2,700	—	1,657	1,043	2,700	(285)	1955/1970	09/01/2011
Amador (Las Cruces) - Main Bldg	Las Cruces, NM	100%	(7)	120	634	754	(114)	120	520	640	(105)	1970/1991	09/01/2011
Santa Fe-Metro Bank - Main Bldg	Santa Fe, NM	100%	(7)	—	1,646	1,646	—	—	1,646	1,646	(340)	1972 / 1985	09/01/2011
Genesee Street	Auburn, NY	100%	(7)	284	1,241	1,525	18	284	1,259	1,543	(254)	1928	09/01/2011
Hempstead Tpke	East Meadow, NY	100%	(7)	169	464	633	(20)	169	444	613	(35)	1955/1990	09/01/2011
Jamaica	Jamaica, NY	100%	(7)	185	953	1,138	—	185	953	1,138	(119)	1960/2001	09/01/2011
Levittown	Levittown, NY	100%	(7)	543	389	932	10	543	399	942	(91)	1962	09/01/2011
Merrick Avenue	Merrick, NY	100%	(7)	259	1,846	2,105	(157)	259	1,689	1,948	(336)	1952	09/01/2011
Middle Neck Road	Great Neck, NY	100%	(7)	349	281	630	9	349	290	639	(54)	1956	09/01/2011
Park Avenue	Wantagh, NY	100%	(7)	213	360	573	(47)	213	313	526	(91)	1953	09/01/2011
State Street	Allbany, NY	100%	(7)	865	7,631	8,496	599	865	8,230	9,095	(1,536)	1927/1980s	09/01/2011
Transit Road	West Seneca, NY	100%	(7)	665	6,065	6,730	177	665	6,242	6,907	(1,569)	1972	09/01/2011
Wantagh	West Hempstead, NY	100%	(7.)	928	1,787	2,715	(58)	928	1,729	2,657	(259)	1940/2002	09/01/2011
31st Street - Main Building	Tulsa, OK	100%	(7)	400	591	991	(53)	400	538	938	(98)	1972/1979	09/01/2011
Broken Arrow - Main Building	Broken Arrow, OK	100%	(7)	357	463	820	(67)	357	396	753	(71)	1972/1979	09/01/2011
Catoosa - Main Building	Catoosa, OK	100%	(7)	174	354	528	(83)	174	271	445	(60)	1964/1972	09/01/2011
Gresham - Main Building	Gresham, OR	100%	(7)	374	668	1,042	(67)	374	601	975	(104)	1978	09/01/2011
Parkrose - Main Building	Portland, OR	100%	(7)	216	326	542	2	216	328	544	(74)	1967	09/01/2011
Blair Mill Road	Horsham, PA	100%	(7)	1,171	1,794	2,965	1,705	1,171	3,499	4,670	(421)	1985	09/01/2011
Bustleton Avenue	Philadelphia, PA	100%	(7)	188	788	976	—	188	788	976	(164)	1953	09/01/2011
Dupont Drive	Providence, RI	100%	(7)	1,330	8,737	10,067	396	1,330	9,133	10,463	(2,321)	1963	09/01/2011
Post Road	North Kingstown, RI	100%	(7)	825	1,527	2,352	—	825	1,527	2,352	(406)	1988	09/01/2011
Hilton Head-Pope Ave - Main Bldg	Hilton Head, SC	100%	(7)	527	646	1,173	21	527	667	1,194	(260)	1981	09/01/2011
Rock Hill MO - Main Building	Rock Hill, SC	100%	(7)	553	538	1,091	(299)	553	239	792	(60)	1986	09/01/2011
Lebanon Main - Main Building	Lebanon, TN	100%	(7)	125	237	362	(23)	125	214	339	(56)	1962	09/01/2011
Beaumont - Main Building	Beaumont, TX	100%	(7)	181	369	550	—	181	369	550	(125)	1958	09/01/2011
Harlandale - Main Building	San Antonio, TX	100%	(7)	282	418	700	(45)	282	373	655	(82)	1970	09/01/2011
Nederland - Main Building	Nederland, TX	100%	(7)	49	510	559	(68)	49	442	491	(110)	1946	09/01/2011
Northern Hills - Main Building	San Antonio, TX	100%	(7)	342	449	791	—	342	449	791	(158)	1979	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Steeplechase - Main Building	Houston, TX	100%	(7)	$286	$637	$923	$(301)	$286	$336	$622	$(78)	1981	09/01/2011
Witchita Falls - Main Building	Wichita Falls, TX	100%	(7)	566	780	1,346	(111)	566	669	1,235	(231)	1978	09/01/2011
Abingdon - Main Building	Abingdon, VA	100%	(7)	375	295	670	(22)	375	273	648	(65)	1964/1980	09/01/2011
Coliseum-Riverdale - Main Bldg	Hampton, VA	100%	(7)	352	403	755	43	352	446	798	(113)	1974/1998	09/01/2011
Fairfax Courthouse	Fairfax, VA	100%	(7)	590	968	1,558	(31)	590	937	1,527	(137)	1932/2000	09/01/2011
Orange - Main Building	Orange, VA	100%	(7)	48	266	314	(15)	48	251	299	(94)	1925	09/01/2011
Robinson & Broad - Main Building	Richmond, VA	100%	(7)	291	573	864	(27)	291	546	837	(136)	1947/1985	09/01/2011
Camas - Main Building	Camas, WA	100%	(7)	386	243	629	(20)	386	223	609	(62)	1951	09/01/2011
Clarkston - Main Building	Clarkston, WA	100%	(7)	205	610	815	(25)	205	585	790	(116)	1958	09/01/2011
Edmonds - Main Building	Edmonds, WA	100%	(7)	367	348	715	27	367	375	742	(97)	1956	09/01/2011
Greenwood - Main Building	Seattle, WA	100%	(7)	104	221	325	12	104	233	337	(58)	1948	09/01/2011
Kennewick - Main Building	Kennewick, WA	100%	(7)	243	673	916	(37)	243	636	879	(90)	1977/1991	09/01/2011
Lynden - Main Building	Lynden, WA	100%	(7)	—	186	186	(23)	—	163	163	(39)	1973	09/01/2011
Port Townsend	Port Townsend, WA	100%	(7)	73	235	308	(17)	73	218	291	(50)	1974	09/01/2011
Quincy - Main Building	Quincy, WA	100%	(7)	138	275	413	(15)	138	260	398	(39)	1977/1991	09/01/2011
Sequim - Main Building	Sequim, WA	100%	(7)	377	370	747	(32)	377	338	715	(71)	1979	09/01/2011
Wenatchee Valley - Main Building	Wenatchee, WA	100%	(7)	19	456	475	162	19	618	637	(92)	1965/1992	09/01/2011
Ballard - Main Building	Seattle, WA	100%	(7)	270	326	596	95	270	421	691	(99)	1951	09/01/2011
Daytona Beach Spdwy - Main Bldg	Daytona Beach, FL	100%	(7)	1,060	638	1,698	65	1,060	703	1,763	(186)	1974	09/01/2011
Palm Beach Vault	West Palm Beach, FL	100%	(7)	854	533	1,387	(78)	854	455	1,309	(104)	1997	09/01/2011
Redmond - Main Building	Redmond, OR	100%	(7)	50	206	256	(8)	50	198	248	(40)	1925/1982	09/01/2011
Las Vegas Ops Center	Las Vegas, NV	100%	(7)	5,313	4,474	9,787	—	5,313	4,474	9,787	(1,126)	1972/1990	09/01/2011
South First Street	Lufkin, TX	100%	—	191	572	763	—	191	572	763	(182)	1957	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	—	30	40	70	56	30	96	126	(16)	1950	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	—	1,701	3,999	5,700	(950)	1,701	3,049	4,750	(567)	1950/1959	09/01/2011
Barbee Chapel Road	Chapel Hill, NC	100%	(8)	117	610	727	—	117	610	727	(65)	2005	09/01/2011
Bernwood Park	Bonita Springs, FL	100%	(8)	1,106	1,891	2,997	—	1,106	1,891	2,997	(195)	2003	09/01/2011
Charlotte Harbor Office	Port Charlotte, FL	100%	(8)	191	633	824	—	191	633	824	(123)	1981	09/01/2011
Cypress Point	Palm Coast, FL	100%	(8)	984	2,456	3,440	—	984	2,456	3,440	(271)	1995	09/01/2011
Hudson Office	Hudson, FL	100%	(8)	1,000	2,478	3,478	—	1,000	2,478	3,478	(343)	1978	09/01/2011
Marco Island Office	Marco Island, FL	100%	(8)	768	2,021	2,789	—	768	2,021	2,789	(367)	1967	09/01/2011
North Lockwood Ridge	Sarasota, FL	100%	(8)	468	1,231	1,699	(419)	345	935	1,280	(116)	2000	09/01/2011
West Bradenton	Bradenton, FL	100%	(8)	382	1,368	1,750	—	382	1,368	1,750	(182)	1989	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Cheshire Sheridan	Atlanta, GA	100%	(8)	$861	$2,261	$3,122	$—	$861	$2,261	$3,122	$(415)	1971	09/01/2011
Edgewood	Columbus, GA	100%	(8)	146	387	533	—	146	387	533	(117)	1974	09/01/2011
University Place Office	Charlotte, NC	100%	(8)	862	1,990	2,852	—	862	1,990	2,852	(251)	1993	09/01/2011
Forest Drive Office	Columbia, SC	100%	(8)	363	1,035	1,398	—	363	1,035	1,398	(143)	1996	09/01/2011
Land O’Lakes Office	Lutz, FL	100%	(8)	431	1,764	2,195	—	431	1,764	2,195	(231)	1988	09/01/2011
West Placerville Branch	Placerville, CA	100%	(8)	388	873	1,261	—	388	873	1,261	(211)	1984	09/01/2011
New Smyrna Beach East	New Smyrna Beach, FL	100%	(9)	472	861	1,333	—	472	861	1,333	(135)	1983	09/01/2011
Hamilton Square	Hamilton Square, NJ	100%	(9)	361	1,251	1,612	—	361	1,251	1,612	(357)	1940	09/01/2011
East Commercial Blvd (Relo)	Fort Lauderdale, FL	100%	(9)	523	1,857	2,380	—	523	1,857	2,380	(336)	1975	09/01/2011
Largo Office	Largo, FL	100%	(9)	757	1,577	2,334	—	757	1,577	2,334	(264)	1980	09/01/2011
New Citrus Park	Tampa, FL	100%	(9)	853	2,069	2,922	—	853	2,069	2,922	(195)	2001	09/01/2011
Providence Square	Marietta, GA	100%	(9)	536	1,573	2,109	—	536	1,573	2,109	(225)	1982	09/01/2011
Ashley Village	Cary, NC	100%	(9)	428	1,373	1,801	—	428	1,373	1,801	(158)	1996	09/01/2011
West Market Street	Greensboro, NC	100%	(9)	304	1,034	1,338	—	304	1,034	1,338	(113)	1996	09/01/2011
Harbison Office	Irmo, SC	100%	(9)	369	1,338	1,707	—	369	1,338	1,707	(164)	1994	09/01/2011
Virginia Beach Shore Drive	Virginia Beach, VA	100%	(9)	276	1,593	1,869	—	276	1,593	1,869	(216)	1979	09/01/2011
Cypress Lake Drive	Fort Myers, FL	100%	(9)	795	1,829	2,624	(8)	787	1,829	2,616	(190)	1998	09/01/2011
Woodstock Crossing	Woodstock, GA	100%	(9)	606	1,376	1,982	—	606	1,376	1,982	(193)	1994	09/01/2011
The Avenues	Jacksonville, FL	100%	(9)	438	1,163	1,601	—	438	1,163	1,601	(126)	1999	09/01/2011
Roseville Branch	Roseville, CA	100%	(9)	655	1,870	2,525	—	655	1,870	2,525	(324)	1987	09/01/2011
Valley Springs	Valley Springs, CA	100%	(9)	123	886	1,009	—	123	886	1,009	(137)	1992	09/01/2011
Lake Community Bank	Lakeport, CA	100%	(9)	564	2,211	2,775	—	564	2,211	2,775	(375)	1994	09/01/2011
Park Hill	N. Little Rock, AR	100%	(10)	175	691	866	—	175	691	866	(189)	1965	09/01/2011
Holiday	Holiday, FL	100%	(10)	734	1,324	2,058	—	734	1,324	2,058	(324)	1973	09/01/2011
Village Circle	Chapel Hill, NC	100%	(10)	367	2,312	2,679	—	367	2,312	2,679	(368)	2005	09/01/2011
Bloomingdale	Brandon, FL	100%	(10)	379	787	1,166	—	379	787	1,166	(148)	1980	09/01/2011
Cedar Shores Office	Ocala, FL	100%	(10)	749	943	1,692	—	749	943	1,692	(127)	1990	09/01/2011
Grove City Office	Grove City, FL	100%	(10)	536	1,217	1,753	—	536	1,217	1,753	(169)	1978	09/01/2011
Bluegrass Office	Alpharetta, GA	100%	(10)	595	1,521	2,116	—	595	1,521	2,116	(167)	1997	09/01/2011
LaVista Road	Tucker, GA	100%	(10)	659	1,225	1,884	—	659	1,225	1,884	(165)	2002	09/01/2011
Garner Office	Garner, NC	100%	(10)	526	1,372	1,898	—	526	1,372	1,898	(145)	1998	09/01/2011
James Island	Charleston, SC	100%	(10)	665	1,258	1,923	—	665	1,258	1,923	(138)	1999	09/01/2011
Chester	Chester, VA	100%	(10)	187	368	555	—	187	368	555	(87)	1986	09/01/2011
Haddonfield - Kings	Haddonfield, NJ	100%	(10)	196	914	1,110	—	196	914	1,110	(98)	1986	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Staples Mill	Richmond, VA	100%	(10)	$368	$737	$1,105	$—	$368	$737	$1,105	$(160)	1974	09/01/2011
Cameron Park	Cameron Park, CA	100%	(10)	454	1,566	2,020	—	454	1,566	2,020	(256)	1993	09/01/2011
Sonora - Branch	Sonora, CA	100%	(10)	27	1,284	1,311	—	27	1,284	1,311	(232)	1980	09/01/2011
Simpsonville Main Office	Simpsonville, SC	100%	(11)	292	677	969	—	292	677	969	(139)	1981	09/01/2011
Banner Elk	Banner Elk, NC	100%	(11)	221	492	713	—	221	492	713	(136)	1985	09/01/2011
47th Terrace Office	Cape Coral, FL	100%	(11)	567	1,509	2,076	—	567	1,509	2,076	(158)	1986	09/01/2011
Altamonte Crossing Office	Altamonte Springs, FL	100%	(11)	799	1,254	2,053	—	799	1,254	2,053	(173)	1992	09/01/2011
Bradenton City	Bradenton, FL	100%	(11)	674	1,097	1,771	(712)	387	672	1,059	(102)	1999	09/01/2011
Brandon	Brandon, FL	100%	(11)	373	1,022	1,395	—	373	1,022	1,395	(161)	1981	09/01/2011
Cordova Office - Pensacola	Pensacola, FL	100%	(11)	270	759	1,029	—	270	759	1,029	(95)	1986	09/01/2011
Deerfield Beach (H.S.)	Deerfield Beach, FL	100%	(11)	1,239	2,278	3,517	—	1,239	2,278	3,517	(247)	1986	09/01/2011
Holly Hill Office	Holly Hill, FL	100%	(11)	301	756	1,057	—	301	756	1,057	(163)	1961	09/01/2011
Sawgrass	Plantation, FL	100%	(11)	1,094	1,345	2,439	—	1,094	1,345	2,439	(173)	1995	09/01/2011
Vero-West (1st Am.)	Vero Beach, FL	100%	(11)	344	1,011	1,355	—	344	1,011	1,355	(225)	1984	09/01/2011
Lilburn Office	Lilburn, GA	100%	(11)	493	870	1,363	—	493	870	1,363	(147)	1986	09/01/2011
Stonehenge Office	Raleigh, NC	100%	(11)	766	1,485	2,251	—	766	1,485	2,251	(159)	1994	09/01/2011
Centerville	Manakin-Sabot, VA	100%	(11)	797	832	1,629	—	797	832	1,629	(155)	1973	09/01/2011
El Dorado Hills Branch	El Dorado Hills, CA	100%	(11)	618	1,548	2,166	—	618	1,548	2,166	(264)	2000	09/01/2011
Sutter Creek	Sutter Creek, CA	100%	(11)	215	522	737	—	215	522	737	(114)	1984	09/01/2011
Albemarle Road	Charlotte, NC	100%	(12)	240	563	803	—	240	563	803	(110)	1979	09/01/2011
Beatties Ford Road	Charlotte, NC	100%	(12)	184	490	674	—	184	490	674	(99)	1970	09/01/2011
Belhaven Boulevard	Charlotte, NC	100%	(12)	240	501	741	—	240	501	741	(118)	1966	09/01/2011
Boger City	Lincolnton, NC	100%	(12)	182	588	770	—	182	588	770	(125)	1971	09/01/2011
Boone Main Office	Boone, NC	100%	(12)	128	753	881	—	128	753	881	(152)	1970	09/01/2011
Burgaw Main Office	Burgaw, NC	100%	(12)	106	382	488	—	106	382	488	(82)	1963	09/01/2011
Burlington Main Office	Burlington, NC	100%	(12)	213	1,220	1,433	—	213	1,220	1,433	(201)	1982	09/01/2011
Cameron Village	Raleigh, NC	100%	(12)	300	822	1,122	—	300	822	1,122	(155)	1985	09/01/2011
Candler	Candler, NC	100%	(12)	157	431	588	—	157	431	588	(88)	1977	09/01/2011
Carmel Commons	Charlotte, NC	100%	(12)	502	898	1,400	—	502	898	1,400	(163)	1980	09/01/2011
Carolina Beach	Carolina Beach, NC	100%	(12)	194	1,045	1,239	—	194	1,045	1,239	(184)	1971	09/01/2011
Cary Village	Cary, NC	100%	(12)	132	540	672	—	132	540	672	(79)	1997	09/01/2011
Cherryville	Cherryville, NC	100%	(12)	96	468	564	—	96	468	564	(90)	1965	09/01/2011
Columbus	Columbus, NC	100%	(12)	58	307	365	—	58	307	365	(65)	1971	09/01/2011
Cornelius	Cornelius, NC	100%	(12)	983	989	1,972	—	983	989	1,972	(145)	1989	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Cumberland	Fayetteville, NC	100%	(12)	$186	$551	$737	$—	$186	$551	$737	$(103)	1982	09/01/2011
Dallas	Dallas, NC	100%	(12)	110	379	489	—	110	379	489	(82)	1972	09/01/2011
Denver	Denver, NC	100%	(12)	75	333	408	—	75	333	408	(73)	1974	09/01/2011
Dixie Village	Gastonia, NC	100%	(12)	137	513	650	—	137	513	650	(103)	1972	09/01/2011
Eden Main Office	Eden, NC	100%	(12)	219	662	881	—	219	662	881	(147)	1980	09/01/2011
Elizabethtown Main	Elizabethtown, NC	100%	(12)	71	592	663	—	71	592	663	(108)	1962	09/01/2011
Farmville	Farmville, NC	100%	(12)	112	892	1,004	—	112	892	1,004	(166)	1965	09/01/2011
Fayetteville Dwntown	Fayetteville, NC	100%	(12)	216	452	668	—	216	452	668	(112)	1980	09/01/2011
Garner	Garner, NC	100%	(12)	126	704	830	—	126	704	830	(134)	1971	09/01/2011
Gastonia Main Office	Gastonia, NC	100%	(12)	313	1,277	1,590	—	313	1,277	1,590	(230)	1977	09/01/2011
Guilford College	Greensboro, NC	100%	(12)	235	803	1,038	—	235	803	1,038	(134)	1983	09/01/2011
Henderson Mo Relc	Henderson, NC	100%	(12)	116	1,145	1,261	—	116	1,145	1,261	(154)	1994	09/01/2011
Hillsborough	Hillsborough, NC	100%	(12)	55	383	438	—	55	383	438	(78)	1920	09/01/2011
Hilltop Plaza	Monroe, NC	100%	(12)	352	935	1,287	—	352	935	1,287	(132)	1993	09/01/2011
Hospital - Greenville	Greenville, NC	100%	(12)	407	737	1,144	—	407	737	1,144	(109)	1991	09/01/2011
Kenansville	Kenansville, NC	100%	(12)	90	463	553	—	90	463	553	(92)	1970	09/01/2011
Kinston Main Office	Kinston, NC	100%	(12)	136	1,121	1,257	—	136	1,121	1,257	(173)	1982	09/01/2011
Landfall	Wilmington, NC	100%	(12)	353	1,116	1,469	—	353	1,116	1,469	(160)	1989	09/01/2011
Marion Main Office	Marion, NC	100%	(12)	232	1,341	1,573	—	232	1,341	1,573	(191)	1982	09/01/2011
Mooresville Main	Mooresville, NC	100%	(12)	195	756	951	—	195	756	951	(154)	1957	09/01/2011
Mt Olive Main Office	Mount Olive, NC	100%	(12)	119	404	523	—	119	404	523	(94)	1962	09/01/2011
Myers Park	Charlotte, NC	100%	(12)	340	1,477	1,817	—	340	1,477	1,817	(267)	1974	09/01/2011
North Asheville	Asheville, NC	100%	(12)	73	430	503	—	73	430	503	(79)	1973	09/01/2011
North Boulevard - Raleigh	Raleigh, NC	100%	(12)	266	689	955	—	266	689	955	(106)	1986	09/01/2011
North Durham	Durham, NC	100%	(12)	202	429	631	—	202	429	631	(91)	1982	09/01/2011
North Henderson	Henderson, NC	100%	(12)	92	247	339	—	92	247	339	(69)	1969	09/01/2011
North Raleigh	Raleigh, NC	100%	(12)	188	472	660	—	188	472	660	(88)	1979	09/01/2011
Northeast	Charlotte, NC	100%	(12)	538	766	1,304	—	538	766	1,304	(161)	1962	09/01/2011
Northwood	High Point, NC	100%	(12)	184	396	580	—	184	396	580	(89)	1980	09/01/2011
Park Road	Charlotte, NC	100%	(12)	376	766	1,142	—	376	766	1,142	(148)	1971	09/01/2011
Pavilions	Winston-Salem, NC	100%	(12)	574	1,284	1,858	—	574	1,284	1,858	(168)	1989	09/01/2011
Pinehurst	Pinehurst, NC	100%	(12)	214	602	816	—	214	602	816	(141)	1904	09/01/2011
Pleasant Garden	Pleasant Garden, NC	100%	(12)	97	235	332	—	97	235	332	(60)	1935	09/01/2011
Reidsville Main Office	Reidsville, NC	100%	(12)	160	349	509	—	160	349	509	(99)	1900	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Reynolda	Winston-Salem, NC	100%	(12)	$236	$518	$754	$—	$236	$518	$754	$(114)	1972	09/01/2011
Salisbury Main Office	Salisbury, NC	100%	(12)	413	987	1,400	—	413	987	1,400	(163)	1983	09/01/2011
Salisbury West	Salisbury, NC	100%	(12)	351	189	540	—	351	189	540	(53)	1994	09/01/2011
Sardis Village	Charlotte, NC	100%	(12)	624	747	1,371	—	624	747	1,371	(153)	1982	09/01/2011
Signal Hill	Statesville, NC	100%	(12)	407	657	1,064	—	407	657	1,064	(142)	1975	09/01/2011
Six Forks	Raleigh, NC	100%	(12)	338	1,053	1,391	—	338	1,053	1,391	(152)	1986	09/01/2011
South Elm	Greensboro, NC	100%	(12)	220	575	795	—	220	575	795	(133)	1969	09/01/2011
South Park Greenville	Greenville, NC	100%	(12)	237	478	715	—	237	478	715	(98)	1980	09/01/2011
South Square	Durham, NC	100%	(12)	288	482	770	—	288	482	770	(96)	1983	09/01/2011
South Pines Main Office	Southern Pines, NC	100%	(12)	399	742	1,141	—	399	742	1,141	(174)	1974	09/01/2011
Southwinds	Spring Lake, NC	100%	(12)	395	886	1,281	—	395	886	1,281	(131)	1994	09/01/2011
Southwood Square	High Point, NC	100%	(12)	348	716	1,064	—	348	716	1,064	(158)	1981	09/01/2011
Spruce Pine Main	Spruce Pine, NC	100%	(12)	172	953	1,125	—	172	953	1,125	(184)	1930	09/01/2011
Statesville Main Office	Statesville, NC	100%	(12)	130	1,852	1,982	—	130	1,852	1,982	(318)	1910	09/01/2011
Swansboro	Swansboro, NC	100%	(12)	92	272	364	—	92	272	364	(57)	1975	09/01/2011
Troutman	Troutman, NC	100%	(12)	319	400	719	(133)	319	267	586	(46)	1975	09/01/2011
Tryon Main Office	Tryon, NC	100%	(12)	87	1,067	1,154	—	87	1,067	1,154	(178)	1966	09/01/2011
Twin Rivers	New Bern, NC	100%	(12)	255	414	669	—	255	414	669	(97)	1979	09/01/2011
Union Road	Gastonia, NC	100%	(12)	203	750	953	—	203	750	953	(146)	1981	09/01/2011
University	Wilmington, NC	100%	(12)	397	852	1,249	(31)	367	851	1,218	(178)	1974	09/01/2011
Village Drive	Fayetteville, NC	100%	(12)	293	406	699	—	293	406	699	(90)	1973	09/01/2011
Combee	Lakeland, FL	100%	(13)	198	501	699	—	198	501	699	(111)	1980	09/01/2011
Lantana	Lantana, FL	100%	(13)	604	781	1,385	—	604	781	1,385	(220)	1963	09/01/2011
Monument Road	Jacksonville, FL	100%	(13)	947	2,475	3,422	—	947	2,475	3,422	(330)	1986	09/01/2011
North Boca Raton	Boca Raton, FL	100%	(13)	276	806	1,082	—	276	806	1,082	(152)	1981	09/01/2011
Ridge Road	New Port Richey, FL	100%	(13)	152	554	706	—	152	554	706	(108)	1981	09/01/2011
Rockledge	Rockledge, FL	100%	(13)	230	627	857	—	230	627	857	(147)	1982	09/01/2011
S. Mandarin	Jacksonville, FL	100%	(13)	241	613	854	—	241	613	854	(101)	1986	09/01/2011
Westside	Jacksonville, FL	100%	(13)	495	2,057	2,552	—	495	2,057	2,552	(367)	1962	09/01/2011
Hapeville	Hapeville, GA	100%	(13)	648	1,859	2,507	—	648	1,859	2,507	(330)	1958	09/01/2011
Perimeter Center	Atlanta, GA	100%	(13)	756	2,523	3,279	—	756	2,523	3,279	(325)	1994	09/01/2011
Stephenson	Savannah, GA	100%	(13)	305	621	926	—	305	621	926	(144)	1967	09/01/2011
Toco Hills	Atlanta, GA	100%	(13)	230	692	922	—	230	692	922	(123)	1986	09/01/2011
Walton Way	Augusta, GA	100%	(13)	431	1,144	1,575	—	431	1,144	1,575	(199)	1985	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Washington Road	Augusta, GA	100%	(13)	$395	$1,421	$1,816	$—	$395	$1,421	$1,816	$(237)	1984	09/01/2011
Clemmons	Clemmons, NC	100%	(13)	179	506	685	—	179	506	685	(119)	1973	09/01/2011
King Main	King, NC	100%	(13)	133	600	733	—	133	600	733	(107)	1978	09/01/2011
Marion Main	Marion, NC	100%	(13)	230	897	1,127	—	230	897	1,127	(173)	1980	09/01/2011
Roxboro Main	Roxboro, NC	100%	(13)	424	1,307	1,731	—	424	1,307	1,731	(273)	1980	09/01/2011
Russ Avenue	Waynesville, NC	100%	(13)	296	897	1,193	—	296	897	1,193	(240)	1972	09/01/2011
Sardis Road	Charlotte, NC	100%	(13)	149	480	629	—	149	480	629	(83)	1986	09/01/2011
Valdese Main	Valdese, NC	100%	(13)	198	1,218	1,416	—	198	1,218	1,416	(213)	1952	09/01/2011
Viewmont	Hickory, NC	100%	(13)	147	735	882	—	147	735	882	(139)	1974	09/01/2011
Wilkesboro Main	Wilkesboro, NC	100%	(13)	130	645	775	—	130	645	775	(103)	1986	09/01/2011
Champions	Houston, TX	100%	(14)	390	1,935	2,325	—	390	1,935	2,325	(193)	1997	09/01/2011
Clear Lake	Houston, TX	100%	(14)	434	1,772	2,206	—	434	1,772	2,206	(204)	1981/2005	09/01/2011
Cypress Station	Houston, TX	100%	(14)	203	982	1,185	(22)	203	960	1,163	(87)	1996	09/01/2011
Deer Park	Deer Park, TX	100%	(14)	191	646	837	—	191	646	837	(93)	1990	09/01/2011
Duncanville	Duncanville, TX	100%	(14)	65	322	387	(33)	65	289	354	(74)	1980	09/01/2011
Galleria	Dallas, TX	100%	(14)	480	1,593	2,073	—	480	1,593	2,073	(232)	1980	09/01/2011
Heights	Houston, TX	100%	(14)	298	1,590	1,888	—	298	1,590	1,888	(155)	1992	09/01/2011
Helotes	San Antonio, TX	100%	(14)	201	522	723	—	201	522	723	(94)	1982	09/01/2011
Highway 290	Houston, TX	100%	(14)	1,822	3,466	5,288	(3,424)	556	1,308	1,864	(433)	1981	09/01/2011
Highway 6	Houston, TX	100%	(14)	970	2,151	3,121	—	970	2,151	3,121	(211)	1997	09/01/2011
Humble	Humble, TX	100%	(14)	446	1,811	2,257	—	446	1,811	2,257	(199)	1998	09/01/2011
Mangum	Houston, TX	100%	(14)	271	1,383	1,654	—	271	1,383	1,654	(181)	1988	09/01/2011
Northshore	Houston, TX	100%	(14)	149	676	825	—	149	676	825	(80)	1995	09/01/2011
Independence - Main Building - 0104	Charlotte, NC	100%	67,558	6,112	66,908	73,020	6,277	6,112	73,185	79,297	(8,307)	1983	09/01/2011
FS Wilmington, LP	Wilmington, DE	100%	35,978	9,200	41,046	50,246	—	9,200	41,046	50,246	(8,923)	1995	09/01/2011
Brainard	Chattanooga, TN	100%	—	—	—	—	—	—	—	—	—	1973	09/01/2011
East Colonial Drive Thr	Orlando, FL	100%	—	—	—	—	—	—	—	—	—	1986	09/01/2011
Inverness	Inverness, FL	100%	—	—	—	—	—	—	—	—	—	1994	09/01/2011
Paoli	Paoli, PA	100%	—	—	—	—	—	—	—	—	—	1989	09/01/2011
Forest Hill Banking Center	Germantown, TN	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Upper Montclair Drive Up	Upper Montclair, NJ	100%	—	—	—	—	—	—	—	—	—	1941	09/01/2011
Ardmore	Ardmore, PA	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011
Milltown	Milltown, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Fairgrounds	Allentown, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
West Goshen	West Chester, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Reading Airport	Reading Airport, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
East Brunswick	East Brunswick, NJ	100%	—	—	—	—	—	—	—	—	—	1972	09/01/2011
Concordia	Cranbury, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Thorndale	Thorndale, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Devon	Devon, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Wind Gap	Wind Gap, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Harborside	Jersey City, NJ	100%	—	—	—	—	—	—	—	—	—	2002	09/01/2011
Hickory Parking Lot	Hickory, NC	100%	—	59	50	109	—	59	50	109	(4)	1986	09/01/2011
Torrance	Torrance, CA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Chapel Hill	Chapel Hill, NC	100%	—	—	—	—	—	—	—	—	—	1942/1993	09/01/2011
Greenville Main	Greenville, SC	100%	—	—	—	—	—	—	—	—	—	1997	09/01/2011
Del Prado	Cape Coral, FL	100%	—	—	—	—	—	—	—	—	—	1990	09/01/2011
Parkside Marketplace	Glen Allen, VA	100%	—	—	61	61	—	—	61	61	(19)	1988	09/01/2011
Livingston	Livingston, NJ	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011
Downtown St. Petersburg	St. Petersburg, FL	100%	—	—	—	—	—	—	—	—	—	1912/1981	09/01/2011
Bank of America Finc - Sub-Lease	Spokane, WA	100%	—	—	—	—	—	—	—	—	—	1981	09/01/2011
Gulfgate - Main Building	Sarasota, FL	100%	—	—	1,165	1,165	(1,127)	—	38	38	(185)	1963	09/01/2011
Cocoa Village Dt	Cocoa, FL	100%	—	483	2,167	2,650	(1,802)	483	365	848	(234)	1957/1991	09/01/2011
Citizens - Clinton East Main	Clinton, CT	100%	(15)	172	641	813	—	172	641	813	(113)	1972	10/24/2011
Citizens - Railroad Avenue	Plainfield, CT	100%	(15)	232	426	658	—	232	426	658	(95)	1980	10/24/2011
Citizens - Shunpike Road	Cromwell, CT	100%	(15)	281	484	765	—	281	484	765	(101)	1976	10/24/2011
Citizens - Whalley Avenue	New Haven, CT	100%	(15)	186	416	602	—	186	416	602	(94)	1943	10/24/2011
Citizens - Lockport	Lockport, IL	100%	(15)	287	1,129	1,416	—	287	1,129	1,416	(177)	1981/1996	10/24/2011
Citizens - Columbia Road	Dorchester, MA	100%	(15)	370	1,433	1,803	—	370	1,433	1,803	(279)	1930	10/24/2011
Citizens - East Boston Square	East Boston, MA	100%	(15)	192	785	977	—	192	785	977	(140)	1928	10/24/2011
Citizens - Massachusetts Avenue	Arllington Heights, MA	100%	(15)	401	395	796	—	401	395	796	(83)	1979	10/24/2011
Citizens - Rogers Road	Gloucester, MA	100%	(15)	251	1,174	1,425	—	251	1,174	1,425	(214)	1950	10/24/2011
Citizens - Union Sq - Somerville	Somerville, MA	100%	(15)	647	952	1,599	—	647	952	1,599	(171)	1970	10/24/2011
Citizens - 18 Mile Road	Sterling Height, MI	100%	(15)	207	835	1,042	—	207	835	1,042	(138)	1977	10/24/2011
Citizens - Allen Road - Southgate	Southgate, MI	100%	(15)	422	2,949	3,371	—	422	2,949	3,371	(457)	1973	10/24/2011
Citizens - Ford Road Heights	Dearborn Heights, MI	100%	(15)	494	1,130	1,624	—	494	1,130	1,624	(169)	1981	10/24/2011
Citizens - Grand River	Detroit, MI	100%	(15)	52	611	663	—	52	611	663	(132)	1920	10/24/2011
Citizens - Greater Mack	St. Clair Shores, MI	100%	(15)	626	1,150	1,776	—	626	1,150	1,776	(218)	1980	10/24/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Citizens - Grosse Pointe Woods	Grosse Pointe Woods, MI	100%	(15)	249	572	821	—	249	572	821	(110)	1955	10/24/2011
Citizens - Hoover Road	Warren, MI	100%	(15)	133	741	874	—	133	741	874	(126)	1997	10/24/2011
Citizens - Joy Road	Detroit, MI	100%	(15)	66	591	657	—	66	591	657	(126)	1957	10/24/2011
Citizens - Main Street - Belleville	Belleville, MI	100%	(15)	181	1,228	1,409	—	181	1,228	1,409	(132)	1998	10/24/2011
Citizens - North Adams	Rochester, MI	100%	(15)	227	1,417	1,644	—	227	1,417	1,644	(211)	1976	10/24/2011
Citizens - Plymouth Road - Detroit	Detroit, MI	100%	(15)	66	539	605	—	66	539	605	(120)	Early 1960’s	10/24/2011
Citizens - Roseville	Roseville, MI	100%	(15)	347	906	1,253	—	347	906	1,253	(155)	1981	10/24/2011
Citizens - Schoenherr	Warren, MI	100%	(15)	145	1,088	1,233	—	145	1,088	1,233	(179)	1979	10/24/2011
Citizens - West Fort Street	Southgate, MI	100%	(15)	122	1,315	1,437	—	122	1,315	1,437	(152)	1984	10/24/2011
Citizens - West Maple	Bloomfield Hills, MI	100%	(15)	317	1,675	1,992	—	317	1,675	1,992	(305)	1962	10/24/2011
Citizens - Woodward - Ferndale	Ferndale, MI	100%	(15)	313	798	1,111	—	313	798	1,111	(156)	1960	10/24/2011
Citizens - Barrington	Barrington, NH	100%	(15)	176	335	511	—	176	335	511	(110)	1985	10/24/2011
Citizens - Coliseum Avenue	Nashua, NH	100%	(15)	206	655	861	—	206	655	861	(119)	1981	10/24/2011
Citizens - One Constitution Way	Somersworth, NH	100%	(15)	135	1,013	1,148	—	135	1,013	1,148	(129)	1985	10/24/2011
Citizens - Endicott	Endicott, NY	100%	(15)	117	2,001	2,118	—	117	2,001	2,118	(374)	1927	10/24/2011
Citizens - Genesee - Utica	Utica, NY	100%	(15)	91	2,001	2,092	—	91	2,001	2,092	(383)	1956/1968	10/24/2011
Citizens - Glens Falls	Glens Falls, NY	100%	(15)	167	1,234	1,401	—	167	1,234	1,401	(227)	1956	10/24/2011
Citizens - Main Street - Beacon	Beacon, NY	100%	(15)	440	1,247	1,687	—	440	1,247	1,687	(238)	1955	10/24/2011
Citizens - Meadow Avenue	Newburgh, NY	100%	(15)	364	1,232	1,596	—	364	1,232	1,596	(229)	1972	10/24/2011
Citizens - Montcalm Street	Ticonderoga, NY	100%	(15)	16	607	623	—	16	607	623	(118)	1920	10/24/2011
Citizens - Chagrin Falls	Chagrin Falls, OH	100%	(15)	188	596	784	—	188	596	784	(112)	Pre 1884	10/24/2011
Citizens - Dover Center Road	Bay Village, OH	100%	(15)	196	484	680	—	196	484	680	(100)	1967	10/24/2011
Citizens - East Street - Euclid	Euclid, OH	100%	(15)	86	708	794	—	86	708	794	(108)	1975	10/24/2011
Citizens - Fairview Park	Fairview Park, OH	100%	(15)	289	374	663	—	289	374	663	(96)	1966	10/24/2011
Citizens - Girard	Girard, OH	100%	(15)	88	1,091	1,179	—	88	1,091	1,179	(159)	1977/1983	10/24/2011
Citizens - Lake Shore Boulevard	Euclid, OH	100%	(15)	234	622	856	—	234	622	856	(142)	1971	10/24/2011
Citizens - Lorain Road	North Olmsted, OH	100%	(15)	254	599	853	—	254	599	853	(82)	1981	10/24/2011
Citizens - Mentor Avenue	Mentor, OH	100%	(15)	690	1,283	1,973	—	690	1,283	1,973	(306)	1958	10/24/2011
Citizens - Navarre Avenue	Oregon, OH	100%	(15)	107	1,015	1,122	—	107	1,015	1,122	(167)	1980	10/24/2011
Citizens - Richmond Heights	Richmond Heights, OH	100%	(15)	353	683	1,036	—	353	683	1,036	(147)	2002	10/24/2011
Citizens - Toledo Main	Toledo, OH	100%	(15)	83	664	747	—	83	664	747	(136)	1952	10/24/2011
Citizens - University Heights	University Heights, OH	100%	(15)	426	505	931	—	426	505	931	(87)	1989/2002	10/24/2011
Citizens - Westlake	Westlake, OH	100%	(15)	283	596	879	—	283	596	879	(100)	1981	10/24/2011
Citizens - Burgettstown	Burgettstown, PA	100%	(15)	68	1,165	1,233	—	68	1,165	1,233	(203)	1921	10/24/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Citizens - Zelienople	Zelienople, PA	100%	(15)	26	1,054	1,080	—	26	1,054	1,080	(181)	1920/1971	10/24/2011
Citizens - Portsmouth East Main	Portsmouth, RI	100%	(15)	446	518	964	—	446	518	964	(126)	1979	10/24/2011
Citizens - Pearl St - Essex Junction	Essex Junction, VT	100%	(15)	170	415	585	—	170	415	585	(61)	1986	10/24/2011
801 Market Associates (5)	Philadelphia, PA	100%	37,565	6,325	32,306	38,631	(13,633)	4,357	20,641	24,998	(2,779)	1928/2002	09/01/2011
Arlington (5)	Arlington, TX	100%	(16)	604	1,261	1,865	(262)	537	1,066	1,603	(204)	2003	09/01/2011
Ennis - Main Building (5)	Ennis, TX	100%	(16)	174	1,550	1,724	(371)	132	1,221	1,353	(366)	1965/1973	09/01/2011
Hillsboro-Main Building (5)	Hillsboro, TX	100%	(16)	13	150	163	(76)	9	78	87	(13)	1885/1982	09/01/2011
Paris - Main Building (5)	Paris, TX	100%	(16)	382	761	1,143	(699)	232	212	444	(41)	1965/1973	09/01/2011
Stephenville - Main Building (5)	Stephenville, TX	100%	(16)	257	1,197	1,454	(332)	192	930	1,122	(274)	1906/1980	09/01/2011
Jenkins Court - Tower (5)	Jenkintown, PA	100%	14,379	1,683	7,362	9,045	(377)	1,683	6,985	8,668	(1,638)	1931/1990	09/01/2011
	Total Properties Held for Investment			$327,185	$1,259,662	$1,586,847	$(188,059)	$303,030	$1,095,758	$1,398,788	$(171,759)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Sale
Crescent Green Buildings	Cary, NC	100%	$25,400	$6,200	$42,508	$48,708	$(6,861)	$6,200	$35,647	$41,847	$(7,031)	1996/1997/1998	01/31/2007
Deland Main	Deland, FL	100%	—	473	669	1,142	(171)	437	534	971	(26)	1964	09/01/2011
Central Avenue	Hot Springs, AR	100%	—	240	2,161	2,401	(1,731)	72	598	670	(79)	1940	09/01/2011
Belleville	Belleville, IL	100%	—	250	636	886	(463)	250	173	423	(7)	1968	09/01/2011
Cookeville	Cookeville, TN	100%	—	339	4,220	4,559	(2,074)	211	2,274	2,485	(82)	1979/2003	09/01/2011
Winterpark Temple	Winter Park, FL	100%	—	323	891	1,214	(504)	323	387	710	(80)	1994	09/01/2011
Cary Preston	Cary, NC	100%	—	645	1,862	2,507	—	645	1,862	2,507	(416)	1993	09/01/2011
Clemmons	Clemmons, NC	100%	—	557	1,723	2,280	—	557	1,723	2,280	(431)	1970	09/01/2011
Wakefield Fc	Raleigh, NC	100%	—	672	1,978	2,650	—	672	1,978	2,650	(395)	2000	09/01/2011
Westinghouse	Charlotte, NC	100%	—	614	1,514	2,128	(1,260)	614	254	868	(383)	1986	09/01/2011
Sea Pines Main	Hilton Head, SC	100%	—	1,128	4,753	5,881	(1,625)	1,128	3,128	4,256	(877)	1991	09/01/2011
Feasterville	Feasterville, PA	100%	—	319	2,064	2,383	—	319	2,064	2,383	(473)	1964	09/01/2011
	Total Properties Held for Sale			$11,760	$64,979	$76,739	$(14,689)	$11,428	$50,622	$62,050	$(10,280)
		TOTAL		$338,945	$1,324,641	$1,663,586	$(202,748)	$314,458	$1,146,380	$1,460,838	$(182,039)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was approximately $1.7 billion as of December 31, 2013.
(4) These properties are security for the Portfolio Loan, which had an outstanding principal balance of $185.0 million as of December 31, 2013.
(5) These properties were held for non-sale disposition as of December 31, 2013.
(6) As of December 31, 2013, the Company had sold seven industrial properties within the Opus Industrial Portfolio.
(7) These properties are security for the BBD2 Mortgage Loan, which had an outstanding principal balance of $194.2 million as of December 31, 2013.
(8) These properties are security for the FSI 6000A Mortgage Loan, which had an outstanding principal balance of $24.8 million as of December 31, 2013.
(9) These properties are security for the FSI 6000B Mortgage Loan, which had an outstanding principal balance of $28.7 million as of December 31, 2013.
(10) These properties are security for the FSI 6000C Mortgage Loan, which had an outstanding principal balance of $22.5 million as of December 31, 2013.
(11) These properties are security for the FSI 6000D Mortgage Loan, which had an outstanding principal balance of $29.9 million as of December 31, 2013.
(12) These properties are security for the Pitney Bowes - Bank of America Mortgage Loan, which had an outstanding principal balance of $40.3 million as of December 31, 2013.
(13) These properties are security for the Pitney Bowes - Wachovia A Mortgage Loan, which had an outstanding principal balance of $16.4 million as of December 31, 2013.
(14) These properties are security for the Sterling Bank Mortgage Loan, which had an outstanding principal balance of $19.6 million as of December 31, 2013.
(15) These properties are security for the CRE Mortgage Loan, which had an outstanding principal balance of $62.7 million as of December 31, 2013.
(16) These properties are security for the BOA Windsor Mortgage Portfolio, which had an outstanding principal balance of $6.1 million as of December 31, 2013.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

	2013	2012	2011
Real Estate (1)
Balance at the beginning of the year	$1,953,615	$3,129,561	$1,768,632
Transfer of the GKK Properties	—	—	1,971,943
Improvements	21,678	20,786	34,876
Transfer of real estate in connection with the extinguishment of debt	—	(209,200)	(329,367)
Write-off of fully depreciated and fully amortized assets	(29,166)	(27,116)	(30,346)
Impairments	(80,609)	(82,167)	(102,003)
Sales	(404,680)	(878,249)	(184,174)
Balance at the end of the year	$1,460,838	$1,953,615	$3,129,561

Accumulated depreciation and amortization (1)
Balance at the beginning of the year	$204,781	$165,328	$178,055
Depreciation and amortization expense	78,461	136,710	106,134
Write-off of fully depreciated and fully amortized assets	(29,166)	(27,116)	(30,346)
Impairment	(32,595)	(14,436)	(50,278)
Sales	(39,442)	(37,269)	(18,811)
Transfer of real estate in connection with the extinguishment of debt	—	(18,436)	(19,426)
Balance at the end of the year	$182,039	$204,781	$165,328
____________________
(1) Amounts include properties held for sale and properties held for non-sale disposition.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
(dollar amounts in thousands)

	Interest Rate (1)	Interest Rate as of December 31, 2013 (1)	Final Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Notes Payable
Plaza in Clayton Mortgage Loan	5.90%	5.90%	10/06/2016	Interest Only	$—	$62,200	$62,200
Tysons Dulles Plaza Mortgage Loan	5.90%	5.90%	03/10/2014	Interest Only	—	76,375	76,375
Bridgeway Technology Center Mortgage Loan	8.25%	8.25%	08/01/2013	Interest Only	—	26,824	26,824
Crescent Green Mortgage Loan	One-month LIBOR +2.25%	2.42%	07/31/2015	Interest Only	—	25,400	25,400
Portfolio Loan	One-month LIBOR +1.80%	1.97%	01/01/2016	Interest Only	—	185,000	185,000
Total Notes Payable					—	375,799	375,799

GKK Properties Notes Payable
Bank of America - BBD2 Mortgage Loan	5.96%	5.96%	09/08/2019	Principal and interest	—	194,221	190,393
101 Independence Mortgage Loan	5.53%	5.53%	11/01/2016	Principal and interest	—	67,558	64,004
CRE Mortgage Loan	8.24%	8.24%	07/01/2036	Interest Only	—	62,729	61,878
Pitney Bowes - Bank of America Mortgage Loan	5.33%	5.33%	10/10/2022	Principal and interest	—	40,253	39,511
801 Market Street Mortgage Loan	11.17%	11.17%	02/01/2013	Principal and interest	—	37,565	37,565
Beaver Valley Mortgage Loan	5.06%	5.06%	01/01/2015	Principal and interest	—	35,978	35,701
FSI 6000D Mortgage Loan	5.80%	5.80%	06/05/2017	Principal and interest	—	29,877	28,658
FSI 6000B Mortgage Loan	5.80%	5.80%	06/05/2017	Principal and interest	—	28,667	28,055
FSI 6000A Mortgage Loan	6.80%	6.80%	10/05/2017	Principal and interest	—	24,811	25,450
FSI 6000C Mortgage Loan	6.80%	6.80%	10/05/2017	Principal and interest	—	22,455	23,340
Sterling Bank Mortgage Loan	5.57%	5.57%	01/11/2017	Interest Only	—	19,629	19,355
Pitney Bowes - Wachovia A Mortgage Loan	5.50%	5.50%	06/10/2023	Principal and interest	—	16,438	16,493
Jenkins Court Mortgage Loan	15.29%	15.29%	08/11/2030	Principal and interest	—	14,379	9,946
BOA Windsor Mortgage Portfolio	10.73%	10.73%	10/31/2012	Principal and interest	—	6,134	6,134
					—	600,694	586,483
Total Notes Payable, Net					$—	$976,493	$962,282
____________________
(1) Interest rate represents the interest rate in effect under the loan as of December 31, 2013 and is calculated as the actual interest rate in effect as of December 31, 2013 (consisting of the contractual interest rate), using interest rate indices at December 31, 2013, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2013; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

Reconciliation of Mortgage Loans on Real Estate
Balance as of December 31, 2012	$1,320,533
Additions during period:
New mortgage loans	185,634
Deferred interest payable	4,592
Deductions during period:
Principal repayments	(343,498)
Mortgage debt transferred to buyer in connection with sale of the underlying real estate, net	(209,177)
Amortization of discount/premium on notes payable	4,198
Balance as of December 31, 2013	$962,282

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 7, 2014.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 7, 2014
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 7, 2014
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 7, 2014
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 7, 2014
Stacie K. Yamane
/s/ HANK ADLER	Director	March 7, 2014
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 7, 2014
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 7, 2014
Stuart A. Gabriel, Ph.D.