Form 10-Q
period 2014-03-31
KBS Real Estate Investment Trust, Inc.
filed 2014-05-12
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2014, there were 189,170,963 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Real estate held for investment:
Land	$300,606	$300,750
Buildings and improvements	978,220	981,406
Tenant origination and absorption costs	104,359	107,200
Total real estate held for investment, at cost and net of impairment charges	1,383,185	1,389,356
Less accumulated depreciation and amortization	(178,227)	(170,737)
Total real estate held for investment, net	1,204,958	1,218,619
Real estate held for sale, net	13,314	60,180
Foreclosed real estate held for sale	19,327	19,064
Total real estate, net	1,237,599	1,297,863
Real estate loans receivable, net	29,996	29,768
Real estate securities	1,214	7,973
Total real estate and real estate-related investments, net	1,268,809	1,335,604
Cash and cash equivalents	156,172	211,391
Restricted cash	99,781	101,069
Rents and other receivables, net	41,919	38,901
Above-market leases, net	25,761	26,738
Assets related to real estate held for sale	971	3,155
Deferred financing costs, prepaid expenses and other assets	30,182	28,039
Total assets	$1,623,595	$1,744,897
Liabilities and equity
Notes payable:
Notes payable	$855,020	$930,748
Notes payable related to real estate held for sale	—	31,534
Total notes payable	855,020	962,282
Accounts payable and accrued liabilities	34,840	34,288
Below-market leases, net	50,958	53,978
Liabilities related to real estate held for sale	2,242	2,764
Other liabilities	34,704	35,692
Total liabilities	977,764	1,089,004
Commitments and contingencies (Note 14)
Redeemable common stock	8,372	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 189,250,829 and 189,616,701 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,892	1,896
Additional paid-in capital	1,670,360	1,670,356
Cumulative distributions and net losses	(1,035,426)	(1,030,911)
Accumulated other comprehensive income	633	4,552
Total stockholders’ equity	637,459	645,893
Total liabilities and stockholders’ equity	$1,623,595	$1,744,897
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$39,090	$39,507
Tenant reimbursements	13,056	12,828
Interest income from real estate loans receivable	801	804
Parking revenues and other operating income	1,004	1,292
Total revenues	53,951	54,431
Expenses:
Operating, maintenance, and management	21,400	20,401
Real estate taxes, property-related taxes, and insurance	7,440	7,577
Asset management fees to affiliate	2,499	2,492
General and administrative expenses	3,644	4,307
Depreciation and amortization	17,923	18,414
Interest expense	13,545	15,029
Impairment charge on real estate held for investment	1,257	3,998
Total expenses	67,708	72,218
Other income
Gain on sales of real estate securities (includes $3.8 million of unrealized gains reclassified from accumulated other comprehensive income during the three months ended March 31, 2014)	3,748	—
Gain from extinguishment of debt	1,815	—
Other interest income	168	162
Other income	304	—
Total other income	6,035	162
Loss from continuing operations	(7,722)	(17,625)
Discontinued operations:
Gain on sales of real estate, net	2,916	28,023
Income from discontinued operations	291	2,133
Impairment charges on discontinued operations	—	(1,277)
Total income from discontinued operations	3,207	28,879
Net (loss) income	$(4,515)	$11,254
Basic and diluted (loss) per common share:
Continuing operations	$(0.04)	$(0.09)
Discontinued operations	0.02	0.15
Net (loss) income per common share	$(0.02)	$0.06
Weighted-average number of common shares outstanding, basic and diluted	189,481,669	190,951,696
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(4,515)	$11,254
Other comprehensive (loss) income
Reclassification of realized gain on real estate securities	(3,783)	—
Unrealized change in market value of real estate securities	(136)	12,707
Unrealized gains on derivative instruments	—	114
Total other comprehensive (loss) income	(3,919)	12,821
Total comprehensive (loss) income	$(8,434)	$24,075
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net (loss)	—	—	—	(46,495)	—	(46,495)
Other comprehensive loss	—	—	—	—	3,372	3,372
Redemptions of common stock	(1,444,315)	(15)	(7,369)	—	—	(7,384)
Distributions declared	—	—	—	(75,015)	—	(75,015)
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(4,515)	—	(4,515)
Other comprehensive income	—	—	—	—	(3,919)	(3,919)
Redemptions of common stock	(365,872)	(4)	(1,624)	—	—	(1,628)
Transfers from redeemable common stock	—	—	1,628	—	—	1,628
Balance, March 31, 2014	189,250,829	$1,892	$1,670,360	$(1,035,426)	$633	$637,459
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(4,515)	$11,254
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization
Continuing operations	17,923	18,414
Discontinued operations	—	1,966
Impairment charge on real estate - continuing operations	1,257	3,998
Impairment charges on real estate - discontinued operations	—	1,277
Noncash interest income on real estate-related investments	(248)	(249)
Deferred rent	(574)	(1,416)
Bad debt expense	482	696
Amortization of deferred financing costs	377	242
Deferred interest payable	480	—
Amortization of above- and below-market leases, net	(2,094)	(3,564)
Gain on sales of real estate, net	(2,916)	(28,023)
Gain on sales of real estate securities	(3,748)	—
Gain on extinguishment of debt	(1,815)	—
Amortization of discount and premium on notes payable, net	639	2,415
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	814	(954)
Rents and other receivables	(2,877)	2,308
Prepaid expenses and other assets	(3,188)	(3,468)
Accounts payable and accrued liabilities	1,834	(3,682)
Due to affiliates	—	(104)
Other liabilities	(834)	(1,418)
Net cash provided by (used in) operating activities	997	(308)
Cash Flows from Investing Activities:
Improvements to real estate	(5,025)	(5,552)
Proceeds from sales of real estate, net	47,324	62,279
Principal repayments on real estate loans receivable	20	12
Proceeds from sale of real estate securities	6,588	—
Net change in restricted cash for capital expenditures	(175)	(3,079)
Net cash provided by investing activities	48,732	53,660
Cash Flows from Financing Activities:
Proceeds from notes payable	2,500	156
Principal payments on notes payable	(104,747)	(86,160)
Net change in restricted cash for debt service obligations	(346)	7,570
Payments of deferred financing costs	(727)	(48)
Payments to redeem common stock	(1,628)	(1,537)
Net cash used in financing activities	(104,948)	(80,019)
Net decrease in cash and cash equivalents	(55,219)	(26,667)
Cash and cash equivalents, beginning of period	211,391	254,578
Cash and cash equivalents, end of period	$156,172	$227,911
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2014, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 417 real estate properties (of which two properties were held for non-sale disposition and eight properties were held for sale), including the GKK Properties (defined below). In addition, as of March 31, 2014, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by the Company and are held for sale.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of March 31, 2014, the Company had redeemed 10,184,751 of the shares sold in the Offering for $79.2 million.
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
March 31, 2014
(unaudited)

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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. The Company early adopted ASU No. 2014-08 (defined below) for the reporting period beginning January 1, 2014. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all periods presented to reflect all properties sold or held for sale during the period ended March 31, 2014. One of the Company’s properties was classified as held for sale in the ordinary course of business during the three months ended March 31, 2014 and is included in continuing operations on the Company’s consolidated statements of operations. Properties that were classified as held for sale in financial statements previously issued will remain in discontinued operations on the Company’s consolidated statement of operations.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2014 and 2013, respectively.
The Company’s board of directors did not declare distributions for the three months ended March 31, 2014 and 2013, respectively.
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
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, below income from continuing operations and income from discontinued operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2014, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 10.7 million rentable square feet and was 83% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.6 million rentable square feet related to the GKK Properties held for investment, which were 81% occupied as of March 31, 2014. In addition to the properties discussed in the preceding sentences, the Company owned two GKK Properties encompassing approximately 0.5 million rentable square feet that were held for non-sale disposition as of March 31, 2014, see “—Real Estate Held for Non-Sale Disposition” below.
The following table summarizes the Company’s investments in real estate as of March 31, 2014 and December 31, 2013 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2014:
Office	$75,797	$431,675	$5,687	$513,159
Industrial	22,965	104,268	3,137	130,370
GKK Properties	201,844	442,277	95,535	739,656
Real estate held for investment, at cost and net of impairment charges (1)	$300,606	$978,220	$104,359	$1,383,185
Accumulated depreciation/amortization	—	(138,564)	(39,663)	(178,227)
Real estate held for investment, net	$300,606	$839,656	$64,696	$1,204,958
As of December 31, 2013:
Office	$75,797	$429,455	$5,765	$511,017
Industrial	23,109	110,062	5,220	138,391
GKK Properties	201,844	441,889	96,215	739,948
Real estate held for investment, at cost and net of impairment charges	$300,750	$981,406	$107,200	$1,389,356
Accumulated depreciation/amortization	—	(132,049)	(38,688)	(170,737)
Real estate held for investment, net	$300,750	$849,357	$68,512	$1,218,619
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2014, the Company’s leases, including the GKK Properties held for investment and excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 12.9 years with a weighted-average remaining term of 5.5 years. As of March 31, 2014, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 12.9 years with a weighted-average remaining term of 5.7 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of March 31, 2014, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2014 through 2016. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.0 million and $3.2 million as of March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and 2013, the Company recognized deferred rent from tenants of $0.6 million and $1.3 million, respectively. These excess amounts for the three months ended March 31, 2014 and 2013 were net of $0.4 million and $0.2 million of lease incentive amortization, respectively. As of March 31, 2014 and December 31, 2013, the cumulative deferred rent balance was $30.9 million and $29.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $7.5 million and $6.8 million of unamortized lease incentives as of March 31, 2014 and December 31, 2013, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of March 31, 2014 for the years ending December 31 is as follows (in thousands):

April 1, 2014 through December 31, 2014	$97,627
2015	125,027
2016	119,583
2017	105,588
2018	92,035
Thereafter	245,691
$785,551

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

As of March 31, 2014, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent), excluding properties held for non-sale disposition, was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	68	$62,947	46.3%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of March 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2014, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of March 31, 2014, the Company had a bad debt expense reserve of $6.8 million. The Company’s bad debt expense reserve included $6.7 million related to the GKK Properties. During the three months ended March 31, 2014 and 2013, the Company recorded bad debt expense related to its tenant receivables of $0.4 million and $0.4 million, respectively.
As of March 31, 2014, the Company had a concentration of credit risk related to leases, excluding properties held for non-sale disposition, with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics (1)
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,235,524	30.2%	$28,446	20.9%	$8.79	(3)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of March 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) As of March 31, 2014, lease expiration dates ranged from 2017 through 2026 with a weighted-average remaining term of 6.0 years. Additionally, as of March 31, 2014, certain of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates from the remainder of 2014 through 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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

	Three Months Ended March 31,
	2014	2013
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$22,566	$23,197
Income (loss) before income taxes	(681)	1,984
Net income (loss)	(276)	1,483

	As of
	March 31, 2014	December 31, 2013
Consolidated Balance Sheets (in millions)
Total assets	$2,149,851	$2,102,273
Total liabilities	1,917,963	1,869,588
Total stockholders’ equity	231,888	232,685
Geographic Concentration Risk
As of March 31, 2014, the Company’s net investments in real estate in North Carolina, excluding properties held for non-sale disposition, represented 10.5% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the three months ended March 31, 2014, due to a change in cash flow estimates and estimated hold period, the Company recorded a non-cash impairment charge of $1.3 million to write-down the carrying value of one of its real estate properties held for investment to its estimated fair value.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Real Estate Held for Non-Sale Disposition
As of March 31, 2014, the Company owned two GKK Properties that were held for non-sale disposition. These properties are security for the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), each of which was in default as of March 31, 2014.  In the event the Company relinquishes the assets that are security for these loans to the respective lenders, the Company would record a gain on extinguishment of debt equal to the difference between the carrying amount of the debt and the carrying amount of the collateral. For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable.” The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues related to real estate held for non-sale disposition
Total revenues	$2,308	$2,715
Expenses related to real estate held for non-sale disposition
Operating expenses	2,598	2,518
Depreciation and amortization	425	383
Total expenses related to real estate held for non-sale disposition	3,023	2,901
Net loss related to real estate held for non-sale disposition	$(715)	$(186)
The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$32,569	$33,666
Accumulated depreciation and amortization	(3,713)	(4,417)
Real estate held for non-sale disposition, net	28,856	29,249
Restricted cash	10,878	10,785
Other assets	1,172	1,014
Total assets	$40,906	$41,048
Liabilities related to real estate held for non-sale disposition
Notes payable, net	47,676	47,511
Accounts payable and accrued liabilities	7,364	6,893
Below-market leases, net	582	627
Other liabilities	323	359
Total liabilities	$55,945	$55,390

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cost, net of impairments	$104,359	$107,200	$36,448	$36,447	$(82,868)	$(84,357)
Accumulated amortization	(39,663)	(38,688)	(10,687)	(9,709)	31,910	30,379
Net Amount	$64,696	$68,512	$25,761	$26,738	$(50,958)	$(53,978)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Amortization	$(3,834)	$(4,379)	$(1,008)	$(1,175)	$3,021	$3,028

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2014 and December 31, 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2014 (1)	Book Value as of March 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,000	$5,023	$5,025	5.4%	8.1%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,871	6,871	6,878	8.0%	8.1%	09/01/2014
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	16,885	16,710	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,923	3,272	3,245	6.1%	12.4%	07/11/2017
				$35,794	$32,051	$31,858
Reserve for Loan Losses (6)				—	(2,055)	(2,090)
				$35,794	$29,996	$29,768
_____________________
(1) Outstanding principal balance as of March 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment during 2014. The contractual interest rates and annualized effective interest rates presented are as of March 31, 2014.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of March 31, 2014. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the three months ended March 31, 2014, the Company recognized $0.5 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”
As of March 31, 2014 and December 31, 2013, interest receivable from real estate loans receivable was $0.6 million and $0.5 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2014 (in thousands):

Real estate loans receivable, net - December 31, 2013	$29,768
Principal repayments received on real estate loan receivable	(20)
Accretion of discounts on purchased real estate loans receivable	257
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(9)
Real estate loans receivable, net - March 31, 2014	$29,996

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

For the three months ended March 31, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual interest income	$553	$555
Interest accretion	257	231
Amortization of origination fees and costs and acquisition costs, net	(9)	18
Interest income from real estate loans receivable	$801	$804
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the three months ended March 31, 2014 and 2013, the Company recognized $0.1 million and $0.1 million, respectively, of interest income related to the Sandmar Mezzanine Loan, which has an asset-specific reserve. Additionally, as of March 31, 2014, the Company had interest income receivable of $0.5 million related to the Sandmar Mezzanine Loan.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the three months ended March 31, 2014 were as follows (in thousands):

Reserve for loan losses, December 31, 2013	$2,090
Reduction to reserve for loan losses	(35)
Reserve for loan losses, March 31, 2014	$2,055
As of March 31, 2014, the total reserve for loan losses consisted of $2.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.0 million.
The Company did not record provision for loan loss reserves during the three months ended March 31, 2014 and reduced its reserves for loan losses by $35,000 related to the Sandmar Mezzanine Loan. During the three months ended March 31, 2013, the Company did not record provision for loan loss reserves and reduced its reserves for loan losses by $32,000 related to the Sandmar Mezzanine Loan. As of March 31, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent.

6.	REAL ESTATE SECURITIES
As of March 31, 2014, the Company owned 235,259 shares of common stock, par value of $0.001 per share, of Gramercy. The Company classified its investment in the Gramercy shares as available-for-sale as the Company did not have the ability to sell the shares during certain lockout periods at the time the shares were acquired. As of March 31, 2014, there were no restrictions on the Company’s ability to sell its remaining shares of common stock of Gramercy. As of March 31, 2014, the carrying value of the Gramercy shares was $1.2 million based on a closing market price of $5.16 per share of common stock, as of March 31, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

During the three months ended March 31, 2014, the Company sold 1,151,343 shares of common stock of Gramercy for an aggregate sales price of $6.6 million. As a result, during the three months ended March 31, 2014, the Company realized a gain on sale of its shares of common stock of Gramercy of $3.7 million. The following summarizes the activity related to real estate securities for the three months ended March 31, 2014 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2013	$3,421	$4,552	$7,973
Unrealized change in market value of real estate securities	—	(136)	(136)
Sale of real estate securities	(2,840)	(3,783)	(6,623)
Real estate securities - March 31, 2014	$581	$633	$1,214

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.” Properties that were classified as held for sale in financial statements previously issued will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2013, the Company disposed of 112 properties (of which 111 were GKK Properties). During the three months ended March 31, 2014, the Company disposed of five properties (of which four were GKK Properties), transferred a portfolio of five properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio (defined below) and classified eight properties (of which seven were GKK Properties) with an aggregate net book value of $13.3 million as held for sale.
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$14,939	$71,482
Accumulated depreciation and amortization	(1,625)	(11,302)
Real estate held for sale, net	13,314	60,180
Other assets	971	3,155
Total assets related to real estate held for sale	$14,285	$63,335
Liabilities related to real estate held for sale
Notes payable	—	31,534
Other liabilities	2,242	2,764
Total liabilities related to real estate held for sale	$2,242	$34,298

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

During the three months ended March 31, 2014, the Company classified one real estate property as held for sale and disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, which properties were not classified as held for sale in previously issued financial statements. In accordance with the Company’s early adoption of ASU No. 2014-08, the operations of these properties are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
Rental income	$134	$170
Tenant reimbursements	89	43
Expenses
Operating, maintenance, and management	52	126
Real estate taxes and insurance	54	61
Asset management fees to affiliate	17	17
Depreciation and amortization	72	133
Interest expense	95	165
Discontinued Operations
The following table summarizes operating income from discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenues and other income	$747	$12,883
Total expenses	456	10,750
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	291	2,133
Gain on sales of real estate, net	2,916	28,023
Impairment charge	—	(1,277)
Income from discontinued operations	$3,207	$28,879

8.	FORECLOSED REAL ESTATE HELD FOR SALE
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
As of March 31, 2014, the Company’s investment in the Tribeca Building consisted of three condominium units with a carrying value of $19.3 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. The Company did not sell any condominium units of the Tribeca Building during the three months ended March 31, 2014 and 2013 and recorded expenses of $0.3 million and $0.5 million, respectively, related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

9.	NOTES PAYABLE
As of March 31, 2014 and December 31, 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of March 31, 2014	Book Value as of December 31, 2013	Contractual Interest Rates as of March 31, 2014 (1)	Weighted-Average Interest Rates as of March 31, 2014 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$89,024	$165,399	5.9% - 8.3%	6.6%	1.8
GKK Properties mortgage loans	592,068	600,694	5.1% - 15.3%	6.6%	6.0
	681,092	766,093
Variable Rate
Mortgage loans	187,500	210,400	One-month LIBOR + 1.80%	2.0%	1.8
Total notes payable principal outstanding	868,592	976,493
Discount on notes payable, net (3)	(13,572)	(14,211)
Total notes payable, net	$855,020	$962,282
_____________________
(1) Contractual interest rates as of March 31, 2014 represent the range of interest rate in effect under these loans as of March 31, 2014. Weighted-average interest rate as of March 31, 2014 is calculated as the actual interest rates in effect under these loans as of March 31, 2014 (consisting of the contractual interest rates), using interest rate indices as of March 31, 2014, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of March 31, 2014; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the loans were assumed. The discount and premium are amortized over the remaining life of the respective loans.
As of March 31, 2014 and December 31, 2013, the Company’s deferred financing costs were $2.2 million and $2.3 million, respectively, net of amortization. During the three months ended March 31, 2014 and 2013, the Company incurred interest expense, net of discontinued operations, of $13.5 million and $15.0 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013 and (ii) the amortization of discount and premium on notes payable, which increased interest expense by $0.6 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $8.7 million and $7.9 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2014 (in thousands):

April 1, 2014 through December 31, 2014	$88,849
2015	47,388
2016	324,673
2017	131,121
2018	10,718
Thereafter	265,843
$868,592

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following summarizes the activity related to notes payable for the three months ended March 31, 2014 (in thousands):

Total notes payable, net - December 31, 2013	$962,282
Proceeds from notes payable	2,500
Deferred interest payable	480
Extinguishment of debt	(6,134)
Principal repayments	(104,747)
Amortization of discount and premium on notes payable, net	639
Total notes payable, net - March 31, 2014	$855,020
Loan Maturities and Defaults
As of March 31, 2014, one outstanding loan secured by one of the Company’s historical real estate investments and one outstanding loan the Company assumed pursuant to the Settlement Agreement had matured without repayment. These loans had outstanding principal balances of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”) and the 801 Market Street Mortgage Loan remains outstanding.  Additionally, as of March 31, 2014, the Company did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $14.5 million (the “Jenkins Court Mortgage Loan”), which the Company assumed pursuant to the Settlement Agreement. The lender under this loan declared a default on June 24, 2013. During the three months ended March 31, 2014, the Company entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing a mortgage loan with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan. The Company had assumed this loan pursuant to the Settlement Agreement.
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges immediately due and payable. The Bridgeway Technology Center Mortgage Loan matured on August 1, 2013. On April 14, 2014, the Company entered into an agreement with the lender to satisfy all amounts owed under the Bridgeway Technology Center Mortgage Loan, including the outstanding principal balance of $26.8 million and accrued and unpaid interest of $2.1 million, at a discounted payoff amount of $25.6 million.
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
As a result of the deed-in-lieu of foreclosure, the Company recorded a gain on extinguishment of debt of $1.8 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $7.0 million and the carrying value of the real estate properties and other assets which secured the loan of approximately $5.2 million, upon transfer of the properties securing the loan. Included in this gain on extinguishment of debt is a gain on the settlement of debt of $0.4 million, which represents the difference between the carrying value of the liabilities and the estimated fair value of the assets transferred to the lender, and a gain on the transfer of real estate assets of $1.4 million, which represents the difference between the estimated fair value and the carrying value of the real estate assets as of the date of transfer.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender commenced foreclosure proceedings and sought a judgment against the Company in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On February 5, 2014, the lender and the Company entered into a release agreement whereby, in consideration of the Company stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release the Company from all matters related to the 801 Market Street Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by the Company, and any actual physical damage to the mortgaged property caused or committed by the Company. The aforementioned release of the Company will become effective immediately upon the transfer of title to the mortgaged property to the lender or its designee or a third party purchaser by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and the effectiveness of the release of the Company, the lender agreed not to pursue any actions against the Company other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on March 4, 2014, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the loan was $21.5 million as of March 31, 2014.
Jenkins Court Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and sought a judgment against the Company in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On December 12, 2013, the lender and the Company entered into a release agreement whereby, in consideration of the Company stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release the Company from all matters related to the Jenkins Court Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by the Company, and any actual physical damage to the mortgaged property caused or committed by the Company. The aforementioned release of the Company will become effective immediately upon the transfer of title to the mortgaged property to the lender or its designee by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and the effectiveness of the release of the Company, the lender agreed not to pursue any actions against the Company other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on December 20, 2013, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the Jenkins Court Mortgage Loan was $6.7 million as of March 31, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Jenkins Court Mortgage Loan
As of March 31, 2014, the borrower under the Jenkins Court Mortgage Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer imposed a “cash trap” and has the right to replace the manager of the property securing the loan. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “—Loan Maturities and Defaults — Jenkins Court Mortgage Loan.”
BBD2 Loan
As of March 31, 2014, the borrower under another loan which the Company assumed pursuant to the Settlement Agreement (the “BBD2 Loan”), was alleged by the loan servicer, Midland Loan Services (the “BBD2 Servicer”), to be out of debt service coverage compliance. The BBD2 Servicer is a division of PNC Bank, National Association (“PNC”). As of March 31, 2014, the BBD2 Loan had an outstanding principal balance of $192.9 million. Such alleged non-compliance did not constitute an event of default under the governing loan and security documents (collectively, the “BBD2 Loan Agreements”). However, as a result of such alleged non-compliance, the BBD2 Servicer imposed a “cash trap” to restrict distributions to the Company to the budgeted property operating expenses and required lender consent regarding the release of the properties securing the loan.
In June 2013, the Company commenced a lawsuit against the BBD2 Servicer and Wells Fargo Bank, N.A., as Trustee for the Holders of BSDB 2005-AFR1 Trust Commercial Mortgage Pass-Through Certificates, Series 2005-AFR-1, the unaffiliated lender under the BBD2 Loan (the “BBD2 Lender”), asserting that the BBD2 Servicer had failed to calculate operating income and expenses in accordance with the terms of the BBD2 Loan Agreement, resulting in the BBD2 Servicer’s inaccurate determination that the debt service ratio had fallen below the designated targets and causing the “cash trap” to be triggered (the “Litigation”).
On April 16, 2014, the Company, the BBD2 Servicer and the BBD2 Lender agreed to a settlement of the Litigation and entered into the Fourth Amendment to the BBD2 Loan Agreement (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, the Company paid to the BBD2 Lender the amount of $52.0 million, $7.0 million of which was drawn from a reserve fund. The $52.0 million payment was applied to the outstanding balance of the BBD2 Loan free of defeasance, prepayment or any other fees, costs, expenses, restrictions or obligations of any type. Among other modifications, the Company and the BBD2 Lender also agreed upon a revised method of calculating operating income and the removal of the limitation on the number of times an event causing the imposition of a “cash trap” event could be cured by the Company under the BBD2 Loan Agreement, as disclosed in the Fourth Amendment. The Company dismissed the Litigation with prejudice and the Company and the Company’s wholly owned subsidiary which indirectly owns the properties securing the BBD2 Loan released the BBD2 Lender, the BBD2 Servicer and PNC from all claims or causes of action relating to the Litigation.

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
March 31, 2014
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
Cash and cash equivalents, restricted cash, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
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
Real estate securities: As of March 31, 2014, the Company owned 235,259 shares of common stock, par value of $0.001 per share, of Gramercy. These securities are classified as available-for-sale and presented at fair value as the Company did not have the ability to sell the shares during certain lockout periods. The most recent lockout period terminated on December 6, 2013 and as of March 31, 2014, there were no restrictions on the Company’s ability to sell its remaining shares of Gramercy common stock and the fair value measurement of these shares is based on a quoted price in an active market. The Company categorizes the measurement of such securities as Level 1 inputs. Prior to the termination of the lockout periods, the Company categorized the measurement of these securities as Level 2 inputs as the valuation of the stock was adjusted for the lack of marketability based on market-corroborated inputs.
Notes payable: The fair values of the Company’s notes payable are estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of a liability in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of March 31, 2014 and December 31, 2013, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,794	$29,996	$26,086	$35,814	$29,768	$25,754
Financial liabilities:
Notes payable	$868,592	$855,020	$858,800	$976,493	$962,282	$965,463
_____________________
(1) Carrying amount of real estate loans receivable includes loan loss reserves.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value of these investments could be materially different from the Company’s estimate of value.
Assets Recorded at Fair Value
During the three months ended March 31, 2014, the Company measured the following assets at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Real estate securities	$1,214	$1,214	$—	$—
As of March 31, 2014, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$10,983	$—	$—	$10,983
As of March 31, 2014, one of the Company’s real estate properties held for investment was measured at estimated fair value as this property was impaired and the carrying value of the property was adjusted to estimated fair value. The Company estimated the fair value for this impaired real estate property held for investment based on an estimated sales price, which the Company may or may not accept.

11.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitle the Advisor to specified fees for the management and disposition of investments, among other services, as well as reimbursement of organization and offering costs that were incurred by the Advisor and the Dealer Manager on behalf of the Company in connection with the Company’s now terminated Offering and entitle the Advisor to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

On January 6, 2014, the Company, together with KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the three months ended March 31, 2014 and 2013, no other transactions occurred between the Company and the other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2014 and 2013, respectively, and any related amounts payable as of March 31, 2014 and December 31, 2013 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
Expensed
Asset management fees(1)	$2,516	$2,731	$—	$—
Reimbursement of operating expenses(2)	49	25	—	—
Disposition fees(3)	376	2,500	—	—
	$2,941	$5,256	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $49,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,857	$14,833
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans extinguished in connection with deed in lieu of foreclosure	$6,134	$210,545
Increase in lease incentives payable	$143	$—
Increase in capital expenses payable	$—	$337

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations as of March 31, 2014. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities and preferred membership interest investments. The GKK Properties segment consists of primarily office properties, bank branch properties and operations centers located in 30 states but excludes GKK Properties that were classified as discontinued operations as of March 31, 2014. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three months ended March 31, 2014 and 2013, and total assets and total liabilities for each reportable segment as of March 31, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Real estate segment	$18,919	$19,012
Real estate-related segment	801	804
GKK Properties segment	34,231	34,615
Total revenues	$53,951	$54,431
Interest expense:
Real estate segment	$2,966	$4,610
Real estate-related segment	—	—
GKK Properties segment	10,579	10,419
Total interest expense	$13,545	$15,029
NOI:
Real estate segment	$5,955	$4,468
Real estate-related segment	748	752
GKK Properties segment	2,364	3,712
Total NOI	$9,067	$8,932

	As of March 31,	As of December 31,
	2014	2013
Assets:
Real estate segment	$621,163	$626,226
Real estate-related segment	31,905	38,332
GKK Properties segment	799,410	810,828
Total segment assets	1,452,478	1,475,386
Real estate held for sale	14,285	63,335
Foreclosed real estate held for sale	19,327	19,064
Corporate-level(1)	137,505	187,112
Total assets	$1,623,595	$1,744,897
Liabilities:
Real estate segment	$294,029	$367,531
Real estate-related segment	25	3
GKK Properties segment	680,492	685,831
Total segment liabilities	974,546	1,053,365
Real estate held for sale	2,242	34,298
Corporate-level(2)	976	1,341
Total liabilities	$977,764	$1,089,004
_____________________
(1) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $136.5 million and $186.7 million as of March 31, 2014 and December 31, 2013, respectively.
(2) As of March 31, 2014 and December 31, 2013, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following table reconciles the Company’s net (loss) income to its NOI for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net (loss) income	$(4,515)	$11,254
Gain on sales of real estate securities	(3,748)	—
Gain from extinguishment of debt	(1,815)	—
Other income and interest income	(472)	(162)
General and administrative expenses	3,644	4,307
Depreciation and amortization	17,923	18,414
Impairment charge on real estate held for investment	1,257	3,998
Total income from discontinued operations	(3,207)	(28,879)
NOI	$9,067	$8,932

14.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant to leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates between the remainder of 2014 and 2101 and the building leases have expiration dates between the remainder of 2014 and 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases, excluding payments owed related to properties held for non-sale disposition, as of March 31, 2014 were as follows (in thousands):

April 1, 2014 through December 31, 2014	$13,003
2015	16,979
2016	16,509
2017	12,637
2018	2,560
Thereafter	34,805
$96,493
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
March 31, 2014
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust, Inc., a Maryland corporation, and, as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.
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

•
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acted as our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

•
We pay substantial fees to and expenses of our advisor and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

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

•
Our investments in real estate and real estate loans may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our real property investments could decrease, making it more difficult for us to meet our debt service obligations. Revenues from the properties and other assets directly or indirectly securing our loan investments could decrease, making it more difficult for the borrowers under those loans to meet their payment obligations to us. In addition, decreases in revenues from the properties directly or indirectly securing our loan investments could result in decreased valuations for those properties, which could make it difficult for our borrowers to repay or refinance their obligations to us. These factors could make it more difficult for us to meet our debt service obligations and could reduce our stockholders’ return.

•
Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to meet our debt service obligations and cash needs, reducing the value of our stockholders’ investment in us.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document). The dollar amounts available for such redemptions are determined by the board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in our share redemption program. We currently do not expect to have funds available for ordinary redemptions in the future.

•
We may not be able to successfully operate and/or sell the GKK Properties given current economic conditions and the concentration of the GKK Properties in the financial services sector, the significant debt obligations we have assumed with respect to such GKK Properties, and our advisor’s limited experience operating, managing and selling bank branch properties. Moreover, we depend upon GKK Realty Advisors LLC (the “Property Manager”) to manage and conduct the operations of the GKK Properties and any adverse changes in or the termination of our relationship with the Property Manager could hinder the performance of the GKK Properties and the return on our stockholders’ investment.

•
As a result of the transfer of the GKK Properties to us, a significant portion of our properties will be leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

•
We have loans that have defaulted or matured without repayment.  As a result of the defaults and maturities, the lenders under these loans have chosen or may choose to attempt to exercise certain of their rights under the loan and security documents, including without limitation, requiring the repayment of principal and all other sums outstanding or foreclosing on the properties securing these loans.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 417 real estate properties (of which two properties were held for non-sale disposition and eight properties were held for sale), including the GKK Properties. In addition, as of March 31, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and were held for sale.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our focus in 2014 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily certain of the GKK Properties), refinancing upcoming maturities and paying down debt, and distributing available cash to stockholders.
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
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but smooth, but early estimates indicate that the second half of 2013 saw U.S. GDP increase by over 3%.
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
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve has injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. The tapering of these purchases led to increased volatility in the emerging markets which has, in turn, triggered a global repricing of financial assets that has impacted stocks, bonds (both corporate and sovereign) and currencies.
Despite cuts to federal government spending, U.S. GDP has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.1% and the third estimate of fourth quarter 2013 reflects an annual rate increase in U.S. GDP of 2.6%. A combination of pent-up U.S. consumer demand and global demand for U.S. equipment, machinery and airplanes has contributed to the strong growth.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Gateway markets such as New York City and San Francisco continue to benefit from a strong bid for commercial properties. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession, which weighs on consumer confidence. Impediments to a continued recovery in this market include rising interest rates, more stringent underwriting standards for borrowers and a potential slowdown in demand by institutional investors. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.
In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remains of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from the emerging markets investor exodus and the yields on almost all European sovereign debt have declined.
Europe’s gain has come at the cost of emerging market countries such as South Africa, Turkey and Argentina. Capital outflows destabilized local markets for most of 2013, as investors struggled with the implications of the end of QE programs.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. Beginning in late 2013, credit issues shifted away from the European sovereign credits to Asia and to some emerging market nations, such as Turkey, Russia, South America, Brazil and Argentina.
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy has slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates became more volatile as the capital markets reacted to the December 2013 announcement of the tapering of QE.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $32.1 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investments with asset-specific loan loss reserves, we have a real estate-related loan investment with a book value of $6.9 million maturing within one year from March 31, 2014. As of March 31, 2014, we had recorded $2.1 million of reserves for loan losses related to one of our real estate-related investments.
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
As of March 31, 2014, we had a total of $681.1 million of fixed rate notes payable and $187.5 million of variable rate notes payable. Including the 801 Market Street Mortgage Loan, the Bridgeway Technology Center Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), we have $126.4 million of debt maturing (including principal amortization payments) during the 12 months ending March 31, 2015. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. The Bridgeway Technology Center Mortgage Loan, with an outstanding principal balance of $26.8 million, matured on August 1, 2013. The Jenkins Court Mortgage Loan, with an outstanding principal balance of $14.5 million, matures on August 11, 2030 and is currently in default. See the discussions of the loan maturities and defaults under “— Contractual Commitments and Contingencies — Loan Maturities and Defaults”.
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
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt.  Our primary focus was and is the repayment of certain maturing debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2014 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for our share redemption program will be reviewed and adjusted from time to time, if necessary.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our focus in 2014 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets, primarily the GKK Properties, refinancing upcoming maturities and paying down debt and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
We currently expect to make a determination regarding special distributions concurrent with our future announcements of the estimated value per share of our common stock. We expect that these special distributions will also constitute a return of a portion of our stockholders’ invested capital for federal income tax purposes and that such distributions will also reduce our estimated value per share. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated value per share in December 2014, in accordance with the recommendations of the IPA, but we are not required to update the estimated value per share more frequently than every 18 months.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2014, our real estate held for investment, excluding two GKK Properties held for non-sale disposition, was 83% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of March 31, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the three months ended March 31, 2014, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for 2014.
Cash Flows from Operating Activities
As of March 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in 417 real estate properties (of which two properties were held for non-sale disposition and eight properties were held for sale). In addition, as of March 31, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
During the three months ended March 31, 2014, net cash provided by operating activities was $1.0 million, compared to $0.3 million of net cash used in operating activities during the three months ended March 31, 2013. Net cash from operations increased in 2014 primarily due to timing of payments for operating expenses.
Cash Flows from Investing Activities
Net cash provided by investing activities was $48.7 million for the three months ended March 31, 2014. The significant sources and uses of net cash provided by investing activities were as follows:

•	$47.3 million of cash provided from the sale of real estate;

•	$6.6 million of cash provided from the sale of real estate securities;

•	$5.0 million of cash used for improvements to real estate; and

•	$0.2 million increase in restricted cash for capital expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $104.9 million for the three months ended March 31, 2014. The significant uses of cash for financing activities were as follows:

•
$103.0 million of net cash used for the repayment of debt as a result of $104.8 million of principal payments on notes payable and $0.7 million of deferred financing costs, partially offset by proceeds from notes payable of $2.5 million;

•	$1.6 million of cash used for redemptions of common stock; and

•	a $0.3 million increase in restricted cash for debt service obligations.
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
With respect to investments in loans and any investments other than real estate, we pay our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment shall either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of March 31, 2014, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees and reduced the asset management fee calculation for our investment in the Tribeca Building to reflect sales of condominium units and will continue to adjust the asset management fee calculation for future sales. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. As of March 31, 2014, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of March 31, 2014, we had $156.2 million of cash and cash equivalents.
As of March 31, 2014, our borrowings and other liabilities were approximately 52% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations related to historical portfolio(1) (2)	$276,524	$26,824	$249,700	$—	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$592,068	$62,025	$122,361	$141,839	$265,843
Interest payments on outstanding debt obligations related to historical portfolio(3)	$15,685	$5,526	$10,159	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$203,354	$25,471	$60,549	$40,335	$76,999
Operating leases(4)	$96,493	$13,003	$33,488	$15,197	$34,805
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of March 31, 2014.
(2) Included in the “Remainder of 2014” payment column are the outstanding principal balances of the 801 Market Street Mortgage Loan of $37.6 million and the Bridgeway Technology Center Mortgage Loan of $26.8 million, which matured without payment on February 1, 2013 and August 1, 2013, respectively. Also included in the “Remainder of 2014” payment column is the Jenkins Court Mortgage Loan of $14.5 million, which was in default and in receivership as of March 31, 2014. See “— Loan Maturities and Defaults” below.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of March 31, 2014. We incurred interest expense of $12.6 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $1.0 million, during the three months ended March 31, 2014.
(4) Amounts relate to future minimum lease payments under non-cancelable building and ground leases, and exclude payments owed related to properties held for non-sale disposition.
Loan Maturities and Defaults
As of March 31, 2014, one outstanding loan secured by one of our historical real estate investments and one outstanding loan we assumed pursuant to the Settlement Agreement had matured without repayment.  These loans had outstanding principal balances of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”) and $37.6 million (the “801 Market Street Mortgage Loan”) and the 801 Market Street Mortgage Loan remains outstanding.  Additionally, as of March 31, 2014, we did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $14.5 million (the “Jenkins Court Mortgage Loan”), which we assumed pursuant to the Settlement Agreement. The lender under this loan declared a default on June 24, 2013. During the three months ended March 31, 2014, we entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing a mortgage loan with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan. We had assumed this loan pursuant to the Settlement Agreement.
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges immediately due and payable. The Bridgeway Technology Center Mortgage Loan matured on August 1, 2013. On April 14, 2014, we entered into an agreement with the lender to satisfy all amounts owed under the Bridgeway Technology Center Mortgage Loan, including the outstanding principal balance of $26.8 million and accrued and unpaid interest of $2.1 million, at a discounted payoff amount of $25.6 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result of the deed-in-lieu of foreclosure, we recorded a gain on extinguishment of debt of $1.8 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $7.0 million and the carrying value of the real estate properties and other assets which secured the loan of approximately $5.2 million, upon transfer of the properties securing the loan. Included in this gain on extinguishment of debt is a gain on the settlement of debt of $0.4 million, which represents the difference between the carrying value of the liabilities and the estimated fair value of the assets transferred to the lender, and a gain on the transfer of real estate assets of $1.4 million, which represents the difference between the estimated fair value and the carrying value of the real estate assets as of the date of transfer.
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender commenced foreclosure proceedings and sought a judgment against us in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, we and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On February 5, 2014, the lender and us entered into a release agreement whereby, in consideration of us stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release us from all matters related to the 801 Market Street Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by us, and any actual physical damage to the mortgaged property caused or committed by us. The aforementioned release will become effective immediately upon the transfer of title to the mortgaged property to the lender or its designee or a third party purchaser by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and its effectiveness, the lender agreed not to pursue any actions against us other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on March 4, 2014, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the loan was $21.5 million as of March 31, 2014.
Jenkins Court Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and sought a judgment against us in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, we and the lender agreed to the appointment of a receiver to manage the property during the foreclosure proceedings. On December 12, 2013, the lender and us entered into a release agreement whereby, in consideration of us stipulating to the entry of a foreclosure judgment and assisting with the transition of the mortgaged property, the lender agreed to release us from all matters related to the Jenkins Court Mortgage Loan, with the exception of certain environmental matters, any actual fraud committed by us, and any actual physical damage to the mortgaged property caused or committed by us. The aforementioned release will become effective immediately upon the transfer of title to the mortgaged property to the lender or its designee by execution and delivery of a deed pursuant to the ordinary course of the foreclosure sale process, and without the requirement of any further action of the parties or the court. During the time period between the execution of the release agreement and its effectiveness, the lender agreed not to pursue any actions against us other than completing the foreclosure action contemplated by the release agreement and other limited matters.
The Order for Entry of Judgment was signed and entered by the court on December 20, 2013, and the foreclosure sale of the mortgaged property is expected to take place within the next several months. The carrying value of the property securing the Jenkins Court Mortgage Loan was $6.7 million as of March 31, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Jenkins Court Mortgage Loan
As of March 31, 2014, the borrower under the Jenkins Court Mortgage Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer imposed a “cash trap” and has the right to replace the manager of the property securing the loan. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “—Loan Maturities and Defaults — Jenkins Court Mortgage Loan.”
BBD2 Loan
As of March 31, 2014, the borrower under another loan which we assumed pursuant to the Settlement Agreement (the “BBD2 Loan”), was alleged by the loan servicer, Midland Loan Services (the “BBD2 Servicer”), to be out of debt service coverage compliance. The BBD2 Servicer is a division of PNC Bank, National Association (“PNC”). As of March 31, 2014, the BBD2 Loan had an outstanding principal balance of $192.9 million. Such alleged non-compliance did not constitute an event of default under the governing loan and security documents (collectively, the “BBD2 Loan Agreement”). However, as a result of such alleged non-compliance, the BBD2 Servicer imposed a “cash trap” to restrict distributions to us to the budgeted property operating expenses and required lender consent regarding the release of properties securing the loan.
In June 2013, we commenced a lawsuit against the BBD2 Servicer and Wells Fargo Bank, N.A., as Trustee for the Holders of BSDB 2005-AFR1 Trust Commercial Mortgage Pass-Through Certificates, Series 2005-AFR-1, the unaffiliated lender under the BBD2 Loan (the “BBD2 Lender”), asserting that the BBD2 Servicer had failed to calculate operating income and expenses in accordance with the terms of the BBD2 Loan Agreement, resulting in the BBD2 Servicer’s inaccurate determination that the debt service ratio had fallen below the designated targets and causing the “cash trap” to be triggered (the “Litigation”).
On April 16, 2014, we, the BBD2 Servicer and the BBD2 Lender agreed to a settlement of the Litigation and entered into the Fourth Amendment to the BBD2 Loan Agreement (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, we paid to the BBD2 Lender the amount of $52.0 million, $7.0 million of which was drawn from a reserve fund. The $52.0 million payment was applied to the outstanding balance of the BBD2 Loan free of defeasance, prepayment or any other fees, costs, expenses, restrictions or obligations of any type. Among other modifications, we and the BBD2 Lender also agreed upon a revised method of calculating operating income and the removal of the limitation on the number of times an event causing the imposition of a “cash trap” event could be cured by us under the BBD2 Loan Agreement, as disclosed in the Fourth Amendment. We dismissed the Litigation with prejudice and we and our wholly owned subsidiary which indirectly owns the properties securing the BBD2 Loan released the BBD2 Lender, the BBD2 Servicer and PNC from all claims or causes of action relating to the Litigation.
Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, we, through an indirectly wholly owned subsidiary (“KBS Acquisition Sub”), entered into an Asset Management Services Agreement (the “Services Agreement”) with the Property Manager with respect to the GKK Properties. Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”). The Property Manager is not affiliated with us or KBS Acquisition Sub.
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
The Amended Services Agreement will terminate on December 31, 2016, with a one-year extension option at our option, subject to certain terms and conditions contained in the Amended Services Agreement. The Amended Services Agreement supersedes and replaces all prior agreements related to the Services among us and its affiliates and the Property Manager and our affiliates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of March 31, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in, 472 real estate properties, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units, two retail spaces and parking spaces were owned by us and held for sale. Subsequent to March 31, 2013, we sold two historical office properties and 45 GKK Properties; terminated the leases of three properties in which we held a leasehold interest; sold two retail spaces and parking spaces from the 10-story condominium building; and designated eight properties as held for sale. In addition, we transferred five GKK Properties, which were security under the BOA Windsor Mortgage Portfolio Loan, to the lender in exchange for our release from the debt outstanding and other obligations related to this mortgage loan. As a result, as of March 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold for interest in, 417 real estate properties, including two properties held for non-sale disposition and eight properties (of which seven properties were GKK Properties) classified as held for sale. Also, as of March 31, 2014, we owned four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
In accordance with our early adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Properties that were classified as held for sale in financial statements issued prior to January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. Accordingly, as of March 31, 2014, one of our real estate properties held for sale, which was classified as held for sale after January 1, 2014, is included in continuing operations on our consolidated statements of operations. Our results of operations for the three months ended March 31, 2014 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity.
Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013
The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2014	2013
Rental income	$39,090	$39,507	$(417)	(1)%	$(120)	$(297)
Tenant reimbursements	13,056	12,828	228	2%	(21)	249
Interest income from real estate loans receivable	801	804	(3)	—%	N/A	N/A
Parking revenues and other operating income	1,004	1,292	(288)	(22)%	(243)	(45)
Operating, maintenance and management costs	21,400	20,401	999	5%	841	158
Real estate taxes, property-related taxes and insurance	7,440	7,577	(137)	(2)%	(36)	(101)
Asset management fees to affiliate	2,499	2,492	7	—%	—	7
General and administrative expenses	3,644	4,307	(663)	(15)%	(800)	137
Depreciation and amortization expense	17,923	18,414	(491)	(3)%	(317)	(174)
Interest expense	13,545	15,029	(1,484)	(10)%	160	(1,644)
Impairment charge on real estate held for investment	1,257	3,998	(2,741)	(69)%	—	(2,741)
Gain on sales of real estate securities	3,748	—	3,748	100%	3,748	—
Gain from extinguishment of debt	1,815	—	1,815	100%	1,815	—
Gain on sales of real estate, net (discontinued operations)	2,916	28,023	(25,107)	(90)%	(25,102)	(5)
Income from discontinued operations	291	2,133	(1,842)	(86)%	(1,641)	(201)
Impairment charge on discontinued operations	—	(1,277)	1,277	(100)%	1,277	—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties decreased by $0.4 million primarily due to slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties in our historical real estate portfolio. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties increased by $0.2 million primarily due to higher monthly operating recoveries at certain properties in our historical real estate portfolio. Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest income from real estate loans receivable remained constant at approximately $0.8 million for the three months ended March 31, 2014 and 2013. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of March 31, 2014, one of the borrowers under our real estate loans receivable was delinquent.
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
Property operating, maintenance and management costs from our real estate properties increased by $1.0 million primarily due to higher utility and snow removal expenses related to the GKK Properties located in the midwestern and northeastern regions of the U.S., which experienced an extremely cold winter season during the three months ended March 31, 2014, partially offset by a decrease in general repair and maintenance costs. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $7.6 million during the three months ended March 31, 2013 to $7.4 million during the three months ended March 31, 2014 primarily due to adjustments in the property tax estimates for certain of our historical real estate properties and lower insurance costs. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees remained constant at approximately $2.5 million for the three months ended March 31, 2014 and 2013.
General and administrative expenses decreased by $0.7 million primarily due to lower accounting fees and other professional fees related to accounting system implementation costs. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense from our real estate properties decreased by $0.5 million as a result of a decrease of $0.3 million related to the GKK Properties and a decrease of $0.2 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $1.5 million primarily due to a decrease in interest expense related to debt secured by our historical real estate portfolio. This decrease in interest expense was a result of lower effective interest rates and an overall decrease in debt outstanding. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale and principal paydowns.
During the three months ended March 31, 2014, due to a change in cash flow estimates and estimated hold period, we recorded a non-cash impairment charge of $1.3 million to write-down the carrying value of one of our historical industrial properties held for investment to its estimated fair value. We measured this property at estimated fair value, as this property was impaired and the carrying value of the property was adjusted to estimated fair value. We estimated the fair value for this impaired real estate property held for investment based on an estimated sales price, which we may or may not accept. We recognized an impairment charge of $4.0 million on real estate held for investment during the three months ended March 31, 2013 with respect to one historical industrial property to reduce the book value of the real estate to its estimated fair value.
During the three months ended March 31, 2014, we sold 1,151,343 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $3.7 million.
During the three months ended March 31, 2014, we recognized a gain on extinguishment of debt of $1.8 million related to the BOA Windsor Mortgage Portfolio Loan, which matured on October 31, 2012. On February 21, 2014, we entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing the BOA Windsor Mortgage Portfolio Loan to the lender in full satisfaction of the debt and other obligations due under the loan. The gain on extinguishment of debt represents the difference between the carrying amount of the outstanding debt and other liabilities of $7.0 million and the carrying value of the real estate properties and other assets of approximately $5.2 million.
We recognized a gain on sales of real estate of $2.9 million in discontinued operations related to the disposition of one historical office property and four GKK Properties during the three months ended March 31, 2014. During the three months ended March 31, 2013, we recognized a gain on sales of real estate of $28.0 million related to the disposition of 70 GKK Properties.
Income from discontinued operations for the three months ended March 31, 2014 and 2013 was $0.3 million and $2.1 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. As of March 31, 2014, eight properties were classified as held for sale, including seven properties that are included in discontinued operations. Total revenues and other income from discontinued operations decreased from $12.9 million during the three months ended March 31, 2013 to $0.7 million during the three months ended March 31, 2014.  Total expenses from discontinued operations decreased from $10.8 million during the three months ended March 31, 2013 to $0.5 million during the three months ended March 31, 2014.
During the three months ended March 31, 2013, we recognized an impairment charge on real estate from discontinued operations of $1.3 million with respect to 18 GKK Properties held for sale or sold during the three months ended March 31, 2013. We did not recognize any impairment charge on real estate from discontinued operations during the three months ended March 31, 2014.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, gain from extinguishment of debt and the net amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we hope to receive in a future period or rent that was received in a prior period;

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the operating performance of the real estate;

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

Our calculation of FFO and MFFO is presented in the table below for the three months ended March 31, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2014	2013
Net (loss) income	$(4,515)	$11,254
Depreciation of real estate assets	10,617	10,451
Depreciation of real estate assets - discontinued operations	—	1,256
Amortization of lease-related costs	7,306	7,963
Amortization of lease-related costs - discontinued operations	—	710
Impairment charges on real estate	1,257	3,998
Impairment charges on real estate - discontinued operations	—	1,277
Gain on sales of real estate, net	(2,916)	(28,023)
Gain on sales of real estate securities	(3,748)	—
FFO	8,001	8,886
Straight-line rent and amortization of above- and below-market leases	(2,668)	(4,980)
Gain from extinguishment of debt	(1,815)	—
Amortization of discounts and closing costs on real estate loans receivable	(248)	(249)
Amortization of discounts and premiums on GKK notes payable, net	639	2,415
MFFO	$3,909	$6,072
FFO and MFFO also may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our policies during 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to (i) maintain liquidity, (ii) fund the financing and refinancing of our real estate investment portfolio, and (iii) fund operations and payments on the debt assumed in connection with the Settlement Agreement. We are also exposed to the effects of changes in interest rates as a result of our investments in mortgage, mezzanine and other real estate loans receivable. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the overall returns to our stockholders and that the losses may exceed the amount we invested in the instruments.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2014, the fair value and book value of our fixed rate real estate loans receivable were $26.1 million and $30.0 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2014, the fair value of our fixed rate debt was $671.2 million and the carrying value of our fixed rate debt was $667.5 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on our $187.5 million of variable rate debt outstanding. Based on interest rates as of March 31, 2014, if interest rates are 100 basis points higher during the 12 months ending March 31, 2015, interest expense on our variable rate debt outstanding would increase by approximately $1.9 million. As of March 31, 2014, one-month LIBOR was 0.152% and if this index was reduced to 0% during the 12 months ending March 31, 2015, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of March 31, 2014 was 10.2%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2014 were 6.6% and 2.0%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2014, using interest rate indices as of March 31, 2014, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014.
We may be required to reimburse tenants for overpayments of estimated operating expenses.
Under certain of our leases, tenants reimburse us for their proportionate share of the costs we incur to manage, operate and maintain the buildings and properties where they rent space. These leases often limit the types and amounts of expenses we can pass through to our tenants and allow the tenants to audit and contest our determination of the operating expenses they are required to pay. Given the complexity of certain operating expense reimbursement calculations, tenant audit rights under large portfolio leases can remain unresolved for several years. For example, Bank of America, a tenant that leases a significant amount of space in our real estate portfolio, is still auditing certain categories of operating expenses for the 2007 and subsequent lease years. If, as a result of a tenant audit, it is determined that we have been reimbursed more than we were permitted to collect under a lease, we must refund the excess amount back to the tenant and, sometimes, also reimburse the tenant for its audit costs. Additionally, because we acquired the GKK Properties pursuant to the Settlement Agreement, we were not able to perform standard diligence on the properties and as such, we may not be aware of possible excess reimbursements made to the prior owners. Such unexpected reimbursement payments could materially adversely affect our financial condition and results of operations.
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

c)
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program, including:

•
During each calendar year, redemptions sought in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” are limited to an annual amount determined by our board of directors. The annual dollar limitation for the share redemption program may be reviewed and adjusted from time to time during the year. On December 18, 2013, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

The only redemptions we made under our share redemption program during the three months ended March 31, 2014 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the three months ended March 31, 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with proceeds from the sale of properties in 2014 and 2013.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the three months ended March 31, 2014, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	156,005	$4.45	(2)	(3)
February 2014	83,817	$4.45	(2)	(3)
March 2014	126,050	$4.45	(2)	(3)
Total	365,872
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
(2) In accordance with our share redemption program, the redemption price for all stockholders is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $4.45 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of our appraised real estate properties, which were appraised as of November 30, 2013. Effective for the December 2013 redemption date and until the estimated value per share is updated, the redemption price for all stockholders whose shares are eligible for redemption is $4.45 per share. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014. We currently expect to engage our advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but are not required to update the estimated value per share more frequently than every 18 months.
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the three months ended March 31, 2014, we redeemed $1.6 million of shares of common stock. The only redemptions we made under our share redemption program during the three months ended March 31, 2014 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the three months ended March 31, 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2014. Based on this redemption limitation and those described above and redemptions through March 31, 2014, we may redeem up to $8.4 million of shares that meet the requirements for these special redemptions for the remainder of 2014.
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1
Assumption and Joinder Agreement (related to the Portfolio Loan - University Avenue), by and among various indirect wholly owned subsidiaries of the Company, U.S. Bank National Association and Bank of America, N.A., dated as of January 21, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.2
Assumption and Joinder Agreement (related to the Portfolio Loan - Tysons Dulles Plaza), by and among various indirect wholly owned subsidiaries of the Company, U.S. Bank National Association and Bank of America, N.A., dated as of January 21, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.3
Fourth Amendment to Loan Agreement (related to BBD2), by and between First States Investors 5200, LLC and Wells Fargo Bank, N.A., as Trustee for the Holders of BSDB 2005-AFR1 Trust Commercial Mortgage Pass-Through Certificates, Series 2005-AFR1 dated as of April 16, 2014

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	May 12, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)