Form 10-Q
period 2014-06-30
KBS Real Estate Investment Trust, Inc.
filed 2014-08-06
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2014, there were 188,762,882 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate held for investment:
Land	$292,112	$292,112
Buildings and improvements	949,348	943,626
Tenant origination and absorption costs	102,313	106,950
Total real estate held for investment, at cost and net of impairment charges	1,343,773	1,342,688
Less accumulated depreciation and amortization	(189,913)	(166,898)
Total real estate held for investment, net	1,153,860	1,175,790
Real estate held for sale, net	19,724	103,009
Foreclosed real estate held for sale	19,385	19,064
Total real estate, net	1,192,969	1,297,863
Real estate loans receivable, net	28,508	29,768
Real estate securities	—	7,973
Total real estate and real estate-related investments, net	1,221,477	1,335,604
Cash and cash equivalents	92,908	211,391
Restricted cash	90,176	101,069
Rents and other receivables, net	39,574	37,251
Above-market leases, net	24,548	26,417
Assets related to real estate held for sale	1,146	6,421
Deferred financing costs, prepaid expenses and other assets	29,351	26,744
Total assets	$1,499,180	$1,744,897
Liabilities and equity
Notes payable:
Notes payable	$740,586	$902,848
Notes payable related to real estate held for sale	5,700	59,434
Total notes payable	746,286	962,282
Accounts payable and accrued liabilities	35,507	34,288
Below-market leases, net	47,863	53,859
Liabilities related to real estate held for sale	2,073	2,883
Other liabilities	31,430	35,692
Total liabilities	863,159	1,089,004
Commitments and contingencies (Note 14)
Redeemable common stock	6,848	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,908,321 and 189,616,701 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,889	1,896
Additional paid-in capital	1,670,363	1,670,356
Cumulative distributions and net losses	(1,043,079)	(1,030,911)
Accumulated other comprehensive income	—	4,552
Total stockholders’ equity	629,173	645,893
Total liabilities and stockholders’ equity	$1,499,180	$1,744,897
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$38,565	$40,151	$77,655	$79,658
Tenant reimbursements	14,072	13,429	27,129	26,257
Interest income from real estate loans receivable	814	818	1,615	1,621
Parking revenues and other operating income	955	994	1,959	2,286
Total revenues	54,406	55,392	108,358	109,822
Expenses:
Operating, maintenance, and management	21,431	22,052	42,829	42,453
Real estate taxes, property-related taxes, and insurance	6,758	7,242	14,197	14,819
Asset management fees to affiliate	2,530	2,518	5,029	5,010
General and administrative expenses	3,685	4,207	7,328	8,513
Depreciation and amortization	17,961	20,119	35,884	38,533
Interest expense	13,036	15,312	26,581	30,341
Impairment charge on real estate held for investment	939	26,387	2,196	30,385
Provision for loan losses	1,973	—	1,973	—
Total expenses	68,313	97,837	136,017	170,054
Other income
Gain on sales of real estate securities (includes $0.7 million and $4.5 million of unrealized gains reclassified from accumulated other comprehensive income during the three and six months ended June 30, 2014, respectively)	662	167	4,410	167
Gain on sales of real estate, net	2,041	—	2,041	—
Gain on sales of foreclosed real estate held for sale	—	161	—	161
Gain from extinguishment of debt	3,297	—	5,112	—
Other interest income	130	206	298	367
Other income	62	—	365	—
Total other income	6,192	534	12,226	695
Loss from continuing operations	(7,715)	(41,911)	(15,433)	(59,537)
Discontinued operations:
Gain on sales of real estate, net	89	3,050	3,006	31,073
Income from discontinued operations	55	(155)	340	1,979
Impairment charges on discontinued operations	(81)	(1,869)	(81)	(3,147)
Total income from discontinued operations	63	1,026	3,265	29,905
Net loss	$(7,652)	$(40,885)	$(12,168)	$(29,632)
Basic and diluted (loss) income per common share:
Continuing operations	$(0.04)	$(0.22)	$(0.08)	$(0.32)
Discontinued operations	—	0.01	0.02	0.16
Net loss per common share	$(0.04)	$(0.21)	$(0.06)	$(0.16)
Weighted-average number of common shares outstanding, basic and diluted	189,152,147	190,662,152	189,316,544	190,806,124
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(7,652)	$(40,885)	$(12,168)	$(29,632)
Other comprehensive (loss) income
Unrealized change in market value of real estate securities	36	(3,149)	(100)	9,558
Reclassification of realized gain on real estate securities	(669)	(169)	(4,452)	(169)
Unrealized gains on derivative instruments	—	—	—	114
Total other comprehensive (loss) income	(633)	(3,318)	(4,552)	9,503
Total comprehensive loss	$(8,285)	$(44,203)	(16,720)	(20,129)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Six Months Ended June 30, 2014 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net (loss)	—	—	—	(46,495)	—	(46,495)
Other comprehensive income	—	—	—	—	3,372	3,372
Redemptions of common stock	(1,444,315)	(15)	(7,369)	—	—	(7,384)
Distributions declared	—	—	—	(75,015)	—	(75,015)
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(12,168)	—	(12,168)
Other comprehensive loss	—	—	—	—	(4,552)	(4,552)
Redemptions of common stock	(708,380)	(7)	(3,145)	—	—	(3,152)
Transfers from redeemable common stock	—	—	3,152	—	—	3,152
Balance, June 30, 2014	188,908,321	$1,889	$1,670,363	$(1,043,079)	$—	$629,173
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(12,168)	$(29,632)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization
Continuing operations	35,884	38,533
Discontinued operations	—	3,838
Impairment charge on real estate - continuing operations	2,196	30,385
Impairment charges on real estate - discontinued operations	81	3,147
Noncash interest income on real estate-related investments	(504)	(506)
Change in provision for loan losses	1,973	—
Deferred rent	(1,731)	(2,911)
Bad debt expense	1,617	1,257
Amortization of deferred financing costs	756	481
Deferred interest payable	597	—
Amortization of above- and below-market leases, net	(4,267)	(6,948)
Gain on sales of foreclosed real estate held for sale	—	(161)
Gain on sales of real estate, net	(5,047)	(31,073)
Gain on sales of real estate securities	(4,410)	(167)
Gain on extinguishment of debt	(5,112)	—
Amortization of discount and premium on notes payable, net	2,137	2,991
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	9,559	(5,307)
Rents and other receivables	(4,008)	(546)
Prepaid expenses and other assets	(1,642)	(3,089)
Accounts payable and accrued liabilities	(815)	504
Due to affiliates	—	(104)
Other liabilities	(4,060)	(994)
Net cash provided by (used in) operating activities	11,036	(302)
Cash Flows from Investing Activities:
Improvements to real estate	(10,331)	(11,590)
Proceeds from sales of real estate, net	86,753	84,550
Proceeds from sales of foreclosed real estate held for sale	—	4,952
Principal repayments on real estate loans receivable	70	23
Proceeds from sale of real estate securities	7,831	375
Net change in restricted cash for capital expenditures	(248)	2,057
Net cash provided by investing activities	84,075	80,367
Cash Flows from Financing Activities:
Proceeds from notes payable	42,500	315
Principal payments on notes payable	(251,799)	(93,196)
Net change in restricted cash for debt service obligations	587	5,957
Payments of deferred financing costs	(1,730)	(7)
Payments to redeem common stock	(3,152)	(3,089)
Net cash used in financing activities	(213,594)	(90,020)
Net decrease in cash and cash equivalents	(118,483)	(9,955)
Cash and cash equivalents, beginning of period	211,391	254,578
Cash and cash equivalents, end of period	$92,908	$244,623
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of June 30, 2014, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 411 real estate properties (of which two properties were held for non-sale disposition and eight properties were held for sale), including the GKK Properties (defined below). In addition, as of June 30, 2014, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by the Company and are held for sale.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of June 30, 2014, the Company had redeemed 10,527,259 of the shares sold in the Offering for $80.7 million.
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
June 30, 2014
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. The Company early adopted ASU No. 2014-08 (defined below) for the reporting period beginning January 1, 2014. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all applicable periods presented to reflect properties sold or held for sale during the period ended June 30, 2014. Properties that were classified as held for sale in financial statements prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Properties that were disposed of or classified as held for sale in the ordinary course of business during the six months ended June 30, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2014 and 2013, respectively.
The Company’s board of directors did not declare distributions for the six months ended June 30, 2014 and 2013, respectively.
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
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have an impact on its financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2014, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 10.2 million rentable square feet and was 83% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.6 million rentable square feet related to the GKK Properties held for investment, which were 82% occupied as of June 30, 2014. In addition to the properties discussed in the preceding sentences, the Company owned two GKK Properties encompassing approximately 0.5 million rentable square feet that were held for non-sale disposition as of June 30, 2014. See “—Real Estate Held for Non-Sale Disposition” below.
The following table summarizes the Company’s investments in real estate as of June 30, 2014 and December 31, 2013 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2014:
Office	$73,480	$425,833	$5,310	$504,623
Industrial	16,788	80,497	3,137	100,422
GKK Properties	201,844	443,018	93,866	738,728
Real estate held for investment, at cost and net of impairment charges (1)	$292,112	$949,348	$102,313	$1,343,773
Accumulated depreciation/amortization	—	(148,172)	(41,741)	(189,913)
Real estate held for investment, net	$292,112	$801,176	$60,572	$1,153,860
As of December 31, 2013:
Office	$73,480	$418,921	$5,515	$497,916
Industrial	16,788	82,816	5,220	104,824
GKK Properties	201,844	441,889	96,215	739,948
Real estate held for investment, at cost and net of impairment charges	$292,112	$943,626	$106,950	$1,342,688
Accumulated depreciation/amortization	—	(128,299)	(38,599)	(166,898)
Real estate held for investment, net	$292,112	$815,327	$68,351	$1,175,790
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2014, the Company’s leases, including the GKK Properties held for investment and excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 12.7 years with a weighted-average remaining term of 5.0 years. As of June 30, 2014, leases related to the GKK Properties, excluding options to extend and leases on properties held for non-sale disposition, had remaining terms of up to 12.7 years with a weighted-average remaining term of 5.4 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of June 30, 2014, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2014 through 2016. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.9 million and $3.2 million as of June 30, 2014 and December 31, 2013, respectively.
During the six months ended June 30, 2014 and 2013, the Company recognized deferred rent from tenants of $1.7 million and $2.9 million, respectively. These excess amounts for the six months ended June 30, 2014 and 2013 were net of $0.7 million and $0.4 million of lease incentive amortization, respectively. As of June 30, 2014 and December 31, 2013, the cumulative deferred rent balance was $30.4 million and $27.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.4 million and $6.0 million of unamortized lease incentives as of June 30, 2014 and December 31, 2013, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights, and excluding options to extend and leases on properties held for non-sale disposition, as of June 30, 2014 for the years ending December 31 is as follows (in thousands):

July 1, 2014 through December 31, 2014	$63,931
2015	123,030
2016	118,177
2017	104,231
2018	90,649
Thereafter	243,613
$743,631

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

As of June 30, 2014, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent), excluding properties held for non-sale disposition, was as follows:

Industry	Number of Tenants (1)	Annualized Base Rent (1) (2) (in thousands)	Percentage of Annualized Base Rent (1)
Finance	67	$62,770	47.6%
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of June 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2014, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. Excluding properties held for non-sale disposition, the Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of June 30, 2014, the Company had a bad debt expense reserve of $4.9 million. The Company’s bad debt expense reserve included $4.6 million related to the GKK Properties. During the six months ended June 30, 2014 and 2013, the Company recorded bad debt expense related to its tenant receivables of $1.4 million and $0.8 million, respectively.
As of June 30, 2014, the Company had a concentration of credit risk related to leases, excluding properties held for non-sale disposition, with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics (1)
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet (1)	Annualized Base Rent (2) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,235,524	31.7%	$28,446	21.6%	$8.79	(3)
_____________________
(1) Excludes properties held for non-sale disposition.
(2) Annualized base rent represents annualized contractual base rental income as of June 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) As of June 30, 2014, lease expiration dates ranged from 2014 through 2026 with a weighted-average remaining term of 5.8 years. Additionally, as of June 30, 2014, certain of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates from the remainder of 2014 through 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$21,747	$22,727	$44,313	$45,924
Income before income taxes	2,795	5,498	2,114	7,482
Net income	2,291	4,012	2,015	5,495

	As of
	June 30, 2014	December 31, 2013
Consolidated Balance Sheets (in millions)
Total assets	$2,170,557	$2,102,273
Total liabilities	1,933,146	1,869,588
Total stockholders’ equity	237,411	232,685
Geographic Concentration Risk
As of June 30, 2014, the Company’s net investments in real estate in North Carolina, excluding properties held for non-sale disposition, represented 11.3% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the three and six months ended June 30, 2014, the Company recorded impairment charges of $0.9 million and $2.2 million, respectively, with respect to two historical properties. During the three and six months ended June 30, 2013, the Company recorded impairment charges of $26.4 million and $30.4 million with respect to six properties (including one of the GKK Properties), respectively.  Included in Company’s impairment charges during the three and six months ended June 30, 2013 was a $19.5 million impairment charge to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. The Company also revised its projections to address various deferred maintenance issues and other building system upgrades and replacements. Also, included in the Company’s impairment charges during the three and six months ended June 30, 2013 were $2.6 million and $6.6 million of impairment charges, respectively, to reduce the carrying value of the Company’s investment in Bridgeway Technology Center, an office-flex property located in Newark, California, to its estimated fair value. The impairment was due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Real Estate Held for Non-Sale Disposition
As of June 30, 2014, the Company owned two GKK Properties that were held for non-sale disposition. These properties are security for the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), each of which was in default as of June 30, 2014.  In the event the Company relinquishes the assets that are security for these loans to the respective lenders, the Company would record a gain on extinguishment of debt equal to the difference between the carrying amount of the debt and the carrying amount of the collateral. For information with respect to the maturity defaults, rights of the lenders and subsequent developments, see Note 9, “Notes Payable.” The following table summarizes the revenue and expenses related to properties held for non-sale disposition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues related to real estate held for non-sale disposition
Total revenues	$2,286	$2,930	$4,594	$5,645
Expenses related to real estate held for non-sale disposition
Operating expenses	2,817	2,947	5,415	5,465
Depreciation and amortization	562	496	987	879
Total expenses related to real estate held for non-sale disposition	3,379	3,443	6,402	6,344
Net loss related to real estate held for non-sale disposition	$(1,093)	$(513)	$(1,808)	$(699)
The following table summarizes the assets and liabilities related to properties held for non-sale disposition as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Assets related to real estate held for non-sale disposition
Total real estate, at cost and net of impairment charges	$31,940	$33,666
Accumulated depreciation and amortization	(3,614)	(4,417)
Real estate held for non-sale disposition, net	28,326	29,249
Restricted cash	10,880	10,785
Other assets	1,239	1,014
Total assets	$40,445	$41,048
Liabilities related to real estate held for non-sale disposition
Notes payable, net	47,849	47,511
Accounts payable and accrued liabilities	7,740	6,893
Below-market leases, net	502	627
Other liabilities	350	359
Total liabilities	$56,441	$55,390

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Cost, net of impairments	$102,313	$106,950	$35,547	$35,599	$(80,812)	$(83,870)
Accumulated amortization	(41,741)	(38,599)	(10,999)	(9,182)	32,949	30,011
Net Amount	$60,572	$68,351	$24,548	$26,417	$(47,863)	$(53,859)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(3,993)	$(5,362)	$(881)	$(1,102)	$2,974	$3,620

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(7,827)	$(9,741)	$(1,889)	$(2,277)	$5,995	$6,648

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2014 and December 31, 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2014 (1)	Book Value as of June 30, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,279	$5,300	$5,025	5.4%	8.0%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,833	6,833	6,878	8.0%	8.1%	09/01/2014
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	17,067	16,710	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,911	3,302	3,245	6.1%	12.4%	07/11/2017
				$36,023	$32,502	$31,858
Reserve for Loan Losses (6)				—	(3,994)	(2,090)
				$36,023	$28,508	$29,768
_____________________
(1) Outstanding principal balance as of June 30, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment during 2014. The contractual interest rates and annualized effective interest rates presented are as of June 30, 2014.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of June 30, 2014. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the six months ended June 30, 2014, the Company recognized $0.9 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”
As of June 30, 2014 and December 31, 2013, interest receivable from real estate loans receivable was $0.1 million and $0.5 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2014 (in thousands):

Real estate loans receivable, net - December 31, 2013	$29,768
Deferred interest	279
Principal repayments received on real estate loan receivable	(70)
Accretion of discounts on purchased real estate loans receivable	522
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(18)
Change in loan loss reserve	(1,973)
Real estate loans receivable, net - June 30, 2014	$28,508

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

For the three and six months ended June 30, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest income	$558	$593	$1,111	$1,180
Interest accretion	265	207	522	405
Amortization of origination fees and costs and acquisition costs, net	(9)	18	(18)	36
Interest income from real estate loans receivable	$814	$818	$1,615	$1,621
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the six months ended June 30, 2014 and 2013, the Company recognized $0.2 million and $0.2 million, respectively, of interest income related to the Sandmar Mezzanine Loan, which has an asset-specific reserve.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the six months ended June 30, 2014 were as follows (in thousands):

Reserve for loan losses, December 31, 2013	$2,090
Provision for loan losses	1,973
Reduction to reserve for loan losses	(69)
Reserve for loan losses, June 30, 2014	$3,994
As of June 30, 2014, the total reserve for loan losses consisted of $4.0 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.3 million.
The Company recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company did not record provision for loan loss reserves and reduced its reserves. As of June 30, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent and the Company will recognize income on this loan on a cost-recovery basis.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

6.	REAL ESTATE SECURITIES
During the six months ended June 30, 2014, the Company sold 1,386,602 shares of common stock of Gramercy for an aggregate sales price of $7.9 million. As a result, during the six months ended June 30, 2014, the Company realized a gain on sale of its shares of common stock of Gramercy of $4.4 million. The following summarizes the activity related to real estate securities for the six months ended June 30, 2014 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2013	$3,421	$4,552	$7,973
Unrealized change in market value of real estate securities	—	(100)	(100)
Sale of real estate securities	(3,421)	(4,452)	(7,873)
Real estate securities - June 30, 2014	$—	$—	$—

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.” Properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. The operations and the aggregate net gains recognized upon the dispositions of properties that were classified as held for sale or to be disposed of prior to the reporting period beginning January 1, 2014 are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2013, the Company disposed of 112 properties (of which 111 were GKK Properties). During the six months ended June 30, 2014, the Company disposed of ten properties (of which five were GKK Properties), transferred a portfolio of five properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio (defined below), terminated its leasehold interest in one property and classified eight properties (of which seven were GKK Properties) with an aggregate net book value of $19.7 million as held for sale.
The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$22,223	$118,150
Accumulated depreciation and amortization	(2,499)	(15,141)
Real estate held for sale, net	19,724	103,009
Other assets	1,146	6,421
Total assets related to real estate held for sale	$20,870	$109,430
Liabilities related to real estate held for sale
Notes payable	5,700	59,434
Other liabilities	2,073	2,883
Total liabilities related to real estate held for sale	$7,773	$62,317

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

During the six months ended June 30, 2014, the Company classified one historical real estate property as held for sale. In addition, the Company sold four historical real estate properties, one GKK Property and disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, which properties were not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. In accordance with the Company’s early adoption of ASU No. 2014-08, the operations of these properties are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental income	$977	$1,150	$2,153	$2,241
Tenant reimbursements and other operating income	455	419	1,001	900
Total Revenues	1,432	1,569	3,154	3,141
Expenses
Operating, maintenance, and management	365	488	824	951
Real estate taxes and insurance	241	254	494	575
Asset management fees to affiliate	128	130	258	258
General and administrative expenses	14	4	23	9
Depreciation and amortization	368	654	1,106	1,294
Interest expense	211	402	464	736
Impairment of real estate	939	873	2,196	873
Total expenses	2,266	2,805	5,365	4,696
Discontinued Operations
The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues and other income	$250	$5,293	$995	$18,177
Total expenses	195	5,448	655	16,198
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	55	(155)	340	1,979
Gain on sales of real estate, net	89	3,050	3,006	31,073
Impairment charge	(81)	(1,869)	(81)	(3,147)
Income from discontinued operations	$63	$1,026	$3,265	$29,905

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

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
As of June 30, 2014, the Company’s investment in the Tribeca Building consisted of three condominium units with a carrying value of $19.4 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. The Company did not sell any condominium units of the Tribeca Building during the six months ended June 30, 2014 and recorded expenses of $0.7 million related to foreclosed real estate held for sale. During the six months ended June 30, 2013, the Company sold two retail spaces and recognized a gain on sale of $0.2 million and recorded expenses of $0.8 million related to foreclosed real estate held for sale.

9.	NOTES PAYABLE
As of June 30, 2014 and December 31, 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of June 30, 2014	Book Value as of December 31, 2013	Contractual Interest Rates as of June 30, 2014 (1)	Weighted-Average Interest Rates as of June 30, 2014 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$62,200	$165,399	5.9%	5.9%	2.3
GKK Properties mortgage loans	474,911	600,694	5.1% - 15.3%	6.5%	4.2
	537,111	766,093
Variable Rate
Mortgage loans	181,249	210,400	One-month LIBOR + 1.80%	2.0%	1.5
GKK Properties mortgage loans	40,000	—	One-month LIBOR + 3.00%	3.2%	2.9
	221,249	210,400
Total notes payable principal outstanding	758,360	976,493
Discount on notes payable, net (3)	(12,074)	(14,211)
Total notes payable, net	$746,286	$962,282
_____________________
(1) Contractual interest rates as of June 30, 2014 represent the range of interest rates in effect under these loans as of June 30, 2014. Weighted-average interest rates as of June 30, 2014 are calculated as the actual interest rates in effect under these loans as of June 30, 2014 (consisting of the contractual interest rates), using interest rate indices as of June 30, 2014, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of June 30, 2014; subject to certain conditions, the maturity dates of certain loans may be further extended.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

As of June 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $2.8 million and $1.9 million, respectively, net of amortization. During the three and six months ended June 30, 2014, the Company incurred interest expense, net of discontinued operations, of $13.0 million and $26.6 million, respectively. During the three and six months ended June 30, 2013, the Company incurred interest expense, net of discontinued operations, of $15.3 million and $30.3 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.4 million and $0.7 million for the three and six months ended June 30, 2014 and $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively and (ii) the amortization of discount and premium on notes payable, which increased interest expense by $1.5 million and $2.1 million for the three and six months ended June 30, 2014 and $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, $8.4 million and $7.9 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2014 (in thousands):

July 1, 2014 through December 31, 2014	$58,568
2015	50,654
2016	321,758
2017	159,175
2018	8,651
Thereafter	159,554
$758,360
The following summarizes the activity related to notes payable for the six months ended June 30, 2014 (in thousands):

Total notes payable, net - December 31, 2013	$962,282
Proceeds from notes payable	42,500
Deferred interest payable	597
Extinguishment of debt	(32,959)
Principal repayments	(228,271)
Amortization of discount and premium on notes payable, net	2,137
Total notes payable, net - June 30, 2014	$746,286
Significant Transactions
BBD2 Loan
On April 16, 2014, the Company entered into an amendment (the “Fourth Amendment”) with respect to a mortgage loan the Company assumed pursuant to the Settlement Agreement (the “BBD2 Loan”). Pursuant to the terms of the Fourth Amendment, the Company paid to the lender under the BBD2 Loan (the “BBD2 Lender”) the amount of $52.0 million, $7.0 million of which was drawn from a reserve fund. The $52.0 million payment was applied to the outstanding balance of the BBD2 Loan free of defeasance, prepayment or any other fees, costs, expenses, restrictions or obligations of any type. Among other modifications, the Company and the BBD2 Lender also agreed upon a revised method of calculating operating income and the removal of the limitation on the number of times an event causing the imposition of a “cash trap” event could be cured by the Company under the BBD2 Loan Agreement, as disclosed in the Fourth Amendment. As of June 30, 2014, the outstanding principal balance for BBD2 Loan was $139.8 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Loan Maturities and Defaults
As of June 30, 2014, one outstanding loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Mortgage Loan”) had matured without repayment. Additionally, as of June 30, 2014, the Company did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $14.6 million (the “Jenkins Court Mortgage Loan”), which the Company assumed pursuant to the Settlement Agreement. The lender under this loan declared a default on June 24, 2013. In February 2014, the Company entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing a mortgage loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan. In April 2014, the Company also entered into a discounted payoff agreement with respect to another loan secured by one of the Company’s historical real estate investments with an outstanding principal balance of $26.8 million and unpaid interest of $2.1 million (the “Bridgeway Technology Mortgage Loan”).
Bridgeway Technology Center Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Bridgeway Technology Center Mortgage Loan and defaulted on this loan. As a result of the default, on June 12, 2013, the lender declared the total outstanding principal amount of $26.8 million together with any accrued interest, applicable default interest and any other interest and late charges immediately due and payable. The Bridgeway Technology Center Mortgage Loan matured on August 1, 2013. On April 14, 2014, the Company entered into an agreement with the lender to satisfy all amounts owed under the Bridgeway Technology Center Mortgage Loan, including the outstanding principal balance of $26.8 million and accrued and unpaid interest of $2.1 million, at a discounted payoff amount of $25.6 million, resulting in a gain on extinguishment of debt of $3.3 million.
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
June 30, 2014
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
The Order for Entry of Judgment was signed and entered by the court on March 4, 2014, and the foreclosure sale of the mortgaged property took place on July 1, 2014; however, title to the property has not yet been transferred to the winning bidder as of August 6, 2014. The carrying value of the property securing the loan was $21.4 million as of June 30, 2014.
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
The Order for Entry of Judgment was signed and entered by the court on December 20, 2013, and the foreclosure sale of the mortgaged property took place on June 3, 2014; however, title to the property had not transferred to the winning bidder as of August 6, 2014. The carrying value of the property securing the Jenkins Court Mortgage Loan was $6.4 million as of June 30, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Jenkins Court Mortgage Loan
As of June 30, 2014, the borrower under the Jenkins Court Mortgage Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer imposed a “cash trap” and has the right to replace the manager of the property securing the loan. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “—Loan Maturities and Defaults — Jenkins Court Mortgage Loan.”

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of June 30, 2014 and December 31, 2013, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$36,023	$28,508	$24,897	$35,814	$29,768	$25,754
Financial liabilities:
Notes payable	$758,360	$746,286	$763,331	$976,493	$962,282	$965,463
_____________________
(1) Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value of these investments could be materially different from the Company’s estimate of value.
Assets Recorded at Fair Value
As of June 30, 2014, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$12,218	$—	$—	$12,218
As of June 30, 2014, one of the Company’s real estate properties held for sale was measured at estimated fair value as this property was impaired and the carrying value of the property was adjusted to estimated fair value. The Company estimated the fair value for this impaired real estate property held for sale based on an estimated sales price, which the Company may or may not accept, less estimated costs to sell.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

11.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitled the Advisor and Dealer Manager to reimbursement of organization and offering costs that were incurred by the Advisor and the Dealer Manager on behalf of the Company in connection with the Company’s now terminated Offering. In addition, the advisory agreement entitles the Advisor to specified fees for the management and disposition of investments, among other services, as well as to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
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
During the six months ended June 30, 2014 and 2013, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2014 and 2013, respectively, and any related amounts payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees(1)	$2,530	$2,760	$5,046	$5,491	$—	$—
Reimbursement of operating expenses(2)	54	33	103	58	—	—
Disposition fees(3)	399	—	775	2,500	—	—
	$2,983	$2,793	$5,924	$8,049	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.2 million for the three months ended June 30, 2013 and $17,000 and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $54,000 and $33,000 for the three months ended June 30, 2014 and 2013, respectively, and $103,000 and $58,000 for the six months ended June 30, 2014 and 2013, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,313	$27,771
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans extinguished in connection with deed in lieu of foreclosure	$6,134	$210,545
Increase in capital expenses payable	$1,925	$314

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations as of June 30, 2014. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities and preferred membership interest investments. The GKK Properties segment consists of primarily office properties, bank branch properties and operations centers located in 30 states but excludes GKK Properties that were classified as discontinued operations as of June 30, 2014. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and six months ended June 30, 2014 and 2013, and total assets and total liabilities for each reportable segment as of June 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Real estate segment (1)	$18,231	$19,095	$37,151	$38,107
Real estate-related segment	815	818	1,615	1,621
GKK Properties segment	35,360	35,479	69,592	70,094
Total revenues	$54,406	$55,392	$108,358	$109,822
Interest expense:
Real estate segment (1)	$2,321	$4,529	$5,287	$9,139
Real estate-related segment	—	—	—	—
GKK Properties segment	10,715	10,783	21,294	21,202
Total interest expense	$13,036	$15,312	$26,581	$30,341
NOI:
Real estate segment (1)	$6,752	$4,723	$12,710	$9,191
Real estate-related segment	628	765	1,375	1,516
GKK Properties segment	3,271	2,780	5,637	6,492
Total NOI	$10,651	$8,268	$19,722	$17,199

	As of June 30,	As of December 31,
	2014	2013
Assets:
Real estate segment	$576,802	$580,472
Real estate-related segment	28,738	38,333
GKK Properties segment	777,712	810,487
Total segment assets	1,383,252	1,429,292
Real estate held for sale	20,870	109,430
Foreclosed real estate held for sale	19,385	19,064
Corporate-level (2)	75,673	187,111
Total assets	$1,499,180	$1,744,897
Liabilities:
Real estate segment	$260,743	$339,512
Real estate-related segment	15	3
GKK Properties segment	593,504	685,831
Total segment liabilities	854,262	1,025,346
Real estate held for sale	7,773	62,317
Corporate-level	1,124	1,341
Total liabilities	$863,159	$1,089,004
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of June 30, 2014. See Note 7, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $74.3 million and $186.7 million as of June 30, 2014 and December 31, 2013, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(7,652)	$(40,885)	$(12,168)	$(29,632)
Gain on sales of real estate	(2,041)	—	(2,041)	—
Gain on sales of real estate securities	(662)	(167)	(4,410)	(167)
Gain from extinguishment of debt	(3,297)	—	(5,112)	—
Gain on sale of foreclosed real estate held for sale	—	(161)	—	(161)
Other income and interest income	(192)	(206)	(663)	(367)
General and administrative expenses	3,685	4,207	7,328	8,513
Depreciation and amortization	17,961	20,119	35,884	38,533
Impairment charge on real estate held for investment	939	26,387	2,196	30,385
Provision for loan losses	1,973	—	1,973	—
Total income from discontinued operations	(63)	(1,026)	(3,265)	(29,905)
NOI (1)	$10,651	$8,268	$19,722	$17,199
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of June 30, 2014. See Note 7, “Real Estate Held for Sale and Discontinued Operations” for more information.

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
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases, excluding payments owed related to properties held for non-sale disposition, as of June 30, 2014 were as follows (in thousands):

July 1, 2014 through December 31, 2014	$8,935
2015	17,138
2016	16,663
2017	12,696
2018	2,566
Thereafter	34,564
$92,562

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
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

•
As a result of the transfer of the GKK Properties to us, a significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2014, both filed with the Securities and Exchange Commission (the “SEC”).
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
As of June 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 411 real estate properties (of which two properties were held for non-sale disposition and eight properties were held for sale), including the GKK Properties. In addition, as of June 30, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and were held for sale.
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
In the wake of the sub-par recovery of the U.S. economy, and despite recent improvements regarding the pace of job growth, concerns persist regarding income growth and the overall economic health of domestic consumers, businesses and governments. The federal government has employed an array of fiscal and monetary policies to attempt to help get the U.S. economy onto a sound and sustainable growth path. The road to recovery has been anything but consistent.
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
The Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. The Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At this point in time, it is unclear what the final cost or impact of this program will be. In December 2013, the speculation as to the possible end of QE programs was finally ended with the announcement by the Federal Reserve of the tapering of government purchases of U.S. treasury securities and U.S. agency mortgages. In July of 2014, the Federal Reserve announced plans to end the purchase of securities by October of 2014.
Despite cuts to federal government spending, U.S. gross domestic product (“U.S. GDP”) has continued to grow at moderate level. In the third quarter of 2013, U.S. GDP increased at an annual rate of 4.5%, which was followed by fourth quarter U.S. GDP growth of 3.5%. First quarter U.S. GDP reflects a step back as a severe winter has been blamed for a decrease in U.S. GDP of 2.1%. Consensus expectations are for a rebound in U.S. economic growth as employment numbers and corporate earnings strength indicate that the U.S. economy is healthy and growing. The initial estimate of second quarter 2014 reflects an annual rate increase in U.S. GDP of 4.0%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial property markets have benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a strong bid for commercial properties. In 2014, the commercial real estate market recovery began to spread to secondary markets. Over the past two years, transaction volumes increased and the re-emergence of the CMBS market and the availability of debt capital have contributed to the ongoing economic recovery. This trend continued into 2014 and the U.S. commercial real estate market gained favor as an alternative investment. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
The U.S. residential real estate market has been recovering. Low interest rates, pent-up demand from the consumer sector and the introduction of institutional investors in the form of buy-to-rent portfolios have all contributed to a broad recovery of home prices. Some markets have recovered to prices above pre-recession levels, but the majority of U.S. housing markets still have not recaptured the equity lost as a result of the recent recession. Impediments to a continued recovery in this market include more stringent underwriting standards for borrowers, a slowdown in demand by institutional investors and a lack of supply of affordable housing for entry level purchasers. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury securities and mortgage backed securities, is slowly being scaled down and is scheduled to end in October of 2014. It is anticipated that the removal of the Federal Reserve’s purchases in the mortgage backed securities market will contribute to increases in the cost of future mortgage financing.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In Europe, concerns remain regarding the economic burden of sovereign debt and the pace of economic recovery. Some European banks hold material quantities of sovereign debt on their balance sheets. The possible default or restructuring of the sovereign debt obligations of certain European Union countries and the resulting potential negative impact on the global financial markets remain of concern. The uncertainty surrounding the size of the problem and how regulators and governments intend to remedy the situation has caused many investors to reassess their pricing of sovereign risks. Europe has benefited from statements made by the European Central Bank which affirm the bank’s commitment to provide substantial support for the European banking system.
The global rating agencies continue to be vigilant in their analysis of the health of the global financial markets. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. In the past two years, Asia also has seen a number of ratings downgrades, with Fitch downgrading Japan to A+ in May of 2012 and China to A+ in April of 2013. The global ratings agencies continue to have a number of sovereign issuers on negative watch as governments have struggled to resolve their budget issues and face growing debt obligations. Beginning in late 2013, these credit issues shifted away from the European sovereign credits to Asia and to some emerging market nations, such as Turkey, Russia, South America, Brazil and Argentina.
Overall, despite indications of recovery both in the United States and abroad, uncertainties abound. China’s export-based economy slowed and Japan embarked upon a large scale QE program of its own in 2013. In the United States, the Federal Reserve announced the tapering of the current QE program which, when combined with the adversarial political climate at the federal level, has led to high levels of uncertainty and increased volatility in the capital markets. In the short-term, these conditions are expected to continue and, combined with a challenging macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the capital markets have begun to react to the announced end of QE in October 2014.
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
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $32.5 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investment with an asset-specific loan loss reserve, we have a real estate-related loan investment with a book value of $6.8 million maturing within one year from June 30, 2014. As of June 30, 2014, we had recorded $4.0 million of reserves for loan losses related to one of our real estate-related investments.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2014, we had a total of $537.1 million of fixed rate notes payable and $221.2 million of variable rate notes payable. Including the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan (each defined below), we have $102.8 million of debt maturing (including principal amortization payments) during the 12 months ending June 30, 2015. The 801 Market Street Mortgage Loan, with an outstanding principal balance of $37.6 million, matured on February 1, 2013. The Jenkins Court Mortgage Loan, with an outstanding principal balance of $14.6 million, matures on August 11, 2030 and is currently in default. See the discussions of the loan maturities and defaults under “— Contractual Commitments and Contingencies — Loan Maturities and Defaults”.
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
Our focus in 2014 is: to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets, primarily the GKK Properties; refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.

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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2014, our real estate held for investment, excluding two GKK Properties held for non-sale disposition, was 83% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of June 30, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the six months ended June 30, 2014, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for 2014.
Cash Flows from Operating Activities
As of June 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in 411 real estate properties (of which two properties were held for non-sale disposition and eight properties were held for sale). In addition, as of June 30, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
During the six months ended June 30, 2014, net cash provided by operating activities was $11.0 million, compared to $0.3 million of net cash used in operating activities during the six months ended June 30, 2013. Net cash from operations increased in 2014 primarily due to timing of payments for operating expenses and the release of restricted cash held by the lender under a mortgage loan.
Cash Flows from Investing Activities
Net cash provided by investing activities was $84.1 million for the six months ended June 30, 2014. The significant sources and uses of net cash provided by investing activities were as follows:

•	$86.8 million of cash provided from the sale of real estate;

•	$10.3 million of cash used for improvements to real estate;

•	$7.8 million of cash provided from the sale of real estate securities; and

•	a $0.2 million increase in restricted cash for capital expenditures.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $213.6 million for the six months ended June 30, 2014. The significant uses of cash for financing activities were as follows:

•
$211.0 million of net cash used for the repayment of debt as a result of $251.8 million of principal payments on notes payable and payment of $1.7 million of deferred financing costs, partially offset by proceeds from notes payable of $42.5 million;

•	$3.2 million of cash used for redemptions of common stock; and

•	a $0.6 million decrease in restricted cash for debt service obligations.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of June 30, 2014, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees and reduced the asset management fee calculation for our investment in the Tribeca Building to reflect sales of condominium units and will continue to adjust the asset management fee calculation for future sales. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. As of June 30, 2014, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of June 30, 2014, we had $92.9 million of cash and cash equivalents.
As of June 30, 2014, our borrowings and other liabilities were approximately 49% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets, respectively. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations related to historical portfolio(1) (2)	$243,449	$—	$243,449	$—	$—
Outstanding debt obligations related to the GKK Properties(1) (2)	$514,911	$58,568	$128,963	$167,826	$159,554
Interest payments on outstanding debt obligations related to historical portfolio(3)	$13,662	$3,632	$10,030	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(3)	$134,636	$15,994	$50,825	$29,321	$38,496
Operating leases(4)	$92,562	$8,935	$33,801	$15,262	$34,564
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of June 30, 2014.
(2) Included in the “Remainder of 2014” payment column are the outstanding principal balances of the 801 Market Street Mortgage Loan of $37.6 million, which matured without payment on February 1, 2013, and the Jenkins Court Mortgage Loan of $14.6 million, which was in default and in receivership as of June 30, 2014. See “— Loan Maturities and Defaults” below.
(3) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of June 30, 2014. We incurred interest expense of $23.7 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $2.8 million, during the six months ended June 30, 2014.
(4) Amounts relate to future minimum lease payments under non-cancelable building and ground leases, and exclude payments owed related to properties held for non-sale disposition.
Loan Maturities and Defaults
As of June 30, 2014, one outstanding loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Mortgage Loan”) had matured without repayment.  Additionally, as of June 30, 2014, we did not meet the monthly debt service payment requirements with respect to one loan with an outstanding principal balance of $14.6 million (the “Jenkins Court Mortgage Loan”), which we assumed pursuant to the Settlement Agreement. The lender under this loan declared a default on June 24, 2013. During the six months ended June 30, 2014, we entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan.
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
The Order for Entry of Judgment was signed and entered by the court on March 4, 2014, and the foreclosure sale of the mortgaged property took place on July 1, 2014; however, title to the property has not yet been transferred to the winning bidder as of August 6, 2014. The carrying value of the property securing the loan was $21.4 million as of June 30, 2014.
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
The Order for Entry of Judgment was signed and entered by the court on December 20, 2013, and the foreclosure sale of the mortgaged property took place on June 3, 2014; however, title to the property had not transferred to the winning bidder as of August 6, 2014. The carrying value of the property securing the Jenkins Court Mortgage Loan was $6.4 million as of June 30, 2014.
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
Jenkins Court Mortgage Loan
As of June 30, 2014, the borrower under the Jenkins Court Mortgage Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer imposed a “cash trap” and has the right to replace the manager of the property securing the loan. Additionally, on June 24, 2013, the lender under the Jenkins Court Mortgage Loan declared a default under the loan. For more information, see above under “—Loan Maturities and Defaults — Jenkins Court Mortgage Loan.”

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
Results of Operations
Overview
As of June 30, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in, 454 real estate properties, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and held for sale. Subsequent to June 30, 2013, we sold two historical office properties, four historical industrial properties and 30 GKK Properties; terminated the leases of two properties in which we held a leasehold interest; sold two retail spaces and parking spaces from the 10-story condominium building; and designated eight properties as held for sale. In addition, we transferred five GKK Properties, which were security under the BOA Windsor Mortgage Portfolio Loan, to the lender in exchange for our release from the debt outstanding and other obligations related to this mortgage loan. As a result, as of June 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold for interest in, 411 real estate properties, including two properties held for non-sale disposition and eight properties (of which seven properties were GKK Properties) classified as held for sale. Also, as of June 30, 2014, we owned four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
In accordance with our early adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Properties that were classified as held for sale in financial statements issued prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. Accordingly, as of June 30, 2014, we classified one historical real estate property as held for sale and disposed of five real estate properties and a portfolio of five properties in connection with a deed-in-lieu of foreclosure that were not classified as held for sale in the financial statements issued for reporting periods prior to January 1, 2014. In accordance with the early adoption of ASU 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the three and six months ended June 30, 2014 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013
The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2014	2013
Rental income	$38,565	$40,151	$(1,586)	(4)%	$(986)	$(600)
Tenant reimbursements	14,072	13,429	643	5%	822	(179)
Interest income from real estate loans receivable	814	818	(4)	—%	N/A	N/A
Parking revenues and other operating income	955	994	(39)	(4)%	45	(84)
Operating, maintenance and management costs	21,431	22,052	(621)	(3)%	(495)	(126)
Real estate taxes, property-related taxes and insurance	6,758	7,242	(484)	(7)%	(47)	(437)
Asset management fees to affiliate	2,530	2,518	12	—%	—	12
General and administrative expenses	3,685	4,207	(522)	(12)%	(447)	(75)
Depreciation and amortization expense	17,961	20,119	(2,158)	(11)%	(1,758)	(400)
Interest expense	13,036	15,312	(2,276)	(15)%	(68)	(2,208)
Provision for loan losses	1,973	—	1,973	100%	N/A	N/A
Impairment charge on real estate held for investment	939	26,387	(25,448)	(96)%	(1,127)	(24,321)
Gain on sales of real estate securities	662	167	495	296%	495	—
Gain on sales of real estate, net	2,041	—	2,041	100%	476	1,565
Gain from extinguishment of debt	3,297	—	3,297	100%	—	3,297
Gain on sales of real estate, net (discontinued operations)	89	3,050	(2,961)	(97)%	(2,961)	—
Income from discontinued operations	55	(155)	210	(135)%	360	(150)
Impairment charge on discontinued operations	(81)	(1,869)	1,788	(96)%	1,788	—
Rental income from our real estate properties decreased by $1.6 million primarily due to asset sales and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties increased by $0.6 million primarily due to higher recovery of operating expenses related to the GKK Properties. Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest income from real estate loans receivable remained constant at approximately $0.8 million for the three months ended June 30, 2014 and 2013. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2014, one of the borrowers under our real estate loans receivable was delinquent.

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
Property operating, maintenance and management costs from our real estate properties decreased by $0.6 million primarily due to asset sales and a decrease in general repair and maintenance costs. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $7.2 million during the three months ended June 30, 2013 to $6.8 million during the three months ended June 30, 2014 primarily due to property tax refunds for certain of our historical real estate properties. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees remained constant at approximately $2.5 million for the three months ended June 30, 2014 and 2013.
General and administrative expenses decreased by $0.5 million primarily due to lower legal fees and lower management fees related to the GKK Properties under the Amended Services Agreement (See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties”). General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $2.2 million as a result of a decrease of $1.8 million related to the GKK Properties and a decrease of $0.4 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to asset sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $2.3 million primarily due to a decrease in interest expense related to debt secured by our historical real estate portfolio. This decrease in interest expense was a result of lower effective interest rates and an overall decrease in debt outstanding. Included in interest expense is the amortization of deferred financing costs of $0.4 million and $0.2 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales, dispositions other than by sale and principal paydowns.
We recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the three months ended June 30, 2014. During the three months ended June 30, 2013, the Company did not record provision for loan loss reserves.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2014, due to a change in cash flow estimates and estimated hold period, we recorded a non-cash impairment charge of $0.9 million to write-down the carrying value of one of our historical office properties held for sale to its estimated fair value. We measured this property at estimated fair value, as this property was impaired and the carrying value of the property was adjusted to estimated fair value. We estimated the fair value for this impaired real estate property held for investment based on an estimated sales price, which we may or may not accept. We recognized an impairment charge of $26.4 million on real estate held for investment during the three months ended June 30, 2013, with respect to two historical office properties, three historical industrial properties and one GKK Property to reduce the book values of the real estate to their estimated fair values. Included in our impairment charges during the three months ended June 30, 2013 was a $19.5 million impairment charge to reduce the carrying value of our investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. We revised our cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. We also revised our projections to address various deferred maintenance issues and other building system upgrades and replacements. Also, included in our impairment charges during the three months ended June 30, 2013 was a $2.6 million impairment charge to reduce the carrying value of our investment in Bridgeway Technology Center, an office-flex property located in Newark, California, to its estimated fair value. The impairment was due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment.
During the three months ended June 30, 2014, we sold 235,259 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $0.7 million. During the three months ended June 30, 2013, we sold 81,000 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $0.2 million.
We recognized a gain on sales of real estate of $2.0 million related to the disposition of four historical industrial properties and one GKK Property during the three months ended June 30, 2014.
During the three months ended June 30, 2014, we recognized a gain on extinguishment of debt of $3.3 million related to the discounted payoff of the Bridgeway Technology Center Mortgage Loan, which matured on August 1, 2013. On April 14, 2014, we entered into an agreement with the lender to satisfy all amounts owed under the Bridgeway Technology Center Mortgage Loan, including the outstanding principal balance of $26.8 million and accrued and unpaid interest of $2.1 million, at a discounted payoff amount of $25.6 million.
We recognized a gain on sales of real estate of $0.1 million in discontinued operations related to the disposition of one of the GKK Properties during the three months ended June 30, 2014. During the three months ended June 30, 2013, we recognized a gain on sales of real estate of $3.1 million related to the dispositions of 16 GKK Properties.
Income (loss) from discontinued operations for the three months ended June 30, 2014 and 2013 was $0.1 million and $(0.2) million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. As of June 30, 2014, eight properties were classified as held for sale, including seven properties that are included in discontinued operations. Total revenues and other income from discontinued operations decreased from $5.3 million during the three months ended June 30, 2013 to $0.3 million during the three months ended June 30, 2014.  Total expenses from discontinued operations decreased from $5.4 million during the three months ended June 30, 2013 to $0.2 million during the three months ended June 30, 2014.
During the three months ended June 30, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.1 million with respect to one GKK Property held for sale. During the three months ended June 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $1.9 million with respect to 10 GKK Properties held for sale or sold during the three months ended June 30, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2014	2013
Rental income	$77,655	$79,658	$(2,003)	(3)%	$(1,107)	$(896)
Tenant reimbursements	27,129	26,257	872	3%	801	71
Interest income from real estate loans receivable	1,615	1,621	(6)	—%	N/A	N/A
Parking revenues and other operating income	1,959	2,286	(327)	(14)%	(198)	(129)
Operating, maintenance and management costs	42,829	42,453	376	1%	345	31
Real estate taxes, property-related taxes and insurance	14,197	14,819	(622)	(4)%	(84)	(538)
Asset management fees to affiliate	5,029	5,010	19	—%	—	19
General and administrative expenses	7,328	8,513	(1,185)	(14)%	(1,248)	63
Depreciation and amortization expense	35,884	38,533	(2,649)	(7)%	(2,076)	(573)
Interest expense	26,581	30,341	(3,760)	(12)%	92	(3,852)
Provision for loan losses	1,973	—	1,973	100%	N/A	N/A
Impairment charge on real estate held for investment	2,196	30,385	(28,189)	(93)%	(1,127)	(27,062)
Gain on sales of real estate securities	4,410	167	4,243	2,541%	4,243	—
Gain on sales of real estate, net	2,041	—	2,041	100%	476	1,565
Gain from extinguishment of debt	5,112	—	5,112	100%	1,815	3,297
Gain on sales of real estate, net (discontinued operations)	3,006	31,073	(28,067)	(90)%	(28,067)	—
Income from discontinued operations	340	1,979	(1,639)	(83)%	(1,281)	(358)
Impairment charge on discontinued operations	(81)	(3,147)	3,066	(97)%	3,066	—
Rental income from our real estate properties decreased by $2.0 million primarily due to asset sales and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated asset sales and dispositions other than by sale. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties increased by $0.9 million primarily due to higher recovery of operating expenses related to the GKK Properties. Our tenant reimbursements in future periods will vary based on several factors discussed above under “— Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013.”
Interest income from real estate loans receivable remained constant at approximately $1.6 million for the six months ended June 30, 2014 and 2013. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2014, one of the borrowers under our real estate loans receivable was delinquent.
Please see “— Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our loans receivable default on their loans.
Property operating, maintenance and management costs from our real estate properties increased by $0.4 million primarily due to higher utility and snow removal expenses related to the GKK Properties located in the midwestern and northeastern regions of the U.S., which experienced an extremely cold winter season during the first quarter 2014, partially offset by a decrease in general repair and maintenance costs and asset sales. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated asset sales and dispositions other than by sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $14.8 million during the six months ended June 30, 2013 to $14.2 million during the six months ended June 30, 2014 primarily due to adjustments in the property tax estimates and property tax refunds for certain of our historical real estate properties and lower insurance costs. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Asset management fees remained constant at approximately $5.0 million for the six months ended June 30, 2014 and 2013.
General and administrative expenses decreased by $1.2 million primarily due to lower legal fees, accounting fees and other professional fees related to accounting system implementation costs and lower management fees related to the GKK Properties under the Amended Services Agreement (See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties”). General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $2.7 million as a result of a decrease of $2.1 million related to the GKK Properties and a decrease of $0.6 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to asset sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale.
Interest expense from the financing of our portfolio decreased by $3.8 million primarily due to a decrease in interest expense related to debt secured by our historical real estate portfolio. This decrease in interest expense was a result of lower effective interest rates and an overall decrease in debt outstanding. Included in interest expense is the amortization of deferred financing costs of $0.7 million and $0.4 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we will need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and dispositions other than by sale and principal paydowns.
We recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company did not record provision for loan loss reserves.
During the six months ended June 30, 2014, due to a change in cash flow estimates and estimated hold periods, we recorded a non-cash impairment charge of $2.2 million to write-down the carrying value of one of our historical industrial properties sold and one historical office property held for sale to their estimated fair values. We measured these properties at their estimated fair values, as these properties were impaired and the carrying values of these properties were adjusted to their estimated fair values. We estimated the fair values for the impaired real estate properties sold or held for sale based on estimated sales prices. We recognized an impairment charge of $30.4 million on real estate held for investment during the six months ended June 30, 2013 with respect to two historical office properties, three historical industrial properties and one GKK Property to reduce the book values of the properties to their estimated fair values. Included in our impairment charges during the six months ended June 30, 2013 was a $19.5 million impairment charge to reduce the carrying value of our investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. We revised our cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. We also revised our projections to address various deferred maintenance issues and other building system upgrades and replacements. Also, included in our impairment charges during the six months ended June 30, 2013 was a $6.6 million impairment charge to reduce the carrying value of our investment in Bridgeway Technology Center, an office-flex property located in Newark, California, to its estimated fair value. The impairment was due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment.
During the six months ended June 30, 2014, we sold 1,386,602 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $4.4 million. During the six months ended June 30, 2013, we sold 81,000 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $0.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We recognized a gain on sales of real estate of $2.0 million related to the disposition of four historical industrial properties and one GKK Property during the six months ended June 30, 2014.
During the six months ended June 30, 2014, we recognized a gain on extinguishment of debt of $5.1 million. The gain on extinguishment of debt consisted of (i) a $1.8 million gain related to the BOA Windsor Mortgage Portfolio Loan, which matured on October 31, 2012 and (ii) a $3.3 million related to the discounted payoff of the Bridgeway Technology Center Mortgage Loan, which matured on August 1, 2013. On February 21, 2014, we entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing the BOA Windsor Mortgage Portfolio Loan to the lender in full satisfaction of the debt and other obligations due under the loan. The gain on extinguishment of debt represents the difference between the carrying amount of the outstanding debt and other liabilities of $7.0 million and the carrying value of the real estate properties and other assets of approximately $5.2 million. On April 14, 2014, we entered into an agreement with the lender to satisfy all amounts owed under the Bridgeway Technology Center Mortgage Loan, including the outstanding principal balance of $26.8 million and accrued and unpaid interest of $2.1 million, at a discounted payoff amount of $25.6 million.
We recognized a gain on sales of real estate of $3.0 million in discontinued operations related to the disposition of one historical office property and five GKK Properties during the six months ended June 30, 2014. During the six months ended June 30, 2013, we recognized a gain on sales of real estate of $31.1 million related to the disposition of 86 GKK Properties.
Income from discontinued operations for the six months ended June 30, 2014 and 2013 was $0.3 million and $2.0 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. As of June 30, 2014, eight properties were classified as held for sale, including seven properties that are included in discontinued operations. Total revenues and other income from discontinued operations decreased from $18.2 million during the six months ended June 30, 2013 to $1.0 million during the six months ended June 30, 2014.  Total expenses from discontinued operations decreased from $16.2 million during the six months ended June 30, 2013 to $0.7 million during the six months ended June 30, 2014.
During the six months ended June 30, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.1 million with respect to one GKK Property held for sale. During the six months ended June 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $3.1 million with respect to 24 GKK Properties held for sale or sold during the six months ended June 30, 2013.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, gain from extinguishment of debt, impairment charges on real estate loans receivable and the net amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(7,652)	$(40,885)	$(12,168)	$(29,632)
Depreciation of real estate assets	10,477	10,512	21,094	20,963
Depreciation of real estate assets - discontinued operations	—	1,219	—	2,475
Amortization of lease-related costs	7,484	9,607	14,790	17,570
Amortization of lease-related costs - discontinued operations	—	653	—	1,363
Impairment charges on real estate	939	26,387	2,196	30,385
Impairment charges on real estate - discontinued operations	81	1,869	81	3,147
Gain on foreclosed real estate held for sale	—	(161)	—	(161)
Gain on sales of real estate, net	(2,041)	—	(2,041)	—
Gain on sales of real estate, net - discontinued operations	(89)	(3,050)	(3,006)	(31,073)
Gain on sales of real estate securities	(662)	(167)	(4,410)	(167)
FFO	8,537	5,984	16,536	14,870
Straight-line rent and amortization of above- and below-market leases	(3,330)	(4,879)	(5,998)	(9,859)
Gain from extinguishment of debt	(3,297)	—	(5,112)	—
Impairment charges on real estate loans receivable	1,973	—	1,973	—
Amortization of discounts and closing costs on real estate loans receivable	(256)	(257)	(504)	(506)
Amortization of discounts and premiums on GKK notes payable, net	1,498	576	2,137	2,991
MFFO	$5,125	$1,424	$9,032	$7,496
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
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2014, the fair value and book value of our fixed rate real estate loans receivable were $24.9 million and $28.5 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2014, the fair value of our fixed rate debt was $541.9 million and the carrying value of our fixed rate debt was $537.1 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on our $221.2 million of variable rate debt outstanding. Based on interest rates as of June 30, 2014, if interest rates are 100 basis points higher during the 12 months ending June 30, 2015, interest expense on our variable rate debt outstanding would increase by approximately $2.2 million. As of June 30, 2014, one-month LIBOR was 0.1552% and if this index was reduced to 0% during the 12 months ending June 30, 2015, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of June 30, 2014 was 10.1%. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2014 were 6.4% and 2.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2014, using interest rate indices as of June 30, 2014, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2014, both filed with the SEC on March 7, 2014.
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
The only redemptions we made under our share redemption program during the six months ended June 30, 2014 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the plan were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the six months ended June 30, 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with proceeds from the sale of properties in 2014 and 2013.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2014, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	156,005	$4.45	(2)	(3)
February 2014	83,817	$4.45	(2)	(3)
March 2014	126,050	$4.45	(2)	(3)
April 2014	79,866	$4.45	(2)	(3)
May 2014	122,753	$4.45	(2)	(3)
June 2014	139,889	$4.45	(2)	(3)
Total	708,380
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the six months ended June 30, 2014, we redeemed $3.2 million of shares of common stock. The only redemptions we made under our share redemption program during the six months ended June 30, 2014 were those that qualified as, and met the requirements for, special redemptions under our share redemption program, i.e., all redemptions under the program were made in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence.” For the six months ended June 30, 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2014. Based on this redemption limitation and those described above and redemptions through June 30, 2014, we may redeem up to $6.8 million of shares that meet the requirements for these special redemptions for the remainder of 2014.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	August 6, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 6, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)