Form 10-Q
period 2014-09-30
KBS Real Estate Investment Trust, Inc.
filed 2014-11-13
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2014, there were 188,143,932 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate held for investment:
Land	$283,951	$293,212
Buildings and improvements	914,934	946,586
Tenant origination and absorption costs	94,643	107,498
Total real estate held for investment, at cost and net of impairment charges	1,293,528	1,347,296
Less accumulated depreciation and amortization	(184,551)	(167,796)
Total real estate held for investment, net	1,108,977	1,179,500
Real estate held for sale, net	19,549	99,299
Foreclosed real estate held for sale	19,390	19,064
Total real estate, net	1,147,916	1,297,863
Real estate loans receivable, net	28,727	29,768
Real estate securities	—	7,973
Total real estate and real estate-related investments, net	1,176,643	1,335,604
Cash and cash equivalents	89,975	211,391
Restricted cash	76,032	101,069
Rents and other receivables, net	41,462	37,301
Above-market leases, net	23,626	26,916
Assets related to real estate held for sale	1,110	5,820
Deferred financing costs, prepaid expenses and other assets, net	31,328	26,796
Total assets	$1,440,176	$1,744,897
Liabilities and equity
Notes payable:
Notes payable	$691,112	$908,982
Notes payable related to real estate held for sale	5,700	53,300
Total notes payable	696,812	962,282
Accounts payable and accrued liabilities	29,176	34,288
Distributions payable	4,712	—
Below-market leases, net	43,714	53,858
Liabilities related to real estate held for sale	1,992	2,884
Other liabilities	34,640	35,692
Total liabilities	811,046	1,089,004
Commitments and contingencies (Note 14)
Redeemable common stock	4,918	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 188,474,659 and 189,616,701 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,885	1,896
Additional paid-in capital	1,670,367	1,670,356
Cumulative distributions and net losses	(1,048,040)	(1,030,911)
Accumulated other comprehensive income	—	4,552
Total stockholders’ equity	624,212	645,893
Total liabilities and stockholders’ equity	$1,440,176	$1,744,897
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$37,793	$40,278	$115,447	$119,936
Tenant reimbursements	13,417	12,116	40,547	38,372
Interest income from real estate loans receivable	728	824	2,343	2,445
Parking revenues and other operating income	892	843	2,851	3,131
Total revenues	52,830	54,061	161,188	163,884
Expenses:
Operating, maintenance, and management	20,252	20,385	63,082	62,839
Real estate taxes, property-related taxes, and insurance	6,486	7,021	20,684	21,840
Asset management fees to affiliate	2,473	2,550	7,503	7,560
General and administrative expenses	3,582	4,094	10,910	12,609
Depreciation and amortization	19,274	19,049	55,158	57,582
Interest expense	9,994	15,863	36,575	46,205
Impairment charge on real estate held for investment	7,732	1,840	9,928	32,225
Provision for loan losses	—	—	1,973	—
Total expenses	69,793	70,802	205,813	240,860
Other income
Gain on sales of real estate securities (includes $4.5 million, $2.7 million and $2.8 million of unrealized gains reclassified from accumulated other comprehensive income during the nine months ended September 30, 2014 and three and nine months ended September 30, 2013, respectively)	—	2,626	4,410	2,793
Gain on sales of real estate, net	—	—	2,041	—
Gain on sales of foreclosed real estate held for sale	—	—	—	161
Gain from extinguishment of debt	16,216	—	21,328	—
Other interest income	117	126	414	494
Other income	28	—	393	—
Total other income	16,361	2,752	28,586	3,448
Loss from continuing operations	(602)	(13,989)	(16,039)	(73,528)
Discontinued operations:
Gain on sales of real estate, net	—	858	3,006	31,931
Income (loss) from discontinued operations	529	(365)	873	1,616
Impairment charges on discontinued operations	(176)	(1,419)	(257)	(4,566)
Total income (loss) from discontinued operations	353	(926)	3,622	28,981
Net loss	$(249)	$(14,915)	$(12,417)	$(44,547)
Basic and diluted income (loss) per common share:
Continuing operations	$—	$(0.08)	$(0.09)	$(0.38)
Discontinued operations	—	—	0.02	0.15
Net loss per common share	$—	$(0.08)	$(0.07)	$(0.23)
Weighted-average number of common shares outstanding, basic and diluted	188,758,927	190,306,682	189,128,629	190,637,814
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(249)	$(14,915)	$(12,417)	$(44,547)
Other comprehensive (loss) income
Unrealized change in market value of real estate securities	—	(550)	(100)	9,008
Reclassification of realized gain on real estate securities	—	(2,663)	(4,452)	(2,832)
Unrealized gains on derivative instruments	—	—	—	114
Total other comprehensive (loss) income	—	(3,213)	(4,552)	6,290
Total comprehensive loss	$(249)	$(18,128)	(16,969)	(38,257)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Nine Months Ended September 30, 2014 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net loss	—	—	—	(46,495)	—	(46,495)
Other comprehensive income	—	—	—	—	3,372	3,372
Redemptions of common stock	(1,444,315)	(15)	(7,369)	—	—	(7,384)
Distributions declared	—	—	—	(75,015)	—	(75,015)
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(12,417)	—	(12,417)
Other comprehensive loss	—	—	—	—	(4,552)	(4,552)
Redemptions of common stock	(1,142,042)	(11)	(5,071)	—	—	(5,082)
Transfers from redeemable common stock	—	—	5,082	—	—	5,082
Distribution declared	—	—	—	(4,712)	—	(4,712)
Balance, September 30, 2014	188,474,659	$1,885	$1,670,367	$(1,048,040)	$—	$624,212
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(12,417)	$(44,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	55,158	57,582
Discontinued operations	—	5,744
Impairment charge on real estate - continuing operations	9,928	32,225
Impairment charges on real estate - discontinued operations	257	4,566
Noncash interest income on real estate-related investments	(737)	(763)
Change in provision for loan losses	1,973	—
Deferred rent	(2,488)	(3,660)
Bad debt expense	1,519	1,271
Amortization of deferred financing costs	1,070	709
Deferred interest payable	637	—
Amortization of above- and below-market leases, net	(7,088)	(9,160)
Gain on sales of foreclosed real estate held for sale	—	(161)
Gain on sales of real estate, net	(5,047)	(31,931)
Gain on sales of real estate securities	(4,410)	(2,793)
Gain on extinguishment of debt	(21,328)	—
Amortization of discount and premium on notes payable, net	2,763	3,563
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	10,332	(382)
Rents and other receivables	(6,177)	5,137
Prepaid expenses and other assets	(6,358)	(3,459)
Accounts payable and accrued liabilities	(886)	2,657
Due to affiliates	—	(104)
Other liabilities	345	(3,599)
Net cash provided by operating activities	17,046	12,895
Cash Flows from Investing Activities:
Improvements to real estate	(17,806)	(15,761)
Proceeds from sales of real estate, net	86,953	92,451
Proceeds from sales of foreclosed real estate held for sale	—	4,937
Principal repayments on real estate loans receivable	84	34
Proceeds from sale of real estate securities	7,831	6,119
Net change in restricted cash for capital expenditures	2,132	3,320
Net cash provided by investing activities	79,194	91,100
Cash Flows from Financing Activities:
Proceeds from notes payable	42,500	475
Principal payments on notes payable	(254,045)	(143,860)
Net change in restricted cash for debt service obligations	702	4,694
Payments of deferred financing costs	(1,731)	—
Payments to redeem common stock	(5,082)	(5,118)
Net cash used in financing activities	(217,656)	(143,809)
Net decrease in cash and cash equivalents	(121,416)	(39,814)
Cash and cash equivalents, beginning of period	211,391	254,578
Cash and cash equivalents, end of period	$89,975	$214,764
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of September 30, 2014, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 409 real estate properties (of which eight properties were held for sale), including the GKK Properties (defined below). In addition, as of September 30, 2014, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by the Company and held for sale.
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
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2015. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of September 30, 2014, the Company had redeemed 10,960,921 of the shares sold in the Offering for $82.6 million.
Asset Management Services Agreement Related to the GKK Properties
On March 30, 2012, the Company, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an Asset Management Services Agreement (the “Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties. Pursuant to the Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (the “Services”). The Property Manager is not affiliated with the Company or KBS Acquisition Sub.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. The Company early adopted ASU No. 2014-08 (defined below) for the reporting period beginning January 1, 2014. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all applicable periods presented to reflect properties sold or held for sale during the period ended September 30, 2014. Properties that were classified as held for sale in financial statements prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Properties that were disposed of or classified as held for sale in the ordinary course of business during the nine months ended September 30, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2014 and 2013, respectively.
Distributions declared per share of common stock were $0.025 and $0.025 for the three and nine months ended September 30, 2014, respectively. On September 30, 2014, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014. No distributions were declared during the three and nine months ended September 30, 2013.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2014, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 10.2 million rentable square feet and was 83% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.6 million rentable square feet related to the GKK Properties held for investment, which were 80% occupied as of September 30, 2014.
The following table summarizes the Company’s investments in real estate as of September 30, 2014 and December 31, 2013 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of September 30, 2014:
Office	$71,491	$416,172	$1,833	$489,496
Industrial	16,788	80,497	3,137	100,422
GKK Properties	195,672	418,265	89,673	703,610
Real estate held for investment, at cost and net of impairment charges (1)	283,951	914,934	94,643	1,293,528
Accumulated depreciation/amortization	—	(144,885)	(39,666)	(184,551)
Real estate held for investment, net	$283,951	$770,049	$54,977	$1,108,977
As of December 31, 2013:
Office	$73,480	$418,921	$5,515	$497,916
Industrial	16,788	82,816	5,220	104,824
GKK Properties	202,944	444,849	96,763	744,556
Real estate held for investment, at cost and net of impairment charges	293,212	946,586	107,498	1,347,296
Accumulated depreciation/amortization	—	(128,926)	(38,870)	(167,796)
Real estate held for investment, net	$293,212	$817,660	$68,628	$1,179,500
_____________________
(1) See “—Impairment of Real Estate.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2014, the Company’s leases, including the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 12.4 years with a weighted-average remaining term of 5.2 years. As of September 30, 2014, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 12.4 years with a weighted-average remaining term of 5.6 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of September 30, 2014, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during 2015 and 2016. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.9 million and $3.2 million as of September 30, 2014 and December 31, 2013, respectively.
During the nine months ended September 30, 2014 and 2013, the Company recognized deferred rent from tenants of $2.5 million and $3.4 million, respectively. These excess amounts for the nine months ended September 30, 2014 and 2013 were net of $1.0 million and $0.9 million of lease incentive amortization, respectively. As of September 30, 2014 and December 31, 2013, the cumulative deferred rent balance was $30.3 million and $27.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.1 million and $6.0 million of unamortized lease incentives as of September 30, 2014 and December 31, 2013, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of September 30, 2014 for the years ending December 31 is as follows (in thousands):

October 1, 2014 through December 31, 2014	$31,463
2015	126,397
2016	123,300
2017	113,135
2018	99,519
Thereafter	301,017
$794,831
As of September 30, 2014, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	67	$61,925	46.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

As of September 30, 2014, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of September 30, 2014, the Company had a bad debt expense reserve of $2.8 million. The Company’s bad debt expense reserve included $2.6 million related to the GKK Properties. During the nine months ended September 30, 2014 and 2013, the Company recorded bad debt expense related to its tenant receivables of $1.4 million and $0.8 million, respectively.
As of September 30, 2014, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,093,593	30.4%	$27,465	20.7%	$8.88	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of September 30, 2014, lease expiration dates ranged from 2015 through 2026 with a weighted-average remaining term of 5.6 years. Additionally, as of September 30, 2014, certain of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates from 2015 through 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$21,209	$21,530	$65,522	$67,454
Income before income taxes	431	4,845	2,545	12,327
Net income (loss)	(232)	2,497	1,783	7,992

	As of
	September 30, 2014	December 31, 2013
Consolidated Balance Sheets (in millions)
Total assets	$2,123,613	$2,102,273
Total liabilities	1,884,932	1,869,588
Total stockholders’ equity	238,681	232,685

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Geographic Concentration Risk
As of September 30, 2014, the Company’s net investments in real estate in North Carolina represented 11.6% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the three and nine months ended September 30, 2014, the Company recorded impairment charges of $7.7 million with respect to three properties (including one GKK Property) and $9.9 million with respect to five properties (including one GKK Property), respectively. Included in the Company’s impairment charges during the three and nine months ended September 30, 2014 was a $7.2 million impairment charge to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value due to a change in cash flow projections. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a continued lag in demand in the Washington D.C. office rental market, resulting in ongoing leasing challenges and lower projected revenue growth.  The Company also revised its cash flow projections to account for higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants.
During the three and nine months ended September 30, 2013, the Company recorded impairment charges of $1.8 million with respect to one GKK Property and $32.2 million with respect to seven properties (including two GKK Properties), respectively.  Included in the Company’s impairment charges during the nine months ended September 30, 2013 was a $19.5 million impairment charge to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza to its estimated fair value. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. The Company also revised its projections to address various deferred maintenance issues and other building system upgrades and replacements. Also, included in the Company’s impairment charges during the nine months ended September 30, 2013 was a $6.6 million impairment charge, to reduce the carrying value of the Company’s investment in Bridgeway Technology Center, an office-flex property located in Newark, California, to its estimated fair value. The impairment was due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment. See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale prior to the Company’s early adoption of ASU No. 2014-08.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2014 and December 31, 2013, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Cost, net of impairments	$94,643	$107,498	$34,362	$36,586	$(77,477)	$(83,869)
Accumulated amortization	(39,667)	(38,870)	(10,736)	(9,670)	33,763	30,011
Net Amount	$54,976	$68,628	$23,626	$26,916	$(43,714)	$(53,858)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(4,983)	$(4,685)	$(922)	$(1,080)	$3,662	$3,220

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Amortization	$(12,809)	$(14,426)	$(2,931)	$(3,376)	$9,777	$9,895

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2014 and December 31, 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2014 (1)	Book Value as of September 30, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,261	$5,282	$5,025	5.4%	5.2%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	6,849	6,849	6,878	8.0%	8.1%	09/01/2015
San Diego Office Portfolio B-Note San Diego, California (6)	10/26/2007	Office	B-Note	20,000	17,256	16,710	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,899	3,334	3,245	6.1%	12.4%	07/11/2017
				$36,009	$32,721	$31,858
Reserve for Loan Losses (7)				—	(3,994)	(2,090)
				$36,009	$28,727	$29,768
_____________________
(1) Outstanding principal balance as of September 30, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment during 2014. The contractual interest rates and annualized effective interest rates presented are as of September 30, 2014.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of September 30, 2014. See “—Reserve for Loan Losses.”
(5) On August 29, 2014, the Company and the borrower under the Lawrence Village Plaza Loan Origination entered into a loan modification under which the maturity date was extended to September 1, 2015.
(6) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the nine months ended September 30, 2014, the Company recognized $1.4 million of interest income related to its investment in this loan.
(7) See “—Reserve for Loan Losses.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

As of September 30, 2014 and December 31, 2013, interest receivable from real estate loans receivable was $0.1 million and $0.5 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2014 (in thousands):

Real estate loans receivable, net - December 31, 2013	$29,768
Deferred interest	279
Principal repayments received on real estate loan receivable	(84)
Accretion of discounts on purchased real estate loans receivable	761
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(24)
Change in loan loss reserve	(1,973)
Real estate loans receivable, net - September 30, 2014	$28,727
For the three and nine months ended September 30, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest income	$495	$600	$1,606	$1,780
Interest accretion	239	215	761	620
Amortization of origination fees and costs and acquisition costs, net	(6)	9	(24)	45
Interest income from real estate loans receivable	$728	$824	$2,343	$2,445
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. During the nine months ended September 30, 2014 and 2013, the Company recognized $0.2 million and $0.3 million, respectively, of interest income related to the Sandmar Mezzanine Loan, which has an asset-specific reserve.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the nine months ended September 30, 2014 were as follows (in thousands):

Reserve for loan losses, December 31, 2013	$2,090
Provision for loan losses	1,973
Reduction to reserve for loan losses	(69)
Reserve for loan losses, September 30, 2014	$3,994
As of September 30, 2014, the total reserve for loan losses consisted of $4.0 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.3 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The Company recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company did not record provision for loan loss reserves and reduced its reserves. As of September 30, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent and the Company will recognize income on this loan on a cost-recovery basis.

6.	REAL ESTATE SECURITIES
During the nine months ended September 30, 2014, the Company sold 1,386,602 shares of common stock of Gramercy for an aggregate sales price of $7.9 million. As a result, during the nine months ended September 30, 2014, the Company realized a gain on sale of its shares of common stock of Gramercy of $4.4 million. The following summarizes the activity related to real estate securities for the nine months ended September 30, 2014 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2013	$3,421	$4,552	$7,973
Unrealized change in market value of real estate securities	—	(100)	(100)
Sale of real estate securities	(3,421)	(4,452)	(7,873)
Real estate securities - September 30, 2014	$—	$—	$—

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.” Properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. The operations and the aggregate net gains recognized upon the dispositions of properties that were classified as held for sale or to be disposed of prior to the reporting period beginning January 1, 2014 are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2013, the Company disposed of 112 properties (of which 111 were GKK Properties). During the nine months ended September 30, 2014, the Company disposed of ten properties (of which five were GKK Properties), transferred a portfolio of five properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio (defined below), terminated its leasehold interest in one property, transfered two GKK Properties to the lenders in connection with foreclosure proceedings (see Note 9, “Notes Payable — Loan Maturities and Defaults,” for information regarding foreclosure proceedings) and classified eight properties (of which seven were GKK Properties) with an aggregate net book value of $19.5 million as held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following summary presents the major components of real estate held for sale and liabilities related to real estate held for sale as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$22,042	$113,542
Accumulated depreciation and amortization	(2,493)	(14,243)
Real estate held for sale, net	19,549	99,299
Other assets	1,110	5,820
Total assets related to real estate held for sale	$20,659	$105,119
Liabilities related to real estate held for sale
Notes payable	5,700	53,300
Other liabilities	1,992	2,884
Total liabilities related to real estate held for sale	$7,692	$56,184
During the nine months ended September 30, 2014, the Company classified one historical real estate property as held for sale. In addition, the Company sold four historical real estate properties and one GKK Property, disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. In accordance with the Company’s early adoption of ASU No. 2014-08, the operations of these properties are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental income	$1,072	$3,667	$7,335	$10,949
Tenant reimbursements and other operating income	262	701	1,747	2,206
Total Revenues	1,334	4,368	9,082	13,155
Expenses
Operating, maintenance, and management	390	1,330	2,393	4,243
Real estate taxes and insurance	206	637	1,604	1,954
Asset management fees to affiliate	34	132	292	390
General and administrative expenses	19	3	42	12
Depreciation and amortization	112	1,194	2,204	3,367
Interest expense	649	1,926	4,445	5,423
Impairment of real estate	—	—	2,196	873
Total expenses	1,410	5,222	13,176	16,262

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Discontinued Operations
The following table summarizes operating income (loss) from discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues and other income	$532	$4,463	$1,528	$22,639
Total expenses	3	4,828	655	21,023
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	529	(365)	873	1,616
Gain on sales of real estate, net	—	858	3,006	31,931
Impairment charge	(176)	(1,419)	(257)	(4,566)
Income (loss) from discontinued operations	$353	$(926)	$3,622	$28,981

8.	FORECLOSED REAL ESTATE HELD FOR SALE
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
As of September 30, 2014, the Company’s investment in the Tribeca Building consisted of three condominium units with a carrying value of $19.4 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. As of September 30, 2014, the remaining three condominium units in the Tribeca Building were all under contract to sell. The Company did not sell any condominium units of the Tribeca Building during the nine months ended September 30, 2014 and recorded expenses of $1.1 million related to foreclosed real estate held for sale. During the nine months ended September 30, 2013, the Company sold two retail spaces in the Tribeca Building and recognized a gain on sale of $0.2 million and recorded expenses of $1.2 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

9.	NOTES PAYABLE
As of September 30, 2014 and December 31, 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of September 30, 2014	Book Value as of December 31, 2013	Contractual Interest Rates as of September 30, 2014 (1)	Weighted-Average Interest Rates as of September 30, 2014 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$62,200	$165,399	5.9%	5.9%	2.0
GKK Properties mortgage loans	420,502	600,694	5.1% - 6.8%	5.8%	3.9
	482,702	766,093
Variable Rate
Mortgage loans	181,249	210,400	One-month LIBOR + 1.80%	2.0%	1.3
GKK Properties mortgage loans	40,000	—	One-month LIBOR + 3.00%	3.2%	2.7
	221,249	210,400
Total notes payable principal outstanding	703,951	976,493
Discount on notes payable, net (3)	(7,139)	(14,211)
Total notes payable, net	$696,812	$962,282
_____________________
(1) Contractual interest rates as of September 30, 2014 represent the range of interest rates in effect under these loans as of September 30, 2014. Weighted-average interest rates as of September 30, 2014 are calculated as the actual interest rates in effect under these loans as of September 30, 2014 (consisting of the contractual interest rates), using interest rate indices as of September 30, 2014, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of September 30, 2014; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the loans were assumed. The discount and premium are amortized over the remaining life of the respective loan.
As of September 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $2.4 million and $1.9 million, respectively, net of amortization. During the three and nine months ended September 30, 2014, the Company incurred interest expense, net of discontinued operations, of $10.0 million and $36.6 million, respectively. During the three and nine months ended September 30, 2013, the Company incurred interest expense, net of discontinued operations, of $15.9 million and $46.2 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.4 million and $1.1 million for the three and nine months ended September 30, 2014 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively and (ii) the amortization of discount and premium on notes payable, which increased interest expense by $0.6 million and $2.8 million for the three and nine months ended September 30, 2014 and $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, $3.8 million and $7.9 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2014 (in thousands):

October 1, 2014 through December 31, 2014	$4,159
2015	50,654
2016	321,758
2017	159,175
2018	8,651
Thereafter	159,554
$703,951

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following summarizes the activity related to notes payable for the nine months ended September 30, 2014 (in thousands):

Total notes payable, net - December 31, 2013	$962,282
Proceeds from notes payable	42,500
Deferred interest payable	637
Extinguishment of debt - discounted payoff agreement	(26,825)
Extinguishment of debt - foreclosure or deed-in-lieu of foreclosure	(54,037)
Principal repayments	(230,508)
Amortization of discount and premium on notes payable, net	2,763
Total notes payable, net - September 30, 2014	$696,812
Significant Transactions
Citizens Bank Portfolio Mortgage Loan
On May 29, 2014, the Company, through an indirect wholly owned subsidiary, entered into a three-year mortgage loan with an unaffiliated lender, for borrowings of $40.0 million (the “Committed Amount”) secured by 52 Citizens Bank branch properties (the “Citizens Bank Portfolio Mortgage Loan”). The Citizens Bank Portfolio Mortgage Loan matures on June 1, 2017, with a one-year extension option, subject to certain terms and conditions contained in the loan documents. The Citizens Bank Portfolio Mortgage Loan bears interest at a floating rate of 300 basis points over one-month LIBOR. Monthly payments are interest-only. The Committed Amount must be reduced to $35.0 million as of May 29, 2015 and $30.0 million as of May 29, 2016. In addition, the Committed Amount must not be greater than $25.0 million as of May 29, 2017 for the Company to be permitted to exercise its extension option.
The Company used proceeds from the Citizens Bank Portfolio Mortgage Loan closing and cash on hand to repay the $63.1 million outstanding principal balance due under the previous loan secured by 52 Citizens Bank branch properties (the “CRE Mortgage Loan”). The CRE Mortgage Loan bore interest at 8.24% and was scheduled to mature July 1, 2036.
The Company, the borrower under the Citizens Bank Portfolio Mortgage Loan and two of the Company’s wholly owned subsidiaries, jointly and severally, are providing a guaranty of 100% of the principal outstanding and any and all other sums outstanding under or relating to the Citizens Bank Portfolio Mortgage Loan on the date the loan becomes due and payable in full.
BBD2 Loan
On April 16, 2014, the Company entered into an amendment (the “Fourth Amendment”) with respect to a mortgage loan the Company assumed pursuant to the Settlement Agreement (the “BBD2 Loan”). Pursuant to the terms of the Fourth Amendment, the Company paid to the lender under the BBD2 Loan (the “BBD2 Lender”) the amount of $52.0 million, $7.0 million of which was drawn from a reserve fund. The $52.0 million payment was applied to the outstanding balance of the BBD2 Loan free of defeasance, prepayment or any other fees, costs, expenses, restrictions or obligations of any type. Among other modifications, the Company and the BBD2 Lender also agreed upon a revised method of calculating operating income and the removal of the limitation on the number of times an event causing the imposition of a “cash trap” event could be cured by the Company under the BBD2 Loan Agreement, as disclosed in the Fourth Amendment. As of September 30, 2014, the outstanding principal balance for BBD2 Loan was $138.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Loan Maturities and Defaults
During the nine months ended September 30, 2014, the Company: entered into a discounted payoff agreement with respect to a loan secured by one of the Company’s historical real estate investments with an outstanding principal balance of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”); entered into a deed-in-lieu of foreclosure and transferred GKK Properties that secured a mortgage loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan; transferred a GKK Property that secured a mortgage loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Mortgage Loan”) to the lender in connection with a foreclosure; and transferred a GKK Property that secured a mortgage loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $14.6 million (the “Jenkins Court Mortgage Loan”) to the lender in connection with a foreclosure. During the three and nine months ended September 30, 2014, the Company recorded gain from extinguishment of debt of $16.2 million and $21.3 million, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender commenced foreclosure proceedings and sought a judgment against the Company in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property securing the 801 Market Street Mortgage Loan (“801 Market Street”) during the foreclosure proceedings. Upon the appointment of a receiver, the Company was precluded from any participation in the management of, or access to income or any financial information with respect to, 801 Market Street. The foreclosure sale of 801 Market Street took place on July 1, 2014 and title to the property transferred to the purchaser as of August 9, 2014, at which point the Company derecognized the property. In connection with the transfer of title to 801 Market Street to the purchaser, the lender released the Company from all debt and other obligations due under the 801 Market Street Mortgage Loan, with the exception of certain obligations of the Company described in the transaction documents which survive the transfer of title to 801 Market Street to the purchaser.
During the nine months ended September 30, 2014, the Company recorded revenues and expenses of $4.1 million and $5.0 million, respectively, related to 801 Market Street. During the nine months ended September 30, 2013, the Company recorded revenues and expenses of $6.5 million and $6.8 million, respectively, related to 801 Market Street. The Company was not involved in the management of, and was unable to obtain any financial information related to, 801 Market Street between the time the receiver was appointed and the time title to the property transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of 801 Market Street prior to the appointment of the receiver.
As a result of the foreclosure sale, the Company recorded a gain on extinguishment of debt of $12.6 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $43.8 million and the carrying value of 801 Market Street and the other assets which secured the loan of approximately $31.2 million, upon transfer of the assets securing the loan. Included in this gain on extinguishment of debt is a gain on the settlement of debt of $11.0 million, which represents the difference between the carrying value of the liabilities and the estimated fair value of the assets transferred, and a gain on the transfer of real estate of $1.6 million, which represents the difference between the estimated fair value and the carrying value of 801 Market Street and other assets securing the 801 Market Street Mortgage Loan as of the date of transfer.
Jenkins Court Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and sought a judgment against the Company in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property securing the loan (“Jenkins Court”) during the foreclosure proceedings. Upon the appointment of a receiver, the Company was precluded from any participation in the management of, or access to income or any financial information with respect to, Jenkins Court. The foreclosure sale of Jenkins Court took place on June 3, 2014 and title to Jenkins Court transferred to the purchaser as of July 24, 2014, at which point, the Company derecognized Jenkins Court. In connection with the transfer of title to the purchaser, the lender released the Company from all debt and other obligations related to the Jenkins Court Mortgage Loan, with the exception of certain obligations of the Company described in the transaction documents which survive the transfer of title to Jenkins Court to the purchaser.
During the nine months ended September 30, 2014, the Company recorded revenues and expenses of $1.3 million and $2.6 million, respectively, related to Jenkins Court. During the nine months ended September 30, 2013, the Company recorded revenues and expenses of $1.8 million and $2.9 million, respectively, related to Jenkins Court. The Company was not involved in the management of, and was unable to obtain any financial information related to, Jenkins Court between the time the receiver was appointed and the time title to Jenkins Court transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of Jenkins Court prior to the appointment of the receiver.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

As a result of the foreclosure sale, the Company recorded a gain on extinguishment of debt of $3.6 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $12.2 million and the carrying value of Jenkins Court and the other assets which secured the loan of approximately $8.6 million, upon transfer of the assets securing the loan. Included in this gain on extinguishment of debt is a gain on the settlement of debt of $0.8 million, which represents the difference between the carrying value of the liabilities and the estimated fair value of the assets transferred, and a gain on the transfer of real estate of $2.8 million, which represents the difference between the estimated fair value and the carrying value of the real estate property and other assets securing the Jenkins Court Mortgage Loan as of the date of transfer.
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of September 30, 2014, the Company was in compliance with these debt covenants.

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
September 30, 2014
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of September 30, 2014 and December 31, 2013, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$36,009	$28,727	$25,290	$35,814	$29,768	$25,754
Financial liabilities:
Notes payable	$703,951	$696,812	$725,849	$976,493	$962,282	$965,463
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Assets Recorded at Fair Value
As of September 30, 2014, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate - continuing operations	$139,260	$—	$—	$139,260
Impaired real estate - discontinued operations	$653	$—	$—	$653
As of September 30, 2014, three of the Company’s real estate properties held for investment were measured at estimated fair value as these properties were impaired and the carrying values of the properties were adjusted to estimated fair values. The Company estimated the fair value for two of its impaired real estate properties held for investment by performing a 10-year discounted cash flow analysis. The range of the terminal capitalization rates used to estimate the fair values for these two properties was 6.25% to 8.00%. The Company estimated the fair value for the other impaired real estate property held for investment by performing a direct capitalization analysis. The estimated terminal capitalization rate used to estimate the fair value for this property was 8.25%.
As of September 30, 2014, two of the Company’s real estate properties held for sale were measured at estimated fair value as these properties were impaired and the carrying values of the properties were adjusted to estimated fair value. The Company estimated the fair value for one impaired real estate property held for sale based on an actual sales price, less costs to sell. The Company estimated the fair value for the other impaired real estate property held for sale by performing a direct capitalization analysis. The estimated terminal capitalization rate used to estimate the fair value of this property was 10.25%.

11.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitled the Advisor and Dealer Manager to reimbursement of organization and offering costs that were incurred by the Advisor and the Dealer Manager on behalf of the Company in connection with the Company’s now terminated Offering. In addition, the Advisory Agreement entitles the Advisor to specified fees for the management and disposition of investments, among other services, as well as to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor also serves, and the Dealer Manager also serves or served, as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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
During the nine months ended September 30, 2014 and 2013, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and any related amounts payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees(1)	$2,473	$2,794	$7,520	$8,285	$—	$—
Reimbursement of operating expenses(2)	53	44	156	102	—	—
Disposition fees(3)	—	—	775	2,500	—	—
	$2,526	$2,838	$8,451	$10,887	$—	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.2 million for the three months ended September 30, 2013 and $17,000 and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $53,000 and $44,000 for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain (loss) on sales of real estate in the accompanying consolidated statements of operations. Also see Note 8, “Foreclosed Real Estate Held for Sale” with respect to disposition fees on foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$37,015	$43,421
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans extinguished in connection with foreclosures and deed in lieu of foreclosure	$54,028	$209,057
Increase in distributions payable	$4,712	$—
Increase in capital expenses payable	$3,759	$215
Increase in lease commissions payable	$1,219	$—

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations as of September 30, 2014. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities and preferred membership interest investments. The GKK Properties segment consists of primarily office properties, bank branch properties, operations centers and other properties located in 30 states but excludes GKK Properties that were classified as discontinued operations as of September 30, 2014. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and nine months ended September 30, 2014 and 2013, and total assets and total liabilities for each reportable segment as of September 30, 2014 and December 31, 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Real estate segment (1)	$17,343	$18,902	$54,496	$57,009
Real estate-related segment	728	824	2,343	2,445
GKK Properties segment	34,759	34,335	104,349	104,430
Total revenues	$52,830	$54,061	$161,188	$163,884
Interest expense:
Real estate segment (1)	$2,158	$4,466	$7,445	$13,604
Real estate-related segment	—	—	—	—
GKK Properties segment	7,836	11,397	29,130	32,601
Total interest expense	$9,994	$15,863	$36,575	$46,205
NOI:
Real estate segment (1)	$5,414	$4,657	$18,122	$13,847
Real estate-related segment	674	770	2,050	2,286
GKK Properties segment	7,537	2,815	13,172	9,307
Total NOI	$13,625	$8,242	$33,344	$25,440

	As of September 30,	As of December 31,
	2014	2013
Assets:
Real estate segment	$568,708	$580,472
Real estate-related segment	28,889	38,333
GKK Properties segment	731,637	814,798
Total segment assets	1,329,234	1,433,603
Real estate held for sale	20,659	105,119
Foreclosed real estate held for sale	19,390	19,064
Corporate-level (2)	70,893	187,111
Total assets	$1,440,176	$1,744,897
Liabilities:
Real estate segment	$254,768	$339,512
Real estate-related segment	19	3
GKK Properties segment	542,595	691,964
Total segment liabilities	797,382	1,031,479
Real estate held for sale	7,692	56,184
Corporate-level	5,972	1,341
Total liabilities	$811,046	$1,089,004
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of September 30, 2014. See Note 7, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $70.1 million and $186.7 million as of September 30, 2014 and December 31, 2013, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(249)	$(14,915)	$(12,417)	$(44,547)
Gain on sales of real estate	—	—	(2,041)	—
Gain on sales of real estate securities	—	(2,626)	(4,410)	(2,793)
Gain from extinguishment of debt	(16,216)	—	(21,328)	—
Gain on sale of foreclosed real estate held for sale	—	—	—	(161)
Other income and interest income	(145)	(126)	(807)	(494)
General and administrative expenses	3,582	4,094	10,910	12,609
Depreciation and amortization	19,274	19,049	55,158	57,582
Impairment charge on real estate held for investment	7,732	1,840	9,928	32,225
Provision for loan losses	—	—	1,973	—
Total income (loss) from discontinued operations	(353)	926	(3,622)	(28,981)
NOI (1)	$13,625	$8,242	$33,344	$25,440
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of September 30, 2014. See Note 7, “Real Estate Held for Sale and Discontinued Operations” for more information.

14.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant to leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates between 2017 and 2101 and the building leases have expiration dates between the remainder of 2014 and 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of September 30, 2014 were as follows (in thousands):

October 1, 2014 through December 31, 2014	$4,715
2015	17,151
2016	16,645
2017	12,696
2018	2,580
Thereafter	34,478
$88,265

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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
Distribution Paid
On October 30, 2014, the Company paid distributions of $4.7 million, which related to a distribution declared by the Company’s board of directors in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Our share redemption program provides only for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions in connection with a stockholder’s death, “special redemptions”). The dollar amounts available for such redemptions are determined by our board of directors and may be reviewed and adjusted from time to time. Additionally, redemptions are further subject to limitations described in our share redemption program. We currently do not expect to have funds available for ordinary redemptions in the future.

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
As of September 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 409 real estate properties (of which eight properties were held for sale), including the GKK Properties. In addition, as of September 30, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and were held for sale.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, in November 2012, November 2013 and November 2014, the conflicts committee unanimously determined that liquidation is not now in the best interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it is likely it may reach the same conclusion next year.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
As a direct result of the recent recession, the Federal Reserve has maintained an accommodative monetary policy since the introduction of quantitative easing (“QE”) in October of 2008. Through this program, the Federal Reserve injected trillions of U.S. dollars into the global financial markets through the purchases of U.S. treasury bonds and mortgage backed securities. At present, it is unclear what the final cost or impact of this program will be. In July 2014, the Federal Reserve announced plans to end the purchase of securities by October 2014. The imminent end of this program has shifted investor focus from QE to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The U.S. labor participation rate continues to be less than optimal at 62.7% as of September 2014 and personal income growth remained muted at 0.3% as of August 2014. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record level stock market valuations and rebounding home prices. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate level. In the fourth quarter of 2013, U.S. GDP increased at an annual rate of 3.5%, which was followed by a decrease in U.S. GDP of 2.1% in the first quarter of 2014. In the second quarter of 2014, U.S. GDP grew at an annual rate of 4.6% and the current consensus expectation for overall U.S. GDP growth in 2014 is a modest 2.2%.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. By 2014, the commercial real estate market recovery had spread to secondary and tertiary markets and to most asset classes. The U.S. commercial real estate market has continued to gain favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has recently begun to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes has slowed and stringent mortgage lending standards have reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities terminated on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
From a global standpoint, the U.S. economy is considered to be a bright spot. Recently the International Monetary Fund (“IMF”) lowered its global growth forecast from 3.7% to 3.3%. Lower than expected growth in the European Union (“EU”) and Chinese economies are the primary factors in the forecast change. Geopolitical events in the Ukraine and Middle East and the recent outbreak of the Ebola virus in Africa, and its possible spread to the rest of the world, have all been impediments to global economic growth.
Overall, despite indications of recovery in the United States and the U.K., uncertainties abound. China’s export-based economy has slowed, the EU is wrestling with the specter of deflation and another recession, and in Japan the government continues to experiment with a large-scale QE program of its own. In the United States, the Federal Reserve has stuck to its schedule for ending the QE program and we are monitoring the markets for their reaction to global economic slowing and related uncertainty. In the short-term, we anticipate that market conditions will continue to change and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the capital markets have prepared for the end of QE in October 2014.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly or indirectly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate investments. The relatively high yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $32.7 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investment with an asset-specific loan loss reserve, we have a real estate-related loan investment with a book value of $6.8 million maturing within one year from September 30, 2014. As of September 30, 2014, we had recorded $4.0 million of reserves for loan losses related to one of our real estate-related investments.
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
As of September 30, 2014, we had a total of $482.7 million of fixed rate notes payable and $221.2 million of variable rate notes payable. We have $50.5 million of debt maturing (including principal amortization payments) during the 12 months ending September 30, 2015.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are for the payment of operating expenses, capital expenditures and general and administrative expenses and to pay down debt obligations in order to refinance loans with near term maturities. To date, we have had six primary sources of capital for meeting our cash requirements:

•	Proceeds from our primary offering, which closed in 2008;

•	Debt financings, including mortgage loans, repurchase agreements and credit facilities;

•	Proceeds from common stock issued under our dividend reinvestment plan (which terminated effective April 10, 2012);

•	Cash flow generated by our real estate and real estate-related investments;

•	Proceeds from the sales of real estate, real estate loans receivable and real estate securities; and

•	Principal repayments on our real estate loans receivable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We ceased offering shares of common stock in our primary offering on May 30, 2008. We do not currently plan to acquire or originate additional real estate or real estate-related investments. We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use cash flow generated by our real estate and real estate-related investments and funds available under our credit facilities. However, we have suffered and/or expect to suffer declines in cash flows from these sources.
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt.  Our primary focus in approving this suspension was and is the repayment of certain maturing debt obligations. On September 30, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014. We paid this distribution on October 30, 2014 and this was the only distribution declared during the nine months ended September 30, 2014. We funded this distribution with cash flow from operations.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for special redemptions. Such redemptions are subject to an annual dollar limitation. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2014 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for our share redemption program will be reviewed and adjusted from time to time, if necessary.
Our focus in 2014 is: to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets, primarily the GKK Properties; refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. In addition, to the extent that we have excess operating cash flows, from time to time our board of directors may declare distributions in future periods based on cash flow generated by our real estate and real estate-related investments. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2014, our real estate held for investment was 83% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by loan servicing fees, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of September 30, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the nine months ended September 30, 2014, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the remainder of 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
As of September 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in 409 real estate properties (of which eight properties were held for sale). In addition, as of September 30, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
During the nine months ended September 30, 2014, net cash provided by operating activities was $17.0 million, compared to $12.9 million of net cash used in operating activities during the nine months ended September 30, 2013. Net cash from operations increased in 2014 primarily due to timing of payments for operating expenses and the release of restricted cash held by the lender under a mortgage loan.
Cash Flows from Investing Activities
Net cash provided by investing activities was $79.2 million for the nine months ended September 30, 2014. The significant sources and uses of net cash provided by investing activities were as follows:

•	$87.0 million of cash provided from the sale of real estate;

•	$17.8 million of cash used for improvements to real estate;

•	$7.8 million of cash provided from the sale of real estate securities; and

•	a $2.1 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $217.7 million for the nine months ended September 30, 2014. The significant uses of cash for financing activities were as follows:

•
$213.2 million of net cash used for the repayment of debt as a result of $254.0 million of principal payments on notes payable and payment of $1.7 million of deferred financing costs, partially offset by proceeds from notes payable of $42.5 million;

•	$5.1 million of cash used for redemptions of common stock; and

•	a $0.7 million decrease in restricted cash for debt service obligations.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and during our offering we made certain payments to our dealer manager. We also reimburse our advisor and dealer manager for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of September 30, 2014, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees and reduced the asset management fee calculation for our investment in the Tribeca Building to reflect sales of condominium units and will continue to adjust the asset management fee calculation to reflect future sales. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. As of September 30, 2014, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of September 30, 2014, we had $90.0 million of cash and cash equivalents.
As of September 30, 2014, our borrowings and other liabilities were approximately 47% of both the cost (before depreciation or other noncash reserves) and book value (before depreciation) of our tangible assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$243,449	$—	$243,449	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$460,502	$4,159	$128,963	$167,826	$159,554
Interest payments on outstanding debt obligations related to historical portfolio(2)	$11,854	$1,818	$10,036	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$90,927	$7,785	$46,290	$24,791	$12,061
Operating leases(3)	$88,265	$4,715	$33,796	$15,276	$34,478
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of September 30, 2014.
(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of September 30, 2014. We incurred interest expense of $32.7 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $3.9 million, during the nine months ended September 30, 2014.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Maturities and Defaults
During the nine months ended September 30, 2014, we: entered into a discounted payoff agreement with respect to a loan secured by one of our historical real estate investments with an outstanding principal balance of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”); entered into a deed-in-lieu of foreclosure and transferred the GKK Properties that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan; transferred a GKK Property that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Mortgage Loan”) to the lender in connection with a foreclosure; and transferred a GKK Property that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $14.6 million (the “Jenkins Court Mortgage Loan”) to the lender in connection with a foreclosure.
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
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender commenced foreclosure proceedings and sought a judgment against us in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, we and the lender agreed to the appointment of a receiver to manage the property securing the 801 Market Street Mortgage Loan (“801 Market Street”) during the foreclosure proceedings. Upon the appointment of a receiver, we were precluded from any participation in the management of, or access to income or any financial information with respect to, 801 Market Street. The foreclosure sale of 801 Market Street took place on July 1, 2014 and title to the property transferred to the purchaser as of August 9, 2014, at which point we derecognized the property. In connection with the transfer of title to 801 Market Street to the purchaser, the lender released us from all debt and other obligations due under the 801 Market Street Mortgage Loan, with the exception of certain obligations described in the transaction documents which survive the transfer of title to 801 Market Street to the purchaser.
During the nine months ended September 30, 2014, we recorded revenues and expenses of $4.1 million and $5.0 million, respectively, related to 801 Market Street. During the nine months ended September 30, 2013, we recorded revenues and expenses of $6.5 million and $6.8 million, respectively, related to 801 Market Street. We were not involved in the management of, and were unable to obtain any financial information related to, 801 Market Street between the time the receiver was appointed and the time title to the property transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of 801 Market Street prior to the appointment of the receiver.
As a result of the foreclosure sale, we recorded a gain on extinguishment of debt of $12.6 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $43.8 million and the carrying value of 801 Market Street and the other assets which secured the loan of approximately $31.2 million, upon transfer of the assets securing the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Jenkins Court Mortgage Loan
Beginning in June 2013, we failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and sought a judgment against us in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, we and the lender agreed to the appointment of a receiver to manage the property securing the loan (“Jenkins Court”) during the foreclosure proceedings. Upon the appointment of a receiver, we were precluded from any participation in the management of, or access to income or any financial information with respect to, Jenkins Court. The foreclosure sale of Jenkins Court took place on June 3, 2014 and title to Jenkins Court transferred to the purchaser as of July 24, 2014, at which point, we derecognized Jenkins Court. In connection with the transfer of title to the purchaser, the lender released us from all debt and other obligations related to the Jenkins Court Mortgage Loan, with the exception of certain obligations described in the transaction documents which survive the transfer of title to Jenkins Court to the purchaser.
During the nine months ended September 30, 2014, we recorded revenues and expenses of $1.3 million and $2.6 million, respectively, related to Jenkins Court. During the nine months ended September 30, 2013, we recorded revenues and expenses of $1.8 million and $2.9 million, respectively, related to Jenkins Court. We were not involved in the management of, and were unable to obtain any financial information related to, Jenkins Court between the time the receiver was appointed and the time title to Jenkins Court transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of Jenkins Court prior to the appointment of the receiver.
As a result of the foreclosure sale, we recorded a gain on extinguishment of debt of $3.6 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $12.2 million and the carrying value of Jenkins Court and the other assets which secured the loan of approximately $8.6 million, upon transfer of the assets securing the loan.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of September 30, 2014, the Company was in compliance with these debt covenants.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
As of September 30, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in, 438 real estate properties, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units and parking spaces were owned by us and held for sale. Subsequent to September 30, 2013, we sold two historical office properties, four historical industrial properties and 15 GKK Properties; terminated the lease of one property in which we held a leasehold interest; sold parking spaces from the 10-story condominium building; transferred two GKK Properties to the lenders in connection with foreclosure proceedings; and designated eight properties as held for sale. In addition, we transferred five GKK Properties, which were security under the BOA Windsor Mortgage Portfolio Loan, to the lender in exchange for our release from the debt outstanding and other obligations related to this mortgage loan. As a result, as of September 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold for interest in, 409 real estate properties, including eight properties (of which seven properties were GKK Properties) classified as held for sale. Also, as of September 30, 2014, we owned four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which three condominium units were owned by us and held for sale.
In accordance with our early adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Properties that were classified as held for sale in financial statements issued prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. Accordingly, as of September 30, 2014, we classified one historical real estate property as held for sale and disposed of five real estate properties, two other properties in connection with foreclosure proceedings and a portfolio of five properties in connection with a deed-in-lieu of foreclosure that were not classified as held for sale in the financial statements issued for reporting periods prior to January 1, 2014. In accordance with the early adoption of ASU 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the three and nine months ended September 30, 2014 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity.
Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013
The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2014	2013
Rental income	$37,793	$40,278	$(2,485)	(6)%	$(1,068)	$(1,417)
Tenant reimbursements	13,417	12,116	1,301	11%	1,431	(130)
Interest income from real estate loans receivable	728	824	(96)	(12)%	N/A	N/A
Parking revenues and other operating income	892	843	49	6%	60	(11)
Operating, maintenance and management costs	20,252	20,385	(133)	(1)%	(118)	(15)
Real estate taxes, property-related taxes and insurance	6,486	7,021	(535)	(8)%	(619)	84
Asset management fees to affiliate	2,473	2,550	(77)	(3)%	—	(77)
General and administrative expenses	3,582	4,094	(512)	(13)%	(410)	(102)
Depreciation and amortization expense	19,274	19,049	225	1%	1,182	(957)
Interest expense	9,994	15,863	(5,869)	(37)%	(3,562)	(2,307)
Impairment charge on real estate held for investment	7,732	1,840	5,892	320%	(1,801)	7,693
Gain on sales of real estate securities	—	2,626	(2,626)	(100)%	(2,626)	—
Gain from extinguishment of debt	16,216	—	16,216	100%	16,216	—
Gain on sales of real estate, net (discontinued operations)	—	858	(858)	(100)%	(858)	—
Income (loss) from discontinued operations	529	(365)	894	(245)%	688	206
Impairment charge on discontinued operations	(176)	(1,419)	1,243	(88)%	1,419	(176)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties decreased by $2.5 million primarily due to properties sold or disposed of other than by sale that are included in income from continuing operations as a result of our adoption of ASU 2014-08. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties increased by $1.3 million primarily due to higher recovery of operating expenses related to the GKK Properties. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.
Interest income from real estate loans receivable decreased slightly from $0.8 million for the three months ended September 30, 2013 to $0.7 million for the three months ended September 30, 2014, due to the decrease in interest received from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2014, one of the borrowers under our real estate loans receivable was delinquent.
If any of the borrowers under our real estate loans receivable are unable to repay their loan at maturity or default on their loan, the impact to future interest income and loan recoveries may be significant and will depend on several factors unique to each individual loan. In general, if we have a first priority lien on the collateral securing a loan, we may agree to extend the loan at similar terms, modify the terms of the loan, or foreclose on the collateral. If we foreclose on the collateral, we may either operate the property, resulting in our receipt of any cash flows generated by the property or our payment of any cash shortfalls related to the property, or sell the property for whatever amount we are able to obtain, which may or may not be equal to the loan balance prior to foreclosure. In general, if we own a mezzanine loan or a B-Note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc.). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and indirectly take legal title to the property subject to the existing senior loans or we may negotiate a discounted repayment. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.
Property operating, maintenance and management costs from our real estate properties decreased by $0.1 million primarily due to asset sales which were partically offset by an increase in general repair and maintenance costs. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $7.0 million during the three months ended September 30, 2013 to $6.5 million during the three months ended September 30, 2014 primarily due to assets sold and dipositions other than by sale. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased slightly from $2.6 million for the three months ended September 30, 2014 to $2.5 million for the three months ended September 30, 2014 due to real estate property sales. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased by $0.5 million primarily due to lower legal fees and lower management fees related to the GKK Properties under the Amended Services Agreement (See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties”). General and administrative expenses consist primarily of management fees related to the Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties increased by $0.2 million as a result of an increase of $1.2 million related to the GKK Properties due to the acceleration of amortization of tenant improvement costs and tenant origination and absorption costs in connection with early lease terminations, partially offset by a decrease of $1.0 million related to our historical real estate portfolio due to a decrease in amortization of tenant origination and absorption costs resulting from lease expirations and due to real estate property sales. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $5.9 million, partially due to a decrease of $3.6 million related to debt secured by the GKK Properties, which was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to September 30, 2013. Excluding debt secured by the GKK Properties, interest expense decreased by $2.3 million as a result of lower effective interest rates and an overall decrease in debt outstanding. Included in interest expense is the amortization of deferred financing costs of $0.4 million and $0.2 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the three months ended September 30, 2014, we recorded a non-cash impairment charge of $7.7 million to write-down the carrying values with respect to three properties (including one GKK property) to their estimated fair values. Included in our impairment charge during the three months ended September 30, 2014 was a $7.2 million impairment charge to reduce the carrying value of our investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value due to a change in cash flow projections. We revised our cash flow projections for Tysons Dulles Plaza primarily because of a continued lag in demand in the Washington D.C. office rental market, resulting in ongoing leasing challenges and lower projected revenue growth. We also revised our cash flow projections to account for higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. During the three months ended September 30, 2013, we recognized an impairment charge of $1.8 million on real estate held for investment with respect to one GKK Property.
During the three months ended September 30, 2013, we sold 1,213,102 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $2.6 million. We did not own or sell any shares of common stock of Gramercy during the three months ended September 30, 2014.
During the three months ended September 30, 2014, we recognized a gain on extinguishment of debt of $16.2 million. The gain on extinguishment of debt consisted of (i) a $12.6 million gain related to the 801 Market Street Mortgage Loan foreclosure and (ii) a $3.6 million gain related to the Jenkins Court Mortgage Loan foreclosure. For more information, see “─ Contractual Commitments and Contingencies - Loan Maturities and Defaults” above.
During the three months ended September 30, 2013, we recognized a gain on sales of real estate of $0.9 million related to the dispositions of 15 GKK Properties. We did not sell any properties during the three months ended September 30, 2014.
Income (loss) from discontinued operations for the three months ended September 30, 2014 and 2013 was $0.5 million and $(0.4) million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. As of September 30, 2014, eight properties were classified as held for sale, including seven properties that are included in discontinued operations. Total revenues and other income from discontinued operations decreased from $4.5 million during the three months ended September 30, 2013 to $0.5 million during the three months ended September 30, 2014.  Total expenses from discontinued operations decreased from $4.8 million during the three months ended September 30, 2013 to $3,000 during the three months ended September 30, 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended September 30, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.2 million with respect to two GKK Properties held for sale. During the three months ended September 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $1.4 million with respect to six GKK Properties held for sale or sold during the three months ended September 30, 2013.
Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013
The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties
	2014	2013
Rental income	$115,447	$119,936	$(4,489)	(4)%	$(2,176)	$(2,313)
Tenant reimbursements	40,547	38,372	2,175	6%	2,233	(58)
Interest income from real estate loans receivable	2,343	2,445	(102)	(4)%	N/A	N/A
Parking revenues and other operating income	2,851	3,131	(280)	(9)%	(137)	(143)
Operating, maintenance and management costs	63,082	62,839	243	—%	228	15
Real estate taxes, property-related taxes and insurance	20,684	21,840	(1,156)	(5)%	(703)	(453)
Asset management fees to affiliate	7,503	7,560	(57)	(1)%	—	(57)
General and administrative expenses	10,910	12,609	(1,699)	(13)%	(1,658)	(41)
Depreciation and amortization expense	55,158	57,582	(2,424)	(4)%	(894)	(1,530)
Interest expense	36,575	46,205	(9,630)	(21)%	(3,470)	(6,160)
Provision for loan losses	1,973	—	1,973	100%	N/A	N/A
Impairment charge on real estate held for investment	9,928	32,225	(22,297)	(69)%	(2,928)	(19,369)
Gain on sales of real estate securities	4,410	2,793	1,617	58%	1,617	—
Gain on sales of real estate, net	2,041	—	2,041	100%	476	1,565
Gain from extinguishment of debt	21,328	—	21,328	100%	18,031	3,297
Gain on sales of real estate, net (discontinued operations)	3,006	31,931	(28,925)	(91)%	(28,925)	—
Income from discontinued operations	873	1,616	(743)	(46)%	(591)	(152)
Impairment charge on discontinued operations	(257)	(4,566)	4,309	(94)%	4,309	—
Rental income from our real estate properties decreased by $4.5 million primarily due to properties sold or disposed of other than by sale that are included in income from continuing operations as a result of our adoption of ASU 2014-08 and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties increased by $2.2 million primarily due to higher recovery of operating expenses related to the GKK Properties. Our tenant reimbursements in future periods will vary based on several factors discussed above under “— Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013.”
Interest income from real estate loans receivable decreased slightly from $2.4 million for the nine months ended September 30, 2013 to $2.3 million for the nine months ended September 30, 2014, due to the decrease in interest received from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2014, one of the borrowers under our real estate loans receivable was delinquent.
Please see “— Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating, maintenance and management costs from our real estate properties increased by $0.2 million primarily due to higher utility and snow removal expenses related to the GKK Properties located in the midwestern and northeastern regions of the United States, which experienced an extremely cold winter season during the first quarter 2014, partially offset by a decrease in general repair and maintenance costs and asset sales. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $21.8 million during the nine months ended September 30, 2013 to $20.7 million during the nine months ended September 30, 2014 primarily due to real estate properties sold. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees remained constant at approximately $7.5 million for the nine months ended September 30, 2014 and 2013. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs.
General and administrative expenses decreased by $1.7 million primarily due to lower legal fees, accounting fees and other professional fees related to accounting system implementation costs and lower management fees related to the GKK Properties under the Amended Services Agreement (See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties”). General and administrative expenses consist primarily of management fees related to the Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $2.4 million as a result of a decrease of $0.9 million related to the GKK Properties and a decrease of $1.5 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to real estate property sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations, partially offset by the acceleration of amortization of tenant improvements costs and tenant origination and absorption costs in connection with early lease terminations related to the GKK Properties. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $9.6 million, partially due to a decrease of $3.5 million related to debt secured by the GKK Properties, which was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to September 30, 2013. Excluding debt secured by the GKK Properties, interest expense decreased by $6.1 million as a result of lower effective interest rates and an overall decrease in debt outstanding. Included in interest expense is the amortization of deferred financing costs of $1.1 million and $0.6 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales, dispositions other than by sale and principal paydowns.
We recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company did not record a provision for loan loss reserves.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2014, we recorded a non-cash impairment charge of $9.9 million to write-down the carrying values of five properties (including one GKK Property) to their estimated fair values. Included in our impairment charge during the nine months ended September 30, 2014 was a $7.2 million impairment charge to reduce the carrying value of our investment in Tysons Dulles Plaza to its estimated fair value. Please see “— Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013” for a discussion of the impairment charge on Tysons Dulles Plaza. During the nine months ended September 30, 2013, we recognized an impairment charge of $32.2 million on real estate held for investment with respect to two historical office properties, three historical industrial properties and two GKK Properties to reduce the book values of the properties to their estimated fair values. Included in our impairment charges during the nine months ended September 30, 2013 was a $19.5 million impairment charge to reduce the carrying value of our investment in Tysons Dulles Plaza to its estimated fair value. We revised our cash flow projections for Tysons Dulles Plaza primarily because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, and higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. We also revised our projections to address various deferred maintenance issues and other building system upgrades and replacements. Also, included in our impairment charges during the nine months ended September 30, 2013 was a $6.6 million impairment charge to reduce the carrying value of our investment in Bridgeway Technology Center, an office-flex property located in Newark, California, to its estimated fair value. The impairment was due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment.
During the nine months ended September 30, 2014, we sold 1,386,602 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $4.4 million. During the nine months ended September 30, 2013, we sold 1,294,102 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $2.8 million.
We recognized a gain on sales of real estate of $2.0 million related to the disposition of four historical industrial properties and one GKK Property during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, we recognized a gain on extinguishment of debt of $21.3 million. The gain on extinguishment of debt consisted of (i) a $1.8 million gain related to a deed-in-lieu of foreclosure agreement with respect to the BOA Windsor Mortgage Portfolio Loan, (ii) a $3.3 million gain related to the discounted payoff of the Bridgeway Technology Center Mortgage Loan, (iii) a $12.6 million gain related to the 801 Market Street Mortgage Loan foreclosure and (iv) a $3.6 million gain related to the Jenkins Court Mortgage Loan foreclosure. For more information, see “─ Contractual Commitments and Contingencies - Loan Maturities and Defaults” above.
We recognized a gain on sales of real estate of $3.0 million in discontinued operations related to the disposition of one historical office property and five GKK Properties during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we recognized a gain on sales of real estate of $31.9 million related to the disposition of 101 GKK Properties.
Income from discontinued operations for the nine months ended September 30, 2014 and 2013 was $0.9 million and $1.6 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. As of September 30, 2014, eight properties were classified as held for sale, including seven properties that are included in discontinued operations. Total revenues and other income from discontinued operations decreased from $22.6 million during the nine months ended September 30, 2013 to $1.5 million during the nine months ended September 30, 2014.  Total expenses from discontinued operations decreased from $21.0 million during the nine months ended September 30, 2013 to $0.7 million during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.3 million with respect to two GKK Property held for sale. During the nine months ended September 30, 2013, we recognized an impairment charge on real estate from discontinued operations of $4.6 million with respect to 28 GKK Properties held for sale or sold during the nine months ended September 30, 2013.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(249)	$(14,915)	$(12,417)	$(44,547)
Depreciation of real estate assets	10,057	10,367	31,152	31,330
Depreciation of real estate assets - discontinued operations	—	1,214	—	3,689
Amortization of lease-related costs	9,217	8,682	24,006	26,252
Amortization of lease-related costs - discontinued operations	—	692	—	2,055
Impairment charges on real estate	7,732	1,840	9,928	32,225
Impairment charges on real estate - discontinued operations	176	1,419	257	4,566
Gain on foreclosed real estate held for sale	—	—	—	(161)
Gain on sales of real estate, net	—	—	(2,041)	—
Gain on sales of real estate, net - discontinued operations	—	(858)	(3,006)	(31,931)
Gain on sales of real estate securities	—	(2,626)	(4,410)	(2,793)
FFO	26,933	5,815	43,469	20,685
Straight-line rent and amortization of above- and below-market leases	(3,578)	(2,961)	(9,576)	(12,820)
Gain from extinguishment of debt	(16,216)	—	(21,328)	—
Impairment charges on real estate loans receivable	—	—	1,973	—
Amortization of discounts and closing costs on real estate loans receivable	(233)	(257)	(737)	(763)
Amortization of discounts and premiums on GKK notes payable, net	626	572	2,763	3,563
MFFO	$7,532	$3,169	$16,564	$10,665
FFO and MFFO also may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
On September 30, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014, for an aggregate distribution of $4.7 million. We paid this distribution on October 30, 2014 and this was the only distribution declared during the nine months ended September 30, 2014. We funded this distribution with cash flow from operations. For the nine months ended September 30, 2014, our net loss was $12.4 million. FFO for the nine months ended September 30, 2014 was $43.5 million and cash flow from operating activities was $17.0 million. For information on our liquidity and distribution policies, see “– Liquidity and Capital Resources.”
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
Distribution Paid
On October 30, 2014, we paid distributions of $4.7 million, which related to a distribution declared by our board of directors in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014.

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
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2014, the fair value and book value of our fixed rate real estate loans receivable were $25.3 million and $28.7 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2014, the fair value of our fixed rate debt was $504.4 million and the carrying value of our fixed rate debt was $475.6 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on our $221.2 million of variable rate debt outstanding. Based on interest rates as of September 30, 2014, if interest rates are 100 basis points higher during the 12 months ending September 30, 2015, interest expense on our variable rate debt outstanding would increase by approximately $2.2 million. As of September 30, 2014, one-month LIBOR was 0.1525% and if this index was reduced to 0% during the 12 months ending September 30, 2015, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of September 30, 2014 was 9.6%. The weighted-average annual effective interest rate represents the effective interest rate as of September 30, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2014 were 5.8% and 2.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2014, using interest rate indices as of September 30, 2014, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

c)
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and together redemptions in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in our share redemption program, including:

•
During each calendar year, special redemptions are limited to an annual amount determined by our board of directors. The annual dollar limitation for our share redemption program may be reviewed and adjusted from time to time during the year. On December 18, 2013, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in our share redemption program.

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
If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.
The only redemptions we made under our share redemption program during the nine months ended September 30, 2014 were those that qualified as, and met the requirements for, special redemptions. For the nine months ended September 30, 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of proceeds from cash flow from operations and the sale of properties in 2014 and 2013.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2014, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	156,005	$4.45	(2)	(3)
February 2014	83,817	$4.45	(2)	(3)
March 2014	126,050	$4.45	(2)	(3)
April 2014	79,866	$4.45	(2)	(3)
May 2014	122,753	$4.45	(2)	(3)
June 2014	139,889	$4.45	(2)	(3)
July 2014	145,439	$4.45	(2)	(3)
August 2014	148,491	$4.45	(2)	(3)
September 2014	139,732	$4.45	(2)	(3)
Total	1,142,042
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the nine months ended September 30, 2014, we redeemed $5.1 million of shares of common stock. The only redemptions we made under our share redemption program during the nine months ended September 30, 2014 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the nine months ended September 30, 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2014. Based on this redemption limitation and those described above and redemptions through September 30, 2014, we may redeem up to $4.9 million of shares that meet the requirements for special redemptions for the remainder of 2014.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
We renewed the advisory agreement with KBS Capital Advisors LLC, effective November 8, 2014. The renewed advisory agreement is effective through November 8, 2015; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 day’s written notice. The terms of the renewed advisory agreement are substantially the same as those of the advisory agreement that was previously in effect.

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

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of November 8, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	November 13, 2014	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 13, 2014	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)