Form 10-K
period 2014-12-31
KBS Real Estate Investment Trust, Inc.
filed 2015-03-10
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-52606
______________________________________________________
KBS REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	20-2985918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. On December 18, 2013, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.45 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s appraised real estate properties, which were appraised as of November 30, 2013. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 18, 2013, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013. On December 9, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.52 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

There were approximately 188,864,948 shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 3, 2015, there were 187,601,142 outstanding shares of common stock of the Registrant.
Documents Incorporated by Reference:
Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

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

•
We may not be able to successfully operate and/or sell the GKK Properties (defined below) given current economic conditions and the concentration of the GKK Properties in the financial services sector, the significant debt obligations we have assumed with respect to such GKK Properties, and our advisor’s limited experience operating, managing and selling bank branch properties. Moreover, we depend upon GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy (defined below), to manage and conduct the operations of the GKK Properties and any adverse changes in or the termination of our relationship with the Property Manager could hinder the performance of the GKK Properties and the return on our stockholders’ investment.

•
As a result of the transfer of the GKK Properties to us, a significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Real Estate Investment Trust, Inc. is a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related investments. We elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and we intend to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of December 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 401 real estate properties (of which two properties were held for sale), including the GKK Properties (defined below). In addition, as of December 31, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 condominium units acquired through foreclosure (the “Tribeca Building”), of which two condominium units were owned by us and were held for sale.
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
Our focus in 2015 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily certain of the GKK Properties); refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders.
Objectives and Strategies
Our primary investment objectives were:

•	to preserve and return our stockholders’ capital contributions; and

•	to manage our investments to allow our stockholders to realize a return on their investment.
We have sought and will seek to achieve these objectives by managing our portfolio of real estate and real estate-related investments, which we acquired using a combination of equity raised in our initial public offering, debt financing and joint ventures. We diversified our portfolio by investment type, geographic region, and tenant/borrower base.

Our primary business objectives are: (i) to maintain and, if possible, improve the quality and income-producing ability of our investments; (ii) to position our investments to improve their value; and (iii) to manage our portfolio to remain compliant with REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We intend to meet these objectives by utilizing the expertise of our advisor to diligently increase the occupancy of our real estate properties while structuring leases that enhance property operating performance. We will also, through our advisor, seek to improve the cash flows from our real estate-related investments, through continuing debt service, restructuring of terms and, if necessary, foreclosing on the collateral securing our real estate-related investments. All of our business activities are conducted with the intention of remaining compliant with REIT requirements; if we continue to qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates “double taxation” at the corporate and stockholder levels that usually results from investment in the stock of a corporation.
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
Investment Portfolio
Real Estate Properties
We have made investments in core office and industrial properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. We also own other types of properties, including bank branches, transferred to us pursuant to the Settlement Agreement (discussed above under “Overview”) and properties transferred to us through foreclosures or deeds-in-lieu of foreclosures. These properties had originally secured certain of our investments in real estate loans receivable. All of our properties are located in the United States. As of December 31, 2014, we owned 399 real estate properties held for investment. We also owned two properties that were held for sale. The 399 real estate properties held for investment totaled 10.2 million rentable square feet and included the following:

•	Ten office buildings, three corporate research buildings, one distribution and office/warehouse property; and

•	GKK Properties consisting of 320 bank branch properties and 65 office buildings, operations centers and other properties.
We originally intended to hold our core properties for four to seven years. With respect to the GKK Properties, our management continues to evaluate which properties to hold and which properties to sell. During the year ended December 31, 2014, we sold, or otherwise disposed of, 16 properties (of which 11 were GKK Properties), transferred a portfolio of five properties to the lender in satisfaction of the debt and other obligations due under the mortgage loan, terminated the leasehold interest in three property and transfered two GKK Properties to the lenders in connection with foreclosure proceedings. We expect the average hold period of the GKK Properties to be significantly shorter than that of our core properties, though the hold period of certain GKK Properties will be affected by the underlying debt structure and related defeasance costs and prepayment penalties. However, economic and market conditions may influence us to hold our investments for different periods of time, and we currently expect our hold period may last for several more years.

The following chart illustrates the composition of our real estate portfolio (excluding two properties that were held for sale) as of December 31, 2014 based on the carrying value of the investments:
As noted above, our real estate property investments (excluding two properties that were held for sale) are diversified by geographic location with properties in 31 states as shown in the charts below:
_____________________
*Other includes any state less than 3% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

One of our objectives is to maintain a stable and diversified tenant base and have long-term relationships with our tenants in order to limit our exposure to any one tenant or industry. However, as a result of the transfers of the GKK Properties, beginning in December 2011 and as of December 31, 2014, we had a concentration of credit risk related to Bank of America, N.A., which represented approximately 21.0% of our annualized base rent as of December 31, 2014 and reduced the diversity of our tenant base. Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Also, as of December 31, 2014, we had a concentration of credit risk related to the finance industry, which represented approximately 47.1% of our annualized base rent. The finance industry concentration is due to the concentration in the GKK Properties. As of December 31, 2014, our real estate portfolio was 79% occupied (excluding properties that were held for sale). The chart below illustrates the diversity of tenant industries in our portfolio (excluding properties that were held for sale) based on total annualized base rent as of December 31, 2014:
_____________________
* All others includes any industry less than 2% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
The carrying value of our real estate portfolio as of December 31, 2014 was $1.1 billion (including two properties that were held for sale).
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
As of December 31, 2014, we owned one mortgage loan, one mezzanine loan and two B-Notes. The book value (net of asset specific reserves) of our real estate-related investments as of December 31, 2014 was $28.9 million. As of December 31, 2014, our real estate-related investments consisted of four fixed rate real estate loans receivable with a weighted average annualized effective interest rate of 9.5%.
Financing Objectives
We financed the majority of our real estate acquisitions with a combination of the proceeds we received from our initial public offering and debt. In addition, we purchased certain real estate-related investments with a combination of the proceeds we received from our initial public offering and repurchase financing. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2014, the weighted-average interest rate on our debt was 4.6%.

We borrow funds at a combination of fixed and variable rates. As of December 31, 2014, we had approximately $443.4 million and $221.2 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2014 were 5.9% and 2.2%, respectively.
Some of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will be permitted to extend the maturity dates of our current debt obligations, we can give no assurance in this regard. During the year ended December 31, 2014, we: entered into agreements for deed-in-lieu of foreclosure and transferred the GKK Properties that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan; transferred a GKK Property that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Mortgage Loan”) to the lender in connection with a foreclosure; and transferred a GKK Property that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $14.6 million (the “Jenkins Court Mortgage Loan”) to the lender in connection with a foreclosure. See the discussions of the BOA Windsor Mortgage Portfolio Loan, the 801 Market Street Mortgage Loan and the Jenkins Court Mortgage Loan under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments and Contingencies — Loan Maturities and Defaults” and the risks identified in Part I, Item 1A.
The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2014 (in thousands):

2015	$15,651
2016	321,597
2017	159,175
2018	8,651
2019	126,044
Thereafter	33,510
$664,628
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 46% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the recent recession continue to dominate the performance of the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies.

The Federal Reserve has maintained an accommodative monetary policy since the beginning of the recent financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October of 2014, the Federal Reserve concluded the current phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets has driven unemployment below 6%. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. The effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014.
The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. Looking forward, however, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate valuations.
After several years of improving market conditions, the recovery in the U.S. residential real estate market recently began to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities, ended on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.

Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate investments. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $32.9 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investment with an asset-specific loan loss reserve, we have a real estate-related loan investment with a book value of $6.9 million maturing within one year from December 31, 2014. As of December 31, 2014, we had recorded $4.0 million of reserves for loan losses related to one of our real estate-related investments.
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
As of December 31, 2014, we had a total of $443.4 million of fixed rate notes payable and $221.2 million of variable rate notes payable. We have $15.7 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2015.
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
Competitive Market Factors
The U.S. commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders have been adversely affected.
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

Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on properties or restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
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
We own one property that is subject to activity use limitations (“AULs”) whereby the government has placed limitations on redevelopment of the property for certain uses, particularly residential uses. AULs are typically imposed on a property that has environmental contamination in exchange for less stringent environmental clean-up standards. In view of the location of the affected property, the environmental characteristics of the contaminants and the characteristics of the neighborhood, we do not believe that these AULs have a material impact on our portfolio valuation, but they could result in the depression of the value of the property, should we resell it for uses different from its existing uses. The property subject to AULs is ADP Plaza, located in Portland, Oregon.
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
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660. Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6501 and http://www.kbsreit.com, respectively.

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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists and because we have delayed the liquidation or the listing of our shares of common stock on a national securities exchange beyond 2014, our stockholders will not realize the cash value of their investment for an extended period.
There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must also comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document and together with redemptions sought in connection with stockholder’s death, “special redemptions”). Such special redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2014, and further subject to the limitations described in the share redemption program document. On December 9, 2014, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2015 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to special redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price at which we sold the shares in our public offering. It is also likely that our shares would not be accepted as the primary collateral for a loan.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, in November 2012, in November 2013 and in November 2014, the conflicts committee unanimously determined that liquidation is not now in the best interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it is likely it may reach the same conclusion next year.

Continued disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments.  Recently, interest rates have become more volatile as the global capital markets react to increasing economic and geographical risks.
After several years of improving market conditions, the recovery in the U.S. residential real estate market recently began to slow. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2014, investor demand for homes slowed and stringent mortgage lending standards reduced demand in the residential markets. In addition, as referenced above, the Federal Reserve’s QE program, which peaked at $85 billion a month in purchases of long-term treasury bonds and mortgage backed securities, ended on October 31, 2014. This reduction in market support could cause the demand for residential real estate to decrease further.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve has completed the latest phase of QE and is now faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
We have relied on debt financing to finance our properties and real estate-related assets and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.
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
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. We have paid distributions with proceeds from asset sales, loan repayments, financings, a loan from our advisor (which our advisor forgave without repayment) and our cash flow from operations. If we fund distributions from financings or sources other than cash flow from operations, the overall return to our stockholders may be reduced. On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt. Our primary focus was the repayment of certain debt obligations. Our focus in 2015 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily the GKK Properties), refinancing upcoming maturities and paying down debt and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. We plan to continue to make strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors. In addition, to the extent that we have excess operating cash flows, from time to time our board of directors may declare distributions in future periods based on cash flow generated by our real estate and real estate-related investments. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future special redemptions under our share redemption program and other future capital needs. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and, (ii) exceed a stockholder’s adjusted basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.
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
Economic conditions have had a significant impact on our real estate and real estate-related properties. In addition, these conditions have impacted the businesses of our tenants as well as the tenants in buildings securing our real estate-related investments. As a result of a decline in cash flows and projected future declines, on March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt. Our primary focus was the repayment of certain debt obligations. We expect to continue to use available funds to reduce and manage certain other debt obligations and fund cash flow needs. We plan to continue to make strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources.

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
All of these factors could limit our liquidity and impact our ability to properly maintain or make improvements to our real estate properties. If we are unable to meet future funding commitments or fund required capital expenditures, our borrowers or tenants may take legal action against us. This, in turn, could result in reductions in the value of our investments and therefore a reduction in the value of an investment in us.
We may not generate sufficient operating cash flow on a quarterly basis to fund our operations, which would reduce the value of an investment in us.
As a result of general economic conditions over the last several years, our portfolio has experienced declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments, resulting in a general decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and downsizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt owed to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. Asset sales in 2012, 2013 and 2014 have resulted in, and expected future asset sales will result in, further decreases in operating cash flow.
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
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our advisor nor its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for tenants in such regions. We may be unsuccessful in retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the company and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the return to our stockholders.
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
All of our executive officers and some of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC, the entity that acted as our dealer manager, and/or other KBS-affiliated entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	public offerings of equity by us, which would entitle our dealer manager to dealer-manager fees and may entitle KBS Capital Advisors to increased acquisition, origination and asset-management fees;

•	sales of properties and other investments, which may entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

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

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee and terminate the asset management fee.

 In addition, the fees our advisor receives in connection with the management of our assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us.
KBS Capital Advisors faces conflicts of interest relating to the leasing of properties and such conflicts may not be resolved in our favor, meaning that we may obtain less creditworthy or desirable tenants, which could reduce our stockholders’ overall investment return.
We and other KBS-sponsored programs and KBS-advised investors rely on the same group of key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors are generally not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and David E. Snyder and Ms. Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors, including KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), a new REIT that is expected to engage our advisor. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane are also executive officers of KBS REIT II, KBS REIT III and KBS Growth & Income REIT. Messrs. Hall, McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Snyder and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS-sponsored programs and the investment advisors to KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs and other KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments and the value of our stockholders’ investment in us may decline.

All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and through KBS Capital Advisors and KBS Realty Advisors these persons serve or will serve as the advisor to KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets, which would reduce the returns to our stockholders.
Our board of directors’ loyalties to KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
All of our directors are also directors of KBS REIT II and KBS REIT III and two of our directors are also directors of KBS Growth & Income REIT. One of our directors is also a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

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

Risks Related to Our Corporate Structure
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of delaying, deferring or preventing a takeover or other transaction including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets), in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
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
Neither we nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. If we or our subsidiaries were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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

We have not had funds available for ordinary redemptions under our share redemption program since the April 2009 redemption date, and our share redemption program provides only for special redemptions. We currently do not expect to have funds available to resume ordinary redemptions in the future.
We have not had funds available for ordinary redemptions since the April 2009 redemption date, and our share redemption program provides only for special redemptions. Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2014, and further subject to the limitations described in the share redemption program document. On December 9, 2014, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for our calendar year 2015 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to special redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. Even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice.
Pursuant to our share redemption program, once we have established an estimated value per share of our common stock, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $4.52 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. Therefore, effective commencing with the December 31, 2014 redemption date, the redemption price for all shares eligible for redemption is $4.52 per share. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2014. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year, in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). If stockholders are able to sell their shares under our share redemption program, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $4.52 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations pursuant to applicable Financial Industry Regulatory Authority (“FINRA”) and National Association of Securities Dealers (“NASD”) Conduct Rules. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share was based on the recommendation and valuation performed by our advisor, using the methodologies and assumptions described in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent, third-party real estate valuation firm, to provide appraisals for the majority of our real estate properties.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
We currently expect to utilize our advisor and or an independent valuation firm to update the estimated value per share in December of each year.
The estimated value per share of our common stock does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $4.52 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The estimated value per share does not take into account how developments subsequent to December 9, 2014 have affected the value of our investments. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2014, including:

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
KBS Capital Advisors and its affiliates performed services for us in connection with the selection and acquisition or origination of our investments and continue to perform services for us in connection with the management, leasing and disposition of our properties and the management, structuring, administration and disposition of our other investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces our stockholders’ return on their investment in us.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced subject to the approval of our conflicts committee and the other limitations in our charter.
Therefore, these fees increase the risk that the cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations and on the value of our stockholders’ investment.
Since the acquisition of our real estate and real estate-related investments, downturns in national, regional and local economic conditions have impacted our properties’ operating performance and the operating performance of properties securing our real estate-related investments, which will reduce the overall return to our stockholders.
As a result of general economic conditions over the last several years, our portfolio experienced declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments, resulting in a general decline in the occupancy of our portfolio, an important element to the continued growth of the value of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and downsizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt owed to us or sell the collateral at a price sufficient to repay our note balances in full when they become due.

Because of the concentration of a significant portion of our assets in North Carolina, any adverse economic, real estate or business conditions in North Carolina could adversely affect our operating results and stockholders’ return.
As of December 31, 2014, our real estate investments in North Carolina, excluding properties held for sale, represented 14% of our total annualized base rent. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank space resulting from the local business climate, could adversely affect our operating results and our stockholders’ return.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flows and our stockholders’ overall return.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues, which would adversely affect our cash flows. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment. As of December 31, 2014, our portfolio (excluding properties that were held for sale, consisted of approximately 10.2 million rentable square feet, was 79% occupied and our bad debt reserve for our properties was less than 1% of annualized base rent. Included among these properties are 45 properties containing 1.9 million rentable square feet that were less than 70% occupied. As of December 31, 2014, excluding real estate held for sale, 11 of our properties containing 0.5 million rentable square feet were 100% vacant.
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
Under certain of our leases, tenants reimburse us for their proportionate share of the costs we incur to manage, operate and maintain the buildings and properties where they rent space. These leases often limit the types and amounts of expenses we can pass through to our tenants and allow the tenants to audit and contest our determination of the operating expenses they are required to pay. Given the complexity of certain operating expense reimbursement calculations, tenant audit rights under large portfolio leases can remain unresolved for several years. For example, Bank of America, a tenant that leases a significant amount of space in our real estate portfolio, is still auditing certain categories of operating expenses for the 2007 and subsequent lease years. If, as a result of a tenant audit, it is determined that we have been reimbursed more than we were permitted to collect under a lease, we must refund the excess amount back to the tenant and, sometimes, also reimburse the tenant for its audit costs. Additionally, because we acquired the GKK Properties pursuant to the Settlement Agreement, we were not able to perform standard diligence on the properties and as such, we may not be aware of possible excess reimbursements made to the prior owners. Any unexpected refund payments could materially adversely affect our financial condition and results of operations.
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
Because of the transfers of the GKK Properties, a significant portion of our revenue is derived from leases to financial institutions and as such, our portfolio has become less diversified. As of December 31, 2014, 47.1% of our annualized base rent was generated by leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate. Acquisitions of regional or community banks by larger financial institutions could lead to the closure of some of the bank branches formerly occupied by these regional or community banks. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base were more diversified.

Because of the transfers of the GKK Properties, Bank of America, N.A. represents a significant portion of the revenue generated by our real estate portfolio and the failure of this tenant to perform its obligations to us or to renew its leases upon expiration may adversely affect our cash flow and the returns to our stockholders.
Because of the transfers of the GKK Properties, as of December 31, 2014, Bank of America, N.A. represented approximately 21.0% of our real estate portfolio’s base rental income and occupied approximately 30.4% of our total rentable square feet. The default, financial distress or insolvency of Bank of America, N.A., or its failure to renew its leases with us upon expiration, could cause interruptions in the receipt of lease revenue from this tenant and the properties that it occupies and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant properties at a comparable lease rate or at all, which could affect our operating results and financial condition as well as the returns to our stockholders. See Note 3, “Real Estate Held for Investment — Operating Leases” in the notes to our consolidated financial statements filed herewith.
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

The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury or other damage claims could reduce the value of our stockholders’ investment.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
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
Our investments in real estate-related loans are subject to interest rate fluctuations that affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us is subject to fluctuations in interest rates.
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
If there is a default under a mortgage loan investment, we may not be able to repossess and sell the underlying property quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loan. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Our mezzanine loan investment involves greater risks of loss than senior loans secured by the same properties.
Our mezzanine loan investment takes the form of a subordinated loan secured by a pledge of the ownership interests of the entity owning (directly or indirectly) the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.
Our investments in B-Notes may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We own two B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks including, for example, the rights of holders of B-Notes to control the process following a borrower default may be limited.
Our investments in subordinated loans may be subject to losses.
We have invested in subordinated loans, such as mezzanine loans and B-Notes. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
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
The mezzanine loan we own is particularly illiquid due to its short life, its unsuitability for securitization and the greater difficulty of recoupment in the event of the borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.
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
Our asset-specific loan loss reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement or other documents relating to the loan. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan. A portfolio-based loan loss reserve is a reserve against all of the loans in our portfolio that are not specifically reserved. It is based on estimated probabilities of both term and maturity default and estimated loss severities for the portfolio. Our provision for loan losses of $4.0 million, all of which related to asset-specific loan loss reserves as of December 31, 2014, may not be sufficient to cover losses on these loans.

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
High mortgage rates or changes in underwriting standards may make it difficult for us to refinance properties, which could reduce our cash flow from operations and reduce the returns to our stockholders.
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

Certain of the mortgage loans that we assumed in connection with the transfers of the GKK Properties could impose “cash traps”, which could adversely affect our financial condition and operating results.
Certain mortgage loans that we assumed in connection with the transfers of the GKK Properties could impose “cash traps” when the financial performance of the GKK Properties securing such loans fails to meet certain financial metrics. If enforced, these “cash traps” could adversely affect our financial condition and operating results. If the provisions relating to “cash traps” in these mortgage loan documents are triggered, we may be required to fund excess cash flow into reserve accounts with our mortgage lenders until compliance with the required metrics is achieved. In such event, our liquidity will be negatively impacted, which could have an adverse effect on our results of operations and financial condition.
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
We have incurred variable rate debt and expect that we will incur additional debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the returns to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could decrease the value of our stockholders’ investment.
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets (although restrictive covenants contained in certain loan documents related to debt we have incurred may not allow us to borrow up to this amount), and we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 46% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for a distribution to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividend.” A distribution is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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
The maximum tax rate for dividends payable to certain stockholders who are domestic individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We made investments in loans secured by interests in pass-through entities in a manner than complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

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
 With respect to the annual valuation requirements described above, we will provide an estimated value for our common stock annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. For information regarding our estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
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
Real Estate Investments
As of December 31, 2014, our real estate portfolio consisted of 401 properties, including two properties that were held for sale. Our 399 properties held for investment encompassed approximately 10.2 million rentable square feet. The properties held for investment are located in 31 states and include office, industrial and bank branch properties. As of December 31, 2014, our portfolio held for investment was 79% occupied and the average annualized base rent per square foot of our real estate portfolio held for investment was $16.25 per square foot. The weighted-average remaining lease term of our real estate portfolio held for investment was 5.2 years as of December 31, 2014. For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Portfolio Lease Expirations
The following table reflects lease expirations of our 399 properties held for investment as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Leased Rentable Square Feet Expiring
Month-to-Month	51	$905	0.7%	101,318	1.3%
2015	67	5,754	4.4%	340,712	4.2%
2016	79	8,093	6.2%	435,367	5.4%
2017	85	18,342	14.0%	893,504	11.1%
2018	53	7,166	5.5%	341,029	4.3%
2019	183	31,648	24.2%	3,348,241	41.7%
2020	29	6,073	4.6%	202,597	2.5%
2021	21	10,662	8.2%	600,322	7.5%
2022	17	13,704	10.5%	492,731	6.1%
2023	98	8,452	6.5%	508,068	6.3%
2024	9	9,161	7.0%	500,915	6.2%
Thereafter (2)	40	10,784	8.2%	268,938	3.4%
Total	732	$130,744	100.0%	8,033,742	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring at various dates from 2025 through 2027.
We assumed several leases related to the GKK Properties which contain shedding rights provisions. As of December 31, 2014, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during 2015 and 2016.
Concentration of Credit Risks
As of December 31, 2014, our highest tenant industry concentration (greater than 10% of our annualized base rent), of our 399 properties held for investment, was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	67	$61,604	47.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2014, no other tenant industries accounted for more than 10% of our annualized base rent.

As of December 31, 2014, we had a concentration of credit risk related to leases, with the following tenant that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,093,593	30.4%	$27,465	21.0%	$8.88	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of December 31, 2014, lease expiration dates ranged from 2015 through 2026 with a weighted-average remaining term of 5.2 years. Additionally, as of December 31, 2014, certain of Bank of America’s leases contained shedding rights provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2015 and 2016.

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
Stockholder Information
As of March 3, 2015, we had approximately 187.6 million shares of common stock outstanding held by a total of approximately 42,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $4.52 per share as of December 31, 2014. This estimated value per share is based on our board of directors’ approval on December 9, 2014 of an estimated value per share of our common stock of $4.52 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, as of September 30, 2014. There were no material changes between (i) September 30, 2014 with respect to our other assets and our liabilities and (ii) December 9, 2014 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee of our board of directors, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our real estate properties was based on either (i) appraisals of certain of our real estate properties performed by Duff & Phelps, an independent third party real estate valuation firm, and based on the methodologies and assumptions described further below; or (ii) the contractual sales prices less actual or estimated disposition costs and fees in the case of properties that were under contract to sell as of December 9, 2014 or properties sold subsequent to September 30, 2014 and prior to December 9, 2014.
We engaged Duff & Phelps to provide appraisals for all 15 of our historical real estate properties. In addition, we engaged Duff & Phelps to perform appraisals for all but seven of the 394 GKK Properties(1). Our historical real estate properties and the 387 GKK Properties appraised by Duff & Phelps are referred to herein collectively as the “Appraised Properties.” The seven GKK Properties not valued by Duff & Phelps either were under contract to sell as of December 9, 2014 or were sold subsequent to September 30, 2014 and prior to December 9, 2014. Duff & Phelps prepared appraisal reports summarizing key inputs and assumptions of its appraisals. Our advisor also performed valuations with respect to our real estate-related investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.
_____________________
(1) During the year ended December 31, 2011, we entered into the Settlement Agreement. The real estate properties indirectly transferred to us under the Settlement Agreement are referred to herein as the “GKK Properties”. The estimated value of the GKK Properties was $1,806.1 million at closing of the Settlement Agreement. In addition, we assumed $1,544.0 million of mortgage debt and approximately $203.0 million of other net assets at closing of the Settlement Agreement.

Our advisor used the appraised values of the Appraised Properties and the contractual sales prices less actual or estimated disposition costs and fees in the case of properties that were under contract to sell as of December 9, 2014 or properties sold subsequent to September 30, 2014 and prior to December 9, 2014, together with our advisor’s estimated value of each of our other assets and our liabilities, to calculate and recommend an estimated value per share of our common stock. Upon (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by Duff & Phelps and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, and (iii) in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to the board of directors that it adopt $4.52 as the estimated value per share of our common stock. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $4.52 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of our estimated value per share as of December 9, 2014 as well as the calculation of our prior estimated value per share as of December 18, 2013:

	December 9, 2014 Estimated Value per Share	December 18, 2013 Estimated Value per Share (4)	Change in Estimated Value per Share
Real estate properties - historical (1)	$3.35	$4.14	$(0.79)
Real estate - GKK Properties (1)	3.88	4.05	(0.17)
Foreclosed real estate held for sale	0.13	0.11	0.02
Real estate loans receivable	0.13	0.13	—
Real estate securities	—	0.10	(0.10)
Investments in joint ventures	0.14	0.15	(0.01)
Cash and restricted cash (2)	0.88	1.63	(0.75)
Other assets	0.11	0.09	0.02
Mortgage and other debt obligations (3)	(3.85)	(5.17)	1.32
Other liabilities	(0.25)	(0.38)	0.13
Distributions paid on December 5, 2013	—	(0.40)	0.40
Estimated value per share	$4.52	$4.45	$0.07
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$4.52	$4.45	$0.07
_____________________
(1) The decrease in value was primarily due to real estate property sales.
(2) The decrease in cash and restricted cash was primarily due to the paydown of mortgage and other debt obligations, partially offset by proceeds from real estate property sales and undistributed operating cash flows.
(3) The decrease in mortgage and other debt obligations was primarily due to the repayment of principal related to asset sales, refinancing activities, the extinguishment of debt related to discounted payoff agreements, the extinguishment of debt related to foreclosure or deed-in-lieu of foreclosure and ongoing principal amortization payments.
(4) The December 18, 2013 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s recommendation and valuation of our real estate properties was based on either (i) appraisals of certain of our real estate properties performed by Duff & Phelps or (ii) the contractual sales prices less actual or estimated closing costs in the case of properties that were under contract to sell as of December 18, 2013 or properties sold subsequent to September 30, 2013 and prior to December 18, 2013. Our advisor performed valuations of our real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 18, 2013 estimated value per share and the assumptions and methodologies applied by our advisor and Duff & Phelps, see our Current Report on Form 8-K filed with the SEC on December 19, 2013.

The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $4.45 to $4.52. The changes are not equal to the change in values of each asset and liability group presented in the table above due to asset sales, debt repayments and extinguishment of debt and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

	Change in Estimated Value per Share
December 18, 2013 estimated value per share	$4.45
Changes to estimated value per share
Real Estate
Properties held as of September 30, 2014 - historical	0.04
Properties held as of September 30, 2014 - GKK Properties	0.12
Properties sold through September 30, 2014	(0.03)
Capital expenditures on real estate	(0.14)
Total changes related to real estate	(0.01)
Mortgage debt	(0.05)	(1)
Real estate securities	0.02	(2)
Undistributed operating cash flows	0.09	(3)
Other changes, net	0.02
Total change in estimated value per share	$0.07	(4)
December 9, 2014 estimated value per share	$4.52
_____________________
(1) The change in the value of the mortgage debt is mostly due to a $52.0 million paydown on the BBD2 Loan in April 2014 which significantly reduced the loan to value ratio for this loan.  This paydown reduced the assumed market rate of interest in the discounted cash flow analysis used to value the loan, while the contractual rate remained constant, and resulted in a substantial increase in the fair value of debt related to this loan which is now valued at a premium to its face value.
(2) As of September 30, 2014, we did not own any real estate securities. The change in estimated value per share related to real estate securities reflects the realized gain from the disposition of 4,705,898 shares of Gramercy Property Trust, Inc., partially offset by the unrealized gain as of September 30, 2013.
(3) Amount includes operating cash flows through September 30, 2014 from real estate properties that were under contract to sell as of December 9, 2014 or were sold subsequent to September 30, 2014 and prior to December 9, 2014, which will not provide future operating cash flows.
(4) The reconciliation of total change in estimated value per share does not reflect $7.3 million used to fulfill redemption requests in accordance with our share redemption program, as such redemptions resulted in no change to the estimated value per share because, while our net asset value was reduced by the $7.3 million of redemptions, it also resulted in a corresponding decrease in the number of shares outstanding.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. As of December 9, 2014, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a participation fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of the assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the participation fee.

Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation and appraisal methodologies and assumptions and a process that is in compliance with the IPA Valuation Guidelines. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm: Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise the Appraised Properties. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we pay to Duff & Phelps is based on the scope of work and not on the appraised values of the Appraised Properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, Duff & Phelps did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
Duff & Phelps collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. Duff & Phelps relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures.
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
In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect Duff & Phelps’ analyses and conclusions.  Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein.  Furthermore, the prices at which the Appraised Properties may actually be sold could differ from Duff & Phelps’ analyses.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver appraisal reports with respect to the Appraised Properties and Duff & Phelps will receive fees upon the delivery of such reports. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to December 9, 2014, Duff & Phelps and its affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and received fees in connection with such services. In connection with prior valuations of our shares, we engaged Duff & Phelps to provide valuations of certain of our properties and to provide a review, based on a limited set of procedures, of the methodologies and assumptions used by our advisor in valuing certain properties. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

Although Duff & Phelps considered any comments received from us or our advisor to its appraisal reports, the final appraised values of the Appraised Properties were determined by Duff & Phelps.  The appraisal reports for the Appraised Properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Duff & Phelps did not solicit third-party indications of interest for the Appraised Properties. While Duff & Phelps is responsible for providing appraisals of the Appraised Properties, Duff & Phelps is not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ appraisal reports. All of the Duff & Phelps appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Historical Real Estate Properties: As of September 30, 2014, we owned 15 historical real estate properties (excluding the GKK Properties), consisting of office and industrial properties. We engaged Duff & Phelps to provide appraisals for these historical investments. Duff & Phelps appraised our historical real estate properties, using various methodologies including the direct capitalization approach, 10-year discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisals of each of these 15 historical real estate properties.  Duff & Phelps calculated the discounted cash flow value of these historical real estate properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the properties we own based on recent comparable market transactions, adjusted for unique property and market-specific factors.
The total appraised value of our 15 historical real estate properties using the appraisal methodologies described above was $631.5 million, compared to a total cost basis, including acquisition fees and expenses, capital expenditures and leasing commissions through September 30, 2014, of $855.8 million.
The following summarizes the key assumptions that Duff & Phelps used in the 10-year discounted cash flow models to appraise these 15 historical real estate properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.25% to 8.50%	7.18%
Discount rate	7.25% to 9.25%	7.89%
Net operating income compounded annual growth rate (1)	1.01% to 20.99%	6.11%
_____________________
(1) The net operating income compounded annual growth rates (the “CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period.  The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of our historical real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to the 15 real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.07	$(0.07)	$0.11	$(0.11)
Discount rates	0.07	(0.07)	0.11	(0.11)

GKK Properties: As of September 30, 2014, the GKK Properties consisted of 394 bank branch properties, office buildings, operations centers and other properties. We engaged Duff & Phelps to provide appraisals for 387 of the GKK Properties. The total appraised value for these 387 GKK Properties totaled $723.6 million. With respect to seven GKK Properties that were under contract to sell as of December 9, 2014 or were sold subsequent to September 30, 2014 and prior to December 9, 2014, the estimated value was based on contractual sale prices, net of actual or expected selling costs. The estimated value for these seven GKK Properties was $7.2 million. Based on the appraisal and valuation methodologies described above, the estimated value of the GKK Properties was $730.8 million as of September 30, 2014, compared to a total cost basis, including capital expenditures and leasing commissions through September 30, 2014, of $681.9 million.
Duff & Phelps appraised 324 of the GKK Properties using the direct capitalization method, which applies a current market capitalization rate to the properties’ net operating income. In cases where a property was not stabilized, the estimated value was based on a stabilized property reduced for capital costs that would be incurred to lease up the property. The following summarizes the key assumption that was used to appraise these 324 GKK Properties:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
5.75% to 10.50%	7.67%
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the 324 GKK Properties that Duff & Phelps appraised using the direct capitalization method and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the direct capitalization rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to the 324 GKK Properties appraised by Duff & Phelps using the direct capitalization method. Additionally, the table below illustrates the impact on the estimated value per share if the capitalization rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Capitalization rates	$0.13	$(0.12)	$0.19	$(0.17)
Duff & Phelps appraised 36 of the GKK Properties by performing a 10-year discounted cash flow analysis. The following table summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to appraise these 36 GKK Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	7.00% to 9.75%	8.20%
Discount rate	8.00% to 12.00%	9.90%
Net operating income CAGR (1)	(6.57)% to 15.35%	2.94%
_____________________
(1) The net operating income CAGRs reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period) net of expenses over the holding period.  The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the appraised value of these 36 GKK Properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to the 36 GKK Properties valued by Duff & Phelps using the discounted cash flow analysis. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.01	$(0.01)	$0.01	$(0.01)
Discount rates	0.01	(0.01)	0.01	(0.01)
The remaining 27 GKK Properties were appraised by Duff & Phelps using a present value cash flow analysis as we do not have a fee ownership interest in these GKK Properties (with the exception of one vacant building with a long-term ground lease), but instead hold leasehold interests in the properties.
Finally, each 1% change in the appraised or estimated value of our real estate properties, including both historical properties and GKK Properties, would result in a change of $0.07 to our estimated value per share, assuming all other factors remain unchanged.
Foreclosed Real Estate Held-for-Sale: As of September 30, 2014, we owned three foreclosed condominium units in the Tribeca Building that were held-for-sale, all of which were either sold subsequent to September 30, 2014 and prior to December 9, 2014 or under contract to sell as of December 9, 2014. Our foreclosed condominiums held-for-sale were valued at the contractual sales prices less actual or estimated disposition costs and fees. As of September 30, 2014, the fair value and the carrying value of our foreclosed condos held-for-sale was $24.5 million and $19.4 million, respectively.
Real Estate Loans Receivable: The estimated values for our real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, but do not equal the book value of the loans in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate we will receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2014, we owned four real estate loans receivable, consisting of a mortgage loan, a mezzanine loan and two B-notes. The cost of our real estate loans receivable, including origination fees and costs but excluding principal repayments, was $28.1 million. As of September 30, 2014, the fair value of our investments in real estate loans receivable was $25.3 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 2.4 years, was approximately 15.4%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loans receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share and, additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.
Participation Interest in Unconsolidated Joint Venture: As of September 30, 2014, we held an interest in an unconsolidated joint venture through which we have been granted a participation interest in certain future profits generated by the joint venture. Our advisor estimated the value of our participation interest in this unconsolidated joint venture using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service and making distributions to the other joint venture members until such members have received distributions sufficient to recover the entire amount of their invested capital plus a stipulated return. The cash flow estimates of the joint venture were reviewed by our advisor. As of September 30, 2014, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0 and $27.3 million, respectively. The estimated value of our unconsolidated joint venture for purposes of our estimated value per share was calculated by applying a 12% discount rate to the estimated cash flows for a total value of $0.14 per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rate of 25 basis points would have no impact on the estimated value per share. Additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.

Notes Payable: The estimated values of our notes payable are equal to the GAAP fair values as disclosed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 and adjusted for a $0.2 million increase due to slight changes in the assumed market interest rate, based on the appraised values of two real estate properties which were finalized subsequent to the filing of the Quarterly Report on Form 10-Q. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2014, the fair value and carrying value of our notes payable were $725.8 million and $696.8 million, respectively. The fair value includes the $0.2 million adjustment due to slight changes in the assumed market interest rate mentioned above. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.71 years, was approximately 3.66%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.02)	$0.02	$(0.02)	$0.02
Other Assets and Liabilities: The carrying values of a majority of our other assets and liabilities are considered to equal their fair values due to their short maturities or liquid nature. Our advisor eliminated certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, accrued capital expenditures, deferred financing costs, unamortized lease commissions and unamortized lease incentives, for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the respective investments. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2014 customer account statements that were mailed in January 2015. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 9, 2014 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year, in accordance with the IPA Valuation Guidelines.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$4.45	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$5.18	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$5.16	March 22, 2012	Current Report on Form 8-K, filed March 26, 2012
$7.32	December 2, 2010	Current Report on Form 8-K, filed December 10, 2010
$7.17	November 20, 2009	Current Report on Form 8-K, filed November 23, 2009
Distribution Information
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2006. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
Distributions declared during 2014 and 2013, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared (1)	$—	$—	$4,712	$4,700	$9,412
Total Per Share Distribution (1)	$—	$—	$0.025	$0.025	$0.050

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared (2)	$—	$—	$—	$75,015	$75,015
Total Per Share Distribution (2)	$—	$—	$—	$0.395	$0.395
_____________________
(1) On September 30, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014. We paid this distribution on October 30, 2014. On December 9, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014. We paid this distribution on January 2, 2015.
(2) On November 6, 2013, our board of directors declared a distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013. We paid this distribution on December 5, 2013.

The tax composition of our distributions declared for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	—%	—%
Capital Gain	—%	—%
Return of Capital	100%	100%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt. Our primary focus in approving this suspension was and is the repayment of certain maturing debt obligations. Our focus in 2015 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily the GKK Properties), refinancing upcoming maturities and paying down debt and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. In addition, to the extent that we have excess operating cash flows, from time to time our board of directors may declare distributions in future periods based on cash flow generated by our real estate and real estate-related investments. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future special redemptions under our share redemption program and other future capital needs.
As a result of general economic conditions over the last several years, our portfolio has experienced declines in cash flow from a number of our investments. Economic conditions have impacted our real estate investments resulting in a general decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, that has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down sizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. Asset sales over the past four years and expected future asset sales have resulted in and will result in further decreases in operating cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as current economic conditions have impacted the ability of some borrowers under our loans to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due.
Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to fund our operations. If our cash flow from operations deteriorates, we will be more dependent on asset sales to fund our operations and for our liquidity needs. These factors could also reduce our stockholders’ overall investment return.
In connection with the change to our distribution policy in March 2012 to suspend monthly distribution payments, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for redemptions sought in connection with special redemptions. Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2014, and further subject to the limitations described in the share redemption program. On December 9, 2014, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in our share redemption program. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2015 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for our share redemption program will be reviewed and adjusted from time to time, if necessary.

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
Equity Compensation Plan
We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards had been granted under the plan as of March 3, 2015. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.
Unregistered Sales of Equity Securities
During the year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in our share redemption program, including:

•
During each calendar year, redemptions sought in connection with special redemptions are limited to an annual amount determined by our board of directors. The annual dollar limitation for our share redemption program may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2014 was $10.0 million in the aggregate. On December 9, 2014, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in our share redemption program.

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
If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our most recently effective registration statement as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.

The only redemptions we made under our share redemption program in 2014 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. In 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with cash flow from operations and proceeds from the sale of properties in 2014 and 2013.
In accordance with our share redemption program, the redemption price for all stockholders whose shares are eligible for redemption is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 18, 2013, our board of directors approved an estimated value per share of our common stock of $4.45 (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, as of September 30, 2013, with the exception of our appraised real estate properties, which were appraised as of November 30, 2013. Effective for redemption dates from December 2013 through November 2014, the redemption price for all stockholders whose shares were eligible for redemption was $4.45 per share (unaudited).
On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $4.52 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The change in redemption price became effective for the December 2014 redemption date and will be effective until the estimated value per share is updated. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year.
During the year ended December 31, 2014 we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	156,005	$4.45	(2)	(3)
February 2014	83,817	$4.45	(2)	(3)
March 2014	126,050	$4.45	(2)	(3)
April 2014	79,866	$4.45	(2)	(3)
May 2014	122,753	$4.45	(2)	(3)
June 2014	139,889	$4.45	(2)	(3)
July 2014	145,439	$4.45	(2)	(3)
August 2014	148,491	$4.45	(2)	(3)
September 2014	139,732	$4.45	(2)	(3)
October 2014	330,727	$4.45	(2)	(3)
November 2014	176,937	$4.45	(2)	(3)
December 2014	121,480	$4.52	(2)	(3)
Total	1,771,186
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the year ended December 31, 2014, we redeemed $7.9 million of shares of common stock. The only redemptions we made under our share redemption program during the year ended December 31, 2014 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the year ended December 31, 2014, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 9, 2014, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2015.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Total real estate and real estate-related investments, net	$1,159,478	$1,335,604	$1,820,366	$3,084,354	$2,204,198
Total assets	1,376,167	1,744,897	2,303,555	3,504,788	2,433,390
Total notes payable and repurchase agreements	658,098	962,282	1,320,533	2,299,208	1,479,015
Total liabilities	763,394	1,089,004	1,522,140	2,644,531	1,548,506
Redeemable common stock	10,000	10,000	10,000	45,376	45,382
Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	602,773	645,893	771,415	814,881	861,838
	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating data
Total revenues	$212,465	$218,304	$218,093	$143,574	$131,316
(Loss) income from continuing operations (1)	(27,389)	(88,240)	(78,367)	(63,691)	8,221
(Loss) income from continuing operations per common share - basic and diluted (1)	$(0.14)	$(0.46)	$(0.41)	$(0.34)	$0.05
Net loss attributable to common stockholders	(21,266)	(46,495)	(43,142)	(19,338)	(90,352)
Net loss per common share, basic and diluted	$(0.11)	$(0.24)	$(0.23)	$(0.10)	$(0.50)
Other data
Cash flows provided by operating activities	$26,487	$9,506	$34,438	$39,059	$53,388
Cash flows provided by investing activities	84,727	184,803	888,678	189,322	166,931
Cash flows used in financing activities	(263,930)	(237,496)	(722,529)	(326,298)	(123,840)
Distributions declared	$9,412	$75,015	$16,227	$98,776	$95,761
Distributions declared per common share (2)	0.050	0.395	0.085	0.525	0.525
Weighted-average number of common shares outstanding, basic and diluted	188,891,977	190,454,153	191,547,385	188,134,294	182,437,352
Reconciliation of funds from operations (3)
Net loss attributable to common stockholders	$(21,266)	$(46,495)	$(43,142)	$(19,338)	$(90,352)
Depreciation of real estate assets	41,173	41,897	43,172	25,985	17,414
Depreciation of real estate assets - discontinued operations	—	3,855	27,221	34,917	25,721
Amortization of lease-related costs	30,440	33,848	38,792	24,849	18,412
Amortization of lease-related costs - discontinued operations	—	2,659	30,878	24,287	19,126
Impairment charges on real estate	10,117	40,190	31,882	6,833	—
Impairment charges on real estate - discontinued operations	257	8,975	37,218	45,744	123,453
Gain on sales of foreclosed real estate held for sale	(1,108)	(378)	(127)	(134)	(2,011)
Gain on sales of real estate, net	(2,282)	—	—	—	—
Gain on sales of real estate, net - discontinued operations	(4,797)	(47,997)	(53,691)	(5,141)	(5,646)
Gain on sale of real estate securities	(4,410)	(10,470)	(25,456)	—	—
Adjustments for noncontrolling interest - consolidated entity (4)	—	—	—	(2,053)	(27,699)
FFO	$48,124	$26,084	$86,747	$135,949	$78,418
_____________________
(1) Amounts include certain properties in continuing operations that were held for sale or sold as of December 31, 2014 in accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). See Note 7 “Real Estate Held for Sale and Discontinued Operations.” for more information on the Company's real estate held for sale and discontinued operations as of December 31, 2014.
(2) Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2010 through February 28, 2012 and was outstanding as of November 8, 2013. Distributions for the period from January 1, 2010 through February 28, 2012 were based on daily record dates and calculated at a rate of $0.00143836 per share per day. For more information related to distributions declared per common share for the years ended December 31, 2014 and 2013, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Information.”
(3) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. In connection with NAREIT’s Accounting and Financial Standards Hot Topics, we are excluding impairment charges on real estate assets from our calculation of FFO. We have also restated FFO from prior periods to exclude these impairment charges. NAREIT believes that impairment charges on real estate assets are often early recognition of losses on prospective sales of properties, and therefore, the exclusion of these impairments is consistent with the exclusion of gains and losses recognized from the sales of real estate. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of FFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
(4) The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $1.7 million and $1.8 million, respectively, in 2011 and 2010. Its share of amortization of lease-related costs was $0.3 million and $1.2 million, respectively, in 2011 and 2010.

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
Overview
We are a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related investments. We elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and we intend to continue to operate in such a manner. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors LLC (“KBS Capital Advisors”), our external advisor, pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of December 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 401 real estate properties (of which two properties were held for sale), including the GKK Properties. In addition, as of December 31, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which two condominium units were owned by us and were held for sale.
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
Our focus in 2015 is to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily certain of the GKK Properties); refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders.
Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, in November 2012, in November 2013, and in November 2014, the conflicts committee unanimously determined that liquidation is not now in the best interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it is likely it may reach the same conclusion next year.

Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a steep price decline in most commodity market prices. In this type of economic environment the possibility of deflation is now a very real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
The economic events that have occurred since the onset of the recession in 2008 have no precedent. While current forecasts for the U.S. economy are positive, there is a level of uncertainty inherent to this outlook. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate investments. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Economic conditions remain relatively unstable and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $32.9 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investment with an asset-specific loan loss reserve, we have a real estate-related loan investment with a book value of $6.9 million maturing within one year from December 31, 2014. As of December 31, 2014, we had recorded $4.0 million of reserves for loan losses related to one of our real estate-related investments.
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
As of December 31, 2014, we had a total of $443.4 million of fixed rate notes payable and $221.2 million of variable rate notes payable. We have $15.7 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2015.

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
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt.  Our primary focus in approving this suspension of monthly distribution payments was and is the repayment of certain maturing debt obligations. On September 30, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014. We paid this distribution on October 30, 2014. Also, on December 9, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014. We paid this distribution on January 2, 2015. See “ — Subsequent Events — Distribution Paid.” We funded these distributions with cash flow from operations.
In connection with the change to our distribution policy, our board of directors terminated our dividend reinvestment plan effective April 10, 2012. In addition, our board of directors amended and restated our share redemption program to provide only for special redemptions. Such redemptions are subject to an annual dollar limitation. On December 18, 2013, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2014 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. On December 9, 2014, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2015 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for our share redemption program will be reviewed and adjusted from time to time, if necessary.
Our focus in 2015 is: to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets, primarily the GKK Properties; refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. In addition, to the extent that we have excess operating cash flows, from time to time our board of directors may declare distributions in future periods based on cash flow generated by our real estate and real estate-related investments. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2014, our real estate held for investment was 79% occupied.

Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of December 31, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flows from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the year ended December 31, 2014, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for 2015.
Cash Flows from Operating Activities
As of December 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in 401 real estate properties (of which two properties were held for sale). In addition, as of December 31, 2014, we owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which two condominium units were owned by us and held for sale.
During the year ended December 31, 2014, net cash provided by operating activities was $26.5 million, compared to $9.5 million of net cash provided by operating activities during the year ended December 31, 2013. Net cash from operations increased in 2014 primarily due to the timing of payments for operating expenses, the release of restricted cash held by the lender under a mortgage loan and a decrease in interest expense as a result of the repayment of debt.
Cash Flows from Investing Activities
Net cash provided by investing activities was $84.7 million for the year ended December 31, 2014. The significant sources and uses of net cash provided by investing activities were as follows:

•	$93.3 million of cash provided from the sale of real estate;

•	$27.4 million of cash used for improvements to real estate;

•	$8.9 million of cash provided from the sale of foreclosed real estate held for sale;

•	$7.8 million of cash provided from the sale of real estate securities; and

•	a $2.0 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $263.9 million for the year ended December 31, 2014. The significant uses of cash for financing activities were as follows:

•
$252.6 million of net cash used for the repayment of debt as a result of $293.4 million of principal payments on notes payable and the payment of $1.7 million of deferred financing costs, partially offset by proceeds from notes payable of $42.5 million;

•	$7.9 million of cash used for redemptions of common stock;

•	$4.7 million of net cash used for distributions; and

•	offset by a $1.3 million decrease in restricted cash for debt service obligations.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2014, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees and reduced the asset management fee calculation for our investment in the Tribeca Building to reflect sales of condominium units and we will continue to adjust the asset management fee calculation to reflect future sales. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. However, once the gross value of the GKK properties falls below the original cost of our investment in the GKK Mezzanine Loan, we will calculate the asset management fee based on the gross value of the GKK Properties. As of December 31, 2014, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
On November 8, 2014, we renewed the advisory agreement with our advisor.
As of December 31, 2014, we had $58.7 million of cash and cash equivalents.
As of December 31, 2014, our borrowings and other liabilities were approximately 46% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$243,449	$—	$243,449	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$421,179	$15,651	$237,323	$134,695	$33,510
Interest payments on outstanding debt obligations related to historical portfolio(2)	$10,037	$7,213	$2,824	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$83,018	$23,586	$37,613	$17,233	$4,586
Operating leases(3)	$86,206	$17,185	$29,552	$4,857	$34,612
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of December 31, 2014.
(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of December 31, 2014. We incurred interest expense of $41.0 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $5.0 million, during the year ended December 31, 2014.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.

Loan Maturities and Defaults
During the year ended December 31, 2014, we: entered into a discounted payoff agreement with respect to a loan secured by one of our historical real estate investments with an outstanding principal balance of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”); entered into a deed-in-lieu of foreclosure and transferred the GKK Properties that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan; transferred a GKK Property that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Mortgage Loan”) to the lender in connection with a foreclosure; and transferred a GKK Property that secured a mortgage loan we assumed pursuant to the Settlement Agreement with an outstanding principal balance of $14.6 million (the “Jenkins Court Mortgage Loan”) to the lender in connection with a foreclosure.
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
During the years ended December 31, 2014, 2013 and 2012, we recorded revenues of $4.1 million, $8.6 million and $8.1 million, respectively, related to 801 Market Street. During the years ended December 31, 2014, 2013 and 2012, we recorded expenses of $5.0 million, $10.8 million and $20.2 million, respectively, related to 801 Market Street. We were not involved in the management of, and were unable to obtain any financial information related to, 801 Market Street between the time the receiver was appointed and the time title to the property transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of 801 Market Street prior to the appointment of the receiver.
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
During the years ended December 31, 2014, 2013 and 2012, we recorded revenues of $1.3 million, $2.3 million and $2.7 million, respectively, related to Jenkins Court. During the years ended December 31, 2014, 2013 and 2012, we recorded expenses of $2.6 million, $4.5 million and $3.9 million, respectively, related to Jenkins Court. We were not involved in the management of, and were unable to obtain any financial information related to, Jenkins Court between the time the receiver was appointed and the time title to Jenkins Court transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of Jenkins Court prior to the appointment of the receiver.
As a result of the foreclosure sale, we recorded a gain on extinguishment of debt of $3.6 million, which represents the difference between the carrying amount of the outstanding debt and other liabilities of approximately $12.2 million and the carrying value of Jenkins Court and the other assets which secured the loan of approximately $8.6 million, upon transfer of the assets securing the loan.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of December 31, 2014, the Company was in compliance with these debt covenants.
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

Results of Operations
Overview
As of December 31, 2013, we owned or, with respect to a limited number of properties, held a leasehold interest in, 427 real estate properties, including eight properties held for non-sale disposition and 12 properties (of which 11 properties were GKK Properties) classified as held for sale, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which three condominium units were owned by us and were held for sale. Subsequent to December 31, 2013, we sold one historical office property, four historical industrial properties and 11 GKK Properties; terminated the lease of three properties in which we held a leasehold interest; transferred two GKK Properties to the lenders in connection with foreclosure proceedings; and designated two properties as held for sale. In addition, we transferred five GKK Properties, which were security under the BOA Windsor Mortgage Portfolio Loan, to the lender in exchange for our release from the debt outstanding and other obligations related to this mortgage loan. As a result, as of December 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 401 real estate properties, including two properties (one of which was a GKK Property) classified as held for sale. Also, as of December 31, 2014, we owned four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which two condominium units were owned by us and held for sale.
In accordance with our early adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Properties that were classified as held for sale in financial statements issued prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. Accordingly, as of December 31, 2014, we classified one historical real estate property as held for sale and disposed of six real estate properties, two other properties in connection with foreclosure proceedings and a portfolio of five properties in connection with a deed-in-lieu of foreclosure that were not classified as held for sale in the financial statements issued for reporting periods prior to January 1, 2014. In accordance with the early adoption of ASU 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the year ended December 31, 2014 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table provides summary information about our results of operations for the year ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2014	2013
Rental income	$151,351	$160,014	$(8,663)	(5)%	$(4,838)	$(3,825)
Tenant reimbursements	54,366	51,306	3,060	6%	3,221	(161)
Interest income from real estate loans receivable	3,077	3,258	(181)	(6)%	N/A	N/A
Parking revenues and other operating income	3,671	3,726	(55)	(1)%	81	(136)
Operating, maintenance and management costs	84,288	86,204	(1,916)	(2)%	(1,941)	25
Real estate taxes, property-related taxes and insurance	27,243	28,989	(1,746)	(6)%	(1,229)	(517)
Asset management fees to affiliate	9,975	10,110	(135)	(1)%	—	(135)
General and administrative expenses	18,788	17,861	927	5%	1,535	(608)
Depreciation and amortization expense	71,613	75,745	(4,132)	(5)%	(1,620)	(2,512)
Interest expense	45,923	61,682	(15,759)	(26)%	(7,371)	(8,388)
Impairment charge on real estate	10,117	40,190	(30,073)	(75)%	(5,701)	(24,372)
Provision for loan losses	1,973	—	1,973	100%	N/A	N/A
Gain on sales of real estate securities	4,410	10,470	(6,060)	(58)%	(6,060)	—
Gain on sales of real estate, net	2,282	—	2,282	100%	722	1,560
Gain on sales of foreclosed real estate held for sale	1,108	378	730	193%	N/A	N/A
Gain from extinguishment of debt	21,328	—	21,328	100%	18,031	3,297
Gain on sales of real estate, net (discontinued operations)	4,797	47,997	(43,200)	(90)%	(31,244)	(11,956)
Income from discontinued operations	1,583	2,723	(1,140)	(42)%	(504)	(636)
Impairment charge on discontinued operations	(257)	(8,975)	8,718	(97)%	6,525	2,193

Rental income from our real estate properties decreased by $8.7 million primarily due to properties sold or disposed of other than by sale that are included in income from continuing operations as a result of our adoption of ASU 2014-08 and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties increased by $3.1 million primarily due to higher recovery of operating expenses related to the GKK Properties. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rate of the buildings, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.
Interest income from real estate loans receivable decreased slightly from $3.3 million for the year ended December 31, 2013 to $3.1 million for the year ended December 31, 2014, due to the decrease in interest received from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of December 31, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent.
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
Property operating, maintenance and management costs from our real estate properties decreased by $1.9 million primarily due to real estate property sales. Such declines were partially offset by higher utility and snow removal expenses related to the GKK Properties located in the midwestern and northeastern regions of the United States, which experienced an extremely cold winter season during the first quarter 2014. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $29.0 million during the year ended December 31, 2013 to $27.2 million during the year ended December 31, 2014 primarily due to real estate property sales. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees remained constant at approximately $10.0 million during the years ended December 31, 2014 and 2013. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”

General and administrative expenses increased by $0.9 million primarily as a result of an increase in payment to the Property Manager of $3.4 million in satisfaction of profit participation provisions under the Amended Services Agreement, partially offset by a decrease of $2.6 million related to lower legal fees, accounting fees and other professional fees related to accounting system implementation costs and lower management fees related to the GKK Properties under the Amended Services Agreement. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information. General and administrative expenses consist primarily of management fees related to the Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $4.1 million primarily due to real estate property sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations, partially offset by the acceleration of amortization of tenant improvements costs and tenant origination and absorption costs in connection with early lease terminations related to the GKK Properties. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $15.8 million, partially due to a decrease of $7.4 million related to debt secured by the GKK Properties, which was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to December 31, 2013. Excluding debt secured by the GKK Properties, interest expense decreased by $8.4 million as a result of lower effective interest rates and an overall decrease in debt outstanding and discounted payoff related to Bridgeway Technology Center Mortgage Loan in April 2014. Included in interest expense is the amortization of deferred financing costs of $1.5 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
We recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the year ended December 31, 2014. During the year ended December 31, 2013, the Company did not record a provision for loan loss reserves.
During the year ended December 31, 2014, we recorded a non-cash impairment charge of $10.1 million to write-down the carrying values of six properties (including two GKK Properties) to their estimated fair values. Included in our impairment charge during the year ended December 31, 2014 was a $7.2 million impairment charge to reduce the carrying value of our investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value due to a change in cash flow projections. We revised our cash flow projections for Tysons Dulles Plaza primarily because of a continued lag in demand in the Washington D.C. office rental market, resulting in ongoing leasing challenges and lower projected revenue growth. We also revised our cash flow projections to account for higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. In addition to the impairment on Tysons Dulles Plaza, we recognized impairment charges during the year ended December 31, 2014 of $2.9 million related to five other properties held for investment. No impairment charge related to any individual property was greater than $1.3 million. These impairments generally resulted from changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate. During the year ended December 31, 2013, we recognized an impairment charge of $40.2 million on real estate held for investment with respect to 11 properties (including five GKK Properties), to reduce the book values of the properties to their estimated fair values. Please see “— Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012” below for a discussion of impairment charges recorded during the year ended December 31, 2013.
During the year ended December 31, 2014, we sold 1,386,602 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $4.4 million. During the year ended December 31, 2013, we sold 4,613,398 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $10.5 million.
We recognized a gain on sales of real estate of $2.3 million related to the disposition of four historical industrial properties and two GKK Properties during the year ended December 31, 2014.

During the year ended December 31, 2014, we recognized a gain on extinguishment of debt of $21.3 million. The gain on extinguishment of debt consisted of (i) a $1.8 million gain related to a deed-in-lieu of foreclosure agreement with respect to the BOA Windsor Mortgage Portfolio Loan, (ii) a $3.3 million gain related to the discounted payoff of the Bridgeway Technology Center Mortgage Loan, (iii) a $12.6 million gain related to the 801 Market Street Mortgage Loan foreclosure and (iv) a $3.6 million gain related to the Jenkins Court Mortgage Loan foreclosure. For more information, see “─ Contractual Commitments and Contingencies — Loan Maturities and Defaults” above.
We recognized a gain on sale of real estate of $4.8 million in discontinued operations related to the disposition of one historical office property and nine GKK Properties during the year ended December 31, 2014. During the year ended December 31, 2013, we recognized a gain on sale of real estate of $48.0 million related to the disposition of 111 GKK Properties and one historical office property.
Income from discontinued operations for the years ended December 31, 2014 and December 31, 2013 was $1.6 million and $2.7 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. As of December 31, 2014, two properties were classified as held for sale, including one GKK Property that is included in discontinued operations. Total revenues and other income from discontinued operations decreased from $26.3 million during the year ended December 31, 2013 to $2.5 million during the year ended December 31, 2014.  Total expenses from discontinued operations decreased from $23.6 million during the year ended December 31, 2013 to $0.9 million during the year ended December 31, 2014.
During the year ended December 31, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.3 million with respect to two GKK Properties held for sale. The impairment charge was primarily a result of a reduction in the estimated sales prices of the two GKK Properties held for sale.  During the year ended December 31, 2013, we recognized an impairment charge on real estate from discontinued operations of $9.0 million with respect to one historical office property and 30 GKK Properties.
Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table provides summary information about our results of operations for the year ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2013	2012
Rental income	$160,014	$157,317	$2,697	2%	$2,939	$(242)
Tenant reimbursements	51,306	53,272	(1,966)	(4)%	(1,584)	(382)
Interest income from real estate loans receivable	3,258	3,189	69	2%	N/A	N/A
Interest income from real estate securities	—	689	(689)	(100)%	N/A	N/A
Parking revenues and other operating income	3,726	3,626	100	3%	15	85
Operating, maintenance, and management costs	86,204	80,899	5,305	7%	5,361	(56)
Real estate taxes, property-related taxes and insurance	28,989	28,121	868	3%	750	118
Asset management fees to affiliate	10,110	10,355	(245)	(2)%	—	(245)
General and administrative expenses	17,861	22,439	(4,578)	(20)%	(3,451)	(1,127)
Depreciation and amortization expense	75,745	81,964	(6,219)	(8)%	(3,701)	(2,518)
Interest expense	61,682	67,035	(5,353)	(8)%	(2,378)	(2,975)
Impairment charge on real estate	40,190	31,882	8,308	26%	(7,824)	16,132
Provision for loan losses	—	142	(142)	(100)%	N/A	N/A
Gain on sales of real estate securities	10,470	25,456	(14,986)	(59)%	10,470	(25,456)
Gain on sales of foreclosed real estate held for sale	378	127	251	198%	N/A	N/A
Income from unconsolidated joint venture	—	750	(750)	(100)%	N/A	N/A
Gain on sales of real estate, net (discontinued operations)	47,997	53,691	(5,694)	(11)%	(12,268)	6,574
Income (loss) from discontinued operations	2,723	(2,761)	5,484	(199)%	5,911	(427)
Impairment charge on discontinued operations	(8,975)	(37,218)	28,243	(76)%	20,344	7,899
Gain from extinguishment of debt (discontinued operations)	—	21,513	(21,513)	(100)%	(21,513)	—

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
Tenant reimbursements from our real estate properties decreased by $2.0 million primarily due to the reset of tenant base years and lower occupancy (as a result of tenants vacating or tenants reducing leased space). Our tenant reimbursements in future periods will vary based on several factors discussed above under “— Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013.”
Interest income from real estate loans receivable remained constant at approximately $3.3 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we have principal repayments or dispositions of real estate-related investments. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. Please see “— Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan.
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
General and administrative expenses decreased by $4.6 million primarily due to lower legal fees and accounting fees. General and administrative expenses consist primarily of legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $6.2 million, as a result of a decrease of $3.7 million related to the GKK Properties and a decrease of $2.5 million related to our historical real estate portfolio. The decrease in depreciation and amortization expense was primarily due to decreased amortization of tenant origination and absorption costs resulting from lease expirations.
Interest expense from the financing of our portfolio decreased by $5.4 million, partially due to a decrease of $2.4 million related to debt secured by the GKK Properties. The $2.4 million decrease in interest expense related to the debt secured by the GKK Properties was due to a decrease in the average loan balance as a result of principal repayments or debt extinguishments subsequent to December 31, 2012. Excluding debt secured by the GKK Properties, interest expense decreased by $3.0 million primarily due to an overall decrease to the average loan balance and lower effective interest rate on our outstanding debt. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively.

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
Income (loss) from discontinued operations for the years ended December 31, 2013 and 2012 was $2.7 million and $(2.8) million, respectively.  Income (loss) from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. During the year ended December 31, 2013, we sold 111 GKK Properties and one historical office property and designated 12 properties as held for sale (of which 11 were GKK Properties). We sold six historical office properties, three historical industrial properties and 190 GKK Properties during the year ended December 31, 2012. Total revenues and other income from discontinued operations decreased from $198.4 million during the year ended December 31, 2012 to $26.3 million during the year ended December 31, 2013.  Total expenses from discontinued operations decreased from $201.1 million during the year ended December 31, 2012 to $23.6 million during the year ended December 31, 2013.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures. During periods of significant disposition activity, FFO and MFFO are much more limited as measures of future performance.
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

•
Gain from extinguishment of debt. A gain from extinguishment of debt represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the gain from extinguishment of debt in our calculation of MFFO because these gains do not impact the current operating performance of our investments and do not provide an indication of future operating performance;

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

Our calculation of FFO and MFFO is presented in the table below for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(21,266)	$(46,495)	$(43,142)
Depreciation of real estate assets	41,173	41,897	43,172
Depreciation of real estate assets - discontinued operations	—	3,855	27,221
Amortization of lease-related costs	30,440	33,848	38,792
Amortization of lease-related costs - discontinued operations	—	2,659	30,878
Impairment charges on real estate	10,117	40,190	31,882
Impairment charges on real estate - discontinued operations	257	8,975	37,218
Gain on foreclosed real estate held for sale	(1,108)	(378)	(127)
Gain on sales of real estate, net	(2,282)	—	—
Gain on sales of real estate, net - discontinued operations	(4,797)	(47,997)	(53,691)
Gain on sale of real estate securities	(4,410)	(10,470)	(25,456)
FFO	48,124	26,084	86,747
Straight-line rent and amortization of above- and below-market leases	(12,391)	(15,307)	(24,429)
Gain from extinguishment of debt	(21,328)	—	(21,513)
Impairment charges on real estate loans receivable	1,973	—	142
Amortization of discounts and closing costs on real estate loans receivable	(975)	(1,009)	(575)
Amortization of discounts and premiums on GKK notes payable, net	3,371	4,198	1,429
MFFO	$18,774	$13,966	$41,801
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
On September 30, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014, for an aggregate distribution of $4.7 million. We paid this distribution on October 30, 2014. On December 9, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014, for an aggregate distribution of $4.7 million. We paid this distribution on January 2, 2015. We funded these distributions with cash flow from operations. For the year ended December 31, 2014, our net loss was $21.3 million. FFO for the year ended December 31, 2014 was $48.1 million and cash flow from operating activities was $26.5 million. For information on our liquidity and distribution policies, see “— Liquidity and Capital Resources.”
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
Real Estate Held for Sale and Discontinued Operations
We generally consider non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results related to properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.
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
Real Estate Held for Non-Sale Disposition
We consider real estate assets that do not meet the criteria to be classified as held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition.  The assets and liabilities related to real estate held for non-sale disposition are included in our consolidated balance sheets and the results of operations are presented as part of continuing operations in our consolidated statements of operations for all periods presented. With respect to properties that were disposed of other than by sale prior to January 1, 2014, we recorded the operating results as discontinued operations for all periods presented. Operating results of properties that were disposed of other than by sale during the year ended December 31, 2014 are included in continuing operations on our consolidated statements of operations.
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
Distribution Paid
On January 2, 2015, we paid distributions of $4.7 million, which related to a distribution declared by our board of directors in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014.
Distributions Declared
On March 6, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. We expect to pay this distribution on or about March 26, 2015.
Advisory Agreement Amendment
On January 15, 2015, we and our advisor entered into an amendment to the advisory agreement between the parties to amend certain terms related to the disposition fee payable to our advisor by us. In accordance with the advisory agreement, for substantial assistance in connection with the sale of properties, loans or other investments as determined by the conflicts committee of our board of directors, we pay our advisor or our affiliates a disposition fee of 1% of the contract sales price of the properties, loans or other investments sold. However, in no event may the total commissions (including such disposition fees) paid to our advisor, our affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission. Pursuant to the amendment, the disposition fee related to the sales of GKK Properties has been modified to provide that our conflicts committee will determine in its sole discretion the amount of the disposition fee related to the sale of GKK Properties upon the terms set forth below, which disposition fee may be an amount not to exceed 1% of the contract sales price, which maximum amount is consistent with the fixed percentage applicable to the sales of other properties, loans and other investments under the advisory agreement.

The amendment provides that with respect to sales of the GKK Properties, and provided that our conflicts committee determines that our advisor has provided a substantial amount of services in connection with the sale of each GKK Property for which the payment of a disposition fee is requested by our advisor, then:

(a)
With respect to portfolio or single asset sales of GKK Properties designated by our conflicts committee in its sole discretion at or about the time of the sale, we will pay our advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other limitations and conditions set forth in the advisory agreement, as determined by our conflicts committee in its sole discretion, which fee will be payable upon the respective closing; and

(b)
With respect to sales of all other GKK Properties for which a disposition fee has not yet been paid, if, upon the sale of the final GKK Property, our conflicts committee determines in its sole discretion that we have recovered our entire investment related to the GKK Mezzanine Loan and the GKK Properties subsequent to the Settlement Agreement, after taking into consideration the net cash flow received by us from the investment, whether in the form of (i) net proceeds from the sales or other dispositions or transfers of the GKK Properties, (ii) the net cash flow related to the GKK Mezzanine Loan, (iii) the net cash flow related to the GKK Properties subsequent to the Settlement Agreement and/or (iv) other proceeds related to the assets and liabilities received under the Settlement Agreement, then we will pay our advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other conditions set forth in the advisory agreement, as determined by our conflicts committee in its sole discretion, which fee will be payable promptly upon such determination by our conflicts committee.

As of January 15, 2015, we had sold 158 GKK Properties for an aggregate contract sales price of $211.5 million for which we had not paid or accrued a disposition fee. If our conflicts committee determines we have recovered our entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, our conflicts committee may authorize us to pay our advisor a disposition fee of up to 1% of the aggregate contract sales prices of these GKK Properties sold as of January 15, 2015.
Disposition Fee Related to the Tribeca Building
In 2006 and 2007, we originally made the three debt investments (collectively, the “Tribeca Loans”) related to the Tribeca Building located at 415 Greenwich Street in New York, New York. On February 19, 2010, the borrowers under the Tribeca Loans defaulted and we foreclosed on the Tribeca Building by exercising our right to accept 100% of the ownership interest of the borrowers. We acquired the remaining unsold condominium units of the Tribeca Building (the residential, retail and parking space condominium units transferred to us are, collectively, the “Units” and, individually, each is a “Unit”). We have sold 26 residential units, two retail spaces and the parking spaces, and as the remaining two unsold residential units of the Tribeca Building were under contract to sell, on January 15, 2015, our conflicts committee approved, pursuant to the advisory agreement, the payment of a disposition fee of 1% of the contract sales price of the Units sold or to be sold. The aggregate amount of the disposition fee for the Units is approximately $0.6 million and will be payable upon the closing of the sale of the final Unit.

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
The table below summarizes the book values, weighted-average interest rates and fair values of our real estate loans receivable and notes payable for each category as of December 31, 2014 based on the maturity dates as of December 31, 2014 (dollars in thousands):

	Maturity Date (1)						Total Book Value (2)
	2015	2016	2017	2018	2019	Thereafter		Fair Value
Assets
Loans receivable
Mezzanine loans - fixed rate	$—	$—	$1,187	$—	$—	$—	$1,187	$1,362
Weighted-average annual effective interest rate (3)	—	—	3.9%	—	—	—	3.9%
Mortgage loans - fixed rate	$6,920	$—	$—	$—	$—	$—	$6,920	$6,869
Weighted-average annual effective interest rate (3)	8.1%	—	—	—	—	—	8.1%
B-notes - fixed rate	$—	$—	$20,815	$—	$—	$—	$20,815	$17,587
Weighted-average annual effective interest rate (3)	—	—	11.4%	—	—	—	11.4%
Liabilities
Notes payable
Fixed rate - Historical real estate properties	$—	$62,200	$—	$—	$—	$—	$62,200	$65,721
Weighted-average interest rate (4)	—	5.9%	—	—	—	—	5.9%
Fixed rate - GKK Properties mortgage loans	$—	$63,394	$123,665	$—	$134,876	$52,714	$374,649	$401,219
Weighted-average interest rate (4)	—	5.5%	6.2%	—	6.0%	5.4%	5.9%
Variable rate - Historical real estate properties	$—	$181,249	$—	$—	$—	$—	$181,249	$181,274
Weighted-average interest rate (4)	—	2.0%	—	—	—	—	2.0%
Variable rate - GKK Properties mortgage loans	$—	$—	$40,000	$—	$—	$—	$40,000	$40,160
Weighted-average interest rate (4)	—		3.2%	—	—	—	3.2%
_____________________
(1) The maturity dates presented are as of December 31, 2014.
(2) Book value of loans receivable is presented net of asset-specific reserves. Book value of notes payable is presented net of discounts and premiums on notes payable.
(3) The weighted-average annual effective interest rate is calculated based on actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment during 2014. The weighted-average effective interest rates presented are as of December 31, 2014.
(4) The weighted-average interest rate as of December 31, 2014 is calculated as the contractual interest rate in effect as of December 31, 2014, using interest rate indices as of December 31, 2014, where applicable.

We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2014, the fair value and book value of our fixed rate real estate loans receivable were $25.8 million and $28.9 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2014, the fair value of our fixed rate debt was $466.9 million and the carrying value of our fixed rate debt was $436.8 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on our $221.2 million of variable rate debt outstanding. Based on interest rates as of December 31, 2014, if interest rates are 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt outstanding would increase by approximately $2.2 million. As of December 31, 2014, one-month LIBOR was 0.17125% and if this index was reduced to 0% during the 12 months ending December 31, 2015, interest expense on our variable rate debt would decrease by $0.4 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of December 31, 2014 was 9.5%. The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2014, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2014 were 5.9% and 2.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2014, using interest rate indices as of December 31, 2014, where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbsreit.com.
The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein at pages F-44 through F-61 of this report:
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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087

10.1
Assumption and Joinder Agreement (related to the Portfolio Loan - University Avenue), by and among various indirect wholly owned subsidiaries of the Company, U.S. Bank National Association and Bank of America, N.A., dated as of January 21, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.2
Assumption and Joinder Agreement (related to the Portfolio Loan - Tysons Dulles Plaza), by and among various indirect wholly owned subsidiaries of the Company, U.S. Bank National Association and Bank of America, N.A., dated as of January 21, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013

10.3
Fourth Amendment to Loan Agreement (related to BBD2), by and between First States Investors 5200, LLC and Wells Fargo Bank, N.A., as Trustee for the Holders of BSDB 2005-AFR1 Trust Commercial Mortgage Pass-Through Certificates, Series 2005-AFR1 dated as of April 16, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

10.4
Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of November 8, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 8, 2014

10.5
Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 15, 2015

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

/s/ Ernst & Young LLP

Irvine, California
March 9, 2015

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Real estate held for investment:
Land	$284,079	$293,340
Buildings and improvements	926,334	948,105
Tenant origination and absorption costs	88,349	107,471
Total real estate held for investment, at cost and net of impairment charges	1,298,762	1,348,916
Less accumulated depreciation and amortization	(192,380)	(168,087)
Total real estate held for investment, net	1,106,382	1,180,829
Real estate held for sale, net	12,129	97,970
Foreclosed real estate held for sale	12,045	19,064
Total real estate, net	1,130,556	1,297,863
Real estate loans receivable, net	28,922	29,768
Real estate securities	—	7,973
Total real estate and real estate-related investments, net	1,159,478	1,335,604
Cash and cash equivalents	58,675	211,391
Restricted cash	62,755	101,069
Rents and other receivables, net	41,548	37,285
Above-market leases, net	22,767	26,916
Assets related to real estate held for sale	1,046	5,837
Deferred financing costs, prepaid expenses and other assets, net	29,898	26,795
Total assets	$1,376,167	$1,744,897
Liabilities and equity
Notes payable:
Notes payable	$652,398	$908,982
Notes payable related to real estate held for sale	5,700	53,300
Total notes payable	658,098	962,282
Accounts payable and accrued liabilities	22,579	34,288
Due to affiliates	444	—
Distributions payable	4,699	—
Below-market leases, net	40,854	53,617
Liabilities related to real estate held for sale	308	3,125
Other liabilities	36,412	35,692
Total liabilities	763,394	1,089,004
Commitments and contingencies (Note 15)
Redeemable common stock	10,000	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 187,845,515 and 189,616,701 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1,879	1,896
Additional paid-in capital	1,662,483	1,670,356
Cumulative distributions and net losses	(1,061,589)	(1,030,911)
Accumulated other comprehensive income	—	4,552
Total stockholders’ equity	602,773	645,893
Total liabilities and stockholders’ equity	$1,376,167	$1,744,897
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$151,351	$160,014	$157,317
Tenant reimbursements	54,366	51,306	53,272
Interest income from real estate loans receivable	3,077	3,258	3,189
Interest income from real estate securities	—	—	689
Parking revenues and other operating income	3,671	3,726	3,626
Total revenues	212,465	218,304	218,093
Expenses:
Operating, maintenance, and management	84,288	86,204	80,899
Real estate taxes, property-related taxes, and insurance	27,243	28,989	28,121
Asset management fees to affiliate	9,975	10,110	10,355
General and administrative expenses	18,788	17,861	22,439
Depreciation and amortization	71,613	75,745	81,964
Interest expense	45,923	61,682	67,035
Impairment charges on real estate held for investment	10,117	40,190	31,882
Provision for loan losses	1,973	—	142
Total expenses	269,920	320,781	322,837
Other income
Gain on sales of real estate securities (includes $4.5 million, $10.6 million and $25.2 million of unrealized gains reclassified from accumulated other comprehensive income during the years ended December 31, 2014, 2013 and 2012, respectively)	4,410	10,470	25,456
Gain on sales of real estate, net	2,282	—	—
Gain on sales of foreclosed real estate held for sale	1,108	378	127
Income from unconsolidated joint venture	—	—	750
Gain from extinguishment of debt	21,328	—	—
Other interest income	535	658	44
Other income	403	2,731	—
Total other income	30,066	14,237	26,377
Loss from continuing operations	(27,389)	(88,240)	(78,367)
Discontinued operations:
Gain on sales of real estate, net	4,797	47,997	53,691
Income (loss) from discontinued operations	1,583	2,723	(2,761)
Impairment charges on discontinued operations	(257)	(8,975)	(37,218)
Gain from extinguishment of debt on discontinued operations	—	—	21,513
Total income from discontinued operations	6,123	41,745	35,225
Net loss	$(21,266)	$(46,495)	$(43,142)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.14)	$(0.46)	$(0.41)
Discontinued operations	0.03	0.22	0.18
Net loss per common share	$(0.11)	$(0.24)	$(0.23)
Weighted-average number of common shares outstanding, basic and diluted	188,891,977	190,454,153	191,547,385
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(21,266)	$(46,495)	$(43,142)
Other comprehensive (loss) income
Unrealized change in market value of real estate securities	(100)	13,867	1,294
Reclassification of realized gain on real estate securities	(4,452)	(10,609)	(25,240)
Unrealized gains on derivative instruments	—	114	1,348
Total other comprehensive (loss) income	(4,552)	3,372	(22,598)
Total comprehensive loss	$(25,818)	$(43,123)	$(65,740)
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2011	190,731,533	$1,907	$1,639,228	$(850,032)	$23,778	$814,881
Net loss	—	—	—	(43,142)	—	(43,142)
Other comprehensive loss	—	—	—	—	(22,598)	(22,598)
Issuance of common stock	1,713,996	17	11,114	—	—	11,131
Redemptions of common stock	(1,384,513)	(13)	(7,715)	—	—	(7,728)
Transfers from redeemable common stock	—	—	35,376	—	—	35,376
Distributions declared	—	—	—	(16,227)	—	(16,227)
Commissions to affiliate on stock issuances	—	—	(262)	—	—	(262)
Other offering costs	—	—	(16)	—	—	(16)
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net loss	—	—	—	(46,495)	—	(46,495)
Other comprehensive income	—	—	—	—	3,372	3,372
Redemptions of common stock	(1,444,315)	(15)	(7,369)	—	—	(7,384)
Distributions declared	—	—	—	(75,015)	—	(75,015)
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(21,266)	—	(21,266)
Other comprehensive loss	—	—	—	—	(4,552)	(4,552)
Redemptions of common stock	(1,771,186)	(17)	(7,873)	—	—	(7,890)
Distributions declared	—	—	—	(9,412)	—	(9,412)
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$—	$602,773
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(21,266)	$(46,495)	$(43,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	71,613	75,745	81,964
Discontinued operations	—	6,514	58,099
Impairment charges on real estate - continuing operations	10,117	40,190	31,882
Impairment charges on real estate - discontinued operations	257	8,975	37,218
Noncash interest income on real estate-related investments	(975)	(1,009)	(575)
Change in provision for loan losses	1,973	—	53
Deferred rent	(3,351)	(4,095)	(6,662)
Bad debt expense	683	2,490	835
Amortization of deferred financing costs	1,581	1,216	6,850
Deferred interest payable	637	2,184	—
Amortization of above- and below-market leases, net	(9,040)	(11,212)	(17,767)
Gain on sales of foreclosed real estate held for sale	(1,108)	(378)	(127)
Gain on sales of real estate, net	(7,079)	(47,997)	(53,691)
Gain on sales of real estate securities	(4,410)	(10,470)	(25,456)
Gain on extinguishment of debt	(21,328)	—	(21,513)
Amortization of discounts and premiums on notes payable, net	3,371	4,198	1,429
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	23,222	4,177	2,809
Rents and other receivables	(4,876)	6,586	2,801
Prepaid expenses and other assets	(7,241)	(5,714)	2,444
Accounts payable and accrued liabilities	(8,508)	(6,076)	(5,049)
Due to affiliates	45	(104)	104
Other liabilities	2,170	(9,219)	(18,068)
Net cash provided by operating activities	26,487	9,506	34,438
Cash Flows from Investing Activities:
Improvements to real estate	(27,377)	(20,359)	(21,805)
Proceeds from sales of real estate, net	93,335	183,379	833,469
Proceeds from sales of foreclosed real estate held for sale	8,861	7,589	2,700
Proceeds from sale of real estate loans receivable	—	—	16,830
Principal repayments on real estate loans receivable	127	87	18
Extension fees related to real estate loans receivable	—	—	103
Proceeds from sale of real estate securities	7,831	22,166	46,214
Purchases of pledged securities	—	—	(1,833)
Maturities of pledged securities	—	—	10,424
Net change in restricted cash for capital expenditures	1,950	3,941	2,558
Payment of contingent consideration related to the GKK Properties	—	(12,000)	—
Net cash provided by investing activities	84,727	184,803	888,678
Cash Flows from Financing Activities:
Proceeds from notes payable	42,500	185,634	159,382
Principal payments on notes payable	(293,358)	(343,498)	(699,525)
Principal payments on repurchase agreements	—	—	(149,657)
Cash surrendered from deed in lieu of foreclosures	(9)	—	(162)
Net change in restricted cash for debt service obligations	1,271	3,729	(8,410)
Payments of deferred financing costs	(1,731)	(962)	(2,557)
Payments to redeem common stock	(7,890)	(7,384)	(7,728)
Payments of commissions on stock issuances and other offering costs	—	—	(278)
Distributions paid to common stockholders	(4,713)	(75,015)	(13,594)
Net cash used in financing activities	(263,930)	(237,496)	(722,529)
Net (decrease) increase in cash and cash equivalents	(152,716)	(43,187)	200,587
Cash and cash equivalents, beginning of period	211,391	254,578	53,991
Cash and cash equivalents, end of period	$58,675	$211,391	$254,578
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of December 31, 2014, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 401 real estate properties (of which two properties were held for sale), including the GKK Properties (defined below). In addition, as of December 31, 2014, the Company owned four real estate loans receivable, a participation interest with respect to a real estate joint venture and a 10-story condominium building with 62 units acquired through foreclosure, of which two condominium units were owned by the Company and held for sale.
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
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (as amended, the “Advisory Agreement”) in effect through November 8, 2015. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of December 31, 2014, the Company had redeemed 11,590,065 of the shares sold in the Offering for $85.4 million.
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
December 31, 2014

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. The Company early adopted ASU No. 2014-08 (defined below) for the reporting period beginning January 1, 2014. As a result, certain reclassifications were made to the consolidated balance sheets, statements of operations and footnote disclosures for all applicable periods presented to reflect properties sold or held for sale during the period ended December 31, 2014. Operating results of properties that were classified as held for sale in financial statements prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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
Real Estate Held for Sale and Discontinued Operations
The Company generally considers non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, the Company records the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business during the year ended December 31, 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
December 31, 2014

Real Estate Held for Non-Sale Disposition
The Company considers real estate assets that do not meet the criteria for held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition.  The assets and liabilities related to real estate held for non-sale disposition are included in the Company’s consolidated balance sheets and the results of operations are presented as part of continuing operations in the Company’s consolidated statements of operations for all periods presented. With respect to properties that were disposed of other than by sale prior to January 1, 2014, the Company records the operating results as discontinued operations for all periods presented. Operating results of properties that were disposed of other than by sale during the year ended December 31, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
December 31, 2014

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans receivable. Actual losses, if any, could differ significantly from estimated amounts.
Participation Interest in an Unconsolidated Joint Venture
The Company holds a participation interest with respect to a real estate joint venture.  The carrying value of this participation interest as of December 31, 2014 and 2013 was $0 and the Company did not record any income or losses with respect to this participation interest during the years ended December 31, 2014, 2013 and 2012.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2014. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, rent from master lease, letters of credit, debt service obligations and capital improvements and replacements.
Real Estate Securities
The Company classifies its investments in real estate securities as available-for-sale, since the Company may sell them prior to their maturity but does not hold them principally for the purpose of making frequent investments and sales with the objective of generating profits on short-term differences in price. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are generally based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. In certain circumstances, such as when the market for the securities becomes inactive, the Company may determine it is appropriate to perform an internal valuation of the securities. Upon the sale of a security, the previously recognized unrealized gain (loss) is reversed out of accumulated other comprehensive income (loss) and the actual realized gain (loss) is recognized in earnings.
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
December 31, 2014

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
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings. As of December 31, 2014, the Company had no derivative instruments.
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
December 31, 2014

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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Share Redemption Program
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program, including:

•
During each calendar year, special redemptions are limited to an annual amount determined by the board of directors. The annual dollar limitation for special redemptions may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2014 was $10.0 million in the aggregate. On December 9, 2014, the Company’s board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
If the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the share redemption program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in the Company’s most recently effective registration statement, as such registration statement has been amended or supplemented, then the Company would redeem all of such stockholder’s shares.
The Company redeems shares eligible for redemption at the estimated value per share of the Company’s common stock as of the applicable redemption date.
On December 18, 2013, the Company’s board of directors approved an estimated value per share of the Company’s shares of common stock of $4.45 per share (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities, or net asset value, divided by the number of shares outstanding, as of September 30, 2013, with the exception of the Company’s appraised real estate properties, which were appraised as of November 30, 2013. As such, the redemption price for shares eligible for redemption was $4.45 per share for redemption dates from December 2013 through November 2014.
On December 9, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.52 (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014. Commencing with the December 2014 redemption date and until the estimated value per share is updated, the redemption price for all shares eligible for redemption is $4.52 per share (unaudited).
The estimated value per share was based upon the recommendation and valuation prepared by the Advisor. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets less the fair value of its liabilities according to GAAP, nor does it represent a liquidation value of the Company’s assets and liabilities or the amount the Company’s shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell, debt prepayment penalties or defeasance costs that could apply upon the prepayment of certain of the Company’s debt obligations or the impact of restrictions on the assumption of debt.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in December of each year.
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
The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2014, the Company redeemed $7.9 million of common stock. The only redemptions the Company made under the share redemption program in 2014 were those that qualified as, and met the requirements for, special redemptions. In 2014, the Company fulfilled all redemption requests that qualified as special redemptions under the Company’s share redemption program.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it did not incur any subordinated participation in net cash flows or subordinated incentive listing fees during the year ended December 31, 2014 or any previous periods.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
Disposition Fees
For substantial assistance in connection with the sale of properties or other investments, the Company pays the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold. On January 15, 2015, the Company and the Advisor entered into an amendment to the Advisory Agreement between the parties to amend certain terms related to the disposition fee payable to the Advisor by the Company. See Note 16, “Subsequent Events — Advisory Agreement Amendment.”

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to continue to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, returns for the calendar years 2010 through 2013 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock, as there were no potentially dilutive securities outstanding during the years ended December 31, 2014, 2013 and 2012, respectively.
Distributions declared per share of common stock were $0.050, $0.395 and $0.085 for the years ended December 31, 2014, 2013 and 2012, respectively. For the period from January 1, 2012 through February 28, 2012, distributions were based on daily record dates and calculated at a rate of $0.00143836 per share per day. Each day during the period from January 1, 2012 through February 28, 2012 was a record date for distributions. On November 6, 2013, the Company’s board of directors declared a distribution in the amount of $0.395 per share of common stock to stockholders of record as of the close of business on November 8, 2013. On September 30, 2014, the Company’s board of directions declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014. On December 9, 2014, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014.
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
December 31, 2014

Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2014, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 10.2 million rentable square feet and was 79% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.6 million rentable square feet related to the GKK Properties held for investment, which were 80% occupied as of December 31, 2014.
The following table summarizes the Company’s investments in real estate as of December 31, 2014 and 2013 (in thousands), including real estate held for non-sale disposition:

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of December 31, 2014:
Office	$71,491	$423,650	$1,824	$496,965
Industrial	16,788	80,565	3,137	100,490
GKK Properties	195,800	422,119	83,388	701,307
Real estate held for investment, at cost and net of impairment charges (1)	$284,079	$926,334	$88,349	$1,298,762
Accumulated depreciation/amortization	—	(155,353)	(37,027)	(192,380)
Real estate held for investment, net	$284,079	$770,981	$51,322	$1,106,382
As of December 31, 2013:
Office	$73,480	$418,921	$5,515	$497,916
Industrial (2)	16,788	82,816	5,220	104,824
GKK Properties (2)	203,072	446,368	96,736	746,176
Real estate held for investment, at cost and net of impairment charges	$293,340	$948,105	$107,471	$1,348,916
Accumulated depreciation/amortization	—	(129,127)	(38,960)	(168,087)
Real estate held for investment, net	$293,340	$818,978	$68,511	$1,180,829
_____________________
(1) See “—Impairment of Real Estate.”
(2) The Company owned one industrial property and seven GKK Properties encompassing approximately 0.8 million rentable square feet that were held for non-sale disposition as of December 31, 2013.
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the Company’s leases, including the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 12.2 years with a weighted-average remaining term of 5.2 years. As of December 31, 2014, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 12.2 years with a weighted-average remaining term of 5.4 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of December 31, 2014, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2015 and 2016. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.0 million and $3.2 million as of December 31, 2014 and 2013, respectively.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

During the years ended December 31, 2014, 2013 and 2012, the Company recognized deferred rent from tenants of $3.4 million, $4.0 million and $5.2 million, respectively. These excess amounts for the years ended December 31, 2014, 2013 and 2012 were net of $1.4 million, $1.4 million and $0.4 million of lease incentive amortization, respectively. As of December 31, 2014 and 2013, the cumulative deferred rent balance was $31.4 million and $27.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.0 million and $6.0 million of unamortized lease incentives as of December 31, 2014 and 2013, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of December 31, 2014 for the years ending December 31 is as follows (in thousands):

2015	$129,108
2016	126,527
2017	116,538
2018	103,040
2019	88,230
Thereafter	225,331
$788,774
As of December 31, 2014, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	67	$61,604	47.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2014, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has approximately 400 tenants over a diverse range of industries and geographical regions. As of December 31, 2014 and 2013, the Company had a bad debt expense reserve of $1.1 million and $6.4 million. During the years ended December 31, 2014, 2013 and 2012, the Company recorded bad debt expense related to its tenant receivables of $0.5 million, $2.2 million and $0.7 million, respectively.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

As of December 31, 2014, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased (1)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,093,593	30.4%	$27,465	21.0%	$8.88	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2014, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of December 31, 2014, lease expiration dates ranged from 2015 through 2026 with a weighted-average remaining term of 5.2 years. Additionally, as of December 31, 2014, certain of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2015 and 2016.
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

	Years Ended December 31,
	2014	2013	2012
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$84,247	$88,942	$83,334
Income before income taxes	6,855	16,172	3,072
Net income	4,833	11,431	4,188

	As of
	December 31, 2014	December 31, 2013
Consolidated Balance Sheets (in millions)
Total assets	$2,104,534	$2,102,273
Total liabilities	1,861,063	1,869,588
Total stockholders’ equity	243,471	232,685
No other tenant represented more than 10% of the Company’s annualized base rent.
Geographic Concentration Risk
As of December 31, 2014, the Company’s net investments in real estate in North Carolina represented 12% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Impairment of Real Estate
Due to changes in cash flow estimates and hold periods, the Company recognized non-cash impairment charges to write-down the carrying value of certain of its real estate investments to their estimated fair values. During the year ended December 31, 2014, the Company recorded impairment charges of $10.1 million with respect to six properties (including two GKK Properties). Included in the Company’s impairment charges during the year ended December 31, 2014 was a $7.2 million impairment charge to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value due to a change in cash flow projections. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a continued lag in demand in the Washington D.C. office rental market, resulting in ongoing leasing challenges and lower projected revenue growth.  The Company also revised its cash flow projections to account for higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants. In addition to the impairment on Tysons Dulles Plaza, the Company recognized impairment charges during the year ended December 31, 2014 of $2.9 million related to five other properties held for investment. No impairment charge related to any individual property was greater than $1.3 million. These impairments generally resulted from changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.
During the year ended December 31, 2013, the Company recorded impairment charges of $40.2 million with respect to 11 of its real estate properties held for investment, consisting of (i) $19.5 million related to its investment in Tysons Dulles Plaza, (ii) $6.6 million related to its investment in Bridgeway Technology Center, (iii) $4.2 million related to its investment in the University Park Buildings, and (iv) $9.9 million related to eight other properties held for investment.
The Company recognized an impairment charge during the year ended December 31, 2013 of $19.5 million to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza to its estimated fair value. The Company revised its cash flow projections for Tysons Dulles Plaza to address various deferred maintenance issues and other building system upgrades and replacements. The Company also revised its cash flow projections for Tysons Dulles Plaza because of a decrease in demand in the Washington D.C. office rental market, resulting in lower projected revenues, higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants.
The Company recognized an impairment charge during the year ended December 31, 2013 of $6.6 million related to its investment in Bridgeway Technology Center, an office-flex property located in Newark, California, due to a change in the projected hold period and a decrease in projected cash flows as a result of a difficult leasing environment.
The Company recognized an impairment charge during the year ended December 31, 2013 of $4.2 million related to its investment in the University Park Buildings, an office property located in Sacramento, California, due to a decrease in projected rental rates. As a result, the projected undiscounted cash flows decreased to an amount less than the carrying value of the property and the Company recognized an impairment charge to reduce the carrying value of the University Park Buildings to their estimated fair value.
The Company recognized impairment charges during the year ended December 31, 2013 $9.9 million related to eight other properties held for investment. No impairment charge related to any individual property was greater than $2.2 million. These impairments generally resulted from changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.
See Note 7, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2014 and 2013, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cost, net of impairments (1)	$88,349	$107,471	$34,329	$36,586	$(76,128)	$(83,300)
Accumulated amortization (1)	(37,027)	(38,961)	(11,562)	(9,670)	35,274	29,683
Net amount	$51,322	$68,510	$22,767	$26,916	$(40,854)	$(53,617)
_____________________
(1) In 2014 and 2013, the Company wrote-off fully amortized tenant origination and absorption costs of $16.8 million and $12.0 million, respectively, above-market lease assets of $1.3 million and $3.4 million, respectively, and below-market lease liabilities of $6.2 million and $2.0 million, respectively.
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Amortization	$(16,345)	$(18,483)	$(22,440)	$(3,790)	$(4,560)	$(6,840)	$12,531	$12,875	$13,545
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2014 is expected to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2015	$(11,336)	$(3,396)	$10,548
2016	(9,246)	(3,196)	9,550
2017	(8,454)	(2,752)	8,395
2018	(7,935)	(2,495)	5,384
2019	(6,298)	(2,093)	4,068
Thereafter	(8,053)	(8,835)	2,909
	$(51,322)	$(22,767)	$40,854
Weighted-Average Remaining Amortization Period	6.0 years	8.4 years	4.9 years

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2014 and 2013, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2014 (1)	Book Value as of December 31, 2014 (2)	Book Value as of December 31, 2013 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,160	$5,181	$5,025	5.4%	3.9%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	6,920	6,920	6,878	8.0%	8.1%	09/01/2015
San Diego Office Portfolio B-Note San Diego, California (6)	10/26/2007	Office	B-Note	20,000	17,450	16,710	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,886	3,365	3,245	6.1%	12.4%	07/11/2017
				$35,966	$32,916	$31,858
Reserve for Loan Losses (7)				—	(3,994)	(2,090)
				$35,966	$28,922	$29,768
_____________________
(1) Outstanding principal balance as of December 31, 2014 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2014, using the interest method, divided by the average amortized cost basis of the investment during 2014. The contractual interest rates and annualized effective interest rates presented are as of December 31, 2014.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of December 31, 2014. See “—Reserve for Loan Losses.”
(5) On August 29, 2014, the Company and the borrower under the Lawrence Village Plaza Loan Origination entered into a loan modification under which the maturity date was extended to September 1, 2015.
(6) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the year ended December 31, 2014, the Company recognized $1.9 million of interest income related to its investment in this loan.
(7) See “—Reserve for Loan Losses.”
As of December 31, 2014 and 2013, interest receivable from real estate loans receivable was $0.1 million and $0.5 million, respectively, and is included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2014 (in thousands):

Face Value (Funded)
2015	$6,920
2016	—
2017	29,046
$35,966

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2014 (in thousands):

Real estate loans receivable, net - December 31, 2013	$29,768
Deferred interest	279
Principal repayments received on real estate loans receivable	(127)
Accretion of discounts on purchased real estate loans receivable	1,007
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(32)
Change in loan loss reserve	(1,973)
Real estate loans receivable, net - December 31, 2014	$28,922
The following summarizes the Company’s investments in real estate loans receivable as of December 31, 2014 (in thousands):

Outstanding principal balance	$35,966
Discounts on real estate loans receivable	(8,060)
Accumulated accretion of discounts on purchases of real estate loans receivable	4,894
Origination fees and costs on purchases and originations of real estate loans receivable	348
Accumulated amortization of origination fees and costs, net	(232)
Reserve for loan losses	(3,994)
Real estate loans receivable, net - December 31, 2014	$28,922
For the years ended December 31, 2014, 2013 and 2012, interest income from real estate loans receivable consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Contractual interest income	$2,102	$2,249	$2,363
Interest accretion	1,007	972	767
Amortization of origination fees and costs and acquisition costs, net	(32)	37	59
Interest income from real estate loans receivable	$3,077	$3,258	$3,189
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. During the years ended December 31, 2014 and 2013, the Company recognized $0.2 million and $0.4 million, respectively, of interest income related to the Sandmar Mezzanine Loan, which has an asset-specific reserve.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the year ended December 31, 2014 were as follows (in thousands):

Reserve for loan losses, December 31, 2013	$2,090
Provision for loan losses	1,973
Reduction to reserve for loan losses	(69)
Reserve for loan losses, December 31, 2014	$3,994
As of December 31, 2014, the total reserve for loan losses consisted of $4.0 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.2 million.
The Company recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the year ended December 31, 2014. During the year ended December 31, 2013, the Company did not record a provision for loan loss reserves. As of December 31, 2014, the borrower under the Sandmar Mezzanine Loan was delinquent and the Company will recognize income on this loan on a cost-recovery basis.

6.	REAL ESTATE SECURITIES
During the year ended December 31, 2014, the Company sold 1,386,602 shares of common stock of Gramercy for an aggregate sales price of $7.9 million. As a result, during the year ended December 31, 2014, the Company realized a gain on sale of its shares of common stock of Gramercy of $4.4 million. The following summarizes the activity related to real estate securities for the year ended December 31, 2014 (in thousands):

	Amortized Cost Basis	Unrealized Gains (Losses)	Total
Real estate securities - December 31, 2013	$3,421	$4,552	$7,973
Unrealized change in market value of real estate securities	—	(100)	(100)
Sale of real estate securities	(3,421)	(4,452)	(7,873)
Real estate securities - December 31, 2014	$—	$—	$—

7.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. For more information, see Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards Update.” Properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. The operations and the aggregate net gains recognized upon the dispositions of properties that were classified as held for sale or to be disposed of prior to the reporting period beginning January 1, 2014 are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2013, the Company disposed of 112 properties (of which 111 were GKK Properties). During the year ended December 31, 2014, the Company disposed of 16 properties (of which 11 were GKK Properties), transferred a portfolio of five properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio (defined below), terminated its leasehold interest in three properties, transfered two GKK Properties to the lenders in connection with foreclosure proceedings (see Note 9, “Notes Payable — Loan Maturities and Defaults,” for information regarding foreclosure proceedings) and classified two properties (of which one was a GKK Property) with an aggregate net book value of $12.8 million as held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following summary presents the major components of assets related to real estate held for sale and liabilities related to real estate held for sale as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$13,157	$111,922
Accumulated depreciation and amortization	(1,028)	(13,952)
Real estate held for sale, net	12,129	97,970
Other assets	1,046	5,837
Total assets related to real estate held for sale	$13,175	$103,807
Liabilities related to real estate held for sale
Notes payable	5,700	53,300
Other liabilities	308	3,125
Total liabilities related to real estate held for sale	$6,008	$56,425
During the year ended December 31, 2014, the Company classified one historical real estate property as held for sale. In addition, the Company sold four historical real estate properties and two GKK Properties, disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting period prior to January 1, 2014. In accordance with the Company’s early adoption of ASU No. 2014-08, the operations of these properties are included in continuing operations on the accompanying statements of operations. The following table summarizes certain revenue and expenses related to these properties for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues
Rental income	$7,992	$14,993	$14,629
Tenant reimbursements and other operating income	2,020	3,004	2,811
Total revenues	10,012	17,997	17,440
Expenses
Operating, maintenance, and management	2,795	8,066	6,754
Real estate taxes and insurance	1,683	2,695	1,482
Asset management fees to affiliate	326	522	512
General and administrative expenses	50	13	42
Depreciation and amortization	2,263	4,604	7,382
Interest expense	4,483	7,801	4,525
Impairment of real estate	2,196	873	14,200
Total expenses	13,796	24,574	34,897

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Discontinued Operations
The following table summarizes operating income (loss) from discontinued operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total revenues and other income	$2,505	$26,297	$198,388
Total expenses	922	23,574	201,149
Income (loss) from discontinued operations before gain on sales of real estate, net and impairment charge	1,583	2,723	(2,761)
Gain on sales of real estate, net	4,797	47,997	53,691
Impairment charge	(257)	(8,975)	(37,218)
Gain from extinguishment of debt	—	—	21,513
Income (loss) from discontinued operations	$6,123	$41,745	$35,225

8.	FORECLOSED REAL ESTATE HELD FOR SALE
In 2006 and 2007, the Company originally made three debt investments (collectively, the “Tribeca Loans”) related to the Tribeca Building located at 415 Greenwich Street in New York, New York. On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the Tribeca Building by exercising its right to accept 100% of the ownership interest of the borrowers. The Company acquired the remaining unsold condominium units of the Tribeca Building (the residential, retail and parking space condominium units transferred to the Company are, collectively, the “Units” and, individually, each is a “Unit”) and assumed the project liabilities. The Company recorded the Tribeca Building at fair value using a discounted cash flow valuation model based on the net realizable value (expected sales price less estimated costs to sell the unsold Units) of the real estate.
As of December 31, 2014, the Company’s investment in the Tribeca Building consisted of two Units with a carrying value of $12.0 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. As of December 31, 2014, the remaining two Units in the Tribeca Building were under contract to sell. As such, and pursuant to the Advisory Agreement, on January 15, 2015, the conflicts committee of the Company’s board of directors approved a disposition fee to the Advisor equal to 1% of the aggregate contract sales price of the Units sold or to be sold by the Company.  As a result, the Company recorded a disposition fee of $0.4 million, which is included in gain on sales of foreclosed real estate held for sale on the accompanying consolidated statements of operations, related to 26 Units, two retail Units and the parking space Units sold as of December 31, 2014.  The disposition fee is calculated on a Unit by Unit basis and subject to other limitations set forth under the Advisory Agreement.
During the year ended December 31, 2014, the Company sold one Unit and recognized a gain on sale of $1.1 million (which includes disposition fees of $0.4 million discussed above) and recorded expenses of $1.2 million related to foreclosed real estate held for sale. Disposition fees are not payable until the final condominium unit is sold. During the year ended December 31, 2013, the Company sold two retail Units and parking space Units and recognized a gain on sale of $0.4 million and recorded expenses of $1.5 million related to foreclosed real estate held for sale. During the year ended December 31, 2012, the Company sold one Unit and recognized a gain on sale of $0.1 million and recorded expenses of $2.6 million related to foreclosed real estate held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

9.    NOTES PAYABLE
As of December 31, 2014 and 2013, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of December 31, 2014	Book Value as of December 31, 2013	Contractual Interest Rates as of December 31, 2014 (1)	Weighted-Average Interest Rates as of December 31, 2014 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$62,200	$165,399	5.9%	5.9%	1.8
GKK Properties mortgage loans	381,179	600,694	5.3% - 6.8%	5.9%	3.9
	443,379	766,093
Variable Rate
Mortgage loans	181,249	210,400	One-month LIBOR + 1.80%	2.0%	1.0
GKK Properties mortgage loans	40,000	—	One-month LIBOR + 3.00%	3.2%	2.4
	221,249	210,400
Total notes payable principal outstanding	664,628	976,493
Discount on notes payable, net (3)	(6,530)	(14,211)
Total notes payable, net	$658,098	$962,282
_____________________
(1) Contractual interest rates as of December 31, 2014 represent the range of interest rates in effect under these loans as of December 31, 2014. Weighted-average interest rates as of December 31, 2014 are calculated as the actual interest rates in effect under these loans as of December 31, 2014 (consisting of the contractual interest rates), using interest rate indices as of December 31, 2014, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of December 31, 2014; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the loans were assumed. The discount and premium are amortized over the remaining life of the respective loan.
As of December 31, 2014 and 2013, the Company’s deferred financing costs were $2.0 million and $1.9 million, respectively, net of amortization. During the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense, net of discontinued operations, of $45.9 million, $61.7 million and $67.0 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.5 million, $0.8 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively and (ii) the amortization of discount and premium on notes payable, which increased interest expense by $3.4 million, $2.5 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, $1.9 million and $7.9 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2014 (in thousands):

2015	$15,651
2016	321,597
2017	159,175
2018	8,651
2019	126,044
Thereafter	33,510
$664,628

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following summarizes the activity related to notes payable for the year ended December 31, 2014 (in thousands):

Total notes payable, net - December 31, 2013	$962,282
Proceeds from notes payable	42,500
Deferred interest payable	637
Principal repayments	(269,830)
Extinguishment of debt - discounted payoff agreement	(26,825)
Extinguishment of debt - foreclosure or deed-in-lieu of foreclosure	(54,037)
Amortization of discount and premium on notes payable, net	3,371
Total notes payable, net - December 31, 2014	$658,098
Significant Financing Transaction
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
BBD2 Loan
On April 16, 2014, the Company entered into an amendment (the “Fourth Amendment”) with respect to a mortgage loan the Company assumed pursuant to the Settlement Agreement (the “BBD2 Loan”). Pursuant to the terms of the Fourth Amendment, the Company paid to the lender under the BBD2 Loan (the “BBD2 Lender”) the amount of $52.0 million, $7.0 million of which was drawn from a reserve fund. The $52.0 million payment was applied to the outstanding balance of the BBD2 Loan free of defeasance, prepayment or any other fees, costs, expenses, restrictions or obligations of any type. Among other modifications, the Company and the BBD2 Lender also agreed upon a revised method of calculating operating income and the removal of the limitation on the number of times an event causing the imposition of a “cash trap” could be cured by the Company under the BBD2 Loan Agreement, as disclosed in the Fourth Amendment. As of December 31, 2014, the outstanding principal balance for the BBD2 Loan was $138.0 million.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Loan Maturities and Defaults
During the year ended December 31, 2014, the Company: entered into a discounted payoff agreement with respect to a loan secured by one of the Company’s historical real estate investments with an outstanding principal balance of $26.8 million (the “Bridgeway Technology Center Mortgage Loan”); entered into a deed-in-lieu of foreclosure and transferred the GKK Properties that secured a mortgage loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $6.1 million (the “BOA Windsor Mortgage Portfolio Loan”) to the lender in full satisfaction of the debt and other obligations due under the loan; transferred a GKK Property that secured a mortgage loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $37.6 million (the “801 Market Street Mortgage Loan”) to the lender in connection with a foreclosure; and transferred a GKK Property that secured a mortgage loan the Company assumed pursuant to the Settlement Agreement with an outstanding principal balance of $14.6 million (the “Jenkins Court Mortgage Loan”) to the lender in connection with a foreclosure. During the year ended December 31, 2014, the Company recorded gain from extinguishment of debt of $21.3 million.
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
801 Market Street Mortgage Loan
The 801 Market Street Mortgage Loan matured on February 1, 2013 and as a result of the maturity, the lender commenced foreclosure proceedings and sought a judgment against the Company in the amount of $35.3 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of June 17, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property securing the 801 Market Street Mortgage Loan (“801 Market Street”) during the foreclosure proceedings. Upon the appointment of a receiver, the Company was precluded from any participation in the management of, or access to income or any financial information with respect to, 801 Market Street. The foreclosure sale of 801 Market Street took place on July 1, 2014 and title to the property transferred to the purchaser as of August 9, 2014, at which point the Company derecognized the property. In connection with the transfer of title to 801 Market Street to the purchaser, the lender released the Company from all debt and other obligations due under the 801 Market Street Mortgage Loan, with the exception of certain obligations of the Company described in the transaction documents which survived the transfer of title to 801 Market Street to the purchaser.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

During the years ended December 31, 2014, 2013 and 2012, the Company recorded revenues of $4.1 million, $8.6 million and $8.1 million, respectively, related to 801 Market Street. During the years ended December 31, 2014, 2013 and 2012, the Company recorded expenses of $5.0 million, $10.8 million and $20.2 million, respectively, related to 801 Market Street. The Company was not involved in the management of, and was unable to obtain any financial information related to, 801 Market Street between the time the receiver was appointed and the time title to the property transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of 801 Market Street prior to the appointment of the receiver.
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
Jenkins Court Mortgage Loan
Beginning in June 2013, the Company failed to meet the monthly debt service payment requirements of the Jenkins Court Mortgage Loan and defaulted on this loan. On or about August 20, 2013, the lender commenced foreclosure proceedings and sought a judgment against the Company in the amount of $13.2 million, together with additional interest, fees, charges and costs recoverable under the loan documents. Effective as of September 24, 2013, the Company and the lender agreed to the appointment of a receiver to manage the property securing the loan (the “Jenkins Court”) during the foreclosure proceedings. Upon the appointment of a receiver, the Company was precluded from any participation in the management of, or access to income or any financial information with respect to, Jenkins Court. The foreclosure sale of Jenkins Court took place on June 3, 2014 and title to Jenkins Court transferred to the purchaser as of July 24, 2014, at which point, the Company derecognized Jenkins Court. In connection with the transfer of title to the purchaser, the lender released the Company from all debt and other obligations related to the Jenkins Court Mortgage Loan, with the exception of certain obligations of the Company described in the transaction documents which survived the transfer of title to Jenkins Court to the purchaser.
During the years ended December 31, 2014, 2013 and 2012, the Company recorded revenues of $1.3 million, $2.3 million and $2.7 million, respectively, related to Jenkins Court. During the years ended December 31, 2014, 2013 and 2012, the Company recorded expenses of $2.6 million, $4.5 million and $3.9 million, respectively, related to Jenkins Court. The Company was not involved in the management of, and was unable to obtain any financial information related to, Jenkins Court between the time the receiver was appointed and the time title to Jenkins Court transferred to the purchaser. Revenues and expenses during this period were estimated primarily based on historical operations of Jenkins Court prior to the appointment of the receiver.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of December 31, 2014, the Company was in compliance with these debt covenants.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of December 31, 2014 and 2013, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,966	$28,922	$25,818	$35,814	$29,768	$25,754
Financial liabilities:
Notes payable	$664,628	$658,098	$688,374	$976,493	$962,282	$965,463
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
The Company has entered into an Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and entitled the Advisor and Dealer Manager to reimbursement of organization and offering costs that were incurred by the Advisor and the Dealer Manager on behalf of the Company in connection with the Company’s now terminated Offering. In addition, the Advisory Agreement entitles the Advisor to specified fees for the management and disposition of investments, among other services, as well as to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. For information related to a January 15, 2015 amendment to the Advisory Agreement, see Note 16, “Subsequent Events – Advisory Agreement Amendment.” The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor also serves, and the Dealer Manager also serves or served, as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
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
During the years ended December 31, 2014, 2013 and 2012, no other transactions occurred between the Company and the other KBS-sponsored programs, except that on May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Pursuant to the terms of the Advisory Agreement, Dealer Manager Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2014, 2013 and 2012, respectively, and any related amounts payable as of December 31, 2014 and 2013 (in thousands):

	Incurred			Payable as of
	Year Ended December 31,			December 31,
	2014	2013	2012	2014	2013
Expensed
Asset management fees(1)	$9,992	$11,034	$12,211	$—	$—
Reimbursement of operating expenses(2)	261	187	212	45	—
Disposition fees(3) (4)	1,174	3,315	8,260	399	—
Additional Paid-in Capital
Selling commissions	—	—	262	—	—
	$11,427	$14,536	$20,945	$444	$—
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $17,000, $0.9 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. On March 20, 2012, pursuant to the Advisory Agreement, the Advisor agreed to forgive debt related to $1.6 million of advances from the Advisor to the Company related to distributions and the Advisor agreed to waive the approximately $5.4 million of performance fees related to the National Industrial Portfolio.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were the only types of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2014, 2013 and 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
(4) As of December 31, 2014, the Company had sold 158 GKK Properties for an aggregate contract sales price of $211.5 million for which the Company had not paid or accrued a disposition fee.  If the conflicts committee of the Company’s board of directors determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these 158 GKK Properties sold as of December 31, 2014, which amount would be determined by the conflicts committee in its sole discretion. See Note 16, “Subsequent Events – Advisory Agreement Amendement.”

12.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information:
Interest paid	$47,095	$60,598	$108,801
Supplemental Disclosure of Significant Noncash Investing and Financing Activities:
Mortgage loans extinguished in connection with foreclosures and deed in lieu of foreclosure	$54,028	$—	$207,189
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$—	$—	$11,131
Increase in distributions payable	$4,699	$—	$—
Increase in capital accruals	$6,004	$1,319	$—

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

13.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations as of December 31, 2014. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities. The GKK Properties segment consists of primarily office properties, bank branch properties, operations centers and other properties located in 30 states but excludes GKK Properties that were classified as discontinued operations as of December 31, 2014. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, asset management fees, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
The Company evaluates the performance of its segments based upon net operating income from continuing operations (“NOI”), which is a non-GAAP supplemental financial measure. The Company defines NOI for its real estate segment and the GKK Properties segment as operating revenues (rental income, tenant reimbursements and other operating income) less property and related expenses (property operating expenses, real estate taxes, insurance and provision for bad debt) less interest expense. The Company defines NOI for its real estate-related segment as interest income and income from its unconsolidated joint venture investment less loan servicing costs (if applicable) and interest expense (if applicable). NOI excludes certain items that are not considered to be controllable in connection with the management of an asset such as non-property income and expenses, depreciation and amortization, asset management fees and corporate general and administrative expenses. The Company uses NOI to evaluate the operating performance of the Company’s real estate investments, real estate-related investments and the GKK Properties and to make decisions about resource allocations. The Company believes that net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as defined above may not be comparable to other REITs or companies as their definitions of NOI may differ from the Company’s definition. During the year ended December 31, 2014, the Company revised its definition of NOI to exclude asset management fees, which the Company does not consider to be controllable in connection with the management of each property or real estate-related asset and is viewed by the chief operating decision makers as a corporate-level administrative expense. NOI for all prior periods presented has been adjusted to conform to the current period definition.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the years ended December 31, 2014, 2013 and 2012, and total assets and total liabilities for each reportable segment as of December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Real estate segment(1)	$71,965	$76,087	$76,626
Real estate-related segment	3,077	3,258	3,878
GKK Properties segment	137,423	138,959	137,589
Total revenues	$212,465	$218,304	$218,093
Interest expense:
Real estate segment(1)	$9,613	$18,001	$20,953
Real estate-related segment	—	—	24
GKK Properties segment	36,310	43,681	46,058
Total interest expense	$45,923	$61,682	$67,035
NOI:
Real estate segment(1)	$29,437	$24,545	$22,192
Real estate-related segment	2,940	3,255	4,602
GKK Properties segment	22,634	13,629	15,994
Total NOI	$55,011	$41,429	$42,788

	December 31,
	2014	2013
Assets:
Real estate segment	$569,380	$580,472
Real estate-related segment	29,096	38,333
GKK Properties segment	717,680	816,110
Total segment assets	1,316,156	1,434,915
Real estate held for sale	13,175	103,807
Foreclosed real estate held for sale	12,045	19,064
Corporate-level(2)	34,791	187,111
Total assets	$1,376,167	$1,744,897
Liabilities:
Real estate segment	$251,840	$339,512
Real estate-related segment	—	3
GKK Properties segment	499,908	691,723
Total segment liabilities	751,748	1,031,238
Real estate held for sale	6,008	56,425
Corporate-level(3)	5,638	1,341
Total liabilities	$763,394	$1,089,004
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of December 31, 2014. See Note 7, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $34.2 million and $186.7 million as of December 31, 2014 and 2013, respectively.
(3) As of December 31, 2014, corporate-level liabilities consisted primarily of distributions payable. As of December 31, 2013, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following table reconciles the Company’s net loss to its NOI for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(21,266)	$(46,495)	$(43,142)
Gain on sales of real estate	(2,282)	—	—
Gain on sales of real estate securities	(4,410)	(10,470)	(25,456)
Gain from extinguishment of debt	(21,328)	—	—
Gain on sales of foreclosed real estate held for sale	(1,108)	(378)	(127)
Other income and interest income	(938)	(3,389)	(44)
Asset management fees to affiliate	9,975	10,110	10,355
General and administrative expenses	18,788	17,861	22,439
Depreciation and amortization	71,613	75,745	81,964
Impairment charges on real estate held for investment	10,117	40,190	31,882
Provision for loan losses	1,973	—	142
Total income from discontinued operations	(6,123)	(41,745)	(35,225)
NOI (1)	$55,011	$41,429	$42,788
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of December 31, 2014. See Note 7, “Real Estate Held for Sale and Discontinued Operations” for more information.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$54,006	$54,462	$52,885	$51,112
Total income from discontinued operations	$3,152	$9	$298	$2,664
Net loss attributable to common stockholders	$(4,515)	$(7,652)	$(249)	$(8,850)
Loss per common share, basic and diluted	$(0.02)	$(0.04)	$—	$(0.05)
Distributions declared per common share (1)	$—	$—	$0.025	$0.025

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$54,482	$55,436	$54,113	$54,273
Total income (loss) from discontinued operations	$28,890	$1,046	$(916)	$12,725
Net income (loss) attributable to common stockholders	$11,254	$(40,885)	$(14,915)	$(1,949)
Income (loss) per common share, basic and diluted	$0.06	$(0.21)	$(0.08)	$(0.01)
Distributions declared per common share (2)	$—	$—	$—	$0.395
____________________
(1) On September 30, 2014, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014. On December 9, 2014, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014.
(2) On November 6, 2013, the Company’s board of directors declared a one-time distribution in the amount of $0.3950 per share of common stock, or an aggregate amount of $75.0 million, to stockholders of record as of the close of business on November 8, 2013.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

15.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant to leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates between 2017 and 2101 and the building leases have expiration dates during the remainder of 2015 through 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of December 31, 2014 were as follows (in thousands):

2015	$17,185
2016	16,733
2017	12,819
2018	2,621
2019	2,236
Thereafter	34,612
$86,206
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
December 31, 2014

16.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Paid
On January 2, 2015, the Company paid distributions of $4.7 million, which related to a distribution declared by the Company’s board of directors in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014.
Distributions Declared
On March 6, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. The Company expects to pay this distribution on or about March 26, 2015.
Advisory Agreement Amendment
On January 15, 2015, the Company and the Advisor entered into an amendment to the Advisory Agreement between the parties to amend certain terms related to the disposition fee payable to the Advisor by the Company. In accordance with the Advisory Agreement, for substantial assistance in connection with the sale of properties, loans or other investments as determined by the conflicts committee of the Company’s board of directors, the Company pays the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties, loans or other investments sold. However, in no event may the total commissions (including such disposition fees) paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission. Pursuant to the amendment, the disposition fee related to the sales of GKK Properties has been modified to provide that the conflicts committee will determine in its sole discretion the amount of the disposition fee related to the sale of GKK Properties upon the terms set forth below, which disposition fee may be an amount not to exceed 1% of the contract sales price, which maximum amount is consistent with the fixed percentage applicable to the sales of other properties, loans and other investments under the advisory agreement.
The amendment provides that with respect to sales of the GKK Properties, and provided that the Conflicts Committee determines that the Advisor has provided a substantial amount of services in connection with the sale of each GKK Property for which the payment of a disposition fee is requested by the Advisor, then:

(a)
With respect to portfolio or single asset sales of GKK Properties designated by the conflicts committee in its sole discretion at or about the time of the sale, the Company will pay the Advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other limitations and conditions set forth in the advisory agreement, as determined by the conflicts committee in its sole discretion, which fee will be payable upon the respective closing; and

(b)
With respect to sales of all other GKK Properties for which a disposition fee has not yet been paid, if, upon the sale of the final GKK Property, the conflicts committee determines in its sole discretion that the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties subsequent to the Settlement Agreement, after taking into consideration the net cash flow received by the Company from the investment, whether in the form of (i) net proceeds from the sales or other dispositions or transfers of the GKK Properties, (ii) the net cash flow related to the GKK Mezzanine Loan, (iii) the net cash flow related to the GKK Properties subsequent to the Settlement Agreement and/or (iv) other proceeds related to the assets and liabilities received under the Settlement Agreement, then the Company will pay the Advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other conditions set forth in the advisory agreement, as determined by the conflicts committee in its sole discretion, which fee will be payable promptly upon such determination by the conflicts committee.

As of January 15, 2015, the Company had sold 158 GKK Properties for an aggregate contract sales price of $211.5 million for which the Company had not paid or accrued a disposition fee. If the conflicts committee determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these GKK Properties sold as of January 15, 2015, which amount would be determined by the conflicts committee in its sole discretion.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2014
Allowance for doubtful accounts	$6,385	$683	$(6,017)	$1,051
Reserve for loan losses	2,090	1,973	(69)	3,994

Year Ended December 31, 2013
Allowance for doubtful accounts	$5,297	$2,490	$(1,402)	$6,385
Reserve for loan losses	2,222	—	(132)	2,090

Year Ended December 31, 2012
Allowance for doubtful accounts	$5,007	$835	$(545)	$5,297
Reserve for loan losses	74,134	142	(72,054)	2,222

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Plaza in Clayton	Saint Louis, MO	100%	$62,200	$2,793	$91,162	$93,955	$(2,562)	$2,793	$88,600	$91,393	$(20,146)	2001	09/27/2006
825 University Avenue Building	Norwood, MA	100%	—	4,165	27,087	31,252	(8,683)	3,676	18,893	22,569	(3,578)	2004/2006	12/05/2006
Royal Ridge Building	Alpharetta, GA	100%	(4)	3,500	33,166	36,666	(10,787)	3,313	22,566	25,879	(1,593)	2001	06/21/2007
Bridgeway Technology Center	Newark, CA	100%	—	11,299	34,705	46,004	(21,942)	7,044	17,018	24,062	(800)	1996	06/27/2007
Plainfield Business Center	Plainfield, IN	100%	—	2,270	15,089	17,359	(4,697)	2,136	10,526	12,662	(324)	Various	07/25/2007
ADP Plaza	Portland, OR	100%	(4)	5,100	28,755	33,855	2,855	5,100	31,610	36,710	(6,233)	1981	11/07/2007
Woodfield Preserve Office Center	Schaumburg, IL	100%	(4)	7,001	121,603	128,604	(13,352)	7,001	108,251	115,252	(21,749)	2001	11/13/2007
Rivertech I and II	Billerica, MA	100%	(4)	3,931	42,111	46,042	(4,847)	3,931	37,264	41,195	(8,467)	1983/2001,2007	02/20/2008
Tysons Dulles Plaza	McLean, VA	100%	—	38,839	121,210	160,049	(42,146)	31,701	86,202	117,903	(910)	1986-1990	06/06/2008
Great Oaks Center	Alpharetta, GA	100%	(4)	7,743	28,330	36,073	(17,918)	3,349	14,806	18,155	(178)	1999	07/18/2008
University Park Buildings	Sacramento, CA	100%	(4)	4,520	22,029	26,549	(6,716)	3,739	16,094	19,833	(818)	1981	07/31/2008
Meridian Tower	Tulsa, OK	100%	(4)	2,050	16,728	18,778	1,483	2,050	18,211	20,261	(4,166)	1982	08/18/2008
North Creek Parkway Center	Bothell, WA	100%	(4)	11,200	30,755	41,955	(5,055)	9,941	26,959	36,900	(2,533)	1986-1987	08/28/2008
City Gate Plaza	Sacramento, CA	100%	(4)	2,880	18,895	21,775	(7,094)	2,505	12,176	14,681	(389)	1988-1990	11/25/2008
Bentonville	Benton, AR	100%	(5)	167	607	774	(9)	167	598	765	(156)	1973 / 1981	09/01/2011
Mountain Home - Main Building	Mountain Home, AR	100%	(5)	380	438	818	(54)	380	384	764	(153)	1980	09/01/2011
RH Johnson - Main Building	Sun City, AZ	100%	(5)	949	546	1,495	28	949	574	1,523	(208)	1981	09/01/2011
Arnold	Arnold, CA	100%	(5)	213	684	897	(65)	213	619	832	(160)	1981	09/01/2011
Bay - Fair	San Leandro, CA	100%	(5)	913	594	1,507	(90)	913	504	1,417	(157)	1981	09/01/2011
Burlingame - Main Building	Burlingame, CA	100%	(5)	671	467	1,138	(87)	671	380	1,051	(134)	1961	09/01/2011
Canoga Park Branch	Canoga Park, CA	100%	(5)	886	467	1,353	(45)	886	422	1,308	(142)	1957	09/01/2011
College Heights	Bakersfield, CA	100%	(5)	582	523	1,105	(90)	582	433	1,015	(144)	1979	09/01/2011
Dinuba	Dinuba, CA	100%	(5)	496	357	853	(21)	496	336	832	(118)	1972	09/01/2011
East Fresno	Fresno, CA	100%	(5)	373	463	836	(37)	373	426	799	(140)	1959	09/01/2011
Eureka Main	Eureka, CA	100%	(5)	427	482	909	(87)	427	395	822	(226)	1900	09/01/2011
Folsum	Folsum, CA	100%	(5)	506	402	908	(78)	506	324	830	(112)	1981	09/01/2011
Fort Bragg	Fort Bragg, CA	100%	(5)	332	528	860	(85)	332	443	775	(138)	1975	09/01/2011
Hanford - Main Building	Hanford, CA	100%	(5)	466	614	1,080	(36)	466	578	1,044	(179)	1976	09/01/2011
Healdsburg	Healdsburg, CA	100%	(5)	850	407	1,257	(33)	850	374	1,224	(117)	1979	09/01/2011
Hemet Branch	Hemet, CA	100%	(5)	1,200	780	1,980	—	1,200	780	1,980	(313)	1982	09/01/2011
Hilltop	Redding, CA	100%	(5)	773	437	1,210	(44)	773	393	1,166	(132)	1982	09/01/2011
Lemoore	Lemoore, CA	100%	(5)	175	407	582	108	175	515	690	(157)	1959	09/01/2011
Lincoln Village	Stockton, CA	100%	(5)	642	484	1,126	(36)	642	448	1,090	(158)	1980	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Livermore	Livermore, CA	100%	(5)	$755	$655	$1,410	$(35)	$755	$620	$1,375	$(195)	1982	09/01/2011
Martin Luther King Jr.	Los Angeles, CA	100%	(5)	1,278	626	1,904	(43)	1,278	583	1,861	(197)	1971	09/01/2011
Mission-23rd	San Francisco, CA	100%	(5)	618	471	1,089	—	618	471	1,089	(166)	1925	09/01/2011
Montrose Branch	Montrose, CA	100%	(5)	906	402	1,308	(18)	906	384	1,290	(128)	1952	09/01/2011
Ontario Plaza Branch	Ontario, CA	100%	(5)	370	439	809	—	370	439	809	(148)	1982	09/01/2011
Orangevale Branch	Orangevale, CA	100%	(5)	469	798	1,267	(121)	469	677	1,146	(161)	1978	09/01/2011
Oroville	Oroville, CA	100%	(5)	669	381	1,050	(69)	669	312	981	(98)	1981	09/01/2011
Pleasanton	Pleasanton, CA	100%	(5)	944	448	1,392	(24)	944	424	1,368	(126)	1981	09/01/2011
Porterville - Main Building	Porterville, CA	100%	(5)	729	457	1,186	(58)	729	399	1,128	(137)	1974	09/01/2011
Reedley	Reedley, CA	100%	(5)	450	541	991	(89)	450	452	902	(142)	1964	09/01/2011
Reseda Branch	Reseda, CA	100%	(5)	449	388	837	(35)	449	353	802	(128)	1958	09/01/2011
Ridgecrest	Ridgecrest, CA	100%	(5)	634	478	1,112	(53)	634	425	1,059	(149)	1973	09/01/2011
Sherman Oaks	Sherman Oaks, CA	100%	(5)	957	483	1,440	(49)	957	434	1,391	(147)	1958	09/01/2011
Slauson - Vermont	Los Angeles, CA	100%	(5)	1,159	609	1,768	(23)	1,159	586	1,745	(198)	1971	09/01/2011
St. Helena	St. Helena, CA	100%	(5)	824	763	1,587	(26)	824	737	1,561	(255)	1976	09/01/2011
Stockton Agri-Center	Stockton, CA	100%	(5)	591	508	1,099	(28)	591	480	1,071	(162)	1982	09/01/2011
Susanville	Susanville, CA	100%	(5)	182	317	499	6	182	323	505	(110)	1979	09/01/2011
Toluca Lake	Burbank, CA	100%	(5)	522	869	1,391	(10)	522	859	1,381	(229)	1978	09/01/2011
Turlock - Main Building	Turlock, CA	100%	(5)	805	556	1,361	(45)	805	511	1,316	(207)	1971	09/01/2011
Vacaville Financial Center	Vacaville, CA	100%	(5)	577	489	1,066	(31)	577	458	1,035	(161)	1980	09/01/2011
Vernon Branch	Vernon, CA	100%	(5)	1,102	566	1,668	(53)	1,102	513	1,615	(173)	1960	09/01/2011
West Los Angeles Branch	W. Los Angeles, CA	100%	(5)	991	570	1,561	—	991	570	1,561	(224)	1957	09/01/2011
Williow Glenn	San Jose, CA	100%	(5)	353	295	648	(44)	353	251	604	(101)	1955	09/01/2011
Batterson	Farmington, CT	100%	(5)	3,390	7,113	10,503	652	3,390	7,765	11,155	(3,230)	1970	09/01/2011
Greenwich	Greenwich, CT	100%	(5)	1,353	5,675	7,028	103	1,353	5,778	7,131	(1,436)	1927	09/01/2011
North Wakefield Drive	Newark, DE	100%	(5)	1,662	10,166	11,828	—	1,662	10,166	11,828	(2,382)	1996	09/01/2011
Baypoint	Miami, FL	100%	(5)	246	619	865	(52)	246	567	813	(226)	1958	09/01/2011
Bayshore - Main Building	Bradentown, FL	100%	(5)	391	445	836	72	391	517	908	(157)	1971	09/01/2011
Blountstown - Main Building	Blountstown, FL	100%	(5)	69	365	434	(11)	69	354	423	(98)	1981	09/01/2011
Charlotte Harbor - Main Building	Port Charlotte, FL	100%	(5)	272	500	772	(297)	272	203	475	(23)	1990	09/01/2011
Coral Ridge - Main Building	Ft. Lauderdale, FL	100%	(5)	835	1,099	1,934	(54)	835	1,045	1,880	(559)	1969	09/01/2011
Crystal River - Main Building	Crystal River, FL	100%	(5)	119	329	448	(38)	119	291	410	(93)	1970	09/01/2011
Ft. Myers Beach - Main Building	Ft. Myers Beach, FL	100%	(5)	230	407	637	(183)	230	224	454	(50)	1968	09/01/2011
Ft. Walton Beach - Main Building	Ft. Walton Beach, FL	100%	(5)	427	478	905	(153)	427	325	752	(99)	1975	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Homestead - Main Building	Homestead, FL	100%	(5)	$1,113	$578	$1,691	$(87)	$1,113	$491	$1,604	$(166)	1973	09/01/2011
Live Oak - Main Building	Live Oak, FL	100%	(5)	679	942	1,621	—	679	942	1,621	(554)	1965	09/01/2011
Midway - Main Building	Miami, FL	100%	(5)	1,401	826	2,227	106	1,401	932	2,333	(387)	1974	09/01/2011
Plantation - Main Building	Plantation, FL	100%	(5)	1,189	1,092	2,281	6	1,189	1,098	2,287	(229)	1976/2002	09/01/2011
Trouble Creek - Main Building	New Port Richey, FL	100%	(5)	453	478	931	(141)	453	337	790	(120)	1970	09/01/2011
West Sunrise - Main Building	Plantation, FL	100%	(5)	1,060	1,146	2,206	123	1,060	1,269	2,329	(570)	1976	09/01/2011
Weeki Wachee - Main Building	Brooksville, FL	100%	(5)	407	813	1,220	17	407	830	1,237	(358)	1970	09/01/2011
Westside - Main Building	Bradenton, FL	100%	(5)	608	388	996	(43)	608	345	953	(106)	1964	09/01/2011
Aberdeen Village - Main Building	Peachtree City, GA	100%	(5)	564	1,830	2,394	—	564	1,830	2,394	(452)	1981	09/01/2011
East Point - Main Building	East Point, GA	100%	(5)	319	337	656	(69)	319	268	587	(84)	1981	09/01/2011
Exchange Street	Malden, MA	100%	(5)	6,856	10,795	17,651	(2,192)	6,856	8,603	15,459	(2,484)	1984	09/01/2011
Waltham Main (I & II)	Waltham, MA	100%	(5)	8,971	13,064	22,035	(2,925)	8,971	10,139	19,110	(3,739)	1968/1976	09/01/2011
Wheaton - Main Building	Wheaton, MD	100%	(5)	1,245	939	2,184	(98)	1,245	841	2,086	(196)	1960/2003	09/01/2011
Court Street	Auburn, ME	100%	(5)	149	352	501	(82)	149	270	419	(100)	1969	09/01/2011
Gannett Drive	South Portland, ME	100%	(5)	953	1,905	2,858	—	953	1,905	2,858	(558)	1997	09/01/2011
Ballwin Facility - Main Building	Ballwin, MO	100%	(5)	114	464	578	(57)	114	407	521	(134)	1972	09/01/2011
Belton Facility - Main Building	Belton, MO	100%	(5)	454	574	1,028	(82)	454	492	946	(146)	1976	09/01/2011
Forsyth Facility - Main Building	Forsyth, MO	100%	(5)	83	239	322	15	83	254	337	(78)	1960	09/01/2011
I-70 & Noland Facility - Main Bldg	Independence, MO	100%	(5)	598	640	1,238	(136)	598	504	1,102	(137)	1981	09/01/2011
Metropolitan/Holmes - Main Bldg	Kansas City, MO	100%	(5)	339	426	765	(52)	339	374	713	(109)	1981	09/01/2011
Gateway Center - Charlotte	Charlotte, NC	100%	(5)	6,334	22,712	29,046	225	6,334	22,937	29,271	(5,624)	1987/1988	09/01/2011
Nashua Main	Nashua, NH	100%	(5)	334	2,639	2,973	(88)	334	2,551	2,885	(691)	1800	09/01/2011
Portsmouth Pleasant	Portsmouth, NH	100%	(5)	317	673	990	(31)	317	642	959	(192)	1860s	09/01/2011
Arthur Street	East Brunswick, NJ	100%	(5)	1,010	941	1,951	(60)	1,010	881	1,891	(265)	1972	09/01/2011
Beechwood Road	Summit, NJ	100%	(5)	465	651	1,116	(353)	465	298	763	(84)	1957	09/01/2011
Bellevue Avenue	Hammonton, NJ	100%	(5)	382	2,200	2,582	(447)	382	1,753	2,135	(454)	1964	09/01/2011
Bergenline Avenue	Union City, NJ	100%	(5)	179	370	549	(104)	179	266	445	(84)	1970	09/01/2011
Bridgewater	Bridgewater, NJ	100%	(5)	1,493	2,530	4,023	(758)	1,493	1,772	3,265	(520)	1974/1980	09/01/2011
Lakewood Route 70	Lakewood, NJ	100%	(5)	1,328	953	2,281	34	1,328	987	2,315	(385)	1988	09/01/2011
Maplewood Avenue	Maplewood, NJ	100%	(5)	406	497	903	(173)	406	324	730	(116)	1926/1983	09/01/2011
Pennsauken	Pennsauken, NJ	100%	(5)	750	794	1,544	—	750	794	1,544	(347)	1966	09/01/2011
South Orange Avenue	South Orange, NJ	100%	(5)	110	316	426	20	110	336	446	(122)	1944	09/01/2011
Springfield Avenue	Summit, NJ	100%	(5)	2,166	769	2,935	51	2,166	820	2,986	(263)	1929	09/01/2011
Wood Avenue	Linden, NJ	100%	(5)	1,657	1,043	2,700	—	1,657	1,043	2,700	(407)	1955/1970	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Amador (Las Cruces) - Main Bldg	Las Cruces, NM	100%	(5)	$120	$634	$754	$(114)	$120	$520	$640	$(150)	1970/1991	09/01/2011
Santa Fe-Metro Bank - Main Bldg	Santa Fe, NM	100%	(5)	—	1,646	1,646	(115)	—	1,531	1,531	(368)	1972 / 1985	09/01/2011
Genesee Street	Auburn, NY	100%	(5)	284	1,241	1,525	18	284	1,259	1,543	(364)	1928	09/01/2011
Hempstead Tpke	East Meadow, NY	100%	(5)	169	464	633	(20)	169	444	613	(50)	1955/1990	09/01/2011
Jamaica	Jamaica, NY	100%	(5)	185	953	1,138	(5)	185	948	1,133	(165)	1960/2001	09/01/2011
Levittown	Levittown, NY	100%	(5)	543	389	932	125	543	514	1,057	(133)	1962	09/01/2011
Merrick Avenue	Merrick, NY	100%	(5)	259	1,846	2,105	(161)	259	1,685	1,944	(476)	1952	09/01/2011
Middle Neck Road	Great Neck, NY	100%	(5)	349	281	630	9	349	290	639	(81)	1956	09/01/2011
Park Avenue	Wantagh, NY	100%	(5)	213	360	573	(42)	213	318	531	(87)	1953	09/01/2011
State Street	Allbany, NY	100%	(5)	865	7,631	8,496	862	865	8,493	9,358	(2,193)	1927/1980s	09/01/2011
Transit Road	West Seneca, NY	100%	(5)	665	6,065	6,730	391	665	6,456	7,121	(2,252)	1972	09/01/2011
Wantagh	West Hempstead, NY	100%	(5)	928	1,787	2,715	(82)	928	1,705	2,633	(342)	1940/2002	09/01/2011
31st Street - Main Building	Tulsa, OK	100%	(5)	400	591	991	(38)	400	553	953	(144)	1972/1979	09/01/2011
Broken Arrow - Main Building	Broken Arrow, OK	100%	(5)	357	463	820	(67)	357	396	753	(101)	1972/1979	09/01/2011
Catoosa - Main Building	Catoosa, OK	100%	(5)	174	354	528	(83)	174	271	445	(85)	1964/1972	09/01/2011
Gresham - Main Building	Gresham, OR	100%	(5)	374	668	1,042	(67)	374	601	975	(149)	1978	09/01/2011
Parkrose - Main Building	Portland, OR	100%	(5)	216	326	542	2	216	328	544	(108)	1967	09/01/2011
Blair Mill Road	Horsham, PA	100%	(5)	1,171	1,794	2,965	2,638	1,171	4,432	5,603	(888)	1985	09/01/2011
Bustleton Avenue	Philadelphia, PA	100%	(5)	188	788	976	—	188	788	976	(234)	1953	09/01/2011
Dupont Drive	Providence, RI	100%	(5)	1,330	8,737	10,067	722	1,330	9,459	10,789	(3,345)	1963	09/01/2011
Post Road	North Kingstown, RI	100%	(5)	825	1,527	2,352	—	825	1,527	2,352	(580)	1988	09/01/2011
Hilton Head-Pope Ave - Main Bldg	Hilton Head, SC	100%	(5)	527	646	1,173	46	527	692	1,219	(373)	1981	09/01/2011
Rock Hill MO - Main Building	Rock Hill, SC	100%	(5)	553	538	1,091	(299)	553	239	792	(85)	1986	09/01/2011
Lebanon Main - Main Building	Lebanon, TN	100%	(5)	125	237	362	(190)	125	47	172	(10)	1962	09/01/2011
Beaumont - Main Building	Beaumont, TX	100%	(5)	181	369	550	—	181	369	550	(179)	1958	09/01/2011
Harlandale - Main Building	San Antonio, TX	100%	(5)	282	418	700	(45)	282	373	655	(120)	1970	09/01/2011
Nederland - Main Building	Nederland, TX	100%	(5)	49	510	559	(104)	49	406	455	(119)	1946	09/01/2011
Northern Hills - Main Building	San Antonio, TX	100%	(5)	342	449	791	—	342	449	791	(226)	1979	09/01/2011
Steeplechase - Main Building	Houston, TX	100%	(5)	286	637	923	(301)	286	336	622	(112)	1981	09/01/2011
Witchita Falls - Main Building	Wichita Falls, TX	100%	(5)	566	780	1,346	(111)	566	669	1,235	(330)	1978	09/01/2011
Abingdon - Main Building	Abingdon, VA	100%	(5)	375	295	670	(22)	375	273	648	(93)	1964/1980	09/01/2011
Coliseum-Riverdale - Main Bldg	Hampton, VA	100%	(5)	352	403	755	43	352	446	798	(165)	1974/1998	09/01/2011
Fairfax Courthouse	Fairfax, VA	100%	(5)	590	968	1,558	(8)	590	960	1,550	(196)	1932/2000	09/01/2011
Orange - Main Building	Orange, VA	100%	(5)	48	266	314	(71)	48	195	243	(70)	1925	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Robinson & Broad - Main Building	Richmond, VA	100%	(5)	$291	$573	$864	$(27)	$291	$546	$837	$(195)	1947/1985	09/01/2011
Camas - Main Building	Camas, WA	100%	(5)	386	243	629	(40)	386	203	589	(68)	1951	09/01/2011
Clarkston - Main Building	Clarkston, WA	100%	(5)	205	610	815	(25)	205	585	790	(165)	1958	09/01/2011
Edmonds - Main Building	Edmonds, WA	100%	(5)	367	348	715	27	367	375	742	(139)	1956	09/01/2011
Greenwood - Main Building	Seattle, WA	100%	(5)	104	221	325	12	104	233	337	(83)	1948	09/01/2011
Kennewick - Main Building	Kennewick, WA	100%	(5)	243	673	916	(37)	243	636	879	(129)	1977/1991	09/01/2011
Lynden - Main Building	Lynden, WA	100%	(5)	—	186	186	(23)	—	163	163	(55)	1973	09/01/2011
Port Townsend	Port Townsend, WA	100%	(5)	73	235	308	(17)	73	218	291	(72)	1974	09/01/2011
Quincy - Main Building	Quincy, WA	100%	(5)	138	275	413	(14)	138	261	399	(56)	1977/1991	09/01/2011
Sequim - Main Building	Sequim, WA	100%	(5)	377	370	747	8	377	378	755	(104)	1979	09/01/2011
Wenatchee Valley - Main Building	Wenatchee, WA	100%	(5)	19	456	475	163	19	619	638	(137)	1965/1992	09/01/2011
Ballard - Main Building	Seattle, WA	100%	(5)	270	326	596	77	270	403	673	(125)	1951	09/01/2011
Daytona Beach Spdwy - Main Bldg	Daytona Beach, FL	100%	(5)	1,060	638	1,698	13	1,060	651	1,711	(211)	1974	09/01/2011
Palm Beach Vault	West Palm Beach, FL	100%	(5)	854	533	1,387	(70)	854	463	1,317	(149)	1997	09/01/2011
Redmond - Main Building	Redmond, OR	100%	(5)	50	206	256	(8)	50	198	248	(57)	1925/1982	09/01/2011
Las Vegas Ops Center	Las Vegas, NV	100%	(5)	5,313	4,474	9,787	—	5,313	4,474	9,787	(1,609)	1972/1990	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	—	30	40	70	56	30	96	126	(24)	1950	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	—	1,701	3,999	5,700	(906)	1,701	3,093	4,794	(819)	1950/1959	09/01/2011
Barbee Chapel Road	Chapel Hill, NC	100%	(6)	117	610	727	—	117	610	727	(92)	2005	09/01/2011
Bernwood Park	Bonita Springs, FL	100%	(6)	1,106	1,891	2,997	1	1,106	1,892	2,998	(279)	2003	09/01/2011
Charlotte Harbor Office	Port Charlotte, FL	100%	(6)	191	633	824	—	191	633	824	(176)	1981	09/01/2011
Cypress Point	Palm Coast, FL	100%	(6)	984	2,456	3,440	—	984	2,456	3,440	(387)	1995	09/01/2011
Hudson Office	Hudson, FL	100%	(6)	1,000	2,478	3,478	—	1,000	2,478	3,478	(490)	1978	09/01/2011
Marco Island Office	Marco Island, FL	100%	(6)	768	2,021	2,789	—	768	2,021	2,789	(525)	1967	09/01/2011
North Lockwood Ridge	Sarasota, FL	100%	(6)	468	1,231	1,699	(419)	345	935	1,280	(153)	2000	09/01/2011
West Bradenton	Bradenton, FL	100%	(6)	382	1,368	1,750	—	382	1,368	1,750	(261)	1989	09/01/2011
Cheshire Sheridan	Atlanta, GA	100%	(6)	861	2,261	3,122	—	861	2,261	3,122	(593)	1971	09/01/2011
Edgewood	Columbus, GA	100%	(6)	146	387	533	—	146	387	533	(167)	1974	09/01/2011
University Place Office	Charlotte, NC	100%	(6)	862	1,990	2,852	—	862	1,990	2,852	(358)	1993	09/01/2011
Forest Drive Office	Columbia, SC	100%	(6)	363	1,035	1,398	—	363	1,035	1,398	(204)	1996	09/01/2011
Land O’Lakes Office	Lutz, FL	100%	(6)	431	1,764	2,195	—	431	1,764	2,195	(329)	1988	09/01/2011
West Placerville Branch	Placerville, CA	100%	(6)	388	873	1,261	—	388	873	1,261	(301)	1984	09/01/2011
New Smyrna Beach East	New Smyrna Beach, FL	100%	(7)	472	861	1,333	—	472	861	1,333	(192)	1983	09/01/2011
Hamilton Square	Hamilton Square, NJ	100%	(7)	361	1,251	1,612	(200)	361	1,051	1,412	(274)	1940	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
East Commercial Blvd (Relo)	Fort Lauderdale, FL	100%	(7)	$523	$1,857	$2,380	$—	$523	$1,857	$2,380	$(480)	1975	09/01/2011
Largo Office	Largo, FL	100%	(7)	757	1,577	2,334	—	757	1,577	2,334	(377)	1980	09/01/2011
New Citrus Park	Tampa, FL	100%	(7)	853	2,069	2,922	—	853	2,069	2,922	(278)	2001	09/01/2011
Providence Square	Marietta, GA	100%	(7)	536	1,573	2,109	—	536	1,573	2,109	(321)	1982	09/01/2011
Ashley Village	Cary, NC	100%	(7)	428	1,373	1,801	—	428	1,373	1,801	(226)	1996	09/01/2011
West Market Street	Greensboro, NC	100%	(7)	304	1,034	1,338	—	304	1,034	1,338	(161)	1996	09/01/2011
Harbison Office	Irmo, SC	100%	(7)	369	1,338	1,707	—	369	1,338	1,707	(234)	1994	09/01/2011
Virginia Beach Shore Drive	Virginia Beach, VA	100%	(7)	276	1,593	1,869	—	276	1,593	1,869	(308)	1979	09/01/2011
Cypress Lake Drive	Fort Myers, FL	100%	(7)	795	1,829	2,624	(8)	787	1,829	2,616	(271)	1998	09/01/2011
Woodstock Crossing	Woodstock, GA	100%	(7)	606	1,376	1,982	—	606	1,376	1,982	(275)	1994	09/01/2011
The Avenues	Jacksonville, FL	100%	(7)	438	1,163	1,601	—	438	1,163	1,601	(180)	1999	09/01/2011
Roseville Branch	Roseville, CA	100%	(7)	655	1,870	2,525	—	655	1,870	2,525	(463)	1987	09/01/2011
Valley Springs	Valley Springs, CA	100%	(7)	123	886	1,009	—	123	886	1,009	(195)	1992	09/01/2011
Lake Community Bank	Lakeport, CA	100%	(7)	564	2,211	2,775	—	564	2,211	2,775	(536)	1994	09/01/2011
Park Hill	N. Little Rock, AR	100%	(8)	175	691	866	—	175	691	866	(269)	1965	09/01/2011
Holiday	Holiday, FL	100%	(8)	734	1,324	2,058	—	734	1,324	2,058	(464)	1973	09/01/2011
Village Circle	Chapel Hill, NC	100%	(8)	367	2,312	2,679	—	367	2,312	2,679	(526)	2005	09/01/2011
Bloomingdale	Brandon, FL	100%	(8)	379	787	1,166	—	379	787	1,166	(212)	1980	09/01/2011
Cedar Shores Office	Ocala, FL	100%	(8)	749	943	1,692	—	749	943	1,692	(182)	1990	09/01/2011
Grove City Office	Grove City, FL	100%	(8)	536	1,217	1,753	—	536	1,217	1,753	(242)	1978	09/01/2011
Bluegrass Office	Alpharetta, GA	100%	(8)	595	1,521	2,116	(120)	475	1,521	1,996	(239)	1997	09/01/2011
LaVista Road	Tucker, GA	100%	(8)	659	1,225	1,884	—	659	1,225	1,884	(236)	2002	09/01/2011
Garner Office	Garner, NC	100%	(8)	526	1,372	1,898	—	526	1,372	1,898	(208)	1998	09/01/2011
James Island	Charleston, SC	100%	(8)	665	1,258	1,923	—	665	1,258	1,923	(197)	1999	09/01/2011
Chester	Chester, VA	100%	(8)	187	368	555	—	187	368	555	(124)	1986	09/01/2011
Haddonfield - Kings	Haddonfield, NJ	100%	(8)	196	914	1,110	—	196	914	1,110	(140)	1986	09/01/2011
Staples Mill	Richmond, VA	100%	(8)	368	737	1,105	—	368	737	1,105	(229)	1974	09/01/2011
Cameron Park	Cameron Park, CA	100%	(8)	454	1,566	2,020	—	454	1,566	2,020	(366)	1993	09/01/2011
Sonora - Branch	Sonora, CA	100%	(8)	27	1,284	1,311	—	27	1,284	1,311	(332)	1980	09/01/2011
Simpsonville Main Office	Simpsonville, SC	100%	(9)	292	677	969	—	292	677	969	(198)	1981	09/01/2011
Banner Elk	Banner Elk, NC	100%	(9)	221	492	713	—	221	492	713	(195)	1985	09/01/2011
47th Terrace Office	Cape Coral, FL	100%	(9)	567	1,509	2,076	—	567	1,509	2,076	(225)	1986	09/01/2011
Altamonte Crossing Office	Altamonte Springs, FL	100%	(9)	799	1,254	2,053	—	799	1,254	2,053	(247)	1992	09/01/2011
Bradenton City	Bradenton, FL	100%	(9)	674	1,097	1,771	(712)	387	672	1,059	(127)	1999	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Brandon	Brandon, FL	100%	(9)	$373	$1,022	$1,395	$(1)	$373	$1,021	$1,394	$(231)	1981	09/01/2011
Cordova Office - Pensacola	Pensacola, FL	100%	(9)	270	759	1,029	—	270	759	1,029	(136)	1986	09/01/2011
Deerfield Beach (H.S.)	Deerfield Beach, FL	100%	(9)	1,239	2,278	3,517	—	1,239	2,278	3,517	(352)	1986	09/01/2011
Holly Hill Office	Holly Hill, FL	100%	(9)	301	756	1,057	—	301	756	1,057	(232)	1961	09/01/2011
Sawgrass	Plantation, FL	100%	(9)	1,094	1,345	2,439	—	1,094	1,345	2,439	(247)	1995	09/01/2011
Vero-West (1st Am.)	Vero Beach, FL	100%	(9)	344	1,011	1,355	—	344	1,011	1,355	(322)	1984	09/01/2011
Lilburn Office	Lilburn, GA	100%	(9)	493	870	1,363	—	493	870	1,363	(210)	1986	09/01/2011
Stonehenge Office	Raleigh, NC	100%	(9)	766	1,485	2,251	—	766	1,485	2,251	(227)	1994	09/01/2011
Centerville	Manakin-Sabot, VA	100%	(9)	797	832	1,629	—	797	832	1,629	(222)	1973	09/01/2011
El Dorado Hills Branch	El Dorado Hills, CA	100%	(9)	618	1,548	2,166	—	618	1,548	2,166	(377)	2000	09/01/2011
Sutter Creek	Sutter Creek, CA	100%	(9)	215	522	737	—	215	522	737	(163)	1984	09/01/2011
Albemarle Road	Charlotte, NC	100%	(10)	240	563	803	—	240	563	803	(157)	1979	09/01/2011
Beatties Ford Road	Charlotte, NC	100%	(10)	184	490	674	—	184	490	674	(142)	1970	09/01/2011
Belhaven Boulevard	Charlotte, NC	100%	(10)	240	501	741	—	240	501	741	(169)	1966	09/01/2011
Boger City	Lincolnton, NC	100%	(10)	182	588	770	—	182	588	770	(178)	1971	09/01/2011
Boone Main Office	Boone, NC	100%	(10)	128	753	881	—	128	753	881	(216)	1970	09/01/2011
Burgaw Main Office	Burgaw, NC	100%	(10)	106	382	488	(27)	106	355	461	(86)	1963	09/01/2011
Burlington Main Office	Burlington, NC	100%	(10)	213	1,220	1,433	(41)	213	1,179	1,392	(242)	1982	09/01/2011
Cameron Village	Raleigh, NC	100%	(10)	300	822	1,122	—	300	822	1,122	(222)	1985	09/01/2011
Candler	Candler, NC	100%	(10)	157	431	588	—	157	431	588	(126)	1977	09/01/2011
Carmel Commons	Charlotte, NC	100%	(10)	502	898	1,400	—	502	898	1,400	(233)	1980	09/01/2011
Carolina Beach	Carolina Beach, NC	100%	(10)	194	1,045	1,239	—	194	1,045	1,239	(263)	1971	09/01/2011
Cary Village	Cary, NC	100%	(10)	132	540	672	(1)	132	539	671	(113)	1997	09/01/2011
Cherryville	Cherryville, NC	100%	(10)	96	468	564	—	96	468	564	(129)	1965	09/01/2011
Columbus	Columbus, NC	100%	(10)	58	307	365	—	58	307	365	(92)	1971	09/01/2011
Cornelius	Cornelius, NC	100%	(10)	983	989	1,972	—	983	989	1,972	(207)	1989	09/01/2011
Cumberland	Fayetteville, NC	100%	(10)	186	551	737	—	186	551	737	(147)	1982	09/01/2011
Dallas	Dallas, NC	100%	(10)	110	379	489	—	110	379	489	(117)	1972	09/01/2011
Denver	Denver, NC	100%	(10)	75	333	408	—	75	333	408	(104)	1974	09/01/2011
Dixie Village	Gastonia, NC	100%	(10)	137	513	650	—	137	513	650	(148)	1972	09/01/2011
Eden Main Office	Eden, NC	100%	(10)	219	662	881	—	219	662	881	(210)	1980	09/01/2011
Elizabethtown Main	Elizabethtown, NC	100%	(10)	71	592	663	—	71	592	663	(155)	1962	09/01/2011
Farmville	Farmville, NC	100%	(10)	112	892	1,004	—	112	892	1,004	(237)	1965	09/01/2011
Fayetteville Dwntown	Fayetteville, NC	100%	(10)	216	452	668	—	216	452	668	(160)	1980	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Garner	Garner, NC	100%	(10)	$126	$704	$830	$—	$126	$704	$830	$(192)	1971	09/01/2011
Gastonia Main Office	Gastonia, NC	100%	(10)	313	1,277	1,590	(81)	313	1,196	1,509	(245)	1977	09/01/2011
Guilford College	Greensboro, NC	100%	(10)	235	803	1,038	—	235	803	1,038	(191)	1983	09/01/2011
Henderson Mo Relc	Henderson, NC	100%	(10)	116	1,145	1,261	(1)	116	1,144	1,260	(220)	1994	09/01/2011
Hillsborough	Hillsborough, NC	100%	(10)	55	383	438	—	55	383	438	(112)	1920	09/01/2011
Hilltop Plaza	Monroe, NC	100%	(10)	352	935	1,287	—	352	935	1,287	(188)	1993	09/01/2011
Hospital - Greenville	Greenville, NC	100%	(10)	407	737	1,144	—	407	737	1,144	(156)	1991	09/01/2011
Kenansville	Kenansville, NC	100%	(10)	90	463	553	—	90	463	553	(131)	1970	09/01/2011
Kinston Main Office	Kinston, NC	100%	(10)	136	1,121	1,257	—	136	1,121	1,257	(248)	1982	09/01/2011
Landfall	Wilmington, NC	100%	(10)	353	1,116	1,469	—	353	1,116	1,469	(229)	1989	09/01/2011
Marion Main Office	Marion, NC	100%	(10)	232	1,341	1,573	—	232	1,341	1,573	(272)	1982	09/01/2011
Mooresville Main	Mooresville, NC	100%	(10)	195	756	951	—	195	756	951	(219)	1957	09/01/2011
Mt Olive Main Office	Mount Olive, NC	100%	(10)	119	404	523	—	119	404	523	(134)	1962	09/01/2011
Myers Park	Charlotte, NC	100%	(10)	340	1,477	1,817	—	340	1,477	1,817	(381)	1974	09/01/2011
North Asheville	Asheville, NC	100%	(10)	73	430	503	—	73	430	503	(113)	1973	09/01/2011
North Boulevard - Raleigh	Raleigh, NC	100%	(10)	266	689	955	—	266	689	955	(152)	1986	09/01/2011
North Durham	Durham, NC	100%	(10)	202	429	631	—	202	429	631	(130)	1982	09/01/2011
North Henderson	Henderson, NC	100%	(10)	92	247	339	(39)	92	208	300	(55)	1969	09/01/2011
North Raleigh	Raleigh, NC	100%	(10)	188	472	660	—	188	472	660	(126)	1979	09/01/2011
Northeast	Charlotte, NC	100%	(10)	538	766	1,304	—	538	766	1,304	(230)	1962	09/01/2011
Northwood	High Point, NC	100%	(10)	184	396	580	—	184	396	580	(127)	1980	09/01/2011
Park Road	Charlotte, NC	100%	(10)	376	766	1,142	—	376	766	1,142	(211)	1971	09/01/2011
Pavilions	Winston-Salem, NC	100%	(10)	574	1,284	1,858	—	574	1,284	1,858	(240)	1989	09/01/2011
Pinehurst	Pinehurst, NC	100%	(10)	214	602	816	—	214	602	816	(202)	1904	09/01/2011
Pleasant Garden	Pleasant Garden, NC	100%	(10)	97	235	332	—	97	235	332	(86)	1935	09/01/2011
Reidsville Main Office	Reidsville, NC	100%	(10)	160	349	509	(60)	160	289	449	(76)	1900	09/01/2011
Reynolda	Winston-Salem, NC	100%	(10)	236	518	754	—	236	518	754	(162)	1972	09/01/2011
Salisbury Main Office	Salisbury, NC	100%	(10)	413	987	1,400	—	413	987	1,400	(233)	1983	09/01/2011
Salisbury West	Salisbury, NC	100%	(10)	351	189	540	—	351	189	540	(76)	1994	09/01/2011
Sardis Village	Charlotte, NC	100%	(10)	624	747	1,371	—	624	747	1,371	(219)	1982	09/01/2011
Signal Hill	Statesville, NC	100%	(10)	407	657	1,064	—	407	657	1,064	(203)	1975	09/01/2011
Six Forks	Raleigh, NC	100%	(10)	338	1,053	1,391	—	338	1,053	1,391	(218)	1986	09/01/2011
South Elm	Greensboro, NC	100%	(10)	220	575	795	—	220	575	795	(190)	1969	09/01/2011
South Park Greenville	Greenville, NC	100%	(10)	237	478	715	—	237	478	715	(140)	1980	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
South Square	Durham, NC	100%	(10)	$288	$482	$770	$—	$288	$482	$770	$(137)	1983	09/01/2011
South Pines Main Office	Southern Pines, NC	100%	(10)	399	742	1,141	—	399	742	1,141	(248)	1974	09/01/2011
Southwinds	Spring Lake, NC	100%	(10)	395	886	1,281	—	395	886	1,281	(187)	1994	09/01/2011
Southwood Square	High Point, NC	100%	(10)	348	716	1,064	—	348	716	1,064	(226)	1981	09/01/2011
Spruce Pine Main	Spruce Pine, NC	100%	(10)	172	953	1,125	—	172	953	1,125	(263)	1930	09/01/2011
Statesville Main Office	Statesville, NC	100%	(10)	130	1,852	1,982	—	130	1,852	1,982	(454)	1910	09/01/2011
Swansboro	Swansboro, NC	100%	(10)	92	272	364	—	92	272	364	(82)	1975	09/01/2011
Troutman	Troutman, NC	100%	(10)	319	400	719	(133)	319	267	586	(66)	1975	09/01/2011
Tryon Main Office	Tryon, NC	100%	(10)	87	1,067	1,154	—	87	1,067	1,154	(254)	1966	09/01/2011
Twin Rivers	New Bern, NC	100%	(10)	255	414	669	—	255	414	669	(138)	1979	09/01/2011
Union Road	Gastonia, NC	100%	(10)	203	750	953	—	203	750	953	(209)	1981	09/01/2011
University	Wilmington, NC	100%	(10)	397	852	1,249	(30)	367	852	1,219	(254)	1974	09/01/2011
Village Drive	Fayetteville, NC	100%	(10)	293	406	699	—	293	406	699	(128)	1973	09/01/2011
Combee	Lakeland, FL	100%	(11)	198	501	699	—	198	501	699	(158)	1980	09/01/2011
Lantana	Lantana, FL	100%	(11)	604	781	1,385	—	604	781	1,385	(315)	1963	09/01/2011
Monument Road	Jacksonville, FL	100%	(11)	947	2,475	3,422	—	947	2,475	3,422	(472)	1986	09/01/2011
North Boca Raton	Boca Raton, FL	100%	(11)	276	806	1,082	—	276	806	1,082	(217)	1981	09/01/2011
Ridge Road	New Port Richey, FL	100%	(11)	152	554	706	—	152	554	706	(155)	1981	09/01/2011
Rockledge	Rockledge, FL	100%	(11)	230	627	857	—	230	627	857	(210)	1982	09/01/2011
S. Mandarin	Jacksonville, FL	100%	(11)	241	613	854	—	241	613	854	(144)	1986	09/01/2011
Westside	Jacksonville, FL	100%	(11)	495	2,057	2,552	—	495	2,057	2,552	(525)	1962	09/01/2011
Hapeville	Hapeville, GA	100%	(11)	648	1,859	2,507	—	648	1,859	2,507	(472)	1958	09/01/2011
Perimeter Center	Atlanta, GA	100%	(11)	756	2,523	3,279	—	756	2,523	3,279	(465)	1994	09/01/2011
Stephenson	Savannah, GA	100%	(11)	305	621	926	—	305	621	926	(205)	1967	09/01/2011
Toco Hills	Atlanta, GA	100%	(11)	230	692	922	—	230	692	922	(176)	1986	09/01/2011
Walton Way	Augusta, GA	100%	(11)	431	1,144	1,575	—	431	1,144	1,575	(285)	1985	09/01/2011
Washington Road	Augusta, GA	100%	(11)	395	1,421	1,816	—	395	1,421	1,816	(338)	1984	09/01/2011
Clemmons	Clemmons, NC	100%	(11)	179	506	685	—	179	506	685	(169)	1973	09/01/2011
King Main	King, NC	100%	(11)	133	600	733	—	133	600	733	(152)	1978	09/01/2011
Marion Main	Marion, NC	100%	(11)	230	897	1,127	—	230	897	1,127	(247)	1980	09/01/2011
Roxboro Main	Roxboro, NC	100%	(11)	424	1,307	1,731	—	424	1,307	1,731	(389)	1980	09/01/2011
Russ Avenue	Waynesville, NC	100%	(11)	296	897	1,193	—	296	897	1,193	(343)	1972	09/01/2011
Sardis Road	Charlotte, NC	100%	(11)	149	480	629	—	149	480	629	(118)	1986	09/01/2011
Valdese Main	Valdese, NC	100%	(11)	198	1,218	1,416	—	198	1,218	1,416	(304)	1952	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Viewmont	Hickory, NC	100%	(11)	$147	$735	$882	$—	$147	$735	$882	$(199)	1974	09/01/2011
Wilkesboro Main	Wilkesboro, NC	100%	(11)	130	645	775	—	130	645	775	(148)	1986	09/01/2011
Champions	Houston, TX	100%	(12)	390	1,935	2,325	—	390	1,935	2,325	(275)	1997	09/01/2011
Clear Lake	Houston, TX	100%	(12)	434	1,772	2,206	—	434	1,772	2,206	(292)	1981/2005	09/01/2011
Cypress Station	Houston, TX	100%	(12)	203	982	1,185	(22)	203	960	1,163	(124)	1996	09/01/2011
Deer Park	Deer Park, TX	100%	(12)	191	646	837	—	191	646	837	(134)	1990	09/01/2011
Duncanville	Duncanville, TX	100%	(12)	65	322	387	(33)	65	289	354	(106)	1980	09/01/2011
Galleria	Dallas, TX	100%	(12)	480	1,593	2,073	—	480	1,593	2,073	(332)	1980	09/01/2011
Heights	Houston, TX	100%	(12)	298	1,590	1,888	—	298	1,590	1,888	(222)	1992	09/01/2011
Helotes	San Antonio, TX	100%	(12)	201	522	723	—	201	522	723	(134)	1982	09/01/2011
Highway 290	Houston, TX	100%	(12)	1,822	3,466	5,288	(3,113)	557	1,618	2,175	(505)	1981	09/01/2011
Highway 6	Houston, TX	100%	(12)	970	2,151	3,121	—	970	2,151	3,121	(301)	1997	09/01/2011
Humble	Humble, TX	100%	(12)	446	1,811	2,257	—	446	1,811	2,257	(284)	1998	09/01/2011
Mangum	Houston, TX	100%	(12)	271	1,383	1,654	—	271	1,383	1,654	(259)	1988	09/01/2011
Northshore	Houston, TX	100%	(12)	149	676	825	—	149	676	825	(115)	1995	09/01/2011
Independence - Main Building - 0104	Charlotte, NC	100%	65,780	6,112	66,908	73,020	8,187	6,112	75,095	81,207	(12,305)	1983	09/01/2011
FS Wilmington, LP	Wilmington, DE	100%	—	9,200	41,046	50,246	(4,435)	9,200	36,611	45,811	(3,327)	1995	09/01/2011
Inverness	Inverness, FL	100%	—	—	—	—	—	—	—	—	—	1994	09/01/2011
Paoli	Paoli, PA	100%	—	—	—	—	—	—	—	—	—	1989	09/01/2011
Forest Hill Banking Center	Germantown, TN	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Upper Montclair Drive Up	Upper Montclair, NJ	100%	—	—	—	—	—	—	—	—	—	1941	09/01/2011
Ardmore	Ardmore, PA	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011
Milltown	Milltown, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Fairgrounds	Allentown, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
West Goshen	West Chester, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Reading Airport	Reading Airport, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
East Brunswick	East Brunswick, NJ	100%	—	—	—	—	—	—	—	—	—	1972	09/01/2011
Concordia	Cranbury, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Thorndale	Thorndale, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Wind Gap	Wind Gap, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Harborside	Jersey City, NJ	100%	—	—	—	—	—	—	—	—	—	2002	09/01/2011
Hickory Parking Lot	Hickory, NC	100%	—	59	50	109	—	59	50	109	(6)	1986	09/01/2011
Torrance	Torrance, CA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Chapel Hill	Chapel Hill, NC	100%	—	—	—	—	—	—	—	—	—	1942/1993	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Greenville Main	Greenville, SC	100%	—	$—	$—	$—	$—	$—	$—	$—	$—	1997	09/01/2011
Del Prado	Cape Coral, FL	100%	—	—	—	—	—	—	—	—	—	1990	09/01/2011
Parkside Marketplace	Glen Allen, VA	100%	—	—	61	61	—	—	61	61	(27)	1988	09/01/2011
Livingston	Livingston, NJ	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011
Downtown St. Petersburg	St. Petersburg, FL	100%	—	—	—	—	—	—	—	—	—	1912/1981	09/01/2011
Bank of America Finc - Sub-Lease	Spokane, WA	100%	—	—	—	—	—	—	—	—	—	1981	09/01/2011
Gulfgate - Main Building	Sarasota, FL	100%	—	—	1,165	1,165	(1,127)	—	38	38	(213)	1963	09/01/2011
Cocoa Village Dt	Cocoa, FL	100%	—	483	2,167	2,650	(1,795)	483	372	855	(282)	1957/1991	09/01/2011
Citizens - Clinton East Main	Clinton, CT	100%	(13)	172	641	813	—	172	641	813	(166)	1972	10/24/2011
Citizens - Railroad Avenue	Plainfield, CT	100%	(13)	232	426	658	(34)	232	392	624	(102)	1980	10/24/2011
Citizens - Shunpike Road	Cromwell, CT	100%	(13)	281	484	765	(49)	281	435	716	(96)	1976	10/24/2011
Citizens - Whalley Avenue	New Haven, CT	100%	(13)	186	416	602	—	186	416	602	(138)	1943	10/24/2011
Citizens - Lockport	Lockport, IL	100%	(13)	287	1,129	1,416	—	287	1,129	1,416	(258)	1981/1996	10/24/2011
Citizens - Columbia Road	Dorchester, MA	100%	(13)	370	1,433	1,803	(23)	370	1,410	1,780	(383)	1930	10/24/2011
Citizens - East Boston Square	East Boston, MA	100%	(13)	192	785	977	—	192	785	977	(205)	1928	10/24/2011
Citizens - Massachusetts Avenue	Arllington Heights, MA	100%	(13)	401	395	796	(32)	401	363	764	(87)	1979	10/24/2011
Citizens - Rogers Road	Gloucester, MA	100%	(13)	251	1,174	1,425	—	251	1,174	1,425	(312)	1950	10/24/2011
Citizens - Union Sq - Somerville	Somerville, MA	100%	(13)	647	952	1,599	—	647	952	1,599	(250)	1970	10/24/2011
Citizens - 18 Mile Road	Sterling Height, MI	100%	(13)	207	835	1,042	—	207	835	1,042	(202)	1977	10/24/2011
Citizens - Allen Road - Southgate	Southgate, MI	100%	(13)	422	2,949	3,371	—	422	2,949	3,371	(668)	1973	10/24/2011
Citizens - Ford Road Heights	Dearborn Heights, MI	100%	(13)	494	1,130	1,624	—	494	1,130	1,624	(247)	1981	10/24/2011
Citizens - Grand River	Detroit, MI	100%	(13)	52	611	663	—	52	611	663	(193)	1920	10/24/2011
Citizens - Greater Mack	St. Clair Shores, MI	100%	(13)	626	1,150	1,776	—	626	1,150	1,776	(319)	1980	10/24/2011
Citizens - Grosse Pointe Woods	Grosse Pointe Woods, MI	100%	(13)	249	572	821	—	249	572	821	(161)	1955	10/24/2011
Citizens - Hoover Road	Warren, MI	100%	(13)	133	741	874	(85)	133	656	789	(95)	1997	10/24/2011
Citizens - Joy Road	Detroit, MI	100%	(13)	66	591	657	—	66	591	657	(185)	1957	10/24/2011
Citizens - Main Street - Belleville	Belleville, MI	100%	(13)	181	1,228	1,409	—	181	1,228	1,409	(193)	1998	10/24/2011
Citizens - North Adams	Rochester, MI	100%	(13)	227	1,417	1,644	—	227	1,417	1,644	(308)	1976	10/24/2011
Citizens - Plymouth Road - Detroit	Detroit, MI	100%	(13)	66	539	605	—	66	539	605	(176)	Early 1960’s	10/24/2011
Citizens - Roseville	Roseville, MI	100%	(13)	347	906	1,253	—	347	906	1,253	(227)	1981	10/24/2011
Citizens - Schoenherr	Warren, MI	100%	(13)	145	1,088	1,233	—	145	1,088	1,233	(261)	1979	10/24/2011
Citizens - West Fort Street	Southgate, MI	100%	(13)	122	1,315	1,437	—	122	1,315	1,437	(222)	1984	10/24/2011
Citizens - West Maple	Bloomfield Hills, MI	100%	(13)	317	1,675	1,992	—	317	1,675	1,992	(446)	1962	10/24/2011
Citizens - Woodward - Ferndale	Ferndale, MI	100%	(13)	313	798	1,111	—	313	798	1,111	(228)	1960	10/24/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Citizens - Barrington	Barrington, NH	100%	(13)	$176	$335	$511	$(82)	$176	$253	$429	$(56)	1985	10/24/2011
Citizens - Coliseum Avenue	Nashua, NH	100%	(13)	206	655	861	—	206	655	861	(174)	1981	10/24/2011
Citizens - One Constitution Way	Somersworth, NH	100%	(13)	135	1,013	1,148	—	135	1,013	1,148	(189)	1985	10/24/2011
Citizens - Endicott	Endicott, NY	100%	(13)	117	2,001	2,118	—	117	2,001	2,118	(546)	1927	10/24/2011
Citizens - Genesee - Utica	Utica, NY	100%	(13)	91	2,001	2,092	—	91	2,001	2,092	(560)	1956/1968	10/24/2011
Citizens - Glens Falls	Glens Falls, NY	100%	(13)	167	1,234	1,401	—	167	1,234	1,401	(332)	1956	10/24/2011
Citizens - Main Street - Beacon	Beacon, NY	100%	(13)	440	1,247	1,687	—	440	1,247	1,687	(349)	1955	10/24/2011
Citizens - Meadow Avenue	Newburgh, NY	100%	(13)	364	1,232	1,596	—	364	1,232	1,596	(335)	1972	10/24/2011
Citizens - Montcalm Street	Ticonderoga, NY	100%	(13)	16	607	623	—	16	607	623	(172)	1920	10/24/2011
Citizens - Chagrin Falls	Chagrin Falls, OH	100%	(13)	188	596	784	(123)	177	484	661	(109)	Pre 1884	10/24/2011
Citizens - Dover Center Road	Bay Village, OH	100%	(13)	196	484	680	—	196	484	680	(146)	1967	10/24/2011
Citizens - East Street - Euclid	Euclid, OH	100%	(13)	86	708	794	—	86	708	794	(158)	1975	10/24/2011
Citizens - Fairview Park	Fairview Park, OH	100%	(13)	289	374	663	(44)	289	330	619	(95)	1966	10/24/2011
Citizens - Girard	Girard, OH	100%	(13)	88	1,091	1,179	—	88	1,091	1,179	(233)	1977/1983	10/24/2011
Citizens - Lake Shore Boulevard	Euclid, OH	100%	(13)	234	622	856	—	234	622	856	(207)	1971	10/24/2011
Citizens - Lorain Road	North Olmsted, OH	100%	(13)	254	599	853	—	254	599	853	(119)	1981	10/24/2011
Citizens - Mentor Avenue	Mentor, OH	100%	(13)	690	1,283	1,973	(145)	690	1,138	1,828	(294)	1958	10/24/2011
Citizens - Navarre Avenue	Oregon, OH	100%	(13)	107	1,015	1,122	—	107	1,015	1,122	(244)	1980	10/24/2011
Citizens - Richmond Heights	Richmond Heights, OH	100%	(13)	353	683	1,036	(122)	353	561	914	(86)	2002	10/24/2011
Citizens - Toledo Main	Toledo, OH	100%	(13)	83	664	747	—	83	664	747	(199)	1952	10/24/2011
Citizens - University Heights	University Heights, OH	100%	(13)	426	505	931	(55)	426	450	876	(70)	1989/2002	10/24/2011
Citizens - Westlake	Westlake, OH	100%	(13)	283	596	879	—	283	596	879	(147)	1981	10/24/2011
Citizens - Burgettstown	Burgettstown, PA	100%	(13)	68	1,165	1,233	—	68	1,165	1,233	(296)	1921	10/24/2011
Citizens - Zelienople	Zelienople, PA	100%	(13)	26	1,054	1,080	—	26	1,054	1,080	(264)	1920/1971	10/24/2011
Citizens - Portsmouth East Main	Portsmouth, RI	100%	(13)	446	518	964	(69)	446	449	895	(111)	1979	10/24/2011
Citizens - Pearl St - Essex Junction	Essex Junction, VT	100%	(13)	170	415	585	—	170	415	585	(89)	1986	10/24/2011
Feasterville	Feasterville, PA	100%	—	319	1,401	1,720	—	319	1,401	1,720	—	1964	09/01/2011
	Total Properties Held for Investment			$304,935	$1,147,212	$1,452,147	$(153,385)	$284,079	$1,014,683	$1,298,762	$(192,380)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Sale
Sabal VI Building	Tampa, FL	100%	(4)	$2,600	$14,917	$17,517	$(5,355)	$2,316	$9,846	$12,162	$(1,002)	1988	03/05/2008
Deland Main	Deland, FL	100%	—	473	669	1,142	(147)	437	558	995	(26)	1964	09/01/2011
	Total Properties Held for Sale			$3,073	$15,586	$18,659	$(5,502)	$2,753	$10,404	$13,157	$(1,028)
		TOTAL		$308,008	$1,162,798	$1,470,806	$(158,887)	$286,832	$1,025,087	$1,311,919	$(193,408)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was approximately $1.5 billion as of December 31, 2014.
(4) These properties are security for the Portfolio Loan, which had an outstanding principal balance of $181.2 million as of December 31, 2014.
(5) These properties are security for the BBD2 Mortgage Loan, which had an outstanding principal balance of $138.0 million as of December 31, 2014.
(6) These properties are security for the FSI 6000A Mortgage Loan, which had an outstanding principal balance of $24.6 million as of December 31, 2014.
(7) These properties are security for the FSI 6000B Mortgage Loan, which had an outstanding principal balance of $28.2 million as of December 31, 2014.
(8) These properties are security for the FSI 6000C Mortgage Loan, which had an outstanding principal balance of $22.2 million as of December 31, 2014.
(9) These properties are security for the FSI 6000D Mortgage Loan, which had an outstanding principal balance of $29.4 million as of December 31, 2014.
(10) These properties are security for the Pitney Bowes - Bank of America Mortgage Loan, which had an outstanding principal balance of $38.3 million as of December 31, 2014.
(11) These properties are security for the Pitney Bowes - Wachovia A Mortgage Loan, which had an outstanding principal balance of $15.1 million as of December 31, 2014.
(12) These properties are security for the Sterling Bank Mortgage Loan, which had an outstanding principal balance of $19.6 million as of December 31, 2014.
(13) These properties are security for the CRE Mortgage Loan, which had an outstanding principal balance of $40.0 million as of December 31, 2014.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

	2014	2013	2012
Real Estate (1)
Balance at the beginning of the year	$1,460,838	$1,953,615	$3,129,561
Improvements	33,046	21,678	20,786
Transfer of real estate in connection with the extinguishment of debt	—	—	(209,200)
Write-off of fully depreciated and fully amortized assets	(31,954)	(29,166)	(27,116)
Impairments	(18,902)	(80,609)	(82,167)
Sales	(94,562)	(404,680)	(878,249)
Foreclosures	(36,547)	—	—
Balance at the end of the year	$1,311,919	$1,460,838	$1,953,615

Accumulated depreciation and amortization (1)
Balance at the beginning of the year	$182,039	$204,781	$165,328
Depreciation and amortization expense	67,848	78,461	136,710
Write-off of fully depreciated and fully amortized assets	(31,954)	(29,166)	(27,116)
Impairment	(8,885)	(32,595)	(14,436)
Sales	(10,973)	(39,442)	(37,269)
Foreclosures	(4,667)	—	—
Transfer of real estate in connection with the extinguishment of debt	—	—	(18,436)
Balance at the end of the year	$193,408	$182,039	$204,781
____________________
(1) Amounts include properties held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(dollar amounts in thousands)

	Interest Rate (1)	Interest Rate as of December 31, 2014 (1)	Final Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Notes Payable
Plaza in Clayton Mortgage Loan	5.90%	5.90%	10/06/2016	Interest Only	$—	$62,200	$62,200
Portfolio Loan	One-month LIBOR +1.80%	1.96%	01/01/2016	Interest Only	—	181,249	181,249
Total Notes Payable					—	243,449	243,449

GKK Properties Notes Payable
Bank of America - BBD2 Mortgage Loan	5.96%	5.96%	09/08/2019	Principal and interest	—	138,027	134,876
101 Independence Mortgage Loan	5.53%	5.53%	11/01/2016	Principal and interest	—	65,780	63,394
Citizens Bank Portfolio Mortgage Loan	One-month LIBOR + 3.00%	3.16%	06/01/2017	Interest Only	—	40,000	40,000
Pitney Bowes - Bank of America Mortgage Loan	5.33%	5.33%	10/10/2022	Principal and interest	—	38,261	37,614
FSI 6000D Mortgage Loan	5.80%	5.80%	06/05/2017	Principal and interest	—	29,419	28,526
FSI 6000B Mortgage Loan	5.80%	5.80%	06/05/2017	Principal and interest	—	28,228	27,780
FSI 6000A Mortgage Loan	6.80%	6.80%	10/05/2017	Principal and interest	—	24,551	25,034
FSI 6000C Mortgage Loan	6.80%	6.80%	10/05/2017	Principal and interest	—	22,219	22,888
Sterling Bank Mortgage Loan	5.57%	5.57%	01/11/2017	Interest Only	—	19,629	19,437
Pitney Bowes - Wachovia A Mortgage Loan	5.50%	5.50%	06/10/2023	Principal and interest	—	15,065	15,100
					—	421,179	414,649
Total Notes Payable, Net					$—	$664,628	$658,098
____________________
(1) Interest rate represents the interest rate in effect under the loan as of December 31, 2014 and is calculated as the actual interest rate in effect as of December 31, 2014 (consisting of the contractual interest rate), using interest rate indices at December 31, 2014, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2014; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
December 31, 2014
(dollar amounts in thousands)

Reconciliation of Mortgage Loans on Real Estate
Balance as of December 31, 2013	$962,282
Additions during period:
New mortgage loans	42,500
Deferred interest payable	637
Deductions during period:
Principal repayments	(269,831)
Extinguishment of mortgage loan due to discounted payoff	(26,824)
Extinguishment of mortgage loans due to foreclosure	(54,037)
Amortization of discount/premium on notes payable	3,371
Balance as of December 31, 2014	$658,098

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2015.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 9, 2015
Charles J. Schreiber, Jr.
/s/ DAVID E. SNYDER	Chief Financial Officer (principal financial officer)	March 9, 2015
David E. Snyder
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 9, 2015
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2015
Stacie K. Yamane
/s/ HANK ADLER	Director	March 9, 2015
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 9, 2015
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 9, 2015
Stuart A. Gabriel, Ph.D.