Form 10-Q
period 2015-03-31
KBS Real Estate Investment Trust, Inc.
filed 2015-05-14
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2015, there were 187,385,260 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate held for investment:
Land	$271,566	$271,566
Buildings and improvements	873,237	867,156
Tenant origination and absorption costs	87,181	88,350
Total real estate held for investment, at cost and net of impairment charges	1,231,984	1,227,072
Less accumulated depreciation and amortization	(199,352)	(187,461)
Total real estate held for investment, net	1,032,632	1,039,611
Real estate held for sale, net	—	78,900
Foreclosed real estate held for sale	—	12,045
Total real estate, net	1,032,632	1,130,556
Real estate loans receivable, net	29,135	28,922
Total real estate and real estate-related investments, net	1,061,767	1,159,478
Cash and cash equivalents	141,855	58,675
Restricted cash	55,419	62,755
Rents and other receivables, net	41,208	39,462
Above-market leases, net	21,912	22,767
Assets related to real estate held for sale	—	6,918
Deferred financing costs, prepaid expenses and other assets, net	29,154	26,112
Total assets	$1,351,315	$1,376,167
Liabilities and equity
Notes payable:
Notes payable	$639,346	$641,523
Notes payable related to real estate held for sale	—	16,575
Total notes payable	639,346	658,098
Accounts payable and accrued liabilities	23,059	22,579
Due to affiliates	696	444
Distributions payable	—	4,699
Below-market leases, net	38,217	40,854
Liabilities related to real estate held for sale	—	308
Other liabilities	34,883	36,412
Total liabilities	736,201	763,394
Commitments and contingencies (Note 13)
Redeemable common stock	8,442	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 187,500,775 and 187,845,515 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,875	1,879
Additional paid-in capital	1,662,487	1,662,483
Cumulative distributions and net losses	(1,057,690)	(1,061,589)
Total stockholders’ equity	606,672	602,773
Total liabilities and stockholders’ equity	$1,351,315	$1,376,167
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$35,365	$39,143
Tenant reimbursements	12,554	13,058
Interest income from real estate loans receivable	726	801
Parking revenues and other operating income	932	1,004
Total revenues	49,577	54,006
Expenses:
Operating, maintenance, and management	21,989	21,400
Real estate taxes, property-related taxes, and insurance	6,781	7,440
Asset management fees to affiliate	2,420	2,499
General and administrative expenses	2,220	3,644
Depreciation and amortization	15,605	17,923
Interest expense	8,733	13,545
Impairment charge on real estate held for investment	—	1,257
Total expenses	57,748	67,708
Other income
Gain on sales of real estate securities (includes $3.8 million of unrealized gains reclassified from accumulated other comprehensive income during the three months ended March 31, 2014)	—	3,748
Gain on sales of real estate, net	13,967	—
Gain on sales of foreclosed real estate held for sale	2,509	—
Gain from extinguishment of debt	—	1,815
Other interest income	116	168
Other income	—	304
Total other income	16,592	6,035
Income (loss) from continuing operations	8,421	(7,667)
Discontinued operations:
Gain on sales of real estate, net	124	2,916
Income from discontinued operations	44	236
Total income from discontinued operations	168	3,152
Net income (loss)	$8,589	$(4,515)
Basic and diluted income (loss) per common share:
Continuing operations	$0.05	$(0.04)
Discontinued operations	—	0.02
Net income (loss) per common share	$0.05	$(0.02)
Weighted-average number of common shares outstanding, basic and diluted	187,718,362	189,481,669
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$8,589	$(4,515)
Other comprehensive (loss) income
Reclassification of realized gain on real estate securities	—	(3,783)
Unrealized change in market value of real estate securities	—	(136)
Total other comprehensive (loss) income	—	(3,919)
Total comprehensive income (loss)	$8,589	$(8,434)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Three Months Ended March 31, 2015 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(21,266)	—	(21,266)
Other comprehensive income	—	—	—	—	(4,552)	(4,552)
Redemptions of common stock	(1,771,186)	(17)	(7,873)	—	—	(7,890)
Distributions declared	—	—	—	(9,412)	—	(9,412)
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$—	$602,773
Net income	—	—	—	8,589	—	8,589
Redemptions of common stock	(344,740)	(4)	(1,554)	—	—	(1,558)
Transfers from redeemable common stock	—	—	1,558	—	—	1,558
Distribution declared	—	—	—	(4,690)	—	(4,690)
Balance, March 31, 2015	187,500,775	$1,875	$1,662,487	$(1,057,690)	$—	$606,672
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$8,589	$(4,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,605	17,923
Impairment charge on real estate	—	1,257
Noncash interest income on real estate-related investments	(240)	(248)
Deferred rent	(495)	(574)
Bad debt expense	334	482
Amortization of deferred financing costs	476	377
Deferred interest payable	—	480
Amortization of above- and below-market leases, net	(1,790)	(2,094)
Gain on sales of foreclosed real estate held for sale	(2,509)	—
Gain on sales of real estate, net	(14,191)	(2,916)
Gain on sales of real estate securities	—	(3,748)
Gain on extinguishment of debt	—	(1,815)
Amortization of discounts and premiums on notes payable, net	511	639
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	2,949	814
Rents and other receivables	(1,880)	(2,877)
Prepaid expenses and other assets	(3,615)	(3,188)
Accounts payable and accrued liabilities	3,894	1,834
Due to affiliates	651	—
Other liabilities	(1,480)	(834)
Net cash provided by operating activities	6,809	997
Cash Flows from Investing Activities:
Improvements to real estate	(11,903)	(5,025)
Proceeds from sales of real estate, net	99,915	47,324
Proceeds from sales of foreclosed real estate held for sale	14,155	—
Principal repayments on real estate loans receivable	27	20
Proceeds from sale of real estate securities	—	6,588
Net change in restricted cash for capital expenditures	4,111	(175)
Net cash provided by investing activities	106,305	48,732
Cash Flows from Financing Activities:
Proceeds from notes payable	—	2,500
Principal payments on notes payable	(19,263)	(104,747)
Net change in restricted cash for debt service obligations	276	(346)
Payments of deferred financing costs	—	(727)
Payments to redeem common stock	(1,558)	(1,628)
Distributions paid to common stockholders	(9,389)	—
Net cash used in financing activities	(29,934)	(104,948)
Net increase (decrease) in cash and cash equivalents	83,180	(55,219)
Cash and cash equivalents, beginning of period	58,675	211,391
Cash and cash equivalents, end of period	$141,855	$156,172
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
The Company owns a diverse portfolio of real estate and real estate-related investments. As of March 31, 2015, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 397 real estate properties, including the GKK Properties (defined below). In addition, as of March 31, 2015, the Company owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of March 31, 2015, the Company had redeemed 11,934,805 of the shares sold in the Offering for $87.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Asset Management Services Agreement Related to the GKK Properties
On December 19, 2013, the Company, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (the “Services”). The Property Manager is not affiliated with the Company or KBS Acquisition Sub. As compensation for the Services, the Company agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2015, the Company sold four properties (of which two were GKK Properties), two of which were held for sale as of December 31, 2014. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Operating results of properties that were classified as held for sale in financial statements prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business subsequent to January 1, 2014 that had not been classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2015 and 2014, respectively.
Distributions declared per share of common stock were $0.025 for the three months ended March 31, 2015. On March 6, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. No distributions were declared during the three months ended March 31, 2014.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement, the GKK Properties. For financial data by segment, see Note 12, “Segment Information.”
Recently Issued Accounting Standards Update
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets, net on the accompanying consolidated balance sheets.

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2015, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 9.7 million rentable square feet and was 79% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 6.3 million rentable square feet related to the GKK Properties held for investment, which were 80% occupied as of March 31, 2015.
The following table summarizes the Company’s investments in real estate as of March 31, 2015 and December 31, 2014 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2015:
Office	$68,178	$404,910	$1,661	$474,749
Industrial	16,787	82,486	2,244	101,517
GKK Properties	186,601	385,841	83,276	655,718
Real estate held for investment, at cost and net of impairment charges	271,566	873,237	87,181	1,231,984
Accumulated depreciation/amortization	—	(160,670)	(38,682)	(199,352)
Real estate held for investment, net	$271,566	$712,567	$48,499	$1,032,632
As of December 31, 2014:
Office	$68,178	$401,083	$1,825	$471,086
Industrial	16,787	80,565	3,137	100,489
GKK Properties	186,601	385,508	83,388	655,497
Real estate held for investment, at cost and net of impairment charges	271,566	867,156	88,350	1,227,072
Accumulated depreciation/amortization	—	(150,434)	(37,027)	(187,461)
Real estate held for investment, net	$271,566	$716,722	$51,323	$1,039,611

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2015, the Company’s leases, including the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 11.9 years with a weighted-average remaining term of 4.9 years. As of March 31, 2015, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 11.9 years with a weighted-average remaining term of 5.0 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of March 31, 2015, these shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2015 through 2016. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.9 million and $3.0 million as of March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015 and 2014, the Company recognized deferred rent from tenants of $0.5 million and $0.6 million, respectively. These excess amounts for the three months ended March 31, 2015 and 2014 were net of $0.4 million and $0.4 million of lease incentive amortization, respectively. As of March 31, 2015 and December 31, 2014, the cumulative deferred rent balance was $30.4 million and $29.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.0 million and $5.7 million of unamortized lease incentives as of March 31, 2015 and December 31, 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of March 31, 2015 for the years ending December 31 is as follows (in thousands):

April 1, 2015 through December 31, 2015	$90,848
2016	119,917
2017	110,491
2018	97,651
2019	82,967
Thereafter	208,183
$710,057
As of March 31, 2015, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	69	$61,552	49.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

As of March 31, 2015, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has approximately 360 tenants over a diverse range of industries and geographical regions. As of March 31, 2015 and December 31, 2014, the Company had a bad debt expense reserve of $1.4 million and $1.1 million, respectively. The Company’s bad debt expense reserve as of March 31, 2015 and December 31, 2014 included $1.1 million and $0.9 million related to the GKK Properties, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded bad debt expense related to its tenant receivables of $0.4 million and $0.4 million, respectively.
As of March 31, 2015, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	3,085,003	31.7%	$27,406	22.0%	$8.88	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of March 31, 2015, lease expiration dates ranged from the remainder of 2015 through 2026 with a weighted-average remaining term of 5.0 years. Additionally, as of March 31, 2015, certain of Bank of America’s leases contained shedding right provisions. These shedding rights totaled approximately 0.3 million square feet and can be exercised at various dates during the remainder of 2015 through 2016.
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

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$21,202	$22,566
Income before income taxes	4,742	(681)
Net income (loss)	3,357	(276)

	As of
	March 31, 2015	December 31, 2014
Consolidated Balance Sheets (in millions)
Total assets	$2,143,545	$2,104,534
Total liabilities	1,893,357	1,861,063
Total stockholders’ equity	250,188	243,471
No other tenant represented more than 10% of the Company’s annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Geographic Concentration Risk
As of March 31, 2015, the Company’s net investments in real estate in North Carolina represented 12.0% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in North Carolina’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cost, net of impairments	$87,181	$88,350	$34,329	$34,329	$(75,946)	$(76,128)
Accumulated amortization	(38,682)	(37,027)	(12,417)	(11,562)	37,729	35,274
Net Amount	$48,499	$51,323	$21,912	$22,767	$(38,217)	$(40,854)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Amortization	$(2,824)	$(3,834)	$(855)	$(1,008)	$2,645	$3,021

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2015 and December 31, 2014, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2015(1)	Book Value as of March 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,150	$5,172	$5,181	5.4%	—%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,915	6,915	6,920	8.0%	8.1%	09/01/2015
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	17,645	17,450	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,873	3,397	3,365	6.1%	12.4%	07/11/2017
				$35,938	$33,129	$32,916
Reserve for Loan Losses (6)				—	(3,994)	(3,994)
				$35,938	$29,135	$28,922
_____________________
(1) Outstanding principal balance as of March 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2015. The contractual interest rates and annualized effective interest rates presented are as of March 31, 2015.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of March 31, 2015. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the three months ended March 31, 2015, the Company recognized $0.5 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”
As of March 31, 2015 and December 31, 2014, interest receivable from real estate loans receivable was $0.1 million and $0.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2015 (in thousands):

Real estate loans receivable, net - December 31, 2014	$28,922
Principal repayments received on real estate loans receivable	(27)
Accretion of discounts on purchased real estate loans receivable	248
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(8)
Real estate loans receivable, net - March 31, 2015	$29,135

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

For the three months ended March 31, 2015 and 2014, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual interest income	$486	$553
Interest accretion	248	257
Amortization of origination fees and costs	(8)	(9)
Interest income from real estate loans receivable	$726	$801
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. During the three months ended March 31, 2014, the Company recognized $0.1 million of interest income related to the Sandmar Mezzanine Loan, which has an asset-specific reserve. The Company did not recognize any interest income related to the Sandmar Mezzanine Loan during the three months ended March 31, 2015.
Reserve for Loan Losses
As of March 31, 2015, the total reserve for loan losses consisted of $4.0 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.2 million.
The Company did not record a provision for loan loss reserves during the three months ended March 31, 2015 or 2014. As of March 31, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent and the Company will recognize income on this loan on a cost-recovery basis.

6.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2014, the Company disposed of 16 properties (of which 11 were GKK Properties), transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, terminated its leasehold interest in three GKK Properties and transferred two GKK Properties to the lenders in connection with foreclosure proceedings. During the three months ended March 31, 2015, the Company disposed of four properties (of which two were GKK Properties). As of March 31, 2015, the Company did not own any properties that were classified as held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$—	$84,847
Accumulated depreciation and amortization	—	(5,947)
Real estate held for sale, net	—	78,900
Other assets	—	6,918
Total assets related to real estate held for sale	$—	$85,818
Liabilities related to real estate held for sale
Notes payable	—	16,575
Other liabilities	—	308
Total liabilities related to real estate held for sale	$—	$16,883
During the three months ended March 31, 2015, the Company sold two historical real estate properties and one GKK Property, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, the Company sold four historical real estate properties and two GKK Properties, disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to all of these properties, which were included in continuing operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Rental income	$2,196	$5,379
Tenant reimbursements and other operating income	668	1,057
Total Revenues	2,864	6,436
Expenses
Operating, maintenance, and management	1,125	1,377
Real estate taxes and insurance	260	831
Asset management fees to affiliate	98	195
General and administrative expenses	—	7
Depreciation and amortization	220	2,394
Interest expense	194	2,493
Impairment of real estate	—	1,257
Total expenses	1,897	8,554

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Discontinued Operations
The following table summarizes operating income from discontinued operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues and other income	$33	$692
Total expenses	(11)	456
Income from discontinued operations before gain on sales of real estate, net and impairment charge	44	236
Gain on sales of real estate, net	124	2,916
Income from discontinued operations	$168	$3,152

7.	FORECLOSED REAL ESTATE HELD FOR SALE
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
As of December 31, 2014, the Company’s investment in the Tribeca Building consisted of two Units with a carrying value of $12.0 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet.  During the three months ended March 31, 2015, the Company sold the remaining two Units and recognized a gain on sale of $2.5 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.2 million related to these two Units) and recorded expenses of $0.2 million related to foreclosed real estate held for sale. During the three months ended March 31, 2014, the Company did not sell any Units of the Tribeca Building and recorded expenses of $0.3 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

8.	NOTES PAYABLE
As of March 31, 2015 and December 31, 2014, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of March 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rates as of March 31, 2015 (1)	Weighted-Average Interest Rates as of March 31, 2015 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$62,200	$62,200	5.9%	5.9%	1.5
GKK Properties mortgage loans	379,035	381,179	5.3% - 6.8%	5.9%	3.7
	441,235	443,379
Variable Rate
Mortgage loans	164,131	181,249	One-month LIBOR + 1.80%	2.0%	0.8
GKK Properties mortgage loans	40,000	40,000	One-month LIBOR + 3.00%	3.2%	2.2
	204,131	221,249
Total notes payable principal outstanding	645,366	664,628
Discount on notes payable, net (3)	(6,020)	(6,530)
Total notes payable, net	$639,346	$658,098
_____________________
(1) Contractual interest rates as of March 31, 2015 represent the range of interest rates in effect under these loans as of March 31, 2015. Weighted-average interest rates as of March 31, 2015 are calculated as the actual interest rates in effect under these loans as of March 31, 2015 (consisting of the contractual interest rates), using interest rate indices as of March 31, 2015, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of March 31, 2015; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) Represents the unamortized discounts and premiums on notes payable due to the above- and below-market interest rates when the loans were assumed. The discounts and premiums are amortized over the remaining life of the respective loan.
As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs were $1.6 million and $1.9 million, respectively, net of amortization. During the three months ended March 31, 2015 and 2014, the Company incurred interest expense, net of discontinued operations, of $8.7 million and $13.5 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.5 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, and (ii) the amortization of discounts and premiums on notes payable, which increased interest expense by $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, $2.6 million and $1.9 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2015 (in thousands):

April 1, 2015 through December 31, 2015	$13,346
2016	304,640
2017	159,175
2018	8,651
2019	126,044
Thereafter	33,510
$645,366

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following summarizes the activity related to notes payable for the three months ended March 31, 2015 (in thousands):

Total notes payable, net - December 31, 2014	$658,098
Principal repayments	(19,263)
Amortization of discounts and premiums on notes payable, net	511
Total notes payable, net - March 31, 2015	$639,346
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. Except as described below, as of March 31, 2015, the Company was in compliance with these debt covenants.
BBD2 Loan
As of March 31, 2015, the borrower under the BBD2 Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer will impose a “cash trap,” which restricts distributions to the Company to the budgeted property operating expenses.

9.	FAIR VALUE DISCLOSURES
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
March 31, 2015
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
March 31, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of March 31, 2015 and December 31, 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,938	$29,135	$26,314	$35,966	$28,922	$25,818
Financial liabilities:
Notes payable	$645,366	$639,346	$669,642	$664,628	$658,098	$688,374
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
March 31, 2015
(unaudited)

10.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees for the management and disposition of investments, among other services, as well as to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor also serves, and the Dealer Manager also serves or served, as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. and anticipate that they will serve as the advisor and dealer manager, respectively, to KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2015 and 2014, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2015 and 2014, respectively, and any related amounts payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Expensed
Asset management fees(1)	$2,420	$2,516	$—	$—
Reimbursement of operating expenses(2)	49	49	80	45
Disposition fees(3)	1,185	376	616	399
	$3,654	$2,941	$696	$444
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $0.1 million for the three months ended March 31, 2014.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $45,000 and $49,000 for the three months ended March 31, 2015 and 2014, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain (loss) on sales of real estate in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Advisory Agreement Amendment
On January 15, 2015, the Company and the Advisor entered into an amendment to the Advisory Agreement to amend certain terms related to the disposition fee payable to the Advisor by the Company. In accordance with the Advisory Agreement, for substantial assistance in connection with the sale of properties, loans or other investments as determined by the conflicts committee of the Company’s board of directors, the Company pays the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties, loans or other investments sold. However, in no event may the total commissions (including such disposition fees) paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission. Pursuant to the amendment, the disposition fee related to the sales of GKK Properties has been modified to provide that the conflicts committee will determine in its sole discretion the amount of the disposition fee related to the sale of GKK Properties upon the terms set forth below, which disposition fee may be an amount not to exceed 1% of the contract sales price, which maximum amount is consistent with the fixed percentage applicable to the sales of other properties, loans and other investments under the Advisory Agreement.
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

As of March 31, 2015, the Company had sold 159 GKK Properties for an aggregate contract sales price of $212.3 million for which the Company had not paid or accrued a disposition fee. If the conflicts committee determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these GKK Properties sold as of March 31, 2015, which amount would be determined by the conflicts committee in its sole discretion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

11.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,086	$11,857
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans extinguished in connection with foreclosures and deed in lieu of foreclosure	$—	$6,134
Increase in lease incentives payable	$—	$143

12.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities. The GKK Properties segment consists of primarily office properties, bank branch properties, operations centers and other properties located in 30 states but excludes GKK Properties that were classified as discontinued operations. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, asset management fees, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three months ended March 31, 2015 and 2014, and total assets and total liabilities for each reportable segment as of March 31, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Real estate segment (1)	$17,841	$18,919
Real estate-related segment	726	801
GKK Properties segment (1)	31,010	34,286
Total revenues	$49,577	$54,006
Interest expense:
Real estate segment (1)	$2,209	$2,966
Real estate-related segment	—	—
GKK Properties segment (1)	6,524	10,579
Total interest expense	$8,733	$13,545
NOI:
Real estate segment (1)	$6,394	$7,563
Real estate-related segment	725	800
GKK Properties segment (1)	4,955	3,258
Total NOI	$12,074	$11,621

	As of March 31,	As of December 31,
	2015	2014
Assets:
Real estate segment	$546,677	$542,512
Real estate-related segment	29,291	29,096
GKK Properties segment	718,214	671,905
Total segment assets	1,294,182	1,243,513
Real estate held for sale	—	85,818
Foreclosed real estate held for sale	—	12,045
Corporate-level (2)	57,133	34,791
Total assets	$1,351,315	$1,376,167
Liabilities:
Real estate segment	$243,523	$240,965
Real estate-related segment	5	—
GKK Properties segment	491,732	499,908
Total segment liabilities	735,260	740,873
Real estate held for sale	—	16,883
Corporate-level (3)	941	5,638
Total liabilities	$736,201	$763,394
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of March 31, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $56.7 million and $34.2 million as of March 31, 2015 and December 31, 2014, respectively.
(3) As of March 31, 2015, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses. As of December 31, 2014, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$8,589	$(4,515)
Gain on sales of real estate	(13,967)	—
Gain on sales of real estate securities	—	(3,748)
Gain from extinguishment of debt	—	(1,815)
Gain on sale of foreclosed real estate held for sale	(2,509)	—
Other income and interest income	(116)	(472)
Asset management fees to affiliate	2,420	2,499
General and administrative expenses	2,220	3,644
Depreciation and amortization	15,605	17,923
Impairment charge on real estate held for investment	—	1,257
Total income from discontinued operations	(168)	(3,152)
NOI (1)	$12,074	$11,621
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of March 31, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.

13.	COMMITMENTS AND CONTINGENCIES
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
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of March 31, 2015 were as follows (in thousands):

April 1, 2015 through December 31, 2015	$13,060
2016	16,923
2017	12,981
2018	2,782
2019	2,338
Thereafter	36,079
$84,163

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
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
Distribution Declared
On May 13, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. The Company expects to pay this distribution on or about June 26, 2015.
Disposition of Properties Subsequent to March 31, 2015
101 Independence
On May 1, 2015, the Company, through an indirect wholly owned subsidiary, sold an office building containing 565,694 rentable square feet located in Charlotte, North Carolina (“101 Independence”) for $107.8 million or $106.8 million net of concessions and credits.  The carrying value of 101 Independence as of the date of sale was $69.5 million.  The purchaser is not affiliated with the Company or the Advisor.
In connection with the disposition of 101 Independence, the Company repaid the entire $65.3 million principal balance and all other sums due under a mortgage loan secured by 101 Independence, including a prepayment premium of $4.4 million.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 397 real estate properties, including the GKK Properties. In addition, as of March 31, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. Geopolitical events in Europe and the Middle East escalated throughout 2014, and into 2015. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities, in particular oil, has led to a steep price decline in most commodity market prices. In this type of economic environment, deflation is a real risk. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
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
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October of 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program has shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve.
In the United States, recent economic data has been improving. Slow and steady growth in the labor markets drove unemployment below 6%. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was a slight improvement over 2013’s growth rate of 2.2%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. The labor force participation rate continues to be low and personal income growth has remained muted. During the first quarter of 2015, U.S. GDP increased at an annual rate of 0.2%.
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
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and an escalating military conflict in the Ukraine. In the United States, the Federal Reserve is faced with the impact of a strong dollar and record low interest rates. In the short-term, we anticipate that market conditions will continue to remain volatile and, combined with a challenging global macro-economic environment, may interfere with the implementation of our business strategy and/or force us to modify it.
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
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $33.1 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investment with an asset-specific loan loss reserve, we have a real estate-related loan investment with a book value of $6.9 million maturing within one year from March 31, 2015. As of March 31, 2015, we had recorded $4.0 million of reserves for loan losses related to one of our real estate-related investments.
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
As of March 31, 2015, we had a total of $441.2 million of fixed rate notes payable and $204.1 million of variable rate notes payable. We have $179.7 million of debt maturing (including principal amortization payments) during the 12 months ending March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are for: the payment of operating expenses, capital expenditures and general and administrative expenses; refinancing upcoming maturities and paying down debt obligations; special redemptions of common stock pursuant to our share redemption program; and the payment of distributions to stockholders. To date, we have had six primary sources of capital for meeting our cash requirements:

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
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt.  Our primary focus in approving this suspension of monthly distribution payments was the repayment of certain maturing debt obligations. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. On March 6, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. We paid this distribution on March 25, 2015. We funded this distribution with cash flow from operations from the current period and prior periods.
Our share redemption program provides only for special redemptions. Such redemptions are subject to an annual dollar limitation. On December 9, 2014, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2015 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for our share redemption program will be reviewed and adjusted from time to time, if necessary. We currently do not expect to have funds available for ordinary redemptions in the future.
Our focus in 2015 is: to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets, primarily the GKK Properties; refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. In addition, as noted above, our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2015, our real estate held for investment was 79% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of March 31, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the three months ended March 31, 2015, we met our cash needs for capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate-related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the remainder of 2015.
Cash Flows from Operating Activities
As of March 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in 397 real estate properties. In addition, as of March 31, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
During the three months ended March 31, 2015, net cash provided by operating activities was $6.8 million, compared to $1.0 million of net cash provided by operating activities during the three months ended March 31, 2014. Net cash from operations increased in 2015 primarily due to the timing of payments for operating expenses, and a decrease in interest paid as a result of debt refinancing and restructuring, which resulted in an overall decrease in effective interest rates and a decrease in principal outstanding.
Cash Flows from Investing Activities
Net cash provided by investing activities was $106.3 million for the three months ended March 31, 2015. The significant sources and uses of net cash provided by investing activities were as follows:

•	$99.9 million of cash provided from the sale of real estate;

•	$11.9 million of cash used for improvements to real estate;

•	$14.2 million of cash provided from the sale of foreclosed real estate held for sale; and

•	a $4.1 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $29.9 million for the three months ended March 31, 2015. The significant sources and uses of cash for financing activities were as follows:

•	$19.3 million of principal payments on notes payable;

•	$9.4 million of cash used for distributions;

•	$1.5 million of cash used for redemptions of common stock; and

•	a $0.3 million decrease in restricted cash for debt service obligations.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures, for operating costs, to fund special redemptions pursuant to our share redemption program and to pay distributions to our stockholders, we use our capital resources to make certain payments to our advisor. We also reimburse our advisor and dealer manager for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of March 31, 2015, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. However, once the gross value of the GKK properties falls below the original cost of our investment in the GKK Mezzanine Loan, we will calculate the asset management fee based on the gross value of the GKK Properties. As of March 31, 2015, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of March 31, 2015, we had $141.9 million of cash and cash equivalents.
As of March 31, 2015, our borrowings and other liabilities were approximately 45% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$226,331	$—	$226,331	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$419,035	$13,346	$237,484	$134,695	$33,510
Interest payments on outstanding debt obligations related to historical portfolio(2)	$8,001	$5,177	$2,824	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$77,619	$18,198	$37,602	$17,233	$4,586
Operating leases(3)	$84,163	$13,060	$29,904	$5,120	$36,079
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of March 31, 2015.
(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of March 31, 2015. We incurred interest expense of $7.7 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $1.0 million, during the three months ended March 31, 2015.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. Except as described below, as of March 31, 2015, we were in compliance with these debt covenants.
BBD2 Loan
As of March 31, 2015, the borrower under the BBD2 Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer will impose a “cash trap,” which restricts distributions to us to the budgeted property operating expenses.
Asset Management Services Agreement Related to the GKK Properties
On December 19, 2013, we, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with the Property Manager with respect to the GKK Properties. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (the “Services”). The Property Manager is not affiliated with us or KBS Acquisition Sub. As compensation for the Services, we agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager.
The Amended Services Agreement will terminate on December 31, 2016, with a one-year extension option at our option, subject to certain terms and conditions contained in the Amended Services Agreement. The Amended Services Agreement supersedes and replaces all prior agreements related to the Services among us and our affiliates and the Property Manager and its affiliates.
Results of Operations
Overview
As of March 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 417 real estate properties, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which three condominium units were owned by us and were held for sale. Subsequent to March 31, 2014, we sold two historical office properties, four historical industrial properties and nine GKK Properties; terminated the lease of three GKK Properties in which we held a leasehold interest; transferred two GKK Properties to the lenders in connection with foreclosure proceedings; and sold the remaining three condominium units of the Tribeca Building. As a result, as of March 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 397 real estate properties, four real estate loans receivable (one of which was impaired) and a participation interest with respect to a real estate joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. During the three months ended March 31, 2015, we sold two historical real estate properties and one GKK Property, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, we sold four historical real estate properties and two GKK Properties, transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the three months ended March 31, 2015 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity.
Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$35,365	$39,143	$(3,778)	(10)%	$(3,182)	$(596)
Tenant reimbursements	12,554	13,058	(504)	(4)%	(264)	(240)
Interest income from real estate loans receivable	726	801	(75)	(9)%	—	(75)
Parking revenues and other operating income	932	1,004	(72)	(7)%	(125)	53
Operating, maintenance and management costs	21,989	21,400	589	3%	(247)	836
Real estate taxes, property-related taxes and insurance	6,781	7,440	(659)	(9)%	(571)	(88)
Asset management fees to affiliate	2,420	2,499	(79)	(3)%	(97)	18
General and administrative expenses	2,220	3,644	(1,424)	(39)%	N/A	N/A
Depreciation and amortization expense	15,605	17,923	(2,318)	(13)%	(2,174)	(144)
Interest expense	8,733	13,545	(4,812)	(36)%	(2,298)	(2,514)
Impairment charge on real estate held for investment	—	1,257	(1,257)	(100)%	(1,257)	—
Gain on sales of real estate securities	—	3,748	(3,748)	(100)%	(3,748)	—
Gain on sales of real estate, net	13,967	—	13,967	100%	13,967	—
Gain on sale of foreclosed real estate held for sale	2,509	—	2,509	100%	2,509	—
Gain from extinguishment of debt	—	1,815	(1,815)	(100)%	(1,815)	—
Gain on sales of real estate, net (discontinued operations)	124	2,916	(2,792)	(96)%	(2,792)	—
Income from discontinued operations	44	236	(192)	(81)%	(192)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to investments disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $3.8 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant reimbursements from our real estate properties decreased by $0.5 million primarily due to properties sold, the results of which are included in income from continuing operations, and adjustments to prior year tax recoveries related to the GKK Properties, partially offset by an increase in recovery of operating expenses related to our historical real estate properties. Our tenant reimbursements in future periods will also vary based on several factors, including the occupancy rates of the properties in our portfolio, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.
Interest income from real estate loans receivable decreased slightly from $0.8 million for the three months ended March 31, 2014 to $0.7 million for the three months ended March 31, 2015, due to the decrease in interest received from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of March 31, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.
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
Property operating, maintenance and management costs from our real estate properties increased by $0.6 million primarily due to snow removal expenses related to our real estate properties located in the midwestern and northeastern regions of the United States due to record snow fall during the first quarter 2015, partially offset by a decrease due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $7.4 million for the three months ended March 31, 2014 to $6.8 million for the three months ended March 31, 2015 primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations and property tax refunds received related to the GKK Properties. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $2.5 million for the three months ended March 31, 2014 to $2.4 million for the three months ended March 31, 2015 primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased by $1.4 million primarily due to a decrease of $1.0 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement and a decrease of $0.4 million related to lower legal fees, accounting fees, transfer agent fees and other professional fees. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information. General and administrative expenses consist primarily of management fees related to the Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $2.3 million primarily due to real estate property sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $4.8 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to March 31, 2014. Included in interest expense is the amortization of deferred financing costs of $0.5 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the three months ended March 31, 2014, due to a change in cash flow estimates and the estimated hold period, we recorded a non-cash impairment charge of $1.3 million to write-down the carrying value of one of our historical industrial properties held for investment to its estimated fair value. We measured this property at estimated fair value, as this property was impaired and the carrying value of the property was adjusted to estimated fair value. We estimated the fair value for this impaired real estate property held for investment based on an estimated sales price. We did not record an impairment charge on real estate held for investment during the three months ended March 31, 2015.
During the three months ended March 31, 2014, we sold 1,151,343 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $3.7 million. We did not own or sell any shares of common stock of Gramercy during the three months ended March 31, 2015.
We recognized a gain on sales of real estate of $14.0 million related to the disposition of two historical industrial properties and one GKK Property during the three months ended March 31, 2015 that were included in income from continuing operations. We did not dispose of any real estate properties during the three months ended March 31, 2014 that were included in income from continuing operations.
During the three months ended March 31, 2015, we sold the remaining two condominium units of the Tribeca Building and recognized a gain of $2.5 million on the sales of foreclosed real estate held for sale. We did not sell any condominium units of the Tribeca Building during the three months ended March 31, 2014.
During the three months ended March 31, 2014, we recognized a gain on extinguishment of debt of $1.8 million related to the BOA Windsor Mortgage Portfolio Loan, which matured on October 31, 2012. On February 21, 2014, we entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing the BOA Windsor Mortgage Portfolio Loan to the lender in full satisfaction of the debt and other obligations due under the loan. The gain on extinguishment of debt represents the difference between the carrying amount of the outstanding debt and other liabilities of $7.0 million and the carrying value of the real estate properties and other assets which secured the loan of approximately $5.2 million as of the date the properties were transferred to the lender.
We recognized a gain on sale of real estate of $0.1 million in discontinued operations related to the disposition of one GKK Property during the three months ended March 31, 2015. During the three months ended March 31, 2014, we recognized a gain on sales of real estate of $2.9 million related to the disposition of one historical office property and four GKK Properties.
Income from discontinued operations for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. Total revenues and other income from discontinued operations decreased from $0.7 million during the three months ended March 31, 2014 to $33,000 during the three months ended March 31, 2015.  Total expenses from discontinued operations decreased from $0.5 million during the three months ended March 31, 2014 to $0 during the three months ended March 31, 2015.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three months ended March 31, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$8,589	$(4,515)
Depreciation of real estate assets	10,015	10,617
Amortization of lease-related costs	5,590	7,306
Impairment charges on real estate	—	1,257
Gain on foreclosed real estate held for sale	(2,509)	—
Gain on sales of real estate, net	(13,967)	—
Gain on sales of real estate, net - discontinued operations	(124)	(2,916)
Gain on sales of real estate securities	—	(3,748)
FFO	7,594	8,001
Straight-line rent and amortization of above- and below-market leases	(2,285)	(2,668)
Gain from extinguishment of debt	—	(1,815)
Amortization of discounts and closing costs on real estate loans receivable	(240)	(248)
Amortization of discounts and premiums on GKK notes payable, net	511	639
MFFO	$5,580	$3,909
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2015 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)		Cash Flow From Operations
			Distributions Paid (1) (2)
First Quarter 2015	$4,690	$0.025	$9,389	$6,809
_____________________
(1) “Distributions Declared” and “Distributions Declared Per Share” consist of the following:

•
On December 9, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014. This distribution totaled approximately $4.7 million and was paid on January 2, 2015.

•
On March 6, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. This distribution totaled approximately $4.7 million and was paid on March 25, 2015.

(2) Assumes share was issued and outstanding each day that was a record date during the period presented.
For the three months ended March 31, 2015, we paid aggregate cash distributions of $9.4 million. FFO and cash flow from operations for the three months ended March 31, 2015 were $7.6 million and $6.8 million, respectively. We funded our total distributions paid with $6.8 million of current period cash flow from operations and $2.6 million of cash flow from operations in excess of distributions paid during the year ended December 31, 2014. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above. For information on our liquidity and distribution policies, see “– Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On May 13, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. We expect to pay this distribution on or about June 26, 2015.
Disposition of Properties Subsequent to March 31, 2015
101 Independence
On May 1, 2015, we, through an indirect wholly owned subsidiary, sold an office building containing 565,694 rentable square feet located in Charlotte, North Carolina (“101 Independence”) for $107.8 million or $106.8 million net of concessions and credits.  The carrying value of 101 Independence as of the date of sale was $69.5 million.  The purchaser is not affiliated with us or our advisor.
In connection with the disposition of 101 Independence, we repaid the entire $65.3 million principal balance and all other sums due under a mortgage loan secured by 101 Independence, including a prepayment premium of $4.4 million.

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
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2015, the fair value and book value of our fixed rate real estate loans receivable were $26.3 million and $29.1 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2015, the fair value of our fixed rate debt was $465.4 million and the carrying value of our fixed rate debt was $435.2 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on our $204.1 million of variable rate debt outstanding. Based on interest rates as of March 31, 2015, if interest rates are 100 basis points higher during the 12 months ending March 31, 2016, interest expense on our variable rate debt outstanding would increase by approximately $2.0 million. As of March 31, 2015, one-month LIBOR was 0.17625% and if this index was reduced to 0% during the 12 months ending March 31, 2016, interest expense on our variable rate debt would decrease by $0.4 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of March 31, 2015 was 8.9%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2015, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of March 31, 2015 were 5.9% and 2.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2015, using interest rate indices as of March 31, 2015, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015.
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
If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our most recently effective registration statement, as amended or supplemented, then we would redeem all of such stockholder’s shares.
The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.
The only redemptions we made under our share redemption program during the three months ended March 31, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the three months ended March 31, 2015, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of proceeds from cash flow from operations and the sale of properties in 2014.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $4.52 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The change in redemption price became effective for the December 2014 redemption date and will be effective until the estimated value per share is updated. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share in December of each year.
During the three months ended March 31, 2015, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	126,394	$4.52	(2)	(3)
February 2015	117,979	$4.52	(2)	(3)
March 2015	100,367	$4.52	(2)	(3)
Total	344,740
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the three months ended March 31, 2015, we redeemed $1.6 million of shares of common stock. The only redemptions we made under our share redemption program during the three months ended March 31, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. On December 9, 2014, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2015. Based on this redemption limitation and those described above and redemptions through March 31, 2015, we may redeem up to $8.4 million of shares that meet the requirements for special redemptions for the remainder of 2015.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
Departure of Chief Financial Officer
On May 8, 2015, David Snyder notified us of his decision to resign as our Chief Financial Officer and from all other officer positions with us, our advisor, its affiliates, and other KBS-sponsored companies.  Mr. Snyder’s resignation will be effective as of June 10, 2015.  Mr. Snyder’s resignation is not due to any disagreement with us, our advisor, its affiliates, and other KBS-sponsored companies.

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	May 14, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2015	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer
(principal financial officer)