Form 10-Q
period 2015-06-30
KBS Real Estate Investment Trust, Inc.
filed 2015-08-13
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2015, there were 187,063,080 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate held for investment:
Land	$265,278	$265,278
Buildings and improvements	812,033	800,876
Tenant origination and absorption costs	77,478	79,050
Total real estate held for investment, at cost and net of impairment charges	1,154,789	1,145,204
Less accumulated depreciation and amortization	(196,120)	(175,047)
Total real estate held for investment, net	958,669	970,157
Real estate held for sale, net	—	148,354
Foreclosed real estate held for sale	—	12,045
Total real estate, net	958,669	1,130,556
Real estate loans receivable, net	29,335	28,922
Total real estate and real estate-related investments, net	988,004	1,159,478
Cash and cash equivalents	133,609	58,675
Restricted cash	50,212	62,755
Rents and other receivables, net	35,235	37,604
Above-market leases, net	19,582	21,678
Assets related to real estate held for sale	—	10,462
Deferred financing costs, prepaid expenses and other assets, net	23,773	25,515
Total assets	$1,250,415	$1,376,167
Liabilities and equity
Notes payable:
Notes payable	$534,744	$578,129
Notes payable related to real estate held for sale	—	79,969
Total notes payable	534,744	658,098
Accounts payable and accrued liabilities	23,671	22,579
Due to affiliates	33	444
Distributions payable	—	4,699
Below-market leases, net	32,715	38,075
Liabilities related to real estate held for sale	—	3,087
Other liabilities	30,620	36,412
Total liabilities	621,783	763,394
Commitments and contingencies (Note 13)
Redeemable common stock	6,891	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 187,157,793 and 187,845,515 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,872	1,879
Additional paid-in capital	1,662,490	1,662,483
Cumulative distributions and net losses	(1,042,621)	(1,061,589)
Total stockholders’ equity	621,741	602,773
Total liabilities and stockholders’ equity	$1,250,415	$1,376,167
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$32,432	$38,618	$67,797	$77,762
Tenant reimbursements	11,133	14,073	23,688	27,131
Interest income from real estate loans receivable	741	814	1,467	1,615
Parking revenues and other operating income	660	956	1,592	1,960
Total revenues	44,966	54,461	94,544	108,468
Expenses:
Operating, maintenance, and management	17,843	21,431	39,833	42,830
Real estate taxes, property-related taxes, and insurance	5,865	6,758	12,646	14,198
Asset management fees to affiliate	2,346	2,530	4,766	5,029
General and administrative expenses	6,047	3,685	8,277	7,329
Depreciation and amortization	14,205	17,961	29,810	35,884
Interest expense	8,084	13,036	16,816	26,581
Impairment charge on real estate held for investment	—	939	—	2,196
Provision for loan losses	—	1,973	—	1,973
Total expenses	54,390	68,313	112,148	136,020
Other income and loss
Gain on sales of real estate securities (includes $0.7 million and $4.5 million of unrealized gains reclassified from accumulated other comprehensive income during the three and six months ended June 30, 2014, respectively)	—	662	—	4,410
Gain on sales of real estate, net	35,093	2,041	49,059	2,041
Gain on sales of foreclosed real estate held for sale	—	—	2,509	—
(Loss) gain from extinguishment of debt	(6,385)	3,297	(6,376)	5,112
Other interest income	120	130	241	297
Other income	354	62	349	365
Total other income	29,182	6,192	45,782	12,225
Income (loss) from continuing operations	19,758	(7,660)	28,178	(15,327)
Discontinued operations:
Gain on sales of real estate, net	—	89	124	3,006
(Loss) income from discontinued operations	(7)	—	38	234
Impairment charges on discontinued operations	—	(81)	—	(81)
Total (loss) income from discontinued operations	(7)	8	162	3,159
Net income (loss)	$19,751	$(7,652)	$28,340	$(12,168)
Basic and diluted income (loss) per common share:
Continuing operations	$0.11	$(0.04)	$0.15	$(0.08)
Discontinued operations	—	—	—	0.02
Net income (loss) per common share	$0.11	$(0.04)	$0.15	$(0.06)
Weighted-average number of common shares outstanding, basic and diluted	187,389,195	189,152,147	187,552,869	189,316,544
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$19,751	$(7,652)	$28,340	$(12,168)
Other comprehensive loss
Reclassification of realized gain on real estate securities	—	(669)	—	(4,452)
Unrealized change in market value of real estate securities	—	36	—	(100)
Total other comprehensive loss	—	(633)	—	(4,552)
Total comprehensive income (loss)	$19,751	$(8,285)	$28,340	$(16,720)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(21,266)	—	(21,266)
Other comprehensive income	—	—	—	—	(4,552)	(4,552)
Redemptions of common stock	(1,771,186)	(17)	(7,873)	—	—	(7,890)
Distributions declared	—	—	—	(9,412)	—	(9,412)
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$—	$602,773
Net income	—	—	—	28,340	—	28,340
Redemptions of common stock	(687,722)	(7)	(3,101)	—	—	(3,108)
Transfers from redeemable common stock	—	—	3,108	—	—	3,108
Distributions declared	—	—	—	(9,372)	—	(9,372)
Balance, June 30, 2015	187,157,793	$1,872	$1,662,490	$(1,042,621)	$—	$621,741
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$28,340	$(12,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,810	35,884
Impairment charge on real estate - continuing operations	—	2,196
Impairment charge on real estate - discontinued operations	—	81
Noncash interest income on real estate-related investments	(491)	(504)
Change in provision for loan losses	—	1,973
Deferred rent	(935)	(1,731)
Bad debt expense	368	1,617
Amortization of deferred financing costs	1,259	756
Deferred interest payable	—	597
Amortization of above- and below-market leases, net	(4,081)	(4,267)
Gain on sales of foreclosed real estate held for sale	(2,509)	—
Gain on sales of real estate, net	(49,183)	(5,047)
Gain on sales of real estate securities	—	(4,410)
Loss (gain) on extinguishment of debt	6,376	(5,112)
Amortization of discounts and premiums on notes payable, net	867	2,137
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	8,030	9,559
Rents and other receivables	3,020	(4,008)
Prepaid expenses and other assets	(575)	(1,642)
Accounts payable and accrued liabilities	3,454	(815)
Due to affiliates	(12)	—
Other liabilities	(5,693)	(4,060)
Net cash provided by operating activities	18,045	11,036
Cash Flows from Investing Activities:
Improvements to real estate	(19,024)	(10,331)
Proceeds from sales of real estate, net	204,943	86,753
Proceeds from sales of foreclosed real estate held for sale	14,155	—
Principal repayments on real estate loans receivable	78	70
Proceeds from sale of real estate securities	—	7,831
Net change in restricted cash for capital expenditures	3,735	(248)
Net cash provided by investing activities	203,887	84,075
Cash Flows from Financing Activities:
Proceeds from notes payable	—	42,500
Principal payments on notes payable	(126,207)	(251,799)
Prepayment premium on the repayment of debt	(4,390)	—
Net change in restricted cash for debt service obligations	778	587
Payments of deferred financing costs	—	(1,730)
Payments to redeem common stock	(3,108)	(3,152)
Distributions paid to common stockholders	(14,071)	—
Net cash used in financing activities	(146,998)	(213,594)
Net increase (decrease) in cash and cash equivalents	74,934	(118,483)
Cash and cash equivalents, beginning of period	58,675	211,391
Cash and cash equivalents, end of period	$133,609	$92,908
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2015, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 392 real estate properties, including the GKK Properties (defined below). In addition, as of June 30, 2015, the Company owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of June 30, 2015, the Company had redeemed 12,277,787 of the shares sold in the Offering for $88.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2015, the Company sold six properties (of which four were GKK Properties), two of which were held for sale as of December 31, 2014. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Operating results of properties that were classified as held for sale in financial statements prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business subsequent to January 1, 2014 that had not been classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2015 and 2014, respectively.
Distributions declared per share of common stock were $0.025 and $0.050 for the three and six months ended June 30, 2015, respectively. On March 6, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. On May 13, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. No distributions were declared during the three and six months ended June 30, 2014.
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
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2015, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 9.2 million rentable square feet and was 80% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 5.7 million rentable square feet related to the GKK Properties held for investment, which were 81% occupied as of June 30, 2015.
The following table summarizes the Company’s investments in real estate as of June 30, 2015 and December 31, 2014 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2015:
Office	$68,178	$410,719	$1,563	$480,460
Industrial	16,787	82,667	2,244	101,698
GKK Properties	180,313	318,647	73,671	572,631
Real estate held for investment, at cost and net of impairment charges	265,278	812,033	77,478	1,154,789
Accumulated depreciation/amortization	—	(158,793)	(37,327)	(196,120)
Real estate held for investment, net	$265,278	$653,240	$40,151	$958,669
As of December 31, 2014:
Office	$68,178	$401,083	$1,825	$471,086
Industrial	16,787	80,565	3,137	100,489
GKK Properties	180,313	319,228	74,088	573,629
Real estate held for investment, at cost and net of impairment charges	265,278	800,876	79,050	1,145,204
Accumulated depreciation/amortization	—	(141,306)	(33,741)	(175,047)
Real estate held for investment, net	$265,278	$659,570	$45,309	$970,157
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2015, the Company’s leases, including the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 11.7 years with a weighted-average remaining term of 4.6 years. As of June 30, 2015, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 11.7 years with a weighted-average remaining term of 4.6 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of June 30, 2015, these shedding rights totaled approximately 33,000 square feet and can be exercised at various dates during the remainder of 2015 through 2016. Pursuant to these rights, as of June 30, 2015, a tenant had notified the Company of its intent to shed 30,000 square feet from its leased premises in September 2015. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.9 million and $3.0 million as of June 30, 2015 and December 31, 2014, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

During the six months ended June 30, 2015 and 2014, the Company recognized deferred rent from tenants of $0.9 million and $1.7 million, respectively. These excess amounts for the six months ended June 30, 2015 and 2014 were net of $0.7 million and $0.7 million of lease incentive amortization, respectively. As of June 30, 2015 and December 31, 2014, the cumulative deferred rent balance was $29.5 million and $27.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.2 million and $5.7 million of unamortized lease incentives as of June 30, 2015 and December 31, 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of June 30, 2015 for the years ending December 31 is as follows (in thousands):

July 1, 2015 through December 31, 2015	$56,749
2016	113,907
2017	105,101
2018	92,065
2019	77,383
Thereafter	198,008
$643,213
As of June 30, 2015, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	72	$56,839	48.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.
As of June 30, 2015, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has approximately 350 tenants over a diverse range of industries and geographical regions. As of June 30, 2015 and December 31, 2014, the Company had a bad debt expense reserve of $1.2 million and $1.1 million, respectively. The Company’s bad debt expense reserve as of June 30, 2015 and December 31, 2014 included $0.8 million and $0.9 million related to the GKK Properties, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded bad debt expense related to its tenant receivables of $0.4 million and $1.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

As of June 30, 2015, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	2,811,855	30.7%	$22,494	19.2%	$8.00	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of June 30, 2015, lease expiration dates ranged from the remainder of 2015 through 2026 with a weighted-average remaining term of 4.6 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$22,117	$21,747	$43,319	$44,313
Income before income taxes	7,519	2,795	12,261	2,114
Net income (loss)	5,320	2,291	8,677	2,015

	As of
	June 30, 2015	December 31, 2014
Consolidated Balance Sheets (in millions)
Total assets	$2,149,034	$2,104,534
Total liabilities	1,897,375	1,861,063
Total stockholders’ equity	251,659	243,471
No other tenant represented more than 10% of the Company’s annualized base rent.
Geographic Concentration Risk
As of June 30, 2015, the Company’s net investments in real estate in Virginia represented 10.3% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Cost, net of impairments	$77,478	$79,050	$32,685	$32,796	$(70,667)	$(71,141)
Accumulated amortization	(37,327)	(33,741)	(13,103)	(11,118)	37,952	33,066
Net Amount	$40,151	$45,309	$19,582	$21,678	$(32,715)	$(38,075)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(2,581)	$(3,993)	$(1,303)	$(1,001)	$3,594	$3,094

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(5,405)	$(7,827)	$(2,158)	$(2,009)	$6,239	$6,115

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2015 and December 31, 2014, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2015(1)	Book Value as of June 30, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,110	$5,132	$5,181	5.4%	—%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania	08/06/2007	Retail	Mortgage	6,917	6,917	6,920	8.0%	8.1%	09/01/2015
San Diego Office Portfolio B-Note San Diego, California (5)	10/26/2007	Office	B-Note	20,000	17,849	17,450	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,860	3,431	3,365	6.1%	12.4%	07/11/2017
				$35,887	$33,329	$32,916
Reserve for Loan Losses (6)				—	(3,994)	(3,994)
				$35,887	$29,335	$28,922
_____________________
(1) Outstanding principal balance as of June 30, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2015. The contractual interest rates and annualized effective interest rates presented are as of June 30, 2015.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of June 30, 2015. See “—Reserve for Loan Losses.”
(5) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the six months ended June 30, 2015, the Company recognized $1.0 million of interest income related to its investment in this loan.
(6) See “—Reserve for Loan Losses.”
As of June 30, 2015 and December 31, 2014, interest receivable from real estate loans receivable was $0.1 million and $0.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2015 (in thousands):

Real estate loans receivable, net - December 31, 2014	$28,922
Principal repayments received on real estate loans receivable	(78)
Accretion of discounts on purchased real estate loans receivable	506
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(15)
Real estate loans receivable, net - June 30, 2015	$29,335

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

For the three and six months ended June 30, 2015 and 2014, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest income	$491	$558	$976	$1,111
Interest accretion	258	265	506	522
Amortization of origination fees and costs	(8)	(9)	(15)	(18)
Interest income from real estate loans receivable	$741	$814	$1,467	$1,615
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. During the six months ended June 30, 2014, the Company recognized $0.2 million of interest income related to the Sandmar Mezzanine Loan, which has an asset-specific reserve. The Company did not recognize any interest income related to the Sandmar Mezzanine Loan during the six months ended June 30, 2015.
Reserve for Loan Losses
As of June 30, 2015, the total reserve for loan losses consisted of $4.0 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.1 million.
The Company did not record a provision for loan loss reserves during the six months ended June 30, 2015 or 2014. As of June 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent and the Company will recognize income on this loan on a cost-recovery basis.

6.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2014, the Company disposed of 16 properties (of which 11 were GKK Properties), transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, terminated its leasehold interest in three GKK Properties and transferred two GKK Properties to the lenders in connection with foreclosure proceedings. During the six months ended June 30, 2015, the Company disposed of six properties (of which four were GKK Properties) and terminated its leasehold interest in three GKK Properties. As of June 30, 2015, the Company did not own any properties that were classified as held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$—	$166,715
Accumulated depreciation and amortization	—	(18,361)
Real estate held for sale, net	—	148,354
Other assets	—	10,462
Total assets related to real estate held for sale	$—	$158,816
Liabilities related to real estate held for sale
Notes payable	—	79,969
Other liabilities	—	3,087
Total liabilities related to real estate held for sale	$—	$83,056
During the six months ended June 30, 2015, the Company sold two historical real estate properties and three GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, the Company sold four historical real estate properties and two GKK Properties, disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to all of these properties, which were included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental income	$1,518	$7,880	$6,280	$15,773
Tenant reimbursements and other operating income	37	1,436	1,286	3,191
Total Revenues	1,555	9,316	7,566	18,964
Expenses
Operating, maintenance, and management	389	2,621	2,753	5,229
Real estate taxes and insurance	89	1,279	682	2,419
Asset management fees to affiliate	—	193	98	388
General and administrative expenses	2	13	—	20
Depreciation and amortization	—	3,446	1,500	6,885
Interest expense	402	3,714	1,802	7,442
Impairment of real estate	—	939	—	2,196
Total expenses	882	12,205	6,835	24,579

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Discontinued Operations
The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues and other income	$—	$195	$45	$886
Total expenses	7	195	7	652
(Loss) income from discontinued operations before gain on sales of real estate, net, and impairment charge	(7)	—	38	234
Gain on sales of real estate, net	—	89	124	3,006
Impairment charge	—	(81)	—	(81)
(Loss) income from discontinued operations	$(7)	$8	$162	$3,159
Significant Transactions
101 Independence
On May 1, 2015, the Company, through an indirect wholly owned subsidiary, sold an office building containing 565,694 rentable square feet located in Charlotte, North Carolina (“101 Independence”) to a purchaser unaffiliated with the Company or the Advisor for $107.8 million, or $106.8 million net of concessions and credits.  The carrying value of 101 Independence as of the date of sale was $69.5 million, which was net of $13.3 million of accumulated depreciation and amortization.  The Company recognized a gain on the disposition of 101 Independence of approximately $35.0 million after fees and expenses.

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
As of December 31, 2014, the Company’s investment in the Tribeca Building consisted of two Units with a carrying value of $12.0 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet.  During the six months ended June 30, 2015, the Company sold the remaining two Units and recognized a gain on sale of $2.5 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.2 million related to these two Units) and recorded expenses of $0.3 million related to foreclosed real estate held for sale. During the six months ended June 30, 2014, the Company did not sell any Units of the Tribeca Building and recorded expenses of $0.7 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

8.	NOTES PAYABLE
As of June 30, 2015 and December 31, 2014, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of June 30, 2015	Book Value as of December 31, 2014	Contractual Interest Rates as of June 30, 2015 (1)	Weighted-Average Interest Rates as of June 30, 2015 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$62,200	$62,200	5.9%	5.9%	1.3
GKK Properties mortgage loans (3)	312,090	381,179	5.3% - 6.8%	5.9%	3.9
	374,290	443,379
Variable Rate
Mortgage loans	164,131	181,249	One-month LIBOR + 1.80%	2.0%	0.5
GKK Properties mortgage loan (4)	—	40,000	(4)	(4)	(4)
	164,131	221,249
Total notes payable principal outstanding	538,421	664,628
Discount on notes payable, net (5)	(3,677)	(6,530)
Total notes payable, net	$534,744	$658,098
_____________________
(1) Contractual interest rates as of June 30, 2015 represent the range of interest rates in effect under these loans as of June 30, 2015. Weighted-average interest rates as of June 30, 2015 are calculated as the actual interest rates in effect under these loans as of June 30, 2015 (consisting of the contractual interest rates), using interest rate indices as of June 30, 2015, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of June 30, 2015; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) On May 1, 2015, in connection with the disposition of 101 Independence, the Company repaid the entire $65.3 million principal balance and all other sums due under a mortgage loan secured by 101 Independence, including a prepayment premium of $4.4 million, and wrote-off an unamortized discount on note payable of $2.0 million.
(4) On May 15, 2015, the Company repaid the entire outstanding principal balance due and all other sums due under this loan.
(5) Represents the unamortized discounts and premiums on notes payable due to the above- and below-market interest rates when the loans were assumed. The discounts and premiums are amortized over the remaining life of the respective loan.
As of June 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $0.8 million and $1.9 million, respectively, net of amortization. During the three and six months ended June 30, 2015, the Company incurred interest expense, net of discontinued operations, of $8.1 million and $16.8 million, respectively. During the three and six months ended June 30, 2014, the Company incurred interest expense, net of discontinued operations, of $13.0 million and $26.6 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.8 million and $1.3 million for the three and six months ended June 30, 2015 and $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively, and (ii) the amortization of discounts and premiums on notes payable, which increased interest expense by $0.4 million and $0.9 million for the three and six months ended June 30, 2015 and $1.5 million and $2.1 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, $2.9 million and $1.9 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2015 (in thousands):

July 1, 2015 through December 31, 2015	$5,464
2016	235,577
2017	129,175
2018	8,651
2019	126,044
Thereafter	33,510
$538,421
The following summarizes the activity related to notes payable for the six months ended June 30, 2015 (in thousands):

Total notes payable, net - December 31, 2014	$658,098
Principal repayments	(126,207)
Write-off of discount on notes payable related to sale	1,986
Amortization of discounts and premiums on notes payable, net	867
Total notes payable, net - June 30, 2015	$534,744
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. Except as described below, as of June 30, 2015, the Company was in compliance with these debt covenants.
BBD2 Loan
As of June 30, 2015, the borrower under the BBD2 Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer may impose a “cash trap,” which restricts distributions to the Company to the budgeted property operating expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of June 30, 2015 and December 31, 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,887	$29,335	$26,763	$35,966	$28,922	$25,818
Financial liabilities:
Notes payable	$538,421	$534,744	$555,327	$664,628	$658,098	$688,374
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
The Company has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees for the management and disposition of investments, among other services, as well as to reimbursement for certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor also serves, and the Dealer Manager also serves or served, as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above.
During the six months ended June 30, 2015 and 2014, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2015 and 2014, respectively, and any related amounts payable as of June 30, 2015 and December 31, 2014 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees(1)	$2,346	$2,530	$4,766	$5,046	$—	$—
Reimbursement of operating expenses(2)	52	54	99	103	33	45
Disposition fees(3)	1,068	399	2,253	775	—	399
	$3,466	$2,983	$7,118	$5,924	$33	$444
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $17,000 for the six months ended June 30, 2014.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $50,000 and $54,000 for the three months ended June 30, 2015 and 2014, respectively, and $95,000 and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
June 30, 2015
(unaudited)

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

As of June 30, 2015, the Company had sold 160 GKK Properties for an aggregate contract sales price of $213.0 million for which the Company had not paid or accrued a disposition fee. If the conflicts committee determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these GKK Properties sold as of June 30, 2015, which amount would be determined by the conflicts committee in its sole discretion.

11.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,671	$23,313
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans extinguished in connection with foreclosures and deed in lieu of foreclosure	$—	$6,134
Increase in lease incentives payable	$423	$1,925

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and six months ended June 30, 2015 and 2014, and total assets and total liabilities for each reportable segment as of June 30, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Real estate segment (1)	$16,488	$18,231	$34,329	$37,151
Real estate-related segment	741	815	1,467	1,615
GKK Properties segment (1)	27,737	35,415	58,748	69,702
Total revenues	$44,966	$54,461	$94,544	$108,468
Interest expense:
Real estate segment (1)	$2,036	$2,321	$4,244	$5,287
Real estate-related segment	—	—	—	—
GKK Properties segment (1)	6,048	10,715	12,572	21,294
Total interest expense	$8,084	$13,036	$16,816	$26,581
NOI:
Real estate segment (1)	$6,660	$8,381	$13,055	$15,945
Real estate-related segment	741	679	1,466	1,479
GKK Properties segment (1)	5,773	4,176	10,728	7,435
Total NOI	$13,174	$13,236	$25,249	$24,859

	As of June 30,	As of December 31,
	2015	2014
Assets:
Real estate segment	$548,572	$542,512
Real estate-related segment	29,488	29,096
GKK Properties segment	571,907	598,907
Total segment assets	1,149,967	1,170,515
Real estate held for sale	—	158,816
Foreclosed real estate held for sale	—	12,045
Corporate-level (2)	100,448	34,791
Total assets	$1,250,415	$1,376,167
Liabilities:
Real estate segment	$243,804	$240,965
Real estate-related segment	2	—
GKK Properties segment	377,045	433,735
Total segment liabilities	620,851	674,700
Real estate held for sale	—	83,056
Corporate-level (3)	932	5,638
Total liabilities	$621,783	$763,394
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of June 30, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $100.2 million and $34.2 million as of June 30, 2015 and December 31, 2014, respectively.
(3) As of June 30, 2015, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses. As of December 31, 2014, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The following table reconciles the Company’s net income (loss) to its NOI for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$19,751	$(7,652)	$28,340	$(12,168)
Gain on sales of real estate	(35,093)	(2,041)	(49,059)	(2,041)
Gain on sales of real estate securities	—	(662)	—	(4,410)
Loss (gain) from extinguishment of debt	6,385	(3,297)	6,376	(5,112)
Gain on sale of foreclosed real estate held for sale	—	—	(2,509)	—
Other income and interest income	(474)	(192)	(590)	(662)
Asset management fees to affiliate	2,346	2,530	4,766	5,029
General and administrative expenses	6,047	3,685	8,277	7,329
Depreciation and amortization	14,205	17,961	29,810	35,884
Impairment charge on real estate held for investment	—	939	—	2,196
Provision for loan losses	—	1,973	—	1,973
Total loss (income) from discontinued operations	7	(8)	(162)	(3,159)
NOI (1)	$13,174	$13,236	$25,249	$24,859
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of June 30, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.

13.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant to leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates from 2017 through 2042 and the building leases have expiration dates from 2018 through 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of June 30, 2015 were as follows (in thousands):

July 1, 2015 through December 31, 2015	$8,460
2016	16,455
2017	12,425
2018	2,413
2019	1,766
Thereafter	31,469
$72,988

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
Distribution Declared
On August 11, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 18, 2015. The Company expects to pay this distribution on or about September 25, 2015.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 herein and filed with the Securities and Exchange Commission (the “SEC”).
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
As of June 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 392 real estate properties, including the GKK Properties. In addition, as of June 30, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our charter requires that we seek stockholder approval of our liquidation if our shares of common stock are not listed on a national securities exchange by November 2012, unless a majority of our independent directors determines that liquidation is not then in the best interest of our stockholders. Pursuant to our charter requirement, the conflicts committee assessed our portfolio of investments and related debt financings, including the assets and liabilities transferred to us under the Settlement Agreement in satisfaction of certain debt obligations owed to us by wholly owned subsidiaries of Gramercy. The conflicts committee also considered the prepayment penalties associated with certain debt obligations assumed by us under the Settlement Agreement. Taking into consideration our portfolio and current market conditions, in November 2012, November 2013 and November 2014, the conflicts committee unanimously determined that liquidation is not now in the best interests of our stockholders. Our charter requires that the conflicts committee revisit the issue of liquidation at least annually. Given the factors noted above, the conflicts committee believes it may reach the same conclusion next year.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
The global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events in Europe, the Middle East and Asia throughout the summer of 2015, such as the Greek sovereign debt crisis and the fall of the Chinese stock markets. The rise of the Islamic State and the struggle between the Ukrainian government and pro-Russian rebels have kept the U.S. and its allies engaged in international conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing demand for commodities and in particular oil, has led to a steep price decline in most commodity market prices which has, in turn, threatened the economies of commodity dependent nations. In the United States, the Federal Reserve seeks to normalize interest rates with the anticipated increase in rates in 2015. In this type of economic environment the level of uncertainty and volatility has increased. While the U.S. economy has rebounded from the recent recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions continue to bolster the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kickstart its economy. To date, the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement has led to lower European interest rates and a weakening of the Euro against other currencies. In China, the central government has struggled to control its shadow banking system. Recent crackdowns on corruption and the intervention of the government into the country’s falling stock market have increased the level of investor uncertainty.
The Federal Reserve has maintained an accommodative monetary policy since the beginning of the 2008 financial crisis. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the global financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. While it is unclear whether such an increase will happen in 2015 or 2016, it now appears likely that an increase is in the Federal Reserve’s plans.
In the United States, recent economic data has shown moderate economic growth. The labor force participation rate continues to be low and personal income growth has remained stagnant. However, slow and steady growth in the labor markets has driven unemployment down to 5.3% as of June 2015. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the 1990s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the second half of 2014, the U.S. dollar began to appreciate against the currencies of other nations. However, the effects of a strong dollar and weak international economic growth began to materialize in the form of reduced corporate earnings in the fourth quarter of 2014. This trend continued in the first quarter of 2015, where U.S. GDP increased at an annual rate of 0.6%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from an inflow of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. In 2014, the commercial real estate market recovery spread to secondary and tertiary markets, and most asset classes. The U.S. commercial real estate market has gained favor as an alternative investment class and capital flows continue to improve. In 2015, commercial property values have continued to rise and the U.S. commercial real estate market is currently on pace to set a record in transaction volume. However, the recovery in commercial real estate is expected to remain uneven across geographies and among property types.
As the dollar strengthens, the flow of capital into the United States could be curtailed. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. A decrease in flow of capital into the United States could lead to a decrease in the demand for U.S. commercial real estate assets, and result in a decline in commercial real estate values.
After several years of improving market conditions, the recovery in the U.S. residential real estate market has slowed. The initial recovery was driven by low interest rates, pent-up demand from the consumer sector and institutional investors in the form of buy-to-rent portfolios. In 2015, investor demand for homes has slowed and the housing market appears to be heading into a consolidation phase as several institutional investors seek an exit to repay investors. All cash purchases of homes, an indicator of institutional investor activity, has dropped dramatically. New home construction numbers have been driven largely by the construction of multifamily projects.
Overall, despite indications of recovery in the United States, uncertainties abound. China’s export-based economy has slowed and the Japanese government continues to experiment with QE. The EU is faced with the economic collapse of Greece, another recession and military conflict in the Ukraine. In the United States, the Federal Reserve completed the latest phase of QE in 2014 and is now faced with the impact of a strong dollar and the anticipation of increasing interest rates. In the short-term, we anticipate that market conditions will continue to remain strong and volatile. When combined with a challenging global macro-economic environment, these conditions may interfere with the implementation of our business strategy and/or force us to modify it.
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
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $33.3 million. Assuming our real estate-related loans are fully extended under the terms of the respective loan agreements and excluding our loan investment with an asset-specific loan loss reserve, we have a real estate-related loan investment with a book value of $6.9 million maturing within one year from June 30, 2015. As of June 30, 2015, we had recorded $4.0 million of reserves for loan losses related to one of our real estate-related investments.

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
As of June 30, 2015, we had a total of $374.3 million of fixed rate notes payable and $164.1 million of variable rate notes payable. We have $164.1 million of debt maturing (including principal amortization payments) during the 12 months ending June 30, 2016.
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
We ceased offering shares of common stock in our primary offering on May 30, 2008. We do not currently plan to acquire or originate additional real estate or real estate-related investments. We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use cash flow generated by our real estate and real estate-related investments and funds available under our credit facilities. However, we have suffered declines in cash flows from these sources.
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
Our focus in 2015 is: to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily certain of the GKK Properties), refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. On March 6, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. We paid this distribution on March 25, 2015. On May 13, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. We paid this distribution on June 26, 2015. We funded these distributions with cash flow from operations from the current period and prior periods. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2015, our real estate held for investment was 80% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of June 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the six months ended June 30, 2015, we met our cash needs for leasing costs, capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate-related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the remainder of 2015.
Cash Flows from Operating Activities
As of June 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in 392 real estate properties. In addition, as of June 30, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
During the six months ended June 30, 2015, net cash provided by operating activities was $18.0 million, compared to $11.0 million of net cash provided by operating activities during the six months ended June 30, 2014. Net cash from operations increased in 2015 primarily due to the timing of payments for operating expenses, and a decrease in interest paid as a result of debt refinancing and restructuring and debt payoffs, which resulted in an overall decrease in effective interest rates and a decrease in principal outstanding.
Cash Flows from Investing Activities
Net cash provided by investing activities was $203.9 million for the six months ended June 30, 2015. The significant sources and uses of net cash provided by investing activities were as follows:

•	$204.9 million of cash provided from the sale of real estate;

•	$19.0 million of cash used for improvements to real estate;

•	$14.2 million of cash provided from the sale of foreclosed real estate held for sale; and

•	a $3.7 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $147.0 million for the six months ended June 30, 2015. The significant sources and uses of cash for financing activities were as follows:

•	$126.2 million of principal payments on notes payable;

•	$14.1 million of cash used for distributions;

•	$4.4 million of cash used for prepayment premium on the repayment of debt;

•	$3.1 million of cash used for redemptions of common stock; and

•	a $0.8 million decrease in restricted cash for debt service obligations.
In addition to using our capital resources to meet our debt service obligations, for leasing costs, for capital expenditures, for operating costs, to fund special redemptions pursuant to our share redemption program and to pay distributions to our stockholders, we use our capital resources to make certain payments to our advisor. We also reimburse our advisor and dealer manager for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets.

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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of June 30, 2015, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. However, once the gross value of the GKK properties falls below the original cost of our investment in the GKK Mezzanine Loan, we will calculate the asset management fee based on the gross value of the GKK Properties. As of June 30, 2015, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of June 30, 2015, we had $133.6 million of cash and cash equivalents.
As of June 30, 2015, our borrowings and other liabilities were approximately 40% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$226,331	$—	$226,331	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$312,090	$5,464	$138,421	$134,695	$33,510
Interest payments on outstanding debt obligations related to historical portfolio(2)	$6,275	$3,451	$2,824	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$65,121	$10,406	$32,896	$17,233	$4,586
Operating leases(3)	$72,988	$8,460	$28,880	$4,179	$31,469
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of June 30, 2015.
(2) Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates as of June 30, 2015. We incurred interest expense of $14.6 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $2.2 million, during the six months ended June 30, 2015.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. Except as described below, as of June 30, 2015, we were in compliance with these debt covenants.
BBD2 Loan
As of June 30, 2015, the borrower under the BBD2 Loan was out of debt service coverage compliance. As a result of such non-compliance, the loan servicer may impose a “cash trap,” which restricts distributions to us to the budgeted property operating expenses.
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
Results of Operations
Overview
As of June 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 411 real estate properties, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which three condominium units were owned by us and were held for sale. Subsequent to June 30, 2014, we sold two historical office properties and 10 GKK Properties; terminated the lease of five GKK Properties in which we held a leasehold interest; transferred two GKK Properties to the lenders in connection with foreclosure proceedings; and sold the remaining three condominium units of the Tribeca Building. As a result, as of June 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 392 real estate properties, four real estate loans receivable (one of which was impaired) and a participation interest with respect to a real estate joint venture.
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. During the six months ended June 30, 2015, we sold two historical real estate properties and three GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, we sold four historical real estate properties and two GKK Properties, transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the three and six months ended June 30, 2015 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014
The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$32,432	$38,618	(6,186)	(16)%	$(6,362)	$176
Tenant reimbursements	11,133	14,073	(2,940)	(21)%	(1,112)	(1,828)
Interest income from real estate loans receivable	741	814	(73)	(9)%	—	(73)
Parking revenues and other operating income	660	956	(296)	(31)%	(287)	(9)
Operating, maintenance and management costs	17,843	21,431	(3,588)	(17)%	(2,231)	(1,357)
Real estate taxes, property-related taxes and insurance	5,865	6,758	(893)	(13)%	(1,191)	298
Asset management fees to affiliate	2,346	2,530	(184)	(7)%	(193)	9
General and administrative expenses	6,047	3,685	2,362	64%	N/A	N/A
Depreciation and amortization expense	14,205	17,961	(3,756)	(21)%	(3,446)	(310)
Interest expense	8,084	13,036	(4,952)	(38)%	(3,312)	(1,640)
Impairment charge on real estate held for investment	—	939	(939)	(100)%	(939)	—
Provision for loan losses	—	1,973	(1,973)	(100)%	—	(1,973)
Gain on sales of real estate securities	—	662	(662)	(100)%	(662)	—
Gain on sales of real estate, net	35,093	2,041	33,052	1,619%	33,052	—
(Loss) gain from extinguishment of debt	(6,385)	3,297	(9,682)	(294)%	(6,385)	(3,297)
Gain on sales of real estate, net (discontinued operations)	—	89	(89)	(100)%	(89)	—
Loss from discontinued operations	(7)	—	(7)	100%	(7)	—
Impairment charge on discontinued operations	—	(81)	81	(100)%	81	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 related to investments disposed of on or after April 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $6.2 million primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $2.9 million due to properties sold, the results of which are included in income from continuing operations, and adjustments to prior year property tax recoveries related to the GKK Properties held throughout both periods. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rates of the properties in our portfolio, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.
Interest income from real estate loans receivable decreased slightly from $0.8 million for the three months ended June 30, 2014 to $0.7 million for the three months ended June 30, 2015, due to the decrease in interest recognized from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.

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
Property operating, maintenance and management costs from our real estate properties decreased by $3.6 million primarily due to properties sold, the results of which are included in income from continuing operations, and a decrease in bad debt write-offs related to properties held throughout both periods. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $6.8 million for the three months ended June 30, 2014 to $5.9 million for the three months ended June 30, 2015 primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $2.5 million for the three months ended June 30, 2014 to $2.3 million for the three months ended June 30, 2015 primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”
General and administrative expenses increased by $2.4 million primarily due to an increase of $2.8 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement, partially offset by a decrease of $0.4 million related to lower legal fees, accounting fees, transfer agent fees and other professional fees. General and administrative expenses consist primarily of management fees related to the Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $3.8 million primarily due to real estate property sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations related to properties held throughout both periods. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $5.0 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $0.8 million and $0.4 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2014, due to a change in cash flow estimates and the estimated hold period, we recorded a non-cash impairment charge of $0.9 million to write-down the carrying value of one of our historical office properties held for investment to its estimated fair value. We measured this property at estimated fair value, as this property was impaired and the carrying value of the property was adjusted to estimated fair value. We estimated the fair value for this impaired real estate property held for investment based on an estimated sales price. We did not record an impairment charge on real estate held for investment during the three months ended June 30, 2015.
We recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the three months ended June 30, 2014. During the three months ended June 30, 2015, we did not record provision for loan loss reserves.
During the three months ended June 30, 2014, we sold 235,259 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $0.7 million. We did not own or sell any shares of common stock of Gramercy during the three months ended June 30, 2015.
We recognized a gain on sales of real estate of $35.1 million related to the disposition of two GKK Properties during the three months ended June 30, 2015 that were included in income from continuing operations. We recognized a gain on sales of $2.0 million related to the disposition of four historical industrial properties and one GKK Property during the three months ended June 30, 2014 that were included in income from continuing operations.
During the three months ended June 30, 2015, we recognized a loss on extinguishment of debt of $6.4 million related to the early pay-off of the 101 Independence Mortgage Loan. On May 1, 2015, in connection with the disposition of 101 Independence, we repaid the entire $65.3 million principal balance and all other sums due on the 101 Independence Mortgage Loan, including a prepayment premium of $4.4 million, and we wrote off an unamortized discount on note payable of $2.0 million. During the three months ended June 30, 2014, we recognized a gain on extinguishment of debt of $3.3 million related to the discounted payoff of the Bridgeway Technology Center Mortgage Loan, which matured on August 1, 2013. On April 14, 2014, we entered into an agreement with the lender to satisfy all amounts owed under the Bridgeway Technology Center Mortgage Loan, including the outstanding principal balance of $26.8 million and accrued and unpaid interest of $2.1 million, at a discounted payoff amount of $25.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014
The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$67,797	$77,762	$(9,965)	(13)%	$(9,492)	$(473)
Tenant reimbursements	23,688	27,131	(3,443)	(13)%	(1,491)	(1,952)
Interest income from real estate loans receivable	1,467	1,615	(148)	(9)%	—	(148)
Parking revenues and other operating income	1,592	1,960	(368)	(19)%	(414)	46
Operating, maintenance and management costs	39,833	42,830	(2,997)	(7)%	(2,473)	(524)
Real estate taxes, property-related taxes and insurance	12,646	14,198	(1,552)	(11)%	(1,737)	185
Asset management fees to affiliate	4,766	5,029	(263)	(5)%	(291)	28
General and administrative expenses	8,277	7,329	948	13%	N/A	N/A
Depreciation and amortization expense	29,810	35,884	(6,074)	(17)%	(5,385)	(689)
Interest expense	16,816	26,581	(9,765)	(37)%	(5,640)	(4,125)
Impairment charge on real estate held for investment	—	2,196	(2,196)	(100)%	(2,196)	—
Provision for loan losses	—	1,973	(1,973)	(100)%	—	(1,973)
Gain on sales of real estate securities	—	4,410	(4,410)	(100)%	(4,410)	—
Gain on sales of real estate, net	49,059	2,041	47,018	2,304%	47,018	—
Gain on sale of foreclosed real estate held for sale	2,509	—	2,509	100%	2,509	—
(Loss) gain from extinguishment of debt	(6,376)	5,112	(11,488)	(225)%	(8,191)	(3,297)
Gain on sales of real estate, net (discontinued operations)	124	3,006	(2,882)	(96)%	(2,882)	—
Income from discontinued operations	38	234	(196)	(84)%	(196)	—
Impairment charge on discontinued operations	—	(81)	81	(100)%	81	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to investments disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $10.0 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $3.4 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and adjustments to prior year property tax recoveries related to the GKK Properties held throughout both periods, partially offset by an increase in property tax recoveries related to our historical real estate properties held throughout both periods. Our tenant reimbursements in future periods will vary based on several factors discussed above under “ —Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014.”
Interest income from real estate loans receivable decreased slightly from $1.6 million for the six months ended June 30, 2014 to $1.5 million for the six months ended June 30, 2015, due to the decrease in interest recognized from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Please see “ —Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan.
Property operating, maintenance and management costs from our real estate properties decreased by $3.0 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and a decrease in utility expenses and bad debt write-offs related to properties held throughout both periods, partially offset by an increase in HVAC repairs and snow removal expenses related to our real estate properties located in the midwestern and northeastern regions of the United States due to record snow fall during the first quarter 2015. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $14.2 million for the six months ended June 30, 2014 to $12.6 million for the six months ended June 30, 2015 primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and property tax refunds received related to the GKK Properties, partially offset by an increase in consulting fees for property taxes. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $5.0 million for the six months ended June 30, 2014 to $4.8 million for the six months ended June 30, 2015 primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”
General and administrative expenses increased by $0.9 million primarily due to an increase of $1.7 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement, partially offset by a decrease of $0.8 million related to lower legal fees, accounting fees, transfer agent fees and other professional fees. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information. General and administrative expenses consist primarily of management fees related to the Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $6.1 million primarily due to real estate property sales or disposition other than by sale and decreased amortization of tenant origination and absorption costs resulting from lease expirations related to properties held throughout both periods. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $9.8 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $1.3 million and $0.7 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the six months ended June 30, 2014, due to a change in cash flow estimates and the estimated hold period, we recorded a non-cash impairment charge of $2.2 million to write-down the carrying value of one of our historical industrial properties sold and one historical office property held for investment to their estimated fair values. We measured these properties at their estimated fair values, as these properties were impaired and the carrying values of these properties were adjusted to their estimated fair values. We estimated the fair values for these impaired real estate properties sold or held for investment based on their estimated sales price. We did not record an impairment charge on real estate held for investment during the six months ended June 30, 2015.
We recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the six months ended June 30, 2014. During the six months ended June 30, 2015, we did not record provision for loan loss reserves.
During the six months ended June 30, 2014, we sold 1,386,602 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $4.4 million. We did not own or sell any shares of common stock of Gramercy during the six months ended June 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We recognized a gain on sales of real estate of $49.1 million related to the disposition of two historical industrial properties and three GKK Properties during the six months ended June 30, 2015 that were included in income from continuing operations. We recognized a gain on sales of real estate of $2.0 million related to the disposition of four historical industrial properties and one GKK Property during the six months ended June 30, 2014 that were included in income from continuing operations.
During the six months ended June 30, 2015, we sold the remaining two condominium units of the Tribeca Building and recognized a gain of $2.5 million on the sales of foreclosed real estate held for sale. We did not sell any condominium units of the Tribeca Building during the six months ended June 30, 2014.
During the six months ended June 30, 2015, we recognized a loss on extinguishment of debt of $6.4 million related to the early pay-off of the 101 Independence Mortgage Loan. On May 1, 2015, in connection with the disposition of 101 Independence, we repaid the entire $65.3 million principal balance and all other sums due on the 101 Independence Mortgage Loan, including a prepayment premium of $4.4 million, and we wrote-off an unamortized discount on note payable of $2.0 million. During the six months ended June 30, 2014, we recognized a gain on extinguishment of debt of $5.1 million. The gain on extinguishment of debt consisted of (i) a $1.8 million gain related to the BOA Windsor Mortgage Portfolio Loan, which matured on October 31, 2012 and (ii) a $3.3 million gain related to the discounted payoff of the Bridgeway Technology Center Mortgage Loan, which matured on August 1, 2013. On February 21, 2014, we entered into agreements for deed-in-lieu of foreclosure and transferred the properties securing the BOA Windsor Mortgage Portfolio Loan to the lender in full satisfaction of the debt and other obligations due under the loan. The gain on extinguishment of debt represents the difference between the carrying amount of the outstanding debt and other liabilities of $7.0 million and the carrying value of the real estate properties and other assets of approximately $5.2 million. On April 14, 2014, we entered into an agreement with the lender to satisfy all amounts owed under the Bridgeway Technology Center Mortgage Loan, including the outstanding principal balance of $26.8 million and accrued and unpaid interest of $2.1 million, at a discounted payoff amount of $25.6 million.
We recognized a gain on sale of real estate of $0.1 million in discontinued operations related to the disposition of one GKK Property during the six months ended June 30, 2015. During the six months ended June 30, 2014, we recognized a gain on sales of real estate of $3.0 million related to the disposition of one historical office property and five GKK Properties.
Income from discontinued operations for the six months ended June 30, 2015 and 2014 was $38,000 and $0.2 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. Total revenues and other income from discontinued operations decreased from $0.9 million during the six months ended June 30, 2014 to $45,000 during the six months ended June 30, 2015.  Total expenses from discontinued operations decreased from $0.7 million during the six months ended June 30, 2014 to $7,000 during the six months ended June 30, 2015.
During the six months ended June 30, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.1 million with respect to one GKK Property sold. We did not recognize an impairment charge on real estate from discontinued operations during the six months ended June 30, 2015.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, gain (loss) from extinguishment of debt, impairment charges on real estate loans receivable and the net amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

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

•
Gain (loss) from extinguishment of debt. A gain (loss) from extinguishment of debt represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the gain (loss) from extinguishment of debt in our calculation of MFFO because these gains (losses) do not impact the current operating performance of our investments and do not provide an indication of future operating performance;

•
Impairment charges on real estate loans receivable. An impairment charge on a real estate loan receivable represents a write-down of the carrying value of a real estate loan to reflect the current valuation of the asset, whether or not the asset is intended to be held long-term. Although these losses are included in the calculation of net income (loss), we have excluded these impairment charges in our calculation of MFFO because impairments do not impact the current operating performance of our investments, and may or may not provide an indication of future operating performance. We believe it is useful to investors to have a supplemental metric that addresses core operating performance directly and therefore excludes such adjustments as impairment charges on real estate loans receivable; and

•
Net amortization of discounts and premiums on mortgage loans related to the GKK Properties.  Discounts and premiums on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of discounts and premiums related to the debt assumed in connection with the Settlement Agreement in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of discounts and premiums has no ongoing economic impact on our operations.  The debt assumed related to the GKK Properties was marked to market as of the date we entered into Settlement Agreement, which resulted in discounts and premiums related to the debt assumed.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$19,751	$(7,652)	$28,340	$(12,168)
Depreciation of real estate assets	9,228	10,477	19,243	21,094
Amortization of lease-related costs	4,977	7,484	10,567	14,790
Impairment charges on real estate	—	939	—	2,196
Impairment charges on real estate - discontinued operations	—	81	—	81
Gain on foreclosed real estate held for sale	—	—	(2,509)	—
Gain on sales of real estate, net	(35,093)	(2,041)	(49,059)	(2,041)
Gain on sales of real estate, net - discontinued operations	—	(89)	(124)	(3,006)
Gain on sales of real estate securities	—	(662)	—	(4,410)
FFO	(1,137)	8,537	6,458	16,536
Straight-line rent and amortization of above- and below-market leases	(2,731)	(3,330)	(5,016)	(5,998)
Loss (gain) from extinguishment of debt	6,385	(3,297)	6,376	(5,112)
Impairment charges on real estate loans receivable	—	1,973	—	1,973
Amortization of discounts and closing costs on real estate loans receivable	(250)	(256)	(491)	(504)
Amortization of discounts and premiums on GKK notes payable, net	356	1,498	867	2,137
MFFO	$2,623	$5,125	$8,194	$9,032
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first and second quarters of 2015 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)		Cash Flow From Operations
			Distributions Paid (1) (2)
First Quarter 2015	$4,690	$0.025	$9,389	$6,809
Second Quarter 2015	4,682	0.025	4,682	11,236
	$9,372	$0.050	$14,071	$18,045
_____________________
(1) Distributions consist of the following, as applicable:

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

•
On May 13, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. This distribution totaled approximately $4.7 million and was paid on June 26, 2015.

(2) Assumes share was issued and outstanding each day that was a record date during the period presented.
For the six months ended June 30, 2015, we paid aggregate cash distributions of $14.1 million. FFO and cash flow from operations for the six months ended June 30, 2015 were $6.5 million and $18.0 million, respectively. We funded our total distributions paid with $11.5 million of current period cash flow from operations and $2.6 million of cash flow from operations in excess of distributions paid during the year ended December 31, 2014. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above. For information on our liquidity and distribution policies, see “– Liquidity and Capital Resources.”

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
Distribution Declared
On August 11, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 18, 2015. We expect to pay this distribution on or about September 25, 2015.

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
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2015, the fair value and book value of our fixed rate real estate loans receivable were $26.8 million and $29.3 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2015, the fair value of our fixed rate debt was $391.2 million and the carrying value of our fixed rate debt was $370.6 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on our $164.1 million of variable rate debt outstanding. Based on interest rates as of June 30, 2015, if interest rates are 100 basis points higher during the 12 months ending June 30, 2016, interest expense on our variable rate debt outstanding would increase by approximately $1.6 million. As of June 30, 2015, one-month LIBOR was 0.18650% and if this index was reduced to 0% during the 12 months ending June 30, 2016, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of June 30, 2015 was 8.9%. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2015, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of June 30, 2015 were 5.9% and 2.0%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2015, using interest rate indices as of June 30, 2015, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
In addition to the risks discussed below, see the risks in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015.
Because of the concentration of a significant portion of our assets in Virginia, any adverse economic, real estate or business conditions in Virginia could adversely affect our operating results and stockholders’ return.
As of June 30, 2015, our real estate investments in Virginia, excluding properties held for sale, represented 9.6% of our total annualized base rent. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank space resulting from the local business climate, could adversely affect our operating results and our stockholders’ return.
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
The only redemptions we made under our share redemption program during the six months ended June 30, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the six months ended June 30, 2015, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of proceeds from cash flow from operations and the sale of properties in 2014 and 2015.

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
During the six months ended June 30, 2015, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	126,394	$4.52	(2)	(3)
February 2015	117,979	$4.52	(2)	(3)
March 2015	100,367	$4.52	(2)	(3)
April 2015	115,515	$4.52	(2)	(3)
May 2015	92,672	$4.52	(2)	(3)
June 2015	134,795	$4.52	(2)	(3)
Total	687,722
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the six months ended June 30, 2015, we redeemed $3.1 million of shares of common stock. The only redemptions we made under our share redemption program during the six months ended June 30, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. On December 9, 2014, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2015. Based on this redemption limitation and those described above and redemptions through June 30, 2015, we may redeem up to $6.9 million of shares that meet the requirements for special redemptions for the remainder of 2015.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	August 12, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 12, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)