Form 10-Q
period 2015-09-30
KBS Real Estate Investment Trust, Inc.
filed 2015-11-12
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2015, there were 186,748,419 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate held for investment:
Land	$251,406	$254,636
Buildings and improvements	748,162	787,949
Tenant origination and absorption costs	69,317	71,820
Total real estate held for investment, at cost and net of impairment charges	1,068,885	1,114,405
Less accumulated depreciation and amortization	(165,694)	(167,790)
Total real estate held for investment, net	903,191	946,615
Real estate held for sale, net	22,107	171,896
Foreclosed real estate held for sale	—	12,045
Total real estate, net	925,298	1,130,556
Real estate loans receivable, net	27,044	28,922
Total real estate and real estate-related investments, net	952,342	1,159,478
Cash and cash equivalents	107,773	58,675
Restricted cash	47,099	62,755
Rents and other receivables, net	36,203	37,491
Above-market leases, net	18,740	21,678
Assets related to real estate held for sale	542	10,602
Deferred financing costs, prepaid expenses and other assets, net	25,935	25,488
Total assets	$1,188,634	$1,376,167
Liabilities and equity
Notes payable:
Notes payable	$500,621	$559,865
Notes payable related to real estate held for sale	17,621	98,233
Total notes payable	518,242	658,098
Accounts payable and accrued liabilities	26,918	22,579
Due to affiliates	4	444
Distributions payable	—	4,699
Below-market leases, net	29,699	37,243
Liabilities related to real estate held for sale	548	3,919
Other liabilities	38,125	36,412
Total liabilities	613,536	763,394
Commitments and contingencies (Note 13)
Redeemable common stock	5,442	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 186,837,175 and 187,845,515 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,869	1,879
Additional paid-in capital	1,662,493	1,662,483
Cumulative distributions and net losses	(1,094,706)	(1,061,589)
Total stockholders’ equity	569,656	602,773
Total liabilities and stockholders’ equity	$1,188,634	$1,376,167
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$31,242	$37,846	$99,038	$115,608
Tenant reimbursements	12,242	13,418	35,929	40,549
Interest income from real estate loans receivable	756	728	2,223	2,343
Parking revenues and other operating income	604	893	2,197	2,853
Total revenues	44,844	52,885	139,387	161,353
Expenses:
Operating, maintenance, and management	17,699	20,252	57,531	63,084
Real estate taxes, property-related taxes, and insurance	5,404	6,486	18,050	20,684
Asset management fees to affiliate	2,386	2,473	7,152	7,503
General and administrative expenses	7,591	3,582	15,868	10,910
Depreciation and amortization	13,911	19,274	43,721	55,158
Interest expense	7,025	9,994	23,842	36,575
Impairment charges on real estate	34,933	7,732	34,933	9,928
Provision for loan losses	2,504	—	2,504	1,973
Total expenses	91,453	69,793	203,601	205,815
Other income and loss
Gain on sales of real estate securities (includes $4.5 million of unrealized gains reclassified from accumulated other comprehensive income during the nine months ended September 30, 2014)	—	—	—	4,410
Gain on sales of real estate, net	806	—	49,865	2,041
Gain on sales of foreclosed real estate held for sale	—	—	2,509	—
(Loss) gain from extinguishment of debt	(2,189)	16,216	(8,565)	21,328
Other interest income	167	117	409	414
Other income	109	28	458	393
Total other (loss) income	(1,107)	16,361	44,676	28,586
Loss from continuing operations	(47,716)	(547)	(19,538)	(15,876)
Discontinued operations:
Gain on sales of real estate, net	—	—	124	3,006
Income from discontinued operations	305	474	343	710
Impairment charges on discontinued operations	—	(176)	—	(257)
Total income from discontinued operations	305	298	467	3,459
Net loss	$(47,411)	$(249)	$(19,071)	$(12,417)
Basic and diluted (loss) income per common share:
Continuing operations	$(0.25)	$—	$(0.10)	$(0.09)
Discontinued operations	—	—	—	0.02
Net loss per common share	$(0.25)	$—	$(0.10)	$(0.07)
Weighted-average number of common shares outstanding, basic and diluted	187,058,110	188,758,927	187,386,137	189,128,629
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(47,411)	$(249)	$(19,071)	$(12,417)
Other comprehensive loss
Reclassification of realized gain on real estate securities	—	—	—	(4,452)
Unrealized change in market value of real estate securities	—	—	—	(100)
Total other comprehensive loss	—	—	—	(4,552)
Total comprehensive loss	$(47,411)	$(249)	$(19,071)	$(16,969)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(21,266)	—	(21,266)
Other comprehensive income	—	—	—	—	(4,552)	(4,552)
Redemptions of common stock	(1,771,186)	(17)	(7,873)	—	—	(7,890)
Distributions declared	—	—	—	(9,412)	—	(9,412)
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$—	$602,773
Net loss	—	—	—	(19,071)	—	(19,071)
Redemptions of common stock	(1,008,340)	(10)	(4,548)	—	—	(4,558)
Transfers from redeemable common stock	—	—	4,558	—	—	4,558
Distributions declared	—	—	—	(14,046)	—	(14,046)
Balance, September 30, 2015	186,837,175	$1,869	$1,662,493	$(1,094,706)	$—	$569,656
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(19,071)	$(12,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,721	55,158
Impairment charges on real estate - continuing operations	34,933	9,928
Impairment charges on real estate - discontinued operations	—	257
Noncash interest income on real estate-related investments	(750)	(737)
Change in provision for loan losses	2,504	1,973
Deferred rent	(1,767)	(2,488)
Bad debt expense (recovery)	(169)	1,519
Amortization of deferred financing costs	1,568	1,070
Deferred interest payable	—	637
Amortization of above- and below-market leases, net	(5,707)	(7,088)
Gain on sales of foreclosed real estate held for sale	(2,509)	—
Gain on sales of real estate, net	(49,989)	(5,047)
Gain on sales of real estate securities	—	(4,410)
Loss (gain) on extinguishment of debt	8,565	(21,328)
Amortization of discounts and premiums on notes payable, net	1,128	2,763
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	10,530	10,332
Rents and other receivables	1,690	(6,177)
Prepaid expenses and other assets	(5,776)	(6,358)
Accounts payable and accrued liabilities	5,514	(886)
Due to affiliates	(41)	—
Other liabilities	1,861	345
Net cash provided by operating activities	26,235	17,046
Cash Flows from Investing Activities:
Acquisition of real estate	(2,297)	—
Improvements to real estate	(27,499)	(17,806)
Proceeds from sales of real estate, net	206,106	86,953
Proceeds from sales of foreclosed real estate held for sale	14,155	—
Principal repayments on real estate loans receivable	124	84
Proceeds from sale of real estate securities	—	7,831
Net change in restricted cash for capital expenditures	4,042	2,132
Net cash provided by investing activities	194,631	79,194
Cash Flows from Financing Activities:
Proceeds from notes payable	—	42,500
Principal payments on notes payable	(142,930)	(254,045)
Prepayment premium on the repayment of debt	(6,619)	—
Net change in restricted cash for debt service obligations	1,084	702
Payments of deferred financing costs	—	(1,731)
Payments to redeem common stock	(4,558)	(5,082)
Distributions paid to common stockholders	(18,745)	—
Net cash used in financing activities	(171,768)	(217,656)
Net increase (decrease) in cash and cash equivalents	49,098	(121,416)
Cash and cash equivalents, beginning of period	58,675	211,391
Cash and cash equivalents, end of period	$107,773	$89,975
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2015, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 391 real estate properties (of which three properties were held for sale), including the GKK Properties (defined below). In addition, as of September 30, 2015, the Company owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of September 30, 2015, the Company had redeemed 12,598,405 of the shares sold in the Offering for $90.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the nine months ended September 30, 2015, the Company sold seven properties (of which five were GKK Properties), two of which were held for sale as of December 31, 2014. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Operating results of properties that were classified as held for sale in financial statements prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business subsequent to January 1, 2014 that had not been classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2015 and 2014, respectively.
Distributions declared per share of common stock were $0.025 and $0.075 for the three and nine months ended September 30, 2015, respectively. On March 6, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. On May 13, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. On August 11, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 18, 2015. Distributions declared per share of common stock were $0.025 and $0.025 for the three and nine months ended September 30, 2014, respectively. On September 30, 2014, the Company's board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014.
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
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). The amendments in ASU No. 2015-16 require that in a business combination, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2015, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 8.6 million rentable square feet and was 83% occupied. These properties are located in 31 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 5.2 million rentable square feet related to the GKK Properties held for investment, which were 80% occupied as of September 30, 2015.
The following table summarizes the Company’s investments in real estate as of September 30, 2015 and December 31, 2014 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of September 30, 2015:
Office	$63,146	$361,643	$1,270	$426,059
Industrial	16,787	83,475	2,244	102,506
GKK Properties	171,473	303,044	65,803	540,320
Real estate held for investment, at cost and net of impairment charges	251,406	748,162	69,317	1,068,885
Accumulated depreciation/amortization	—	(130,863)	(34,831)	(165,694)
Real estate held for investment, net	$251,406	$617,299	$34,486	$903,191
As of December 31, 2014:
Office	$68,178	$401,083	$1,825	$471,086
Industrial	16,787	80,565	3,137	100,489
GKK Properties	169,671	306,301	66,858	542,830
Real estate held for investment, at cost and net of impairment charges	254,636	787,949	71,820	1,114,405
Accumulated depreciation/amortization	—	(137,309)	(30,481)	(167,790)
Real estate held for investment, net	$254,636	$650,640	$41,339	$946,615
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2015, the Company’s leases, including the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 14.8 years with a weighted-average remaining term of 4.5 years. As of September 30, 2015, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 11.4 years with a weighted-average remaining term of 4.5 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. Additionally, the Company assumed several leases related to the GKK Properties which contain shedding rights provisions. As of September 30, 2015, these shedding rights totaled approximately 33,000 square feet and can be exercised at various dates during the remainder of 2015 through 2016. Subsequent to September 30, 2015, a tenant exercised its rights to shed 30,000 square feet from its leased premises. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.0 million and $3.0 million as of September 30, 2015 and December 31, 2014, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the nine months ended September 30, 2015 and 2014, the Company recognized deferred rent from tenants of $1.8 million and $2.5 million, respectively. These excess amounts for the nine months ended September 30, 2015 and 2014 were net of $1.0 million and $1.0 million of lease incentive amortization, respectively. As of September 30, 2015 and December 31, 2014, the cumulative deferred rent balance was $29.3 million and $27.3 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.0 million and $5.7 million of unamortized lease incentives as of September 30, 2015 and December 31, 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of September 30, 2015 for the years ending December 31 is as follows (in thousands):

October 1, 2015 through December 31, 2015	$27,701
2016	112,821
2017	104,348
2018	91,639
2019	77,646
Thereafter	206,657
$620,812
As of September 30, 2015, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	73	$54,260	47.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.
As of September 30, 2015, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has over 300 tenants over a diverse range of industries and geographical regions. As of September 30, 2015 and December 31, 2014, the Company had a bad debt expense reserve of $0.9 million and $1.1 million, respectively. The Company’s bad debt expense reserve as of September 30, 2015 and December 31, 2014 included $0.6 million and $1.0 million related to the GKK Properties, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded bad debt recovery related to its tenant receivables of $38,000 and $1.4 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

As of September 30, 2015, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	2,458,321	28.4%	$19,990	17.5%	$8.13	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of September 30, 2015, lease expiration dates ranged from 2019 through 2026 with a weighted-average remaining term of 4.5 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$20,682	$21,209	$64,001	$65,522
Income before income taxes	6,069	431	18,330	2,545
Net income (loss)	4,508	(232)	13,185	1,783

	As of
	September 30, 2015	December 31, 2014
Consolidated Balance Sheets (in millions)
Total assets	$2,153,006	$2,104,534
Total liabilities	1,897,101	1,861,063
Total stockholders’ equity	255,905	243,471
No other tenant represented more than 10% of the Company’s annualized base rent.
Geographic Concentration Risk
As of September 30, 2015, the Company’s net investments in real estate in Virginia represented 11.2% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Impairment of Real Estate
During the three and nine months ended September 30, 2015, the Company recorded non-cash impairment charges of $34.9 million with respect to 12 properties (including nine GKK Properties) to write-down the carrying values of certain of its real estate investments to their estimated fair values. The facts and circumstances leading to the impairments on the Company’s real estate held for investment are as follows:
Woodfield Preserve Office Center
The Company recognized an impairment charge during the three and nine months ended September 30, 2015 of $18.1 million to reduce the carrying value of the Company’s investment in Woodfield Preserve Office Center, an office property located in Schaumburg, Illinois, due to a decrease in projected cash flow projections. Chicago’s northwest suburb office rental market was heavily affected by the 2008-2009 recession; however, the outlook was optimistic that the market would recover to levels seen prior to the recession. Although the general market has seen positive net absorption, rental rates have remained low while lease concessions remain high resulting in lower projected revenue growth and cash flow projections. The market conditions in Schaumburg, Illinois have also resulted in a lack of interest from investors.
Tysons Dulles Plaza
The Company recognized an impairment charge during the three and nine months ended September 30, 2015 of $15.7 million to reduce the carrying value of Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. The Company revised its cash flow projections primarily for longer estimated lease up periods as a result of the continued lack of demand in the McLean office rental market. While the market has seen slight increases in rental rates, lease concessions have not declined as previously expected. The Company also revised its cash flow projections to account for higher projected capital costs for tenant improvements, general building upgrades, and deferred maintenance costs needed to position the property competitively with other properties in the area, to address certain maintenance issues and to attract additional tenants. The lack of sales activity in McLean, Virginia has also resulted in higher capitalization rates.
Other Properties
The Company recognized impairment charges during the three and nine months ended September 30, 2015 of $1.1 million related to ten other properties, including nine GKK Properties. No impairment charge related to any individual property was greater than $250,000. These impairments generally resulted from changes in the projected hold periods or changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.
Prior Period Impairments
During the three and nine months ended September 30, 2014, the Company recorded impairment charges of $7.7 million with respect to three properties (including one GKK Property) and $9.9 million with respect to five properties (including one GKK Property), respectively. Included in the Company’s impairment charges during the three and nine months ended September 30, 2014 was a $7.2 million impairment charge to reduce the carrying value of the Company’s investment in Tysons Dulles Plaza to its estimated fair value due to a change in cash flow projections. The Company revised its cash flow projections for Tysons Dulles Plaza primarily because of a continued lag in demand in the Washington D.C. office rental market, resulting in ongoing leasing challenges and lower projected revenue growth.  The Company also revised its cash flow projections to account for higher projected capital costs for tenant improvements and general building upgrades needed to attract additional tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2015 and December 31, 2014, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cost, net of impairments	$69,317	$71,820	$32,598	$32,796	$(69,000)	$(69,475)
Accumulated amortization	(34,831)	(30,481)	(13,858)	(11,118)	39,301	32,232
Net Amount	$34,486	$41,339	$18,740	$21,678	$(29,699)	$(37,243)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(2,409)	$(4,983)	$(843)	$(922)	$2,460	$3,662

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Amortization	$(7,814)	$(12,809)	$(3,001)	$(2,931)	$8,699	$9,777

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2015 and December 31, 2014, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2015(1)	Book Value as of September 30, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,074	$5,096	$5,181	5.4%	—%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	6,920	6,920	6,920	8.0%	8.1%	09/01/2015
San Diego Office Portfolio B-Note San Diego, California (6)	10/26/2007	Office	B-Note	20,000	18,060	17,450	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,848	3,466	3,365	6.1%	12.4%	07/11/2017
				$35,842	$33,542	$32,916
Reserve for Loan Losses (7)				—	(6,498)	(3,994)
				$35,842	$27,044	$28,922
_____________________
(1) Outstanding principal balance as of September 30, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2015. The contractual interest rates and annualized effective interest rates presented are as of September 30, 2015.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of September 30, 2015. See “—Reserve for Loan Losses.”
(5) On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment.  The Company is in discussions with the borrower for a short-term extension. The Company had recorded an asset-specific loan loss reserve against this investment as of September 30, 2015. See “—Reserve for Loan Losses.”
(6) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the nine months ended September 30, 2015, the Company recognized $1.5 million of interest income related to its investment in this loan.
(7) See “—Reserve for Loan Losses.”
As of September 30, 2015 and December 31, 2014, interest receivable from real estate loans receivable was $0.1 million and $0.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2015 (in thousands):

Real estate loans receivable, net - December 31, 2014	$28,922
Principal repayments received on real estate loans receivable	(124)
Accretion of discounts on purchased real estate loans receivable	774
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(24)
Change in loan loss reserve	(2,504)
Real estate loans receivable, net - September 30, 2015	$27,044

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

For the three and nine months ended September 30, 2015 and 2014, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest income	$496	$495	$1,473	$1,606
Interest accretion	268	239	774	761
Amortization of origination fees and costs	(8)	(6)	(24)	(24)
Interest income from real estate loans receivable	$756	$728	$2,223	$2,343
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. During the nine months ended September 30, 2015 and 2014, the Company recognized $0.4 million and $0.6 million of interest income related to its two impaired loans receivable.
Reserve for Loan Losses
As of September 30, 2015, the total reserve for loan losses consisted of $5.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan and $1.4 million of asset-specific reserves related to the Lawrence Village Plaza Loan Origination; these loans had amortized cost bases of $5.1 million and $6.9 million, respectively.
The Company recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company recorded a provision for loan loss reserves of $2.5 million related to the Sandmar Mezzanine Loan and the Lawrence Village Plaza Loan Origination. As of September 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent and the Company will recognize income on this loan on a cost-recovery basis.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

6.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2014, the Company disposed of 16 properties (of which 11 were GKK Properties), transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, terminated its leasehold interest in three GKK Properties and transferred two GKK Properties to the lenders in connection with foreclosure proceedings. During the nine months ended September 30, 2015, the Company disposed of seven properties (of which five were GKK Properties) and terminated its leasehold interest in three GKK Properties. As of September 30, 2015, the Company had classified three properties as held for sale, all of which were GKK Properties.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$31,033	$197,514
Accumulated depreciation and amortization	(8,926)	(25,618)
Real estate held for sale, net	22,107	171,896
Other assets	542	10,602
Total assets related to real estate held for sale	$22,649	$182,498
Liabilities related to real estate held for sale
Notes payable	17,621	98,233
Other liabilities	548	3,919
Total liabilities related to real estate held for sale	$18,169	$102,152

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the nine months ended September 30, 2015, the Company sold two historical real estate properties and four GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, the Company sold four historical real estate properties and two GKK Properties, disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to all of these properties, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental income	$1,156	$8,096	$9,651	$25,835
Tenant reimbursements and other operating income	1,239	2,666	4,631	8,701
Total Revenues	2,395	10,762	14,282	34,536
Expenses
Operating, maintenance, and management	880	3,421	6,098	11,042
Real estate taxes and insurance	308	1,020	1,613	4,068
Asset management fees to affiliate	—	100	98	488
General and administrative expenses	—	30	—	51
Depreciation and amortization	515	5,624	3,256	13,772
Interest expense	302	2,768	2,712	10,984
Impairment of real estate	—	39	—	2,235
Total expenses	2,005	13,002	13,777	42,640
Discontinued Operations
The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues and other income	$113	$477	$142	$1,363
Total expenses	(192)	3	(201)	653
Income from discontinued operations before gain on sales of real estate, net, and impairment charge	305	474	343	710
Gain on sales of real estate, net	—	—	124	3,006
Impairment charge	—	(176)	—	(257)
Income from discontinued operations	$305	$298	$467	$3,459

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

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
In 2006 and 2007, the Company originally made three debt investments (collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the Tribeca Building by exercising its right to accept 100% of the ownership interest of the borrowers. The Company acquired the remaining unsold condominium units of the Tribeca Building (the residential, retail and parking space condominium units transferred to the Company are, collectively, the “Units” and, individually, each is a “Unit”) and assumed the project liabilities. The Company recorded the Tribeca Building at fair value using a discounted cash flow valuation model based on the net realizable value (expected sales price less estimated costs to sell the unsold Units) of the real estate. As of December 31, 2014, the Company’s investment in the Tribeca Building consisted of two Units with a carrying value of $12.0 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet.  During the nine months ended September 30, 2015, the Company sold the remaining two Units and recognized a gain on sale of $2.5 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.2 million related to these two Units) and recorded expenses of $0.3 million related to foreclosed real estate held for sale. The Company did not sell any condominium units of the Tribeca Building during the nine months ended September 30, 2014 and recorded expenses of $1.1 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

8.	NOTES PAYABLE
As of September 30, 2015 and December 31, 2014, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of September 30, 2015	Book Value as of December 31, 2014	Contractual Interest Rates as of September 30, 2015 (1)	Weighted-Average Interest Rates as of September 30, 2015 (1)	Weighted-Average Remaining Term in Years (2)
Fixed Rate
Mortgage loans	$62,200	$62,200	5.9%	5.9%	1.0
GKK Properties mortgage loans (3)	295,367	381,179	5.3% - 6.8%	6.0%	3.4
	357,567	443,379
Variable Rate
Mortgage loans	164,131	181,249	One-month LIBOR + 1.80%	2.0%	0.3
GKK Properties mortgage loan (4)	—	40,000	(4)	(4)	(4)
	164,131	221,249
Total notes payable principal outstanding	521,698	664,628
Discount on notes payable, net (5)	(3,456)	(6,530)
Total notes payable, net	$518,242	$658,098
_____________________
(1) Contractual interest rates as of September 30, 2015 represent the range of interest rates in effect under these loans as of September 30, 2015. Weighted-average interest rates as of September 30, 2015 are calculated as the actual interest rates in effect under these loans as of September 30, 2015 (consisting of the contractual interest rates), using interest rate indices as of September 30, 2015, where applicable.
(2) Weighted-average remaining term in years represents the initial maturity dates or the maturity dates as extended as of September 30, 2015; subject to certain conditions, the maturity dates of certain loans may be further extended.
(3) On May 1, 2015, in connection with the disposition of 101 Independence, the Company repaid the entire $65.3 million principal balance and all other sums due under a mortgage loan secured by 101 Independence and a prepayment premium of $4.4 million, and wrote-off an unamortized discount on note payable of $1.9 million. On September 16, 2015, the Company repaid the entire $14.0 million principal balance and all other sums due under the Pitney Bowes-Wachovia A Mortgage Loan and a prepayment premium of $2.2 million.
(4) On May 15, 2015, the Company repaid the entire outstanding principal balance due and all other sums due under this loan.
(5) Represents the unamortized discounts and premiums on notes payable due to the above- and below-market interest rates when the loans were assumed. The discounts and premiums are amortized over the remaining life of the respective loan.
As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $0.4 million and $1.9 million, respectively, net of amortization. During the three and nine months ended September 30, 2015, the Company incurred interest expense, net of discontinued operations, of $7.0 million and $23.8 million, respectively. During the three and nine months ended September 30, 2014, the Company incurred interest expense, net of discontinued operations, of $10.0 million and $36.6 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.3 million and $1.6 million for the three and nine months ended September 30, 2015 and $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, and (ii) the amortization of discounts and premiums on notes payable, which increased interest expense by $0.3 million and $1.1 million for the three and nine months ended September 30, 2015 and $0.6 million and $2.8 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, $3.5 million and $1.9 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2015 (in thousands):

October 1, 2015 through December 31, 2015	$3,462
2016	234,115
2017	127,628
2018	7,016
2019	122,909
Thereafter	26,568
$521,698
The following summarizes the activity related to notes payable for the nine months ended September 30, 2015 (in thousands):

Total notes payable, net - December 31, 2014	$658,098
Principal repayments	(142,930)
Write-off of discount on notes payable related to sale	1,946
Amortization of discounts and premiums on notes payable, net	1,128
Total notes payable, net - September 30, 2015	$518,242
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of September 30, 2015, the Company was in compliance with these debt covenants.

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
September 30, 2015
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of September 30, 2015 and December 31, 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,842	$27,044	$24,526	$35,966	$28,922	$25,818
Financial liabilities:
Notes payable	$521,698	$518,242	$547,075	$664,628	$658,098	$688,374
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
September 30, 2015
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
During the nine months ended September 30, 2015 and 2014, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2015 and 2014, respectively, and any related amounts payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees(1)	$2,386	$2,473	$7,152	$7,520	$—	$—
Reimbursement of operating expenses(2)	60	53	159	156	4	45
Disposition fees(3)	—	—	2,253	775	—	399
	$2,446	$2,526	$9,564	$8,451	$4	$444
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $17,000 for the nine months ended September 30, 2014.
(2) The Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $51,000 and $53,000 for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2015 and 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain on sales of real estate in the accompanying consolidated statements of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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

As of September 30, 2015, the Company had sold 161 GKK Properties for an aggregate contract sales price of $214.1 million for which the Company had not paid or accrued a disposition fee. If the conflicts committee determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these GKK Properties sold as of September 30, 2015, which amount would be determined by the conflicts committee in its sole discretion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

11.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid	$19,594	$37,015
Supplemental Disclosure of Significant Noncash Transactions:
Mortgage loans extinguished in connection with foreclosures and deed in lieu of foreclosure	$—	$54,028
Increase in distributions payable	$—	$4,712
Increase in capital expenses payable	$—	$3,759

12.	SEGMENT INFORMATION
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and nine months ended September 30, 2015 and 2014, and total assets and total liabilities for each reportable segment as of September 30, 2015 and December 31, 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Real estate segment (1)	$16,520	$17,343	$50,849	$54,496
Real estate-related segment	756	728	2,223	2,343
GKK Properties segment (1)	27,568	34,814	86,315	104,514
Total revenues	$44,844	$52,885	$139,387	$161,353
Interest expense:
Real estate segment (1)	$2,069	$2,158	$6,314	$7,445
Real estate-related segment	—	—	—	—
GKK Properties segment (1)	4,956	7,836	17,528	29,130
Total interest expense	$7,025	$9,994	$23,842	$36,575
NOI:
Real estate segment (1)	$7,055	$6,975	$20,108	$22,921
Real estate-related segment	756	727	2,221	2,206
GKK Properties segment (1)	6,905	8,451	17,635	15,883
Total NOI	$14,716	$16,153	$39,964	$41,010

	As of September 30,	As of December 31,
	2015	2014
Assets:
Real estate segment	$517,183	$542,512
Real estate-related segment	27,532	29,096
GKK Properties segment	525,715	575,225
Total segment assets	1,070,430	1,146,833
Real estate held for sale	22,649	182,498
Foreclosed real estate held for sale	—	12,045
Corporate-level (2)	95,555	34,791
Total assets	$1,188,634	$1,376,167
Liabilities:
Real estate segment	$244,989	$240,965
Real estate-related segment	7	—
GKK Properties segment	349,368	414,639
Total segment liabilities	594,364	655,604
Real estate held for sale	18,169	102,152
Corporate-level (3)	1,003	5,638
Total liabilities	$613,536	$763,394
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of September 30, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $94.9 million and $34.2 million as of September 30, 2015 and December 31, 2014, respectively.
(3) As of September 30, 2015, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses. As of December 31, 2014, corporate-level liabilities consisted primarily of distributions payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

The following table reconciles the Company’s net loss to its NOI for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(47,411)	$(249)	$(19,071)	$(12,417)
Gain on sales of real estate	(806)	—	(49,865)	(2,041)
Gain on sales of real estate securities	—	—	—	(4,410)
Loss (gain) from extinguishment of debt	2,189	(16,216)	8,565	(21,328)
Gain on sale of foreclosed real estate held for sale	—	—	(2,509)	—
Other income and interest income	(276)	(145)	(867)	(807)
Asset management fees to affiliate	2,386	2,473	7,152	7,503
General and administrative expenses	7,591	3,582	15,868	10,910
Depreciation and amortization	13,911	19,274	43,721	55,158
Impairment charges on real estate	34,933	7,732	34,933	9,928
Provision for loan losses	2,504	—	2,504	1,973
Total income from discontinued operations	(305)	(298)	(467)	(3,459)
NOI (1)	$14,716	$16,153	$39,964	$41,010
_____________________
(1) Amounts include certain properties in continuing operations that were sold as of September 30, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.

13.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant to leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates from 2016 through 2042 and the building leases have expiration dates from 2016 through 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of September 30, 2015 were as follows (in thousands):

October 1, 2015 through December 31, 2015	$4,244
2016	16,642
2017	12,644
2018	2,440
2019	1,774
Thereafter	31,471
$69,215
If the Company was to dispose of an asset that is subject to a ground lease, the Company may incur additional losses to settle obligations related to the ground lease.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
Distribution Declared
On November 9, 2015, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 21, 2015. The Company expects to pay this distribution on or about December 28, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Disposition of Waltham Main and Partial Defeasance of the BBD2 Loan
On October 1, 2015, the Company, through an indirect wholly owned subsidiary, sold an office building containing 303,460 rentable square feet located in Waltham, Massachusetts (“Waltham Main”) to a purchaser unaffiliated with the Company or its advisor for $52.5 million or $51.0 million net of concessions and credits. In connection with the disposition of Waltham Main, the Company, through an indirect wholly owned subsidiary, entered into a partial defeasance with the lender under the BBD2 Loan to defease $40.8 million of the outstanding principal balance, releasing Waltham Main and 21 other properties secured by the BBD2 Loan. BBD2 Loan bears interest rate of 5.96% and matures on September 8, 2019. The defeasance costs and write-offs of unamortized deferred financing costs and an unamortized discount resulted in a loss on extinguishment of debt of approximately $8.0 million. On October 1, 2015, the outstanding principal balance remaining on the BBD2 Loan was $93.4 million.
Defeasance of the Sterling Bank Mortgage Loan
On October 9, 2015, the Company, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Sterling Bank Mortgage Loan to defease the entire outstanding principal balance of $19.6 million, releasing all the properties secured by the Sterling Bank Mortgage Loan. The Sterling Bank Mortgage Loan bore interest at a rate of 5.57% and was due to mature on January 11, 2017. The defeasance costs and write-off of an unamortized discount resulted in a loss on extinguishment of debt of approximately $1.2 million.
Renewal of Advisory Agreement
On November 8, 2015, the Company renewed the Advisory Agreement with the Advisor. The renewed Advisory Agreement is effective through November 8, 2016; however, either party may terminate the renewed Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed Advisory Agreement are identical to those of the Advisory Agreement that was previously in effect, including the January 15, 2015 amendment to the previous Advisory Agreement.

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
As of September 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 391 real estate properties (of which three properties were held for sale), including the GKK Properties. In addition, as of September 30, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. The escalating war with the Islamic State and the epidemic of refugees fleeing Syria have kept the U.S. and its allies engaged in international military conflicts. The slowdown in global economic growth, and in particular the slowing of the Chinese economy, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities, and in particular oil, have led to a weakening of global economic conditions. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and the possibility of deflation becomes a very real risk. While the U.S. economy has rebounded from the 2008-2009 recession, the remainder of the world’s industrialized and emerging economies have struggled to maintain even low levels of economic growth.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. In 2012, Japan embarked on a massive quantitative easing (“QE”) program designed to kick start the country’s economy. To date the program has led to lower Japanese interest rates, a run up in the Japanese stock markets and a devaluation of the yen. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (ECB) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low or negative economic growth, the ECB is now poised to increase its QE program by broadening the amount and type of securities purchased. It is difficult to predict how all of this economic stimulus will unwind. While the goal of the easy monetary policy is to stimulate economic growth, the possibility of negative unintended consequences occurring, such as deflation, appears to be very real.
From the beginning of the financial crisis, the Federal Reserve has maintained an accommodative monetary policy. Through a variety of monetary tools and programs, the Federal Reserve injected trillions of U.S. dollars into the financial markets. The U.S. QE program focused on the purchase of U.S. treasury bonds and mortgage backed securities. Currently it is unclear what the final cost or impact of this program will be. In October 2014, the Federal Reserve concluded the most recent phase of QE. The end of this program shifted investor focus to the timing of an eventual interest rate increase by the Federal Reserve. As of third quarter of 2015, the Federal Reserve had not yet increased interest rates, but it is expected that sometime soon the Federal Reserve will make such an increase.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 5.0% as of October 2015. The labor force participation rate continues to be low and personal income growth has remained muted. Consumer spending in the United States has increased, and is being driven by lower debt service burdens, record high stock market valuations, rebounding home prices and a dramatic decrease in the cost of gasoline. Consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow at a moderate annualized rate. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In the first quarter of 2015, growth was well below expectations at 0.6%. The second quarter of 2015 rebounded strongly with 3.9%, and the third quarter of 2015 has come in at an initial level of 1.5%. The muted third quarter growth is being explained as the result of a strong dollar and a decrease in demand for U.S. exports. Throughout 2015 corporate revenues and earnings have experienced a reduced level of growth.
With the backdrop of increasing levels of global political conflict and deteriorating economic conditions, the U.S. dollar has remained a safe haven currency and the U.S. commercial real estate market has benefited from strong inflows of foreign capital. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to an uptick in construction and development. International demand for U.S. assets has been driven, in part, by the perception that U.S. real assets and the U.S. dollar are safe havens from some market risks. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets. A potential bubble could decrease the flow of capital into the United States and could lead to a decrease in the demand for U.S. commercial real estate assets, resulting in a decline in commercial real estate values.

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
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $33.5 million. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment.  We are in discussions with the borrower for a short-term extension of the $6.9 million loan. Assuming the successful negotiation of a short term extension of the Lawrence Village Plaza Loan Origination, no other real estate-related loan investments are scheduled to mature within one year from September 30, 2015. As of September 30, 2015, we had recorded $6.5 million of reserves for loan losses related to two of our real estate-related investments.
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
As of September 30, 2015, we had a total of $357.6 million of fixed rate notes payable and $164.1 million of variable rate notes payable. We have $164.1 million of debt maturing (including principal amortization payments) during the 12 months ending September 30, 2016.
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
Our focus in 2015 is: to manage our existing investment portfolio, which includes strategically selling assets and exploring value-add opportunities for existing assets (primarily certain of the GKK Properties), refinancing upcoming maturities and paying down debt; and distributing available cash to stockholders. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. On March 6, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. We paid this distribution on March 25, 2015. On May 13, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. We paid this distribution on June 26, 2015. On August 11, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 18, 2015. We paid this distribution on September 25, 2015. We funded these distributions with cash flow from operations from the current period and prior periods. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2015, our real estate held for investment was 83% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of September 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the nine months ended September 30, 2015, we met our cash needs for leasing costs, capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate-related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the remainder of 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
As of September 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in 391 real estate properties (of which three properties were held for sale). In addition, as of September 30, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
During the nine months ended September 30, 2015, net cash provided by operating activities was $26.2 million, compared to $17.0 million of net cash provided by operating activities during the nine months ended September 30, 2014. Net cash from operations increased in 2015 primarily due to the timing of payments for operating expenses, and a decrease in interest paid as a result of debt refinancing and restructuring and debt payoffs, which resulted in an overall decrease in effective interest rates and a decrease in principal outstanding.
Cash Flows from Investing Activities
Net cash provided by investing activities was $194.6 million for the nine months ended September 30, 2015. The significant sources and uses of net cash provided by investing activities were as follows:

•	$206.1 million of cash provided from the sale of real estate;

•	$27.5 million of cash used for improvements to real estate;

•	$14.2 million of cash provided from the sale of foreclosed real estate held for sale;

•	a $4.0 million decrease in restricted cash for capital expenditures; and

•	$2.3 million of cash used for the acquisition of real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $171.8 million for the nine months ended September 30, 2015. The significant sources and uses of cash for financing activities were as follows:

•	$142.9 million of principal payments on notes payable;

•	$18.7 million of cash used for distributions;

•	$6.6 million of cash used for prepayment premium on the repayment of debt;

•	$4.6 million of cash used for redemptions of common stock; and

•	a $1.0 million decrease in restricted cash for debt service obligations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of September 30, 2015, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. However, once the gross value of the GKK Properties falls below the original cost of our investment in the GKK Mezzanine Loan, we will calculate the asset management fee based on the gross value of the GKK Properties. As of September 30, 2015, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of September 30, 2015, we had $107.8 million of cash and cash equivalents.
As of September 30, 2015, our borrowings and other liabilities were approximately 40% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$226,331	$—	$226,331	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$295,367	$3,462	$135,412	$129,925	$26,568
Interest payments on outstanding debt obligations related to historical portfolio(2)	$4,559	$1,735	$2,824	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$57,331	$5,990	$31,385	$16,097	$3,859
Operating leases(3)	$69,215	$4,244	$29,286	$4,214	$31,471
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of September 30, 2015.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and weighted-average interest rates as of September 30, 2015. We incurred interest expense of $21.1 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $2.7 million, during the nine months ended September 30, 2015.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of September 30, 2015, we were in compliance with these debt covenants.

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
Results of Operations
Overview
As of September 30, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 409 real estate properties, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which three condominium units were owned by us and were held for sale. Subsequent to September 30, 2014, we sold two historical office properties and 11 GKK Properties; terminated the lease of five GKK Properties in which we held a leasehold interest; and sold the remaining three condominium units of the Tribeca Building. As a result, as of September 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 391 real estate properties (of which three properties were held for sale), four real estate loans receivable (two of which were impaired) and a participation interest with respect to a real estate joint venture.
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. During the nine months ended September 30, 2015, we sold two historical real estate properties and four GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, we sold four historical real estate properties and two GKK Properties, transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the three and nine months ended September 30, 2015 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to anticipated disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$31,242	$37,846	(6,604)	(17)%	$(6,940)	$336
Tenant reimbursements	12,242	13,418	(1,176)	(9)%	(1,140)	(36)
Interest income from real estate loans receivable	756	728	28	4%	—	28
Parking revenues and other operating income	604	893	(289)	(32)%	(287)	(2)
Operating, maintenance and management costs	17,699	20,252	(2,553)	(13)%	(2,541)	(12)
Real estate taxes, property-related taxes and insurance	5,404	6,486	(1,082)	(17)%	(712)	(370)
Asset management fees to affiliate	2,386	2,473	(87)	(4)%	(100)	13
General and administrative expenses	7,591	3,582	4,009	112%	N/A	N/A
Depreciation and amortization expense	13,911	19,274	(5,363)	(28)%	(5,109)	(254)
Interest expense	7,025	9,994	(2,969)	(30)%	(2,466)	(503)
Impairment charge on real estate	34,933	7,732	27,201	352%	(39)	27,240
Provision for loan losses	2,504	—	2,504	100%	—	2,504
Gain on sale of real estate, net	806	—	806	100%	806	—
(Loss) gain from extinguishment of debt	(2,189)	16,216	(18,405)	(113)%	(16,216)	(2,189)
Income from discontinued operations	305	474	(169)	(36)%	(169)	—
Impairment charge on discontinued operations	—	(176)	176	(100)%	176	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to investments disposed of on or after July 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $6.6 million primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $1.2 million due to properties sold, the results of which are included in income from continuing operations. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rates of the properties in our portfolio, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.
Interest income from real estate loans receivable increased slightly from $728,000 for the three months ended September 30, 2014 to $756,000 for the three months ended September 30, 2015. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.

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
Property operating, maintenance and management costs from our real estate properties decreased by $2.6 million primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $6.5 million for the three months ended September 30, 2014 to $5.4 million for the three months ended September 30, 2015 primarily due to properties sold, the results of which are included in income from continuing operations, and the reassessment of the property value in the current year related to a property held through both periods. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $2.5 million for the three months ended September 30, 2014 to $2.4 million for the three months ended September 30, 2015 primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”
General and administrative expenses increased by $4.0 million primarily due to an increase of $4.2 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement, partially offset by a decrease of $0.2 million related to lower legal fees, accounting fees and other professional fees. General and administrative expenses consist primarily of management fees related to the Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $5.4 million primarily due to real estate property sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations related to properties held throughout both periods. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $3.0 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to September 30, 2014. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.4 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended September 30, 2015, we recorded a non-cash impairment charge of $34.9 million with respect to 12 properties (including nine GKK Properties) to write-down the carrying values of certain of our real estate investments to their estimated fair values. The facts and circumstances leading to the impairments on our real estate during the three months ended September 30, 2015 are as follows:

•
Woodfield Preserve Office Center: We recognized an impairment charge during the three months ended September 30, 2015 of $18.1 million to reduce the carrying value of our investment in Woodfield Preserve Office Center, an office property located in Schaumburg, Illinois, due to a decrease in projected cash flow projections. Chicago’s northwest suburb office rental market was heavily affected by the 2008-2009 recession; however, the outlook was optimistic that the market would recover to levels seen prior to the recession. Although the general market has seen positive net absorption, rental rates have remained low while lease concessions remain high resulting in lower projected revenue growth and cash flow projections. The market conditions in Schaumburg, Illinois have also resulted in a lack of interest from investors.

•
Tysons Dulles Plaza: We recognized an impairment charge during the three months ended September 30, 2015 of $15.7 million to reduce the carrying value of Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. We revised its cash flow projections primarily for longer estimated lease up periods as a result of the continued lack of demand in the McLean office rental market. While the market has seen slight increases in rental rates, lease concessions have not declined as previously expected. We also revised its cash flow projections to account for higher projected capital costs for tenant improvements, general building upgrades, and deferred maintenance costs needed to position the property competitively with other properties in the area, to address certain maintenance issues and to attract additional tenants. The lack of sales activity in McLean, Virginia has also resulted in higher capitalization rates.

•
Other Properties: We recognized impairment charges during the three months ended September 30, 2015 of $1.1 million related to ten other properties, including nine GKK Properties. No impairment charge related to any individual property was greater than $250,000. These impairments generally resulted from changes in the projected hold periods or changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

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
We recorded a provision for loan loss reserves of $2.5 million related to the Sandmar Mezzanine Loan and the Lawrence Village Plaza Loan Origination during the three months ended September 30, 2015. During the three months ended September 30, 2014, we did not record provision for loan loss reserves.
We recognized a gain on sale of real estate of $0.8 million related to the disposition of one GKK Property during the three months ended September 30, 2015 that was included in income from continuing operations. We did not sell any properties during the three months ended September 30, 2014.
During the three months ended September 30, 2015, we recognized a loss on extinguishment of debt of $2.2 million related to the early pay-off of the Pitney Bowes - Wachovia A Mortgage Loan. On September 16, 2015, we repaid the entire $14.0 million principal balance and all other sums due on the Pitney Bowes - Wachovia A Mortgage Loan and a prepayment premium of $2.2 million. During the three months ended September 30, 2014, we recognized a gain on extinguishment of debt of $16.2 million. The gain on extinguishment of debt consisted of (i) a $12.6 million gain related to the 801 Market Street Mortgage Loan foreclosure and (ii) a $3.6 million gain related to the Jenkins Court Mortgage Loan foreclosure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income from discontinued operations for the three months ended September 30, 2015 and 2014 was $0.3 million and $0.5 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. Total revenues and other income from discontinued operations decreased from $0.5 million during the three months ended September 30, 2014 to $0.1 million during the three months ended September 30, 2015.  Total expenses from discontinued operations decreased from $3,000 during the three months ended September 30, 2014 to $(0.2) million during the three months ended September 30, 2015.
Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014
The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$99,038	$115,608	$(16,570)	(14)%	$(16,184)	$(386)
Tenant reimbursements	35,929	40,549	(4,620)	(11)%	(3,369)	(1,251)
Interest income from real estate loans receivable	2,223	2,343	(120)	(5)%	—	(120)
Parking revenues and other operating income	2,197	2,853	(656)	(23)%	(701)	45
Operating, maintenance and management costs	57,531	63,084	(5,553)	(9)%	(4,944)	(609)
Real estate taxes, property-related taxes and insurance	18,050	20,684	(2,634)	(13)%	(2,455)	(179)
Asset management fees to affiliate	7,152	7,503	(351)	(5)%	(390)	39
General and administrative expenses	15,868	10,910	4,958	45%	N/A	N/A
Depreciation and amortization expense	43,721	55,158	(11,437)	(21)%	(10,516)	(921)
Interest expense	23,842	36,575	(12,733)	(35)%	(8,272)	(4,461)
Impairment charge on real estate	34,933	9,928	25,005	252%	(2,235)	27,240
Provision for loan losses	2,504	1,973	531	27%	—	531
Gain on sales of real estate securities	—	4,410	(4,410)	(100)%	(4,410)	—
Gain on sales of real estate, net	49,865	2,041	47,824	2,343%	47,824	—
Gain on sale of foreclosed real estate held for sale	2,509	—	2,509	100%	2,509	—
(Loss) gain from extinguishment of debt	(8,565)	21,328	(29,893)	(140)%	(24,407)	(5,486)
Gain on sales of real estate, net (discontinued operations)	124	3,006	(2,882)	(96)%	(2,882)	—
Income from discontinued operations	343	710	(367)	(52)%	(367)	—
Impairment charge on discontinued operations	—	(257)	257	(100)%	257	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to investments disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $16.6 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $4.6 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and adjustments to prior year property tax recoveries related to the GKK Properties held throughout both periods, partially offset by an increase in property tax recoveries related to our historical real estate properties held throughout both periods. Our tenant reimbursements in future periods will vary based on several factors discussed above under “ —Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable decreased slightly from $2.3 million for the nine months ended September 30, 2014 to $2.2 million for the nine months ended September 30, 2015, due to the decrease in interest recognized from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent.
Please see “ —Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan.
Property operating, maintenance and management costs from our real estate properties decreased by $5.6 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and a decrease in utility expenses and bad debt write-offs related to properties held throughout both periods, partially offset by an increase in HVAC repairs and snow removal expenses related to our real estate properties located in the midwestern and northeastern regions of the United States due to record snow fall during the first quarter 2015. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $20.7 million for the nine months ended September 30, 2014 to $18.1 million for the nine months ended September 30, 2015 primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and property tax refunds received related to the GKK Properties, partially offset by an increase in consulting fees for property taxes. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $7.5 million for the nine months ended September 30, 2014 to $7.2 million for the nine months ended September 30, 2015 primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”
General and administrative expenses increased by $5.0 million primarily due to an increase of $5.7 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement, partially offset by a decrease of $0.7 million related to lower legal fees, accounting fees, transfer agent fees and other professional fees. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information. General and administrative expenses consist primarily of management fees related to the Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $11.4 million primarily due to real estate property sales or disposition other than by sale and decreased amortization of tenant origination and absorption costs resulting from lease expirations related to properties held throughout both periods. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $12.7 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to September 30, 2014. Included in interest expense is the amortization of deferred financing costs of $1.6 million and $1.1 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2015, we recorded a non-cash impairment charge of $34.9 million with respect to 12 properties (including nine GKK Properties) to write-down the carrying values of certain of our real estate investments to their estimated fair values. During the nine months ended September 30, 2014, we recorded a non-cash impairment charge of $9.9 million to write-down the carrying values of five properties (including one GKK Property) to their estimated fair values. Included in our impairment charge during the nine months ended September 30, 2014 was a $7.2 million impairment charge to reduce the carrying value of our investment in Tysons Dulles Plaza to its estimated fair value. Please see “ —Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014” above for a discussion of the impairment charges recorded during the nine months ended September 30, 2015 and 2014, respectively.
We recorded a provision for loan loss reserves of $2.5 million related to the Sandmar Mezzanine Loan and the Lawrence Village Plaza Loan Origination during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan.
During the nine months ended September 30, 2014, we sold 1,386,602 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $4.4 million. We did not own or sell any shares of common stock of Gramercy during the nine months ended September 30, 2015.
We recognized a gain on sales of real estate of $49.9 million related to the disposition of two historical industrial properties and four GKK Properties during the nine months ended September 30, 2015 that were included in income from continuing operations. We recognized a gain on sales of real estate of $2.0 million related to the disposition of four historical industrial properties and one GKK Property during the nine months ended September 30, 2014 that were included in income from continuing operations.
During the nine months ended September 30, 2015, we sold the remaining two condominium units of the Tribeca Building and recognized a gain of $2.5 million on the sales of foreclosed real estate held for sale. We did not sell any condominium units of the Tribeca Building during the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $8.6 million related to the early pay-offs of the Pitney Bowes - Wachovia A Mortgage Loan and the 101 Independence Mortgage Loan. On September 16, 2015, we repaid the entire $14.0 million principal balance and all other sums due on the Pitney Bowes - Wachovia A Mortgage Loan and a prepayment premium of $2.2 million. On May 1, 2015, in connection with the disposition of 101 Independence, we repaid the entire $65.3 million principal balance and all other sums due on the 101 Independence Mortgage Loan, including a prepayment premium of $4.4 million, and we wrote-off an unamortized discount on note payable of $2.0 million. During the nine months ended September 30, 2014, we recognized a gain on extinguishment of debt of $21.3 million. The gain on extinguishment of debt consisted of (i) a $1.8 million gain related to the BOA Windsor Mortgage Portfolio Loan, which matured on October 31, 2012, (ii) a $3.3 million gain related to the discounted payoff of the Bridgeway Technology Center Mortgage Loan, which matured on August 1, 2013, (iii) a $12.6 million gain related to the 801 Market Street Mortgage Loan foreclosure and (iv) a $3.6 million gain related to the Jenkins Court Mortgage Loan foreclosure.
We recognized a gain on sale of real estate of $0.1 million in discontinued operations related to the disposition of one GKK Property during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we recognized a gain on sales of real estate of $3.0 million related to the disposition of one historical office property and five GKK Properties.
Income from discontinued operations for the nine months ended September 30, 2015 and 2014 was $0.3 million and $0.7 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. Total revenues and other income from discontinued operations decreased from $1.4 million during the nine months ended September 30, 2014 to $0.1 million during the nine months ended September 30, 2015.  Total expenses from discontinued operations decreased from $0.7 million during the nine months ended September 30, 2014 to $(0.2) million during the nine months ended September 30, 2015.
During the nine months ended September 30, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.3 million with respect to two GKK Properties sold. We did not recognize an impairment charge on real estate from discontinued operations during the nine months ended September 30, 2015.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(47,411)	$(249)	$(19,071)	$(12,417)
Depreciation of real estate assets	9,171	10,057	28,415	31,152
Amortization of lease-related costs	4,740	9,217	15,306	24,006
Impairment charges on real estate	34,933	7,732	34,933	9,928
Impairment charges on real estate - discontinued operations	—	176	—	257
Gain on foreclosed real estate held for sale	—	—	(2,509)	—
Gain on sales of real estate, net	(806)	—	(49,865)	(2,041)
Gain on sales of real estate, net - discontinued operations	—	—	(124)	(3,006)
Gain on sales of real estate securities	—	—	—	(4,410)
FFO	627	26,933	7,085	43,469
Straight-line rent and amortization of above- and below-market leases	(2,458)	(3,578)	(7,474)	(9,576)
Loss (gain) from extinguishment of debt	2,189	(16,216)	8,565	(21,328)
Impairment charges on real estate loans receivable	2,504	—	2,504	1,973
Amortization of discounts and closing costs on real estate loans receivable	(260)	(233)	(750)	(737)
Amortization of discounts and premiums on GKK notes payable, net	261	626	1,128	2,763
MFFO	$2,863	$7,532	$11,058	$16,564
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first, second and third quarters of 2015 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)		Cash Flow From Operations
			Distributions Paid (1) (2)
First Quarter 2015	$4,690	$0.025	$9,389	$6,809
Second Quarter 2015	4,682	0.025	4,682	11,236
Third Quarter 2015	4,674	0.025	4,674	8,190
	$14,046	$0.075	$18,745	$26,235
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

•
On August 11, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 18, 2015. This distribution totaled approximately $4.7 million and was paid on September 25, 2015.

(2) Assumes share was issued and outstanding each day that was a record date during the period presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2015, we paid aggregate cash distributions of $18.7 million. FFO and cash flow from operations for the nine months ended September 30, 2015 were $7.1 million and $26.2 million, respectively. We funded our total distributions paid with $16.1 million of current period cash flow from operations and $2.6 million of cash flow from operations in excess of distributions paid during the year ended December 31, 2014. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above. For information on our liquidity and distribution policies, see “– Liquidity and Capital Resources.”
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
Distribution Declared
On November 9, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 21, 2015. We expect to pay this distribution on or about December 28, 2015.
Disposition of Waltham Main and Partial Defeasance of the BBD2 Loan
On October 1, 2015, we, through an indirect wholly owned subsidiary, sold an office building containing 303,460 rentable square feet located in Waltham, Massachusetts (“Waltham Main”) to a purchaser unaffiliated with us or our advisor for $52.5 million or $51.0 million net of concessions and credits. In connection with the disposition of Waltham Main, we, through an indirect wholly owned subsidiary, entered into a partial defeasance with the lender under the BBD2 Loan to defease $40.8 million of the outstanding principal balance, releasing Waltham Main and 21 other properties secured by the BBD2 Loan. BBD2 Loan bears interest rate of 5.96% and matures on September 8, 2019. The defeasance costs and write-offs of unamortized deferred financing costs and an unamortized discount resulted in a loss on extinguishment of debt of approximately $8.0 million. On October 1, 2015, the outstanding principal balance remaining on the BBD2 Loan was $93.4 million.
Defeasance of the Sterling Bank Mortgage Loan
On October 9, 2015, we, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Sterling Bank Mortgage Loan to defease the entire outstanding principal balance of $19.6 million, releasing all the properties secured by the Sterling Bank Mortgage Loan. The Sterling Bank Mortgage Loan bore interest at a rate of 5.57% and was due to mature on January 11, 2017. The defeasance costs and write-off of an unamortized discount resulted in a loss on extinguishment of debt of approximately $1.2 million.
Renewal of Advisory Agreement
On November 8, 2015, we renewed our advisory agreement with our advisor. The renewed advisory agreement is effective through November 8, 2016; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect, including the January 15, 2015 amendment to the previous advisory agreement.

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
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2015, the fair value and book value of our fixed rate real estate loans receivable were $24.5 million and $27.0 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2015, the fair value of our fixed rate debt was $382.9 million and the carrying value of our fixed rate debt was $354.1 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2015. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2015, we were exposed to market risks related to fluctuations in interest rates on our $164.1 million of variable rate debt outstanding. Based on interest rates as of September 30, 2015, if interest rates are 100 basis points higher during the 12 months ending September 30, 2016, interest expense on our variable rate debt outstanding would increase by approximately $1.6 million. As of September 30, 2015, one-month LIBOR was 0.19300% and if this index was reduced to 0% during the 12 months ending September 30, 2016, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of September 30, 2015 was 8.9%. The weighted-average annual effective interest rate represents the effective interest rate as of September 30, 2015, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of September 30, 2015 were 5.9% and 2.0%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2015, using interest rate indices as of September 30, 2015, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2015, our real estate investments in Virginia, excluding properties held for sale, represented 10.2% of our total annualized base rent. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank space resulting from the local business climate, could adversely affect our operating results and our stockholders’ return.
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
The only redemptions we made under our share redemption program during the nine months ended September 30, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the nine months ended September 30, 2015, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of proceeds from cash flow from operations and the sale of properties in 2014 and 2015.

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
During the nine months ended September 30, 2015, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	126,394	$4.52	(2)	(3)
February 2015	117,979	$4.52	(2)	(3)
March 2015	100,367	$4.52	(2)	(3)
April 2015	115,515	$4.52	(2)	(3)
May 2015	92,672	$4.52	(2)	(3)
June 2015	134,795	$4.52	(2)	(3)
July 2015	94,713	$4.52	(2)	(3)
August 2015	102,957	$4.52	(2)	(3)
September 2015	122,948	$4.52	(2)	(3)
Total	1,008,340
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the nine months ended September 30, 2015, we redeemed $4.6 million of shares of common stock. The only redemptions we made under our share redemption program during the nine months ended September 30, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. On December 9, 2014, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2015. Based on this redemption limitation and those described above and redemptions through September 30, 2015, we may redeem up to $5.4 million of shares that meet the requirements for special redemptions for the remainder of 2015.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5.    Other Information

On November 8, 2015, we renewed our advisory agreement with our advisor. The renewed advisory agreement is effective through November 8, 2016; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect, including the January 15, 2015 amendment to the previous advisory agreement.
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

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of November 8, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	November 12, 2015	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2015	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)