Form 10-K
period 2015-12-31
KBS Real Estate Investment Trust, Inc.
filed 2016-03-16
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. On December 9, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $4.52 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $3.94 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to the Registrant’s net asset value to give effect to the December 7, 2015 payment of a special distribution of $0.25 per share on the outstanding shares of common stock of the Registrant to the stockholders of record as of the close of business on December 1, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 187,114,420 shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 14, 2016, there were 186,191,379 outstanding shares of common stock of the Registrant.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are the first publicly offered investment program sponsored by the affiliates of our external advisor, KBS Capital Advisors LLC (“KBS Capital Advisors”), which makes our future performance difficult to predict. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor.

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

•
We may not be able to successfully operate and/or sell the GKK Properties (defined below) given the concentration of the GKK Properties in the financial services sector, the significant debt obligations we have assumed with respect to such GKK Properties, and our advisor’s limited experience operating, managing and selling bank branch properties. Moreover, we depend upon GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy (defined below), to manage and conduct the operations of the GKK Properties and any adverse changes in or the termination of our relationship with the Property Manager could hinder the performance of the GKK Properties and the return on our stockholders’ investment in us.

•
As a result of the transfer of the GKK Properties to us, a significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

•
Although the special committee of our board of directors has engaged a financial advisor to assist with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.

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
As of December 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 364 real estate properties (of which eight properties were held for sale), including the GKK Properties. In addition, as of December 31, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
Our focus in 2016 is to manage our existing investment portfolio, which includes strategically selling assets; exploring short-term value-add opportunities for a small number of GKK Properties; and distributing operating cash flow and net sales proceeds to stockholders.
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
On January 27, 2016, our board of directors formed a special committee (the "Special Committee") composed of all of our independent directors to explore the availability of strategic alternatives involving us. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. (“Evercore”) to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Investment Portfolio
Real Estate Properties
We made investments in core office and industrial properties, which are generally lower risk, existing properties with at least 80% occupancy and minimal near-term lease rollover. We also own other types of properties, including bank branches, transferred to us pursuant to the Settlement Agreement (discussed above under “Overview”) and properties transferred to us through foreclosures or deeds-in-lieu of foreclosures. These properties had originally secured certain of our investments in real estate loans receivable. All of our properties are located in the United States. As of December 31, 2015, we owned 356 real estate properties held for investment. We also owned eight properties that were held for sale. The 356 real estate properties held for investment totaled 7.7 million rentable square feet and included the following:

•	Nine office buildings and three corporate research buildings; and

•	GKK Properties consisting of 291 bank branch properties and 53 office buildings, operations centers and other properties.
We originally intended to hold our core properties for four to seven years. With respect to the GKK Properties, our management continues to evaluate which properties to hold and which properties to sell. During the year ended December 31, 2015, we sold 34 properties (of which 31 were GKK Properties) and terminated the leasehold interest in three properties. The hold period of certain GKK Properties has been affected by the underlying debt structure and related defeasance costs and prepayment penalties. Additionally, economic and market conditions influence us to hold our investments for different periods of time.

The following chart illustrates the composition of our real estate portfolio (excluding eight properties that were held for sale) as of December 31, 2015 based on the carrying value of the investments:
As noted above, our real estate property investments (excluding eight properties that were held for sale) are diversified by geographic location with properties in 30 states as shown in the charts below:
_____________________
*Other includes any state less than 3% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

One of our objectives is to maintain a stable and diversified tenant base and have long-term relationships with our tenants in order to limit our exposure to any one tenant or industry. However, as a result of the transfers of the GKK Properties, beginning in December 2011 and as of December 31, 2015, we had a concentration of credit risk related to Bank of America, N.A., which represented approximately 16.9% of our annualized base rent as of December 31, 2015 and reduced the diversity of our tenant base. Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Also, as of December 31, 2015, we had a concentration of credit risk related to the finance industry, which represented approximately 46.5% of our annualized base rent. The finance industry concentration is due to the concentration in the GKK Properties. As of December 31, 2015, our real estate portfolio was 85% occupied (excluding properties that were held for sale). The chart below illustrates the diversity of tenant industries in our portfolio (excluding properties that were held for sale) based on total annualized base rent as of December 31, 2015:
_____________________
* All others includes any industry less than 2% of the total.
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
The carrying value of our real estate portfolio as of December 31, 2015 was $0.9 billion (including eight properties that were held for sale).
Real Estate-Related Investments
We have also invested in real estate-related investments including: (i) mortgage loans; (ii) mezzanine loans; (iii) participations in mortgage and mezzanine loans; (iv) B-Notes; and (v) real estate-related debt securities, such as commercial mortgage-backed securities (“CMBS”). We initially intended to hold our real estate-related investments until maturity. However, economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
As of December 31, 2015, we owned one mortgage loan, one mezzanine loan and two B-Notes. The book value (net of asset specific reserves) of our real estate-related investments as of December 31, 2015 was $27.3 million. As of December 31, 2015, our real estate-related investments consisted of four fixed rate real estate loans receivable with a weighted average annualized effective interest rate of 9.0%.
Financing Objectives
We financed the majority of our real estate acquisitions with a combination of the proceeds we received from our initial public offering and debt. In addition, we purchased certain real estate-related investments with a combination of the proceeds we received from our initial public offering and repurchase financing. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. As of December 31, 2015, the weighted-average interest rate on our debt was 4.6%.

We have borrowed funds at a combination of fixed and variable rates. As of December 31, 2015, we had approximately $267.0 million and $164.1 million of fixed and variable rate debt outstanding, respectively. The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2015 were 6.0% and 2.2%, respectively.
Some of our debt allows us to extend the maturity dates, subject to certain conditions. Although we believe we will be permitted to extend the maturity dates of our current debt obligations, we can give no assurance in this regard. The following is a schedule of maturities, including principal amortization payments, for all of our notes payable outstanding as of December 31, 2015 (in thousands):

2016	$67,950
2017	269,956
2018	4,707
2019	61,957
2020	2,728
Thereafter	23,840
$431,138
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of all of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2015. As of December 31, 2015, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The U.S. Federal Reserve (the “FED”) pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the FED ceased the QE program and raised the Target Funds rate by 25 basis points. In 2012, Japan embarked on a massive QE program designed to kick start the country’s economy. The Japanese economy remains weak, with little or no economic growth. In Europe, the European Central Bank (“ECB”) announced its own QE program in January 2015. The long awaited announcement led to lower European interest rates and a weakening of the Euro against other currencies. With much of the EU economy still experiencing low economic growth, the ECB is now poised to increase its QE program. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system is unknown.
In the United States, recent economic data has been mixed. Slow and steady growth in the labor markets has driven unemployment to 4.9% as of January 2016. The labor force participation rate continues to be relatively low and personal income growth has been modest. Consumer spending in the United States has been increasing, and consumer confidence levels are starting to reach levels last seen in the mid-2000’s. U.S. gross domestic product (“U.S. GDP”) has continued to grow. On an annual basis, U.S. GDP growth in 2014 was 2.4%, which was an improvement over 2013’s growth rate of 1.5%. In 2015 U.S. GDP growth came in at 2.4%, with the trend moving towards slower growth in the first quarter of 2016.

With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. The U.S. commercial real estate market has benefited from strong inflows of foreign capital. In 2015 commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Foreign capital flows represent 17% of the 2015 volume. Initially, gateway markets such as New York City and San Francisco benefited from a high demand for commercial properties. Now investors have branched into secondary and tertiary markets, and demand for investments is leading to price increases and an uptick in construction and development. Some fear the potential creation of an asset bubble, particularly in the gateway metropolitan markets.
Impact on Our Real Estate Investments
The increased volatility in the global financial markets and the potential increase in U.S. interest rates are introducing a level of uncertainty into our outlook for the performance of the U.S. commercial real estate markets. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the FED increased interest rates in Q4 2015. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly or indirectly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Current economic conditions remain relatively volatile and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some of the borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $33.8 million. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment.  We are currently negotiating an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination to transfer title of the property securing the loan to us in full satisfaction of the debt outstanding under, and all other obligations related to, the Lawrence Village Plaza Loan Origination. No other real estate-related loan investments are scheduled to mature within one year from December 31, 2015. As of December 31, 2015, we had recorded $6.5 million of reserves for loan losses related to two of our real estate-related investments, one of which was the Lawrence Village Plaza Loan Origination.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, and short-term interest rates in the U.S. have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2015, we had a total of $267.0 million of fixed rate notes payable and $164.1 million of variable rate notes payable. We have $68.0 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2016.

Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of the daily operations of our real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that KBS Capital Advisors is unable to provide any of these services, we will be required to obtain such services from other sources. We are also dependent on the Property Manager for the services under the Amended Services Agreement, including the operations, leasing and eventual dispositions of the GKK Properties.
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
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on properties or restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce the amounts available for distribution to our stockholders.
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

Some of the properties in our portfolio had or have underground storage tanks either for space heating of the buildings, fueling motor vehicles, or industrial processes. Many of the underground storage tanks at the premises have been replaced over time. Given changing standards regarding closure of underground storage tanks and associated contamination, many of the tanks may not have been closed in compliance with current standards. Some of these properties likely have some residual petroleum or chemical contamination. Properties exhibiting these risks include 129 Concord Road, Billerica, Massachusetts (Rivertech) and ADP Plaza, Portland, Oregon.
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
Industry Segments
We operate in three business segments. Our segments are based on our method of internal reporting which classifies our operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. For financial data by segment, see Note 12, “Segment Information” in the notes to our consolidated financial statements filed herewith.
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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists and because we have delayed the liquidation or the listing of our shares of common stock on a national securities exchange beyond 2015, our stockholders may not realize the cash value of their investment for an extended period.
There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must also comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program document and together with redemptions sought in connection with stockholder’s death, “special redemptions”). Such special redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2015, and further subject to the limitations described in the share redemption program document. On December 8, 2015, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2016 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to special redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the price at which we sold the shares in our public offering or our estimated value per share. It is also likely that our shares would not be accepted as the primary collateral for a loan.
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

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. It remains uncertain whether the capital markets can sustain the current levels of lending activity. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, any decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

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
We are the first publicly offered investment program sponsored by the affiliates of our advisor, KBS Capital Advisors. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor. The private KBS-sponsored programs were not subject to the up-front commissions, fees and expenses associated with our initial public offering nor all of the laws and regulations that apply to us. For these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and our stockholders should not assume that it will be similar to the prior performance of other KBS-sponsored programs. The differences between us and the private KBS-sponsored programs significantly increase the risk and uncertainty our stockholders face.
Because we depend upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We depend on our advisor to manage our operations and our portfolio of real estate and real estate-related assets. Our advisor depends upon the fees and other compensation that it receives from us and the other public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors and its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.
KBS Capital Advisors has limited experience operating, overseeing and selling bank branch properties, which could cause inefficiencies in the operation and sale of these properties, thereby reducing the value of our stockholders’ investment in us.
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
Prior to the transfers of the GKK Properties to us under the Settlement Agreement, GKK Stars and its affiliates indirectly owned and managed the GKK Properties and thus have developed experience and expertise in the management and operations of bank branch and bank-related properties. As of the effective date of the Settlement Agreement, GKK Stars agreed to provide standard asset management services relating to the GKK Properties. On December 19, 2013, we, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with the Property Manager, an affiliate of GKK Stars, with respect to the GKK Properties. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (collectively, the “Services”). The Property Manager is not affiliated with us or KBS Acquisition Sub. Pursuant to the Amended Services Agreement, we made a payment in the amount of $12.0 million to the Property Manager in satisfaction of the profit participation provisions under the prior asset management services agreement. As compensation for the Services, we agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager.
The Amended Services Agreement will terminate on December 31, 2016, with a one-year extension option at our option, subject to certain terms and conditions contained in the Amended Services Agreement. The Amended Services Agreement supersedes and replaces all prior agreements related to the Services among us and our affiliates and the Property Manager and its affiliates.
We depend on the Property Manager to efficiently conduct the management and operations of the GKK Properties. If the Amended Services Agreement is terminated, we would be required to obtain such management services for the GKK Properties from other sources, which sources may not have the experience or capabilities of the Property Manager or its affiliates. Additionally, as our advisor has limited experience operating bank branch properties, should the Property Manager or an affiliate cease managing the GKK Properties, our ability to efficiently and effectively manage the GKK Properties would be affected, and as a result, the value of our stockholders’ investment in us could decline.
To the extent distributions exceed current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
Our organizational documents permit us, to the extent permitted by Maryland law, to pay distributions from any source. We have paid distributions with proceeds from asset sales, loan repayments, financings, a loan from our advisor (which our advisor forgave without repayment) and our cash flow from operations. If we fund distributions from financings or sources other than cash flow from operations, the overall return to our stockholders may be reduced. On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt. Our primary focus was and is the repayment of certain debt obligations. Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. Our focus in 2016 is to manage our existing investment portfolio, which includes strategically selling assets and exploring short-term value-add opportunities for a small number of GKK Properties, and distributing operating cash flow and net sales proceeds to stockholders. We plan to continue to make strategic asset sales and, from time to time, may declare additional special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our investors. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. We can give no assurance regarding the timing or source of future distributions. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future special redemptions under our share redemption program and other future capital needs.

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
Economic conditions have had a significant impact on our real estate and real estate-related properties. In addition, these conditions have impacted the businesses of our tenants as well as the tenants in buildings securing our real estate-related investments. As a result of a decline in cash flows and projected future declines, on March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt. Our primary focus was and is the repayment of certain debt obligations. We expect to continue to use available funds to reduce and manage certain other debt obligations and fund cash flow needs. We plan to continue to make strategic asset sales and, from time to time, may declare additional special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources.
Possible future declines in rental rates, slower or potentially negative net absorption of leasable space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flows from our properties. As a result of these same factors, the borrowers under our real estate-related investments have experienced a reduction in cash flows that has made it difficult for them to pay us debt service in some instances. Additionally, these reduced and potentially decreasing cash flows have had a negative impact on the valuation of the collateral directly or indirectly securing some of our real estate-related investments, and as a result, some of the borrowers may not be able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they come due. Further, we depend on the cash flow from our real estate and real estate-related investments to meet the debt service obligations under our financing arrangements, and we will depend on the proceeds from the sale of real estate and proceeds from the repayment of our real estate-related investments in order to repay our outstanding debt obligations.
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
Our portfolio has recently experienced declines in cash flow from a number of our investments. A general decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and downsizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as some borrowers under our loans have been unable to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our investment positions have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt owed to us or sell the collateral at a price sufficient to repay our note balances in full when they become due. Asset sales in 2012, 2013, 2014 and 2015 have resulted in, and expected future asset sales will result in, further decreases in operating cash flow.

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
Our success depends to a significant degree upon the contributions of Peter M. Bren, Keith D. Hall, Peter McMillan III, and Charles J. Schreiber, Jr., each of whom would be difficult to replace. Neither we nor our advisor nor its affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for tenants in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment management and disposition strategies could be delayed or hindered, and the value of our stockholders’ investment in us may decline.
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

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
We can give no assurances regarding any particular transaction in connection with the exploration of strategic alternatives.
Although the special committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

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
KBS Capital Advisors faces conflicts of interest relating to the leasing and disposition of properties and such conflicts may not be resolved in our favor, which could limit our ability to make distributions to our stockholders and reduce our stockholders’ overall investment return.
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when they could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsors and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.

Our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsors, our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, McMillan, Schreiber and Jeffrey K. Waldvogel and Stacie K. Yamane, to provide services to us for the day-to-day operation of our business. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) are also advised by KBS Capital Advisors and rely on our sponsors and many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and directors are also officers and/or directors of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT II, KBS REIT III and KBS Growth & Income REIT. Messrs. Hall, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren, McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of private KBS-sponsored programs and the investment advisors to KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Hall, McMillan, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, KBS Capital Advisors, other KBS-sponsored programs and KBS-advised investors, as well as other business activities in which they are involved. In addition, our advisor and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments and the value of our stockholders’ investment in us may decline.
All of our executive officers, some of our directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers and some of our directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets, which would reduce the returns to our stockholders.

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
All of our directors are also directors of KBS REIT II and KBS REIT III and two of our directors are also directors of KBS Growth & Income REIT. One of our directors is also a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. The loyalties of our directors serving on the boards of directors of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
We could enter into transactions with other KBS-sponsored programs, such as property sales or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or the conflicts committee’s loyalties to such other KBS-sponsored programs.

•
A decision of our board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.

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

Because our independent directors are also independent directors of KBS REIT II and KBS REIT III, they receive compensation for service on the board of directors of KBS REIT II and KBS REIT III. Like us, KBS REIT II and KBS REIT III each pays each independent director an annual retainer of $40,000 as well as compensation for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,500 for each conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each conflicts or audit committee meeting attended), (iii) $2,000 for each teleconference board meeting attended, and (iv) $2,000 for each teleconference conflicts or audit committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference conflicts or audit committee meeting attended). Like us, KBS REIT II also pays each independent director compensation for attending other committee meetings as follows: (i) $2,000 for each committee meeting attended (except that the meeting chairman is paid $3,000 for each committee meeting attended), and (ii) $2,000 for each teleconference committee meeting attended (except that the meeting chairman is paid $3,000 for each teleconference committee meeting attended). In addition, like us, KBS REIT II and KBS REIT III each reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of their boards of directors.
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
Neither we nor any of our subsidiaries intends to register as an investment company under the Investment Company Act. If we or any of our subsidiaries were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
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

If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
We have not had funds available for ordinary redemptions since the April 2009 redemption date, and our share redemption program provides only for special redemptions. Such redemptions are subject to an annual dollar limitation, which was $10.0 million in the aggregate for the calendar year 2015, and further subject to the limitations described in the share redemption program document. On December 8, 2015, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for our calendar year 2016 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and adjusted from time to time. We currently do not expect to have funds available to resume ordinary redemptions in the future. Therefore, until further notice, and except with respect to special redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. Even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice.

Pursuant to our share redemption program, once we have established an estimated value per share of our common stock, the redemption price per share for eligible redemptions is equal to the estimated value per share. On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $3.94 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to our net asset value to give effect to the December 7, 2015 payment of a special distribution of $0.25 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on December 1, 2015 (the “Special Distribution”). Therefore, effective commencing with the December 31, 2015 redemption date, the redemption price for all shares eligible for redemption is $3.94 per share. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016. If stockholders are able to sell their shares under our share redemption program, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $3.94 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to our net asset value to give effect to the Special Distribution. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of and also to comply with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”). The estimated value per share was based on the recommendation and valuation performed by our advisor. We engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent, third-party real estate valuation firm, to provide appraisals for the majority of our real estate properties.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account debt defeasance costs we may incur in connection with prepayments on our notes payable, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements prior to expiration, the impact of restrictions on the assumption of debt, or disposition costs and fees for real estate properties that are not under contract to sell. We have generally incurred disposition costs and fees related to the sale of our historical real estate properties since inception of 1.7% to 5.7% of the gross sales price less concessions and credits, with the weighted average being 2.7%. We have generally incurred disposition costs and fees related to the sale of the GKK Properties since December 15, 2011 (the date of the completion of the transfer of the GKK Properties to us pursuant to the Settlement Agreement) of 1.5% to 8.5% of the gross sales price less concessions and credits, with the weighted average being 2.3% as of September 30, 2015. If this range of disposition costs and fees were applied to our real estate properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.09 to $0.41 per share.

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
We currently expect to utilize our advisor and or an independent valuation firm to update the estimated value per share no later than December 2016.
In addition, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015, including:

•
asset sales and potential future asset sales at values different from those used in the determination of the estimated value per share as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets;

•	any impairments we may recognize with respect to certain of our real estate-related investments;

•	any increases or decreases in value of any of our real estate or real estate-related investments;

•	any disruptions in the real estate and financial markets or general economic conditions;

•	any unforeseen capital expenditure requirements;

•
any inability to successfully operate and/or sell the GKK Properties or a downturn in the banking industry, resulting from disruptions in economic conditions and the concentration of the GKK Properties in the financial services sector; or

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
We may also pay significant fees during our listing/liquidation stage. Although most of the fees expected to be paid during our listing/liquidation stage are contingent on our stockholders first receiving agreed-upon investment returns, the investment-return thresholds may be reduced with the approval of our conflicts committee and subject to the other limitations in our charter.

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
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share. Our sponsors have little exposure to loss in the value of our shares. With this limited exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations and on the value of our stockholders’ investment in us.
Since the acquisition of our real estate and real estate-related investments, downturns in national, regional and local economic conditions have impacted our properties’ operating performance and the operating performance of properties securing our real estate-related investments, which will reduce the overall return to our stockholders.
Our portfolio experienced declines in cash flow from a number of our investments. A general decline in the occupancy of our portfolio, an important element to the continued growth of the value of our portfolio, has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and downsizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments, as some borrowers under our loans have been unable to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing our loan investments have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt owed to us or sell the collateral at a price sufficient to repay our note balances in full when they become due.

Because of the concentration of a significant portion of our assets in Virginia, any adverse economic, real estate or business conditions in Virginia could adversely affect our operating results and stockholders’ return.
As of December 31, 2015, our real estate investments in Virginia, excluding properties held for sale, represented 12% of our total assets. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank space resulting from the local business climate, could adversely affect our operating results and our stockholders’ return.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our cash flows and our stockholders’ overall return.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues, which would adversely affect our cash flows. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment. As of December 31, 2015, our portfolio (excluding properties that were held for sale, consisted of approximately 7.7 million rentable square feet) and was 85% occupied, and our bad debt reserve for our properties was less than 1% of annualized base rent. Included among these properties are 27 properties containing 1.2 million rentable square feet that were less than 70% occupied. As of December 31, 2015, excluding real estate held for sale, seven of our properties containing 0.1 million rentable square feet were 100% vacant.
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
Further, some of our properties may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew a lease, or terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss as described above. See also “ — General Risks Related to Investments in Real Estate — Bank branches are specialty-use properties and therefore may be more difficult to lease or sell to non-banks.”

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
Because we did not receive estoppel certificates or other similar certifications from the tenants of the GKK Properties covering these and other issues, we may be subject to unknown liabilities relating to the tenants’ leases. We could be subject to liability relating to, among other items, (i) payments owed by us, as landlord, to tenants under the leases, (ii) uncured defaults in the performance of landlord’s obligations under the tenants’ leases including, without limitation, maintenance on a property that has not been performed and should have been performed under the terms of the leases, (iii) rights of a tenant to extend its lease term, acquire additional space, or exercise rights of first refusal or other purchase options relating to certain GKK Properties that were agreed upon by and between Gramercy and/or its affiliates and a tenant, which may be evidenced by an agreement that we did not receive, and (iv) certain other causes of action by a tenant against us. Defending against or settling such liabilities, should they arise, could be costly and have an adverse effect on our stockholders’ investment in us.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and reduce the value of our stockholders’ investment in us.
As a result of the transfers of the GKK Properties, a significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.
Because of the transfers of the GKK Properties, a significant portion of our revenue is derived from leases to financial institutions and as such, our portfolio has become less diversified. As of December 31, 2015, 46.5% of our annualized base rent was generated by leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate. Acquisitions of regional or community banks by larger financial institutions could lead to the closure of some of the bank branches formerly occupied by these regional or community banks. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base were more diversified.

Because of the transfers of the GKK Properties, Bank of America, N.A. represents a significant portion of the revenue generated by our real estate portfolio and the failure of this tenant to perform its obligations to us or to renew its leases upon expiration may adversely affect our cash flow and the returns to our stockholders.
Because of the transfers of the GKK Properties, as of December 31, 2015, Bank of America, N.A. represented approximately 16.9% of our real estate portfolio’s base rental income and occupied approximately 35.2% of our total rentable square feet. The default, financial distress or insolvency of Bank of America, N.A., or its failure to renew its leases with us upon expiration, could cause interruptions in the receipt of lease revenue from this tenant and the properties that it occupies and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant properties at a comparable lease rate or at all, which could affect our operating results and financial condition as well as the returns to our stockholders. See Note 3, “Real Estate Held for Investment — Operating Leases” in the notes to our consolidated financial statements filed herewith.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have extremely limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower returns to stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We have invested in major metropolitan markets. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damage to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our refinancing options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition of providing loans.
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
With respect to our fixed rate, long-term loans receivable, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we would no longer receive the revenue generated by those loans. For this reason, our returns on these loans and the value of our stockholders’ investment in us are subject to fluctuations in interest rates.
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
If there is a default under a mortgage loan investment, we may not be able to repossess and sell the underlying property quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loan. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. We are currently negotiating an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination to transfer title of the property securing the loan to us in full satisfaction of the debt outstanding under, and all other obligations related to, the Lawrence Village Plaza Loan Origination. We had recorded an asset-specific loan loss reserve against this investment as of December 31, 2015.
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
The yields on our debt investments may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If our debt assets are prepaid or are not repaid when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition or origination of certain debt investments.
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
Our asset-specific loan loss reserve relates to reserves for losses on loans considered impaired. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement or other documents relating to the loan. We also consider a loan to be impaired if we grant the borrower a concession through a modification of the loan terms or if we expect to receive assets (including equity interests in the borrower) in partial satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in partial satisfaction of an impaired loan are lower than the carrying value of that loan. A portfolio-based loan loss reserve is a reserve against all of the loans in our portfolio that are not specifically reserved. It is based on estimated probabilities of both term and maturity default and estimated loss severities for the portfolio. Our provision for loan losses of $6.5 million, all of which related to asset-specific loan loss reserves as of December 31, 2015, may not be sufficient to cover losses on these loans.

Risks Associated with Debt Financing
We incur and assume mortgage indebtedness, lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and obtain or assume long-term financing that may be secured by our properties and other assets. We have acquired our real properties by financing a portion of the price of the properties and mortgaging or pledging all of the properties purchased as security for that debt, or by taking title to properties that already had been pledged as security for debt we assumed in connection with taking title to such properties. In addition, we may be forced to try to borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
We may be unable to refinance part or all of our assets subject to mortgage debt when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money, reducing our stockholders’ overall returns.
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
Because of the long-term maturities, prepayment and defeasance penalties and fees and other restrictions of certain of our outstanding debt obligations secured by some of our real estate properties, including some of the GKK Properties, we may not be able to sell these real estate properties at the times and upon the terms that would maximize the proceeds generated by such sales to us, which could reduce our stockholders’ overall return.
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
We have incurred variable rate debt and may incur additional debt or refinance existing debt in the future. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the returns to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could decrease the value of our stockholders’ investment in us.
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets and we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could result in a decline in the value of our stockholders’ investment in us.
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
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to state, local or other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
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
If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
Real Estate Investments
As of December 31, 2015, our real estate portfolio consisted of 364 properties, including eight properties that were held for sale. Our 356 properties held for investment encompassed approximately 7.7 million rentable square feet. The properties held for investment are located in 30 states and include office, industrial and bank branch properties. As of December 31, 2015, our portfolio held for investment was 85% occupied and the average annualized base rent per square foot of our real estate portfolio held for investment was $17.09 per square foot. The weighted-average remaining lease term of our real estate portfolio held for investment was 4.3 years as of December 31, 2015. For a discussion of our real estate portfolio, see Part I, Item 1, “Business” of this Annual Report on Form 10-K.
Portfolio Lease Expirations
The following table reflects lease expirations of our 356 properties held for investment as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	% of Portfolio Leased Rentable Square Feet Expiring
Month-to-Month	41	$605	0.5%	73,383	1.1%
2016	75	7,700	6.9%	403,886	6.2%
2017	76	17,463	15.7%	835,298	12.8%
2018	48	6,313	5.7%	296,847	4.6%
2019	155	25,649	23.1%	2,731,786	41.9%
2020	46	8,104	7.3%	287,155	4.4%
2021	25	7,200	6.5%	424,776	6.5%
2022	17	13,973	12.6%	489,589	7.5%
2023	102	9,595	8.6%	566,656	8.7%
2024	5	1,142	1.0%	33,901	0.5%
2025	28	7,988	7.2%	174,353	2.7%
Thereafter (2)	17	5,494	4.9%	203,335	3.1%
Total	635	$111,226	100.0%	6,520,965	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) Represents leases expiring at various dates from 2026 through 2027.

Concentration of Credit Risks
As of December 31, 2015, our highest tenant industry concentration (greater than 10% of our annualized base rent), of our 356 properties held for investment, was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	74	$51,756	46.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2015, no other tenant industries accounted for more than 10% of our annualized base rent.
As of December 31, 2015, we had a concentration of credit risk related to leases with the following tenant that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	2,290,434	35.2%	$18,826	16.9%	$8.22	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of December 31, 2015, lease expiration dates ranged from 2019 through 2026 with a weighted-average remaining term of 4.3 years.

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
Stockholder Information
As of March 14, 2016, we had approximately 186.2 million shares of common stock outstanding held by a total of approximately 41,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the value of the shares of our common stock as $3.94 per share as of December 31, 2015. This estimated value per share is based on our board of directors’ approval on December 8, 2015 of an estimated value per share of our common stock of $3.94, based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to our net asset value to give effect to the December 7, 2015 payment of the Special Distribution. Other than the declaration and payment of the Special Distribution, there were no material changes between September 30, 2015 with respect to our other assets and our liabilities and December 10, 2015 to the net values of our assets and liabilities that impacted the overall estimated value per share.
The conflicts committee of our board of directors, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was based upon the recommendation and valuation prepared by our advisor. Our advisor’s valuation of our real estate properties was based on either (i) appraisals of certain of our real estate properties performed by Duff & Phelps, an independent third-party real estate valuation firm, and based on the methodologies and assumptions described further below; or (ii) the contractual sales prices less actual or estimated disposition costs and fees in the case of properties that were under contract to sell as of December 10, 2015 or properties sold subsequent to September 30, 2015 and prior to December 10, 2015.
We engaged Duff & Phelps to provide appraisals for 12 of our 13 historical real estate properties. In addition, we engaged Duff & Phelps to perform appraisals for all but 28 of the 378 GKK Properties. Our 12 appraised historical real estate properties and the 350 GKK Properties appraised by Duff & Phelps are referred to herein collectively as the “Appraised Properties.” Duff & Phelps prepared appraisal reports summarizing key inputs and assumptions of its appraisals. The one historical real estate property and 28 GKK Properties not valued by Duff & Phelps either were under contract to sell as of December 10, 2015 or were sold subsequent to September 30, 2015 and prior to December 10, 2015. Our advisor performed valuations with respect to our real estate-related investments, cash, other assets, mortgage debt and other liabilities. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.

Our advisor used (i) the appraised values of the Appraised Properties and the contractual sales prices less actual or estimated disposition costs and fees in the case of properties that were under contract to sell as of December 10, 2015 or properties sold subsequent to September 30, 2015 and prior to December 10, 2015, (ii) our advisor’s estimated value of each of our other assets and our liabilities and (iii) the amount of the Special Distribution, to calculate and recommend an estimated value per share of our common stock. Based on (i) the conflicts committee’s receipt and review of our advisor’s valuation report, including our advisor’s summary of the appraisal reports prepared by Duff & Phelps and our advisor’s estimated value of each of our other assets and our liabilities, (ii) the conflicts committee’s review of the reasonableness of our estimated value per share resulting from our advisor’s valuation process, (iii) consideration of the Special Distribution, and (iv) other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the estimated value per share proposed by our advisor was reasonable and recommended to our board of directors that it adopt $3.94 as the estimated value per share of our common stock. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $3.94 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.
The table below sets forth the calculation of our estimated value per share as of December 8, 2015 as well as the calculation of our prior estimated value per share as of December 9, 2014:

	December 8, 2015 Estimated Value per Share	December 9, 2014 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties - historical (2)	$2.95	$3.35	$(0.40)
Real estate - GKK Properties (3)	3.42	3.88	(0.46)
Foreclosed real estate held for sale	—	0.13	(0.13)
Real estate loans receivable	0.13	0.13	—
Investments in joint ventures (4)	—	0.14	(0.14)
Cash and restricted cash	0.83	0.88	(0.05)
Other assets	0.08	0.11	(0.03)
Mortgage and other debt obligations (5)	(2.93)	(3.85)	0.92
Other liabilities	(0.29)	(0.25)	(0.04)
Estimated value per share prior to December 7, 2015 Special Distribution payment	$4.19	$4.52	$(0.33)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Special Distribution paid on December 7, 2015 (6)	(0.25)	—	(0.25)
Total estimated value per share	$3.94	$4.52	$(0.58)
_____________________
(1) The December 9, 2014 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor’s recommendation and valuation of our real estate properties was based on either (i) appraisals of certain of our real estate properties performed by Duff & Phelps or (ii) the contractual sales prices less actual or estimated closing costs in the case of properties that were under contract to sell as of December 11, 2014 or properties sold subsequent to September 30, 2014 and prior to December 11, 2014. Our advisor performed valuations of our real estate-related investments, cash, other assets, mortgage debt and other liabilities. For more information relating to the December 9, 2014 estimated value per share and the assumptions and methodologies applied by our advisor and Duff & Phelps, see our Current Report on Form 8-K filed with the SEC on December 11, 2014.
(2) The decrease in the estimated value of real estate properties per share was primarily due to a decrease in the appraised value of the real estate properties.
(3) The decrease in the estimated value of GKK Properties per share was primarily due to real estate property sales.
(4) See discussion of “–Participation Interest in Unconsolidated Joint Venture” below.
(5) The decrease in the estimated value of mortgage and other debt obligations per share was primarily due to the repayment of principal related to asset sales and ongoing principal amortization payments.
(6) On November 30, 2015, our board of directors declared the Special Distribution, which we paid on December 7, 2015. The Special Distribution was paid in cash and funded from our proceeds from the sales of real estate properties.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $4.52 to $3.94. The changes are not equal to the change in values of each asset and liability group presented in the table above due to asset sales, debt repayments and extinguishment of debt and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

	Change in Estimated Value per Share
December 9, 2014 estimated value per share	$4.52
Changes to estimated value per share
Real Estate
Properties held as of September 30, 2015 - historical	(0.35)
Properties held as of September 30, 2015 - GKK Properties	0.33
Properties sold through September 30, 2015	0.07
Capital expenditures on real estate	(0.24)
Total changes related to real estate	(0.19)
Mortgage debt	(0.06)	(1)
Undistributed operating cash flows	0.03	(2)
Contingent liability to Gramercy Property Trust, Inc.	(0.09)	(3)
Other changes, net	(0.02)
Total change in estimated value per share	$(0.33)	(4)
Estimated value per share prior to December 7, 2015 Special Distribution payment	$4.19
Special Distribution (5)	(0.25)
December 8, 2015 estimated value per share	$3.94
_____________________
(1) The change in value of the notes payable is primarily due to defeasance costs paid in connection with the repayment of certain loans and a decrease in market interest rates assumed in valuing the notes payable as compared to the December 9, 2014 estimated value per share, resulting in the notes payable being valued at less of a discount or more of a premium than in the December 9, 2014 estimated value per share.
(2) Amount includes operating cash flows through September 30, 2015 from real estate properties that were under contract to sell as of December 10, 2015 or were sold subsequent to September 30, 2015 and prior to December 10, 2015, which will not provide future operating cash flows.
(3) Pursuant to an asset management services agreement, Gramercy Property Trust, Inc. has a profit participation interest with respect to the GKK Properties.  The increase in this contingent liability was due to the increase in fair market value or gross sales price of the GKK Properties.
(4) The reconciliation of total change in estimated value per share does not reflect $7.4 million used to fulfill redemption requests in accordance with our share redemption program, as such redemptions resulted in no change to the estimated value per share because, while our net asset value was reduced by the $7.4 million of redemptions, it also resulted in a corresponding decrease in the number of shares outstanding.
(5) See footnote (6) to the table above.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account debt defeasance costs we may incur in connection with prepayments on our notes payable, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements prior to expiration, the impact of restrictions on the assumption of debt, or disposition costs and fees for real estate properties that are not under contract to sell. We have generally incurred disposition costs and fees related to the sale of our historical real estate properties since inception of 1.7% to 5.7% of the gross sales price less concessions and credits, with the weighted average being 2.7%. We have generally incurred disposition costs and fees related to the sale of the GKK Properties since December 15, 2011 (the date of the completion of the transfer of the GKK Properties to us pursuant to the Settlement Agreement) of 1.5% to 8.5% of the gross sales price less concessions and credits, with the weighted average being 2.3%. If both these ranges of disposition costs and fees were applied to our real estate properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.09 to $0.41 per share. As of December 8, 2015, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.

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
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise the Appraised Properties. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
Duff & Phelps collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. Duff & Phelps obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Duff & Phelps reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.
In conducting its investigation and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps, Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or our advisor. Duff & Phelps relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to deliver appraisal reports with respect to the Appraised Properties and Duff & Phelps received fees upon the delivery of such reports. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to December 10, 2015, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. In connection with prior valuations of our shares, we engaged Duff & Phelps to provide valuations of certain of our properties and to provide a review, based on a limited set of procedures, of the methodologies and assumptions used by our advisor in valuing certain properties. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

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
Although Duff & Phelps considered any comments received from us or our advisor to its appraisal reports, the final appraised values of the Appraised Properties were determined by Duff & Phelps.  The appraisal reports for the Appraised Properties are addressed solely to us to assist our advisor in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Duff & Phelps did not solicit third-party indications of interest for the Appraised Properties. In preparing its appraisal reports, Duff & Phelps also did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. While Duff & Phelps is responsible for providing appraisals of the Appraised Properties, Duff & Phelps is not responsible for, did not calculate, and did not participate in, the determination of the estimated value per share of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ appraisal reports. All of the Duff & Phelps appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Historical Real Estate Properties
As of September 30, 2015, we owned 13 historical real estate properties (excluding the GKK Properties), consisting of office and industrial properties. We engaged Duff & Phelps to provide appraisals for 12 of the 13 historical real estate properties. Duff & Phelps appraised our historical real estate properties, using various methodologies including the direct capitalization approach, 10-year discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisals of 12 of the 13 historical real estate properties.  Duff & Phelps calculated the discounted cash flow value of these 12 historical real estate properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the properties we own based on recent comparable market transactions, adjusted for unique property and market-specific factors.
The total appraised value of our 12 historical real estate properties using the appraisal methodologies described above was $537.6 million. With respect to the one historical real estate property that was under contract to sell as of December 10, 2015, the estimated value of $13.8 million was based on the contractual sales price, net of expected selling costs. Based on the appraisal and valuation methodologies described above, the estimated value of our historical properties was $551.4 million as of September 30, 2015, compared to a total cost basis, including acquisition fees and expenses, capital expenditures and leasing commissions through September 30, 2015, of $822.7 million.
The following summarizes the key assumptions that Duff & Phelps used in the 10-year discounted cash flow models to appraise these 12 historical real estate properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.50% to 8.75%	7.38%
Discount rate	7.25% to 9.50%	8.16%
Net operating income compounded annual growth rate (1)	1.32% to 13.51%	5.63%
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

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of these 12 historical real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to the 12 historical real estate properties referenced above. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.07	$(0.06)	$0.10	$(0.09)
Discount rates	0.06	(0.06)	0.09	(0.09)
GKK Properties
As of September 30, 2015, the GKK Properties consisted of 378 bank branch properties, office buildings, operations centers and other properties. We engaged Duff & Phelps to provide appraisals for 350 of the GKK Properties. The total appraised value for these 350 GKK Properties totaled $549.5 million. With respect to 28 GKK Properties that were under contract to sell as of December 10, 2015 or were sold subsequent to September 30, 2015 and prior to December 10, 2015, the estimated value was based on contractual sale prices, net of actual or expected selling costs. The estimated value for these 28 GKK Properties was $88.1 million. Based on the appraisal and valuation methodologies described above, the estimated value of the GKK Properties was $637.6 million as of September 30, 2015, compared to a total cost basis, including capital expenditures and leasing commissions through September 30, 2015, of $549.0 million.
Duff & Phelps appraised 296 of the GKK Properties using the direct capitalization method, which applies a current market capitalization rate to the property’s net operating income. In cases where a property was not stabilized, the estimated value was based on a stabilized property reduced for capital costs that would be incurred to lease up the property. The following summarizes the key assumption that was used to appraise these 296 GKK Properties:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
4.00% to 10.50%	7.64%
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the 296 GKK Properties that Duff & Phelps appraised using the direct capitalization method and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the direct capitalization rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to the 296 GKK Properties appraised by Duff & Phelps using the direct capitalization method. Additionally, the table below illustrates the impact on the estimated value per share if the capitalization rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Capitalization rates	$0.03	$(0.03)	$0.05	$(0.05)

Duff & Phelps appraised 33 of the GKK Properties by performing 10-year discounted cash flow analyses. The following table summarizes the key assumptions that were used by Duff & Phelps in the discounted cash flow models to appraise these 33 GKK Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	4.00% to 9.25%	7.06%
Discount rate	4.25% to 11.75%	8.47%
Net operating income CAGR (1)	(6.94)% to 13.50%	3.68%
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
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would change the appraised value of these 33 GKK Properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to the 33 GKK Properties valued by Duff & Phelps using the discounted cash flow analysis. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rates	$0.01	$(0.01)	$0.01	$(0.01)
Discount rates	0.01	(0.01)	0.01	(0.01)
The remaining 21 GKK Properties were appraised by Duff & Phelps using a present value cash flow analysis as we do not have a fee ownership interest in these GKK Properties (with the exception of one vacant building with a long-term ground lease), but instead hold leasehold interests in the properties.
Finally, a 1% increase in the appraised or estimated value of our real estate properties, including both historical properties and GKK Properties, would result in a $0.06 increase in our estimated value per share and a 1% decrease in the appraised or estimated value of our real estate properties, including both historical properties and GKK Properties, would result in a $0.06 decrease in our estimated value per share, assuming all other factors remain unchanged.
Real Estate Loans Receivable
The estimated values for our real estate loans receivable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, but do not equal the book value of the loans in accordance with GAAP. The values of the real estate loans receivable were estimated by applying a discounted cash flow analysis over the remaining expected lives of the investments, excluding any potential transaction costs. The cash flow estimates used in the analysis during the term of the investments were based on the investments’ contractual cash flows, which we anticipate we will receive. The expected cash flows for the loans were discounted at rates that we expect a market participant would require for instruments with similar characteristics, including remaining loan term, loan-to-value ratios, type of collateral, current performance, credit enhancements and other factors.
As of September 30, 2015, we owned four real estate loans receivable, consisting of a mortgage loan, a mezzanine loan and two B-notes. The cost of our real estate loans receivable, including origination fees and costs and principal repayments, was $27.9 million. As of September 30, 2015, the fair value of our investments in real estate loans receivable was $24.5 million. The weighted-average discount rate applied to the cash flows from the real estate loans receivable, which have a weighted-average remaining term of 1.6 years, was approximately 16.2%. Similar to the valuation for real estate, a change in the assumptions and inputs would change the fair value of our real estate loans receivable and thus, our estimated value per share. Assuming all other factors remain unchanged, a decrease or increase in the discount rates of 25 basis points would have no impact on the estimated value per share and, additionally, a 5% decrease or increase in the discount rates would have no impact on the estimated value per share.

Participation Interest in Unconsolidated Joint Venture
As of September 30, 2015, we held an interest in an unconsolidated joint venture through which we have been granted a participation interest in certain future profits generated by the joint venture. Our advisor estimated the value of our participation interest in this unconsolidated joint venture using a discounted cash flow analysis of the expected distributions to us. The cash flow estimates used in the analysis were based on our participation interest in the estimated cash flows available after paying debt service and making distributions to the other joint venture members until such members have received distributions sufficient to recover the entire amount of their invested capital plus a stipulated return. The cash flow estimates of the joint venture were reviewed by our advisor. Due to decreases in projected cash flow estimates, we do not expect to receive future income with respect to our participation interest in the joint venture. As of September 30, 2015, the carrying value and estimated fair value of our investment in this unconsolidated joint venture were $0.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values as disclosed in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2015. The estimated value of our notes payable does not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2015, the GAAP fair value and carrying value of our notes payable were $547.1 million and $518.2 million, respectively. The weighted-average discount rate applied to the future estimated debt payments was approximately 3.06%. Our notes payable have a weighted-average remaining term of 1.58 years. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged.

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.01)	$0.01	$(0.01)	$0.01
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair values due to their short maturities or liquid nature. Our advisor eliminated certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, capital expenditures payable, deferred financing costs, unamortized lease commissions and unamortized lease incentives, for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the respective investments. Our advisor has also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2015 customer account statements that were mailed in January 2016. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of December 8, 2015 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015, after giving effect to the Special Distribution. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account debt defeasance costs we may incur in connection with prepayments on our notes payable, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of our debt obligations or termination of related swap agreements prior to expiration, the impact of restrictions on the assumption of debt, or disposition costs and fees for real estate properties that are not under contract to sell. We have generally incurred disposition costs and fees related to the sale of our historical real estate properties since inception of 1.7% to 5.7% of the gross sales price less concessions and credits, with the weighted average being 2.7%. We have generally incurred disposition costs and fees related to the sale of the GKK Properties since December 15, 2011 (the date of the completion of the transfer of the GKK Properties to us pursuant to the Settlement Agreement) of 1.5% to 8.5% of the gross sales price less concessions and credits, with the weighted average being 2.3%. If this range of disposition costs and fees were applied to our real estate properties, which do not include these costs and fees in the appraised values, the resulting impact on the estimated value per share would be a decrease of $0.09 to $0.41 per share. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by our board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$4.52	December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$4.45	December 18, 2013	Current Report on Form 8-K, filed December 19, 2013
$5.18	December 18, 2012	Current Report on Form 8-K, filed December 19, 2012
$5.16	March 22, 2012	Current Report on Form 8-K, filed March 26, 2012
$7.32	December 2, 2010	Current Report on Form 8-K, filed December 10, 2010
$7.17	November 20, 2009	Current Report on Form 8-K, filed November 23, 2009
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
Distributions declared per share of common stock were $0.350 in the aggregate for the year ended December 31, 2015. Distributions per share of common stock were based on a quarterly record date for each quarter during 2015. Additionally, our board of directors declared the Special Distribution in the amount of $0.25 per share on the outstanding shares of our common stock on November 30, 2015 to stockholders of record as of the close of business on December 1, 2015.

Distributions declared per common stock were $0.050 in the aggregate for the year ended December 31, 2014. On September 30, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014 and on December 9, 2014, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014. Distributions declared per common share assumes each share was issued and outstanding at each record date for distributions.
Distributions declared during 2015 and 2014, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$4,690	$4,682	$4,674	$51,316	$65,362
Total Per Share Distribution	$0.025	$0.025	$0.025	$0.275	$0.350

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$—	$4,712	$4,700	$9,412
Total Per Share Distribution	$—	$—	$0.025	$0.025	$0.050
The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Ordinary Income	8%	—%
Capital Gain	35%	—%
Return of Capital	57%	100%
Total	100%	100%
For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”
On March 20, 2012, our board of directors approved the suspension of monthly distribution payments in order to manage our reduced cash flow from operations and to redirect available funds to reduce our debt. Our primary focus in approving this suspension was and is the repayment of certain debt obligations. Reducing our debt will allow us to hold certain assets in our portfolio to improve their value and the returns to our stockholders. Our focus in 2016 is to manage our existing investment portfolio, which includes strategically selling assets; exploring short-term value-add opportunities for a small number of GKK Properties; and distributing operating cash flow and net sales proceeds to stockholders. We plan to make certain strategic asset sales and, from time to time, may declare additional special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. We can give no assurance regarding the timing or source of future distributions. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future special redemptions under our share redemption program and other future capital needs.

Our portfolio has experienced declines in cash flow from a number of our investments. A general decline in the occupancy of our portfolio, an important element to the continued growth of our portfolio, has resulted in lower current cash flow. Tenant-specific issues, including bankruptcy and down sizing, have resulted in decreases in our operating cash flow because these tenants have terminated their leases early, not renewed their leases or have not paid their contractual rent to us. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of increases in future rental concessions, including three or more months of free rent to retain tenants who are up for renewal or to sign new tenants, may result in additional decreases in cash flow. Asset sales over the past four years and expected future asset sales have resulted in and will result in further decreases in operating cash flow. In addition, we have experienced a decline in cash flow from our real estate-related investments. Some borrowers under our loan investments have been unable to make contractual interest payments to us. In particular, our investments in mezzanine and mortgage loans have been impacted as the operating performance and values of buildings directly or indirectly securing these investments have decreased from the date of our acquisition or origination of these investments. In such instances, some of the borrowers have not been able to refinance their debt to us or sell the collateral at a price sufficient to repay our note balances in full when they become due.
Due to these factors, we may not generate sufficient operating cash flow on a quarterly basis to fund our operations. If our cash flow from operations deteriorates, we will be more dependent on asset sales to fund our operations and for our liquidity needs. These factors could also reduce our stockholders’ overall investment return.
Our operating performance and ability to pay distributions cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our investments; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to sell assets to cover our liquidity needs; our ability to successfully operate and sell the GKK Properties given the concentration of the GKK Properties in the financial services sector; the significant debt obligations we assumed with respect to the GKK Properties; and our advisor’s limited experience operating and selling bank branch properties.
Equity Compensation Plan
We have adopted an Employee and Independent Director Incentive Stock Plan to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock we have reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares. No awards had been granted under the plan as of March 1, 2016. We have no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and our board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our Employee and Independent Director Incentive Stock Plan was approved prior to the commencement of our public offering by our board of directors and initial stockholder, KBS Capital Advisors, our advisor.
Unregistered Sales of Equity Securities
During the year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in our share redemption program, including:

•
During each calendar year, redemptions sought in connection with special redemptions are limited to an annual amount determined by our board of directors. The annual dollar limitation for our share redemption program may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2015 was $10.0 million in the aggregate. On December 8, 2015, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in our share redemption program.

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
If we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our most recently effective registration statement, as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.
The only redemptions we made under our share redemption program in 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. In 2015, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of cash flow from operations and proceeds from the sale of properties in 2014 and 2015.
In accordance with our share redemption program, the redemption price for all stockholders whose shares are eligible for redemption is equal to the most recent estimated value per share of our common stock as of the redemption date. On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $4.52 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the December 2014 estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2014 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” Effective for redemption dates from December 2014 through November 2015, the redemption price for all stockholders whose shares were eligible for redemption was $4.52 per share (unaudited).
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $3.94 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to our net asset value to give effect to the December 7, 2015 payment of the Special Distribution. The change in redemption price became effective for the December 2015 redemption date and will be effective until the estimated value per share is updated. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the December 2015 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.

During the year ended December 31, 2015 we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	126,394	$4.52	(2)	(3)
February 2015	117,979	$4.52	(2)	(3)
March 2015	100,367	$4.52	(2)	(3)
April 2015	115,515	$4.52	(2)	(3)
May 2014	92,672	$4.52	(2)	(3)
June 2015	134,795	$4.52	(2)	(3)
July 2015	94,713	$4.52	(2)	(3)
August 2015	102,957	$4.52	(2)	(3)
September 2015	122,948	$4.52	(2)	(3)
October 2015	88,757	$4.52	(2)	(3)
November 2015	143,995	$4.52	(2)	(3)
December 2015	190,276	$3.94	(2)	(3)
Total	1,431,368
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the year ended December 31, 2015, we redeemed $6.4 million of shares of common stock. The only redemptions we made under our share redemption program during the year ended December 31, 2015 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the year ended December 31, 2015, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program. On December 8, 2015, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2016.
We may amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data
Total real estate and real estate-related investments, net	$888,161	$1,159,478	$1,335,604	$1,820,366	$3,084,354
Total assets	1,054,865	1,374,138	1,742,541	2,301,425	3,497,867
Total notes payable and repurchase agreements, net	428,222	656,069	959,926	1,318,403	2,292,287
Total liabilities	525,202	761,365	1,086,648	1,520,010	2,637,610
Redeemable common stock	10,000	10,000	10,000	10,000	45,376
Total KBS Real Estate Investment Trust, Inc. stockholders’ equity	519,663	602,773	645,893	771,415	814,881
	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating data
Total revenues	$188,220	$212,465	$218,304	$218,093	$143,574
Loss from continuing operations (1)	(11,775)	(27,389)	(88,240)	(78,367)	(63,691)
Loss from continuing operations per common share - basic and diluted (1)	$(0.06)	$(0.14)	$(0.46)	$(0.41)	$(0.34)
Net loss attributable to common stockholders	(11,387)	(21,266)	(46,495)	(43,142)	(19,338)
Net loss per common share, basic and diluted	$(0.06)	$(0.11)	$(0.24)	$(0.23)	$(0.10)
Other data
Cash flows provided by operating activities	$35,952	$26,487	$9,506	$34,438	$39,059
Cash flows provided by investing activities	279,892	84,727	184,803	888,678	189,322
Cash flows used in financing activities	(327,914)	(263,930)	(237,496)	(722,529)	(326,298)
Distributions declared	$65,362	$9,412	$75,015	$16,227	$98,776
Distributions declared per common share (2)	0.350	0.050	0.395	0.085	0.525
Weighted-average number of common shares outstanding, basic and diluted	187,219,590	188,891,977	190,454,153	191,547,385	188,134,294
Reconciliation of funds from operations (3)
Net loss attributable to common stockholders	$(11,387)	$(21,266)	$(46,495)	$(43,142)	$(19,338)
Depreciation of real estate assets	37,101	41,173	41,897	43,172	25,985
Depreciation of real estate assets - discontinued operations	—	—	3,855	27,221	34,917
Amortization of lease-related costs	22,044	30,440	33,848	38,792	24,849
Amortization of lease-related costs - discontinued operations	—	—	2,659	30,878	24,287
Impairment charges on real estate	49,306	10,117	40,190	31,882	6,833
Impairment charges on real estate - discontinued operations	—	257	8,975	37,218	45,744
Gain on sales of foreclosed real estate held for sale	(2,509)	(1,108)	(378)	(127)	(134)
Gain on sales of real estate, net	(99,988)	(2,282)	—	—	—
Gain on sales of real estate, net - discontinued operations	(124)	(4,797)	(47,997)	(53,691)	(5,141)
Gain on sale of real estate securities	—	(4,410)	(10,470)	(25,456)	—
Adjustments for noncontrolling interest - consolidated entity (4)	—	—	—	—	(2,053)
FFO	$(5,557)	$48,124	$26,084	$86,747	$135,949
_____________________
(1) Amounts include certain properties in continuing operations that were held for sale or sold as of December 31, 2014 and 2015 in accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). See Note 6 “Real Estate Held for Sale and Discontinued Operations” for more information on the Company’s real estate held for sale and discontinued operations as of December 31, 2014 and 2015.
(2) For information related to distributions declared per common share for the years ended December 31, 2015 and 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Information.”
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
(4) The noncontrolling interest holder’s share of our consolidated venture’s real estate depreciation was $1.7 million in 2011. Its share of amortization of lease-related costs was $0.3 million in 2011.

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
As of December 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 364 real estate properties (of which eight properties were held for sale), including the GKK Properties. In addition, as of December 31, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
Our focus in 2016 is to manage our existing investment portfolio, which includes strategically selling assets; exploring short-term value-add opportunities for a small number of GKK Properties; and distributing operating cash flow and net sales proceeds to stockholders.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The slowdown in global economic growth, and the increase in oil production capacity, has had a ripple effect through the energy and commodity markets. Decreasing levels of demand for commodities have led to a weakening of global economic conditions, particularly in emerging market nations. Many nations in the developing world rely on metals, minerals and oil production as the basis of their economies. When demand for these resources drops, the economic environment deteriorates, and deflation becomes a very real risk. Over the past decade the United States has seen a resurgence of the domestic energy markets. The growth of domestic oil and natural gas production helped the U.S. economy rebound from the 2008-2009 recession. During the first quarter of 2016, supply pressures in the energy markets have driven down the price of oil to levels not seen in many years, and U.S. economic growth has slowed. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”

Impact on Our Real Estate Investments
The increased volatility in the global financial markets and the potential increase in U.S. interest rates are introducing a level of uncertainty into our outlook for the performance of the U.S. commercial real estate markets. Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, which has resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the FED increased interest rates in Q4 2015. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Impact on Our Real Estate-Related Investments
All of our real estate-related investments are directly or indirectly secured by commercial real estate. As a result, our real estate-related investments, in general, have been and likely will continue to be impacted by the same factors impacting our real estate properties. The higher yields and the improving credit position of many U.S. tenants and borrowers have attracted global capital. However, the real estate and capital markets are fluid, and the positive trends can reverse quickly. Current economic conditions remain relatively volatile and can have a negative impact on the performance of collateral securing our loan investments, and therefore may impact the ability of some of the borrowers under our loan investments, and therefore may impact the ability of some of the borrowers under our loans to make contractual interest payments to us.
We have fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $33.8 million. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment.  We are currently negotiating an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination to transfer title of the property securing the loan to us in full satisfaction of the debt outstanding under, and all other obligations related to, the Lawrence Village Plaza Loan Origination.
No other real estate-related loan investments are scheduled to mature within one year from December 31, 2015. As of December 31, 2015, we had recorded $6.5 million of reserves for loan losses related to two of our real estate-related investments, one of which was the Lawrence Village Plaza Loan Origination.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Recent financial market conditions have improved from the bottom of the economic cycle, and short-term interest rates in the U.S. have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
As of December 31, 2015, we had a total of $267.0 million of fixed rate notes payable and $164.1 million of variable rate notes payable. We have $68.0 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2016.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are for: the payment of operating expenses, capital expenditures and general and administrative expenses; refinancing upcoming maturities and paying down debt obligations; special redemptions of common stock pursuant to our share redemption program; and the payment of distributions to stockholders.

We ceased offering shares of common stock in our primary offering on May 30, 2008. We do not plan to acquire or originate additional real estate or real estate-related investments. We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use cash flow generated by our real estate and real estate-related investments and funds available under our credit facilities. However, we have suffered declines in cash flows from these sources.
Our share redemption program provides only for special redemptions. Such redemptions are subject to an annual dollar limitation. On December 9, 2014, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2015 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. On December 8, 2015, our board of directors approved the same annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2016 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for our share redemption program will be reviewed and adjusted from time to time, if necessary. We currently do not expect to have funds available for ordinary redemptions in the future.
Our focus in 2016 is: to manage our existing investment portfolio, which includes strategically selling assets; exploring short-term value-add opportunities for a small number of GKK Properties; and distributing operating cash flow and net sales proceeds to stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. We can give no assurance regarding the timing or source of future distributions. During 2015, our board of directors declared quarterly distributions during each quarter in the amount of $0.025 per share of common stock. We funded these distributions with cash flow from operations. In addition, on November 30, 2015, our board of directors declared the Special Distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on December 1, 2015. We paid this distribution on December 7, 2015. This distribution was paid in cash and funded from our proceeds from the sales of real estate properties. We also continue to focus on the repayment of certain debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
On January 27, 2016, our board of directors formed a special committee (the "Special Committee) composed of all of our independent directors to explore the availability of strategic alternatives involving us. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C. ("Evercore") to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2015, our real estate held for investment was 85% occupied.

Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of December 31, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. We are currently negotiating an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination to transfer title of the property securing the loan to us in full satisfaction of the debt outstanding under, and all other obligations related to, the Lawrence Village Plaza Loan Origination.
No other real estate-related loan investments are scheduled to mature within one year from December 31, 2015. As of December 31, 2015, we had recorded $6.5 million of reserves for loan losses related to two of our real estate-related investments, one of which was the Lawrence Village Plaza Loan Origination.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for further capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the year ended December 31, 2015, we met our cash needs for leasing costs, capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate-related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for 2016.
Cash Flows from Operating Activities
As of December 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in 364 real estate properties (of which eight properties were held for sale). In addition, as of December 31, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
During the year ended December 31, 2015, net cash provided by operating activities was $36.0 million, compared to $26.5 million of net cash provided by operating activities during the year ended December 31, 2014. Net cash from operations increased in 2015 primarily due to the timing of payments for operating expenses, and a decrease in interest paid as a result of debt refinancing and restructuring and debt payoffs, which resulted in an overall decrease in effective interest rates and a decrease in principal outstanding.
Cash Flows from Investing Activities
Net cash provided by investing activities was $279.9 million for the year ended December 31, 2015. The significant sources and uses of net cash provided by investing activities were as follows:

•	$301.8 million of cash provided from the sale of real estate;

•	$38.2 million of cash used for improvements to real estate;

•	$14.2 million of cash provided from the sale of foreclosed real estate held for sale;

•	a $4.3 million decrease in restricted cash for capital expenditures; and

•	$2.3 million of cash used for the acquisition of real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $327.9 million for the year ended December 31, 2015. The significant sources and uses of cash for financing activities were as follows:

•	$146.1 million of principal payments on notes payable;

•	$100.5 million of cash used to purchase treasury securities in connection with defeasance of notes payable;

•	$70.1 million of cash used for distributions;

•	$6.6 million of cash used for prepayment premium on the repayment of debt;

•	$6.4 million of cash used for redemptions of common stock; and

•	a $2.1 million decrease in restricted cash for debt service obligations.

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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of December 31, 2015, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. However, once the gross value of the GKK Properties falls below the original cost of our investment in the GKK Mezzanine Loan, we will calculate the asset management fee based on the gross value of the GKK Properties. As of December 31, 2015, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
On November 8, 2015, we renewed the advisory agreement with our advisor.
As of December 31, 2015, we had $46.6 million of cash and cash equivalents.
As of December 31, 2015, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$226,331	$62,200	$164,131	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$204,807	$5,750	$110,532	$64,685	$23,840
Interest payments on outstanding debt obligations related to historical portfolio(2)	$6,474	$6,474	$—	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$35,714	$12,384	$15,237	$5,673	$2,420
Operating leases(3)	$64,971	$16,642	$15,084	$3,063	$30,182
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of December 31, 2015.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and weighted-average interest rates as of December 31, 2015. We incurred interest expense of $26.3 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $3.2 million, during the year ended December 31, 2015.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.
Significant Financing Transactions
Disposition of Waltham Main and Partial Defeasance of the Bank of America - BBD2 Mortgage Loan
On October 1, 2015, we, through an indirect wholly owned subsidiary, sold an office building containing 303,460 rentable square feet located in Waltham, Massachusetts (“Waltham Main”) to a purchaser unaffiliated with us or our advisor for $52.5 million or $51.0 million net of concessions and credits. In connection with the disposition of Waltham Main, we entered into a partial defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease $40.8 million of the outstanding principal balance, releasing Waltham Main and 21 other properties which had secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-offs of unamortized deferred financing costs and an unamortized discount resulted in a loss on extinguishment of debt of approximately $8.0 million. On December 15, 2015, we entered into a partial defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease $27.0 million of outstanding principal, releasing 16 properties which had secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-offs of unamortized deferred financing costs and an unamortized discount resulted in a loss on extinguishment of debt of approximately $4.7 million. The Bank of America - BBD2 Mortgage Loan bears interest rate of 5.96% and matures on September 8, 2019. On December 31, 2015, the outstanding principal balance remaining on the Bank of America - BBD2 Mortgage Loan was $65.7 million.
Defeasance of the Sterling Bank Mortgage Loan
On October 9, 2015, we, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Sterling Bank Mortgage Loan to defease the entire outstanding principal balance of $19.6 million, releasing all the properties which had secured the Sterling Bank Mortgage Loan. The Sterling Bank Mortgage Loan bore interest at a rate of 5.57% and was due to mature on January 11, 2017. The defeasance costs and write-off of an unamortized discount resulted in a loss on extinguishment of debt of approximately $1.2 million.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of December 31, 2015, we were in compliance with these debt covenants.

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
Results of Operations
Overview
As of December 31, 2014, we owned or, with respect to a limited number of properties, held a leasehold interest in, 401 real estate properties, including two properties (one of which was a GKK Property) classified as held for sale, four real estate loans receivable (one of which was impaired), a participation interest with respect to a real estate joint venture and the Tribeca Building with 62 condominium units acquired through foreclosure, of which two condominium units were owned by us and were held for sale. Subsequent to December 31, 2014, we sold three historical office properties and 31 GKK Properties; terminated the lease of three properties in which we held a leasehold interest; and sold the remaining two condominium units of the Tribeca Building. As a result, as of December 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 364 real estate properties (of which eight properties were held for sale), four real estate loans receivable (two of which were impaired) and a participation interest with respect to a real estate joint venture.
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. During the year ended December 31, 2015, we sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, we sold four historical real estate properties and two GKK Properties, transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the year ended December 31, 2015 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to disposition activity.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014
The following table provides summary information about our results of operations for the year ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2015	2014
Rental income	$135,117	$151,351	$(16,234)	(11)%	$(19,775)	$3,541
Tenant reimbursements	47,217	54,366	(7,149)	(13)%	(5,621)	(1,528)
Interest income from real estate loans receivable	3,089	3,077	12	—%	N/A	N/A
Parking revenues and other operating income	2,797	3,671	(874)	(24)%	(968)	94
Operating, maintenance and management costs	75,034	84,288	(9,254)	(11)%	(8,491)	(763)
Real estate taxes, property-related taxes and insurance	23,696	27,243	(3,547)	(13)%	(3,112)	(435)
Asset management fees to affiliate	9,547	9,975	(428)	(4)%	(496)	68
General and administrative expenses	32,619	18,788	13,831	74%	N/A	N/A
Depreciation and amortization expense	59,145	71,613	(12,468)	(17)%	(11,669)	(799)
Interest expense	29,517	45,923	(16,406)	(36)%	(10,714)	(5,692)
Impairment charge on real estate	49,306	10,117	39,189	387%	(1,666)	40,855
Provision for loan losses	2,504	1,973	531	27%	N/A	N/A
Gain on sales of real estate securities	—	4,410	(4,410)	(100)%	(4,410)	—
Gain on sales of real estate, net	99,988	2,282	97,706	4,282%	97,706	—
Gain on sales of foreclosed real estate held for sale	2,509	1,108	1,401	126%	N/A	N/A
Loss (gain) from extinguishment of debt	(22,518)	21,328	(43,846)	(206)%	(24,970)	(18,876)
Gain on sales of real estate, net (discontinued operations)	124	4,797	(4,673)	(97)%	(4,673)	—
Income from discontinued operations	264	1,583	(1,319)	(83)%	(1,319)	—
Impairment charge on discontinued operations	—	(257)	257	(100)%	257	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to investments disposed of on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $16.2 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, offset by an increase of $1.9 million due to higher occupancy (as a result of tenants signing new leases) at certain properties and a $1.6 million increase in termination fees from a property held for sale. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $7.1 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and a net decrease in property tax recoveries related to the GKK Properties held throughout both periods due to prior year CAM reconciliation adjustments in 2015 being lower than 2014. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rates of the properties in our portfolio, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.

Interest income from real estate loans receivable remained constant at approximately $3.1 million during the years ended December 31, 2015 and 2014. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of December 31, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. Subsequently, we continued to receive interest payments from the borrower under the Lawrence Village Plaza Loan Origination and recognized the interest income on a cash basis. We are currently negotiating an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination to transfer title of the property securing the loan to us in full satisfaction of the debt outstanding under, and all other obligations related to, the Lawrence Village Plaza Loan Origination.
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
Property operating, maintenance and management costs from our real estate properties decreased by $9.3 million primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and a decrease in utility expenses and bad debt write-offs related to properties held throughout both periods, partially offset by an increase in snow removal expenses related to our real estate properties located in the midwestern and northeastern regions of the United States due to record snow fall during the first quarter 2015. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $27.2 million during the year ended December 31, 2014 to $23.7 million during the year ended December 31, 2015 primarily due to properties sold or disposed of other than by sale, the results of which are included in income from continuing operations, and property tax refunds received related to the GKK Properties, partially offset by an increase in consulting fees for property taxes. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $10.0 million for the year ended December 31, 2014 to $9.5 million for the year ended December 31, 2015 primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”
General and administrative expenses increased by $13.8 million primarily due to an increase of $14.7 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement, partially offset by a decrease of $0.9 million related to lower legal fees, accounting fees, transfer agent fees and other professional fees. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information. General and administrative expenses consist primarily of management fees related to the Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $12.5 million primarily due to real estate property sales or dispositions other than by sale and decreased amortization of tenant origination and absorption costs resulting from lease expirations related to properties held throughout both periods. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.

Interest expense from the financing of our portfolio decreased by $16.4 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to December 31, 2014. Included in interest expense is the amortization of deferred financing costs of $1.9 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the year ended December 31, 2015, we recorded a non-cash impairment charge of $49.3 million. The impairment charge for the year ended December 31, 2015 included $48.4 million of impairments with respect to ten properties classified as real estate held for investment (including six GKK Properties) to write-down the carrying values of certain of our real estate investments to their estimated fair values and $0.9 million with respect to eight properties classified as held for sale and sold, all of which were GKK Properties, to write-down the carrying values of certain of our real estate investments to their estimated sales price less estimated costs to sell. The facts and circumstances leading to the impairments on our real estate held for investment during the year ended December 31, 2015 are as follows:

•
Woodfield Preserve Office Center: We recognized an impairment charge during the year ended December 31, 2015 of $24.8 million to reduce the carrying value of our investment in Woodfield Preserve Office Center, an office property located in Schaumburg, Illinois, due to a decrease in cash flow projections. The decrease in cash flow projections was primarily due to (i) an increase in projected vacancy related to a tenant occupying 51,616 rentable square feet, or approximately 8% of the Woodfield Preserve Office Center and (ii) the challenging Schaumburg office rental market. The tenant’s lease expires in November 2016 and it is no longer expected to renew since it was recently acquired and can relocate to excess space leased by the acquiring company. As a result, we revised our cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants. Chicago’s northwest suburb office rental market was heavily affected by the 2008-2009 recession; however, the outlook was optimistic that the market would recover to levels seen prior to the recession. Although the general market has seen positive net absorption, rental rates have remained low while lease concessions remain high resulting in lower projected revenue growth and cash flow projections. The market conditions in Schaumburg, Illinois have also resulted in a lack of interest from investors.

•
Tysons Dulles Plaza: We recognized an impairment charge during the year ended December 31, 2015 of $15.7 million to reduce the carrying value of Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. We revised our cash flow projections primarily for longer estimated lease up periods as a result of the continued lack of demand in the McLean office rental market. While the market has seen slight increases in rental rates, lease concessions have not declined as previously expected. We also revised our cash flow projections to account for higher projected capital costs for tenant improvements, general building upgrades, and deferred maintenance costs needed to position the property competitively with other properties in the area, to address certain maintenance issues and to attract additional tenants. The lack of sales activity in McLean, Virginia has also resulted in higher capitalization rates.

•
University Park Buildings: We recognized an impairment charge during the year ended December 31, 2015 of $3.4 million related to our investment in the University Park Buildings, an office property located in Sacramento, California, due to a decrease in cash flow projections primarily due to an increase in projected vacancy related to a tenant occupying 36,377 rental square feet, or approximately 28% of the University Park Buildings. The tenant’s lease expires in June 2017 and it is no longer expected to renew. As a result, we revised our cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants.

•
69 State Street: We recognized an impairment charge during the year ended December 31, 2015 of $2.0 million to reduce the carrying value of 69 State Street, an office property located in Albany, New York, to its estimated fair value based on its selling price at auction subsequent to December 31, 2015.

•
Las Vegas Ops Center: We recognized an impairment charge during the year ended December 31, 2015 of $2.0 million to reduce the carrying value of Las Vegas Ops Center, an operations center located in Las Vegas, Nevada, to its estimated fair value based on its selling price at auction subsequent to December 31, 2015.

•
Other Properties: We recognized impairment charges during the year ended December 31, 2015 of $0.5 million related to five other properties held for investment, including four GKK Properties. No impairment charge related to any individual property was greater than $250,000. These impairments generally resulted from changes in the projected hold periods or changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

During the year ended December 31, 2014, we recorded a non-cash impairment charge of $10.1 million to write-down the carrying values of six properties (including two GKK Properties) to their estimated fair values. Please see “— Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013” below for a discussion of impairment charges recorded during the year ended December 31, 2014.
We recorded a provision for loan loss reserves of $2.5 million related to the Sandmar Mezzanine Loan and the Lawrence Village Plaza Loan Origination during the year ended December 31, 2015. During the year ended December 31, 2014, we recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan.
During the year ended December 31, 2014, we sold 1,386,602 shares of common stock of Gramercy and recognized a gain on the sale of real estate securities of $4.4 million. We did not own or sell any shares of common stock of Gramercy during the year ended December 31, 2015.
We recognized a gain on sales of real estate of $100.0 million related to the disposition of three historical industrial properties and 30 GKK Properties during the year ended December 31, 2015 that were included in income from continuing operations. We recognized a gain on sales of real estate of $2.3 million related to the disposition of four historical industrial properties and two GKK Properties during the year ended December 31, 2014 that were included in income from continuing operations.
During the year ended December 31, 2015, we sold the remaining two condominium units of the Tribeca Building and recognized a gain of $2.5 million on the sales of foreclosed real estate held for sale. During the year ended December 31, 2014, we sold one condominium unit of Tribeca Building and recognized a gain of $1.1 million.
During the year ended December 31, 2015, we recognized a loss on extinguishment of debt of $22.5 million related to the following:

•
Early pay-off of the Pitney Bowes - Wachovia A Mortgage Loan: On September 16, 2015, we repaid the entire $14.0 million principal balance and all other sums due on the Pitney Bowes - Wachovia A Mortgage Loan and a prepayment premium of $2.2 million.

•
Early pay-off of the 101 Independence Mortgage Loan: On May 1, 2015, in connection with the disposition of 101 Independence, we repaid the entire $65.3 million principal balance and all other sums due on the 101 Independence Mortgage Loan, including a prepayment premium of $4.4 million, and we wrote-off an unamortized discount on note payable of $2.0 million.

•
Defeasance of the Sterling Bank Mortgage Loan: On October 9, 2015, we, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Sterling Bank Mortgage Loan to defease the entire outstanding principal balance of $19.6 million, releasing all the properties which had secured the Sterling Bank Mortgage Loan. The defeasance costs and write-off of an unamortized discount resulted in a loss on extinguishment of debt of approximately $1.2 million.

•
Defeasance of the Bank of America - BBD2 Mortgage Loan: On October 1, 2015, in connection with the disposition of Waltham Main, we, through an indirect wholly owned subsidiary, entered into a partial defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease $40.8 million of the outstanding principal balance, releasing Waltham Main and 21 other properties which had secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-offs of unamortized deferred financing costs and an unamortized discount resulted in a loss on extinguishment of debt of approximately $8.0 million. On December 15, 2015, we, through an indirect wholly owned subsidiary, entered into a second partial defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease $27.0 million of outstanding principal, releasing 16 properties which had secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-offs of unamortized deferred financing costs and unamortized discount resulted in a loss on extinguishment of debt of approximately $4.7 million.

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
We recognized a gain on sale of real estate of $0.1 million that was included in discontinued operations related to the disposition of one GKK Property during the year ended December 31, 2015. During the year ended December 31, 2014, we recognized a gain on sale of real estate of $4.8 million that was included in discontinued operations related to the disposition of one historical office property and nine GKK Properties.

Income from discontinued operations for the years ended December 31, 2015 and December 31, 2014 was $0.3 million and $1.6 million, respectively.  Income from discontinued operations is composed of the results of operations from properties sold and properties designated as held for sale prior to January 1, 2014. Total revenues and other income from discontinued operations decreased from $2.5 million during the year ended December 31, 2014 to $0.1 million during the year ended December 31, 2015.  Total expenses from discontinued operations decreased from $0.9 million during the year ended December 31, 2014 to $(0.2) million during the year ended December 31, 2015.
During the year ended December 31, 2014, we recognized an impairment charge on real estate from discontinued operations of $0.3 million with respect to two GKK Properties held for sale. The impairment charge was primarily a result of a reduction in the estimated sales prices of the two GKK Properties held for sale.  We did not recognize an impairment charge on real estate from discontinued operations during the year ended December 31, 2015.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table provides summary information about our results of operations for the year ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to GKK Properties	$ Change Due to Historical Real Estate Properties Held Throughout Both Periods
	2014	2013
Rental income	$151,351	$160,014	$(8,663)	(5)%	$(4,838)	$(3,825)
Tenant reimbursements	54,366	51,306	3,060	6%	3,221	(161)
Interest income from real estate loans receivable	3,077	3,258	(181)	(6)%	N/A	N/A
Parking revenues and other operating income	3,671	3,726	(55)	(1)%	81	(136)
Operating, maintenance, and management costs	84,288	86,204	(1,916)	(2)%	(1,941)	25
Real estate taxes, property-related taxes and insurance	27,243	28,989	(1,746)	(6)%	(1,229)	(517)
Asset management fees to affiliate	9,975	10,110	(135)	(1)%	—	(135)
General and administrative expenses	18,788	17,861	927	5%	1,535	(608)
Depreciation and amortization expense	71,613	75,745	(4,132)	(5)%	(1,620)	(2,512)
Interest expense	45,923	61,682	(15,759)	(26)%	(7,371)	(8,388)
Impairment charge on real estate	10,117	40,190	(30,073)	(75)%	(5,701)	(24,372)
Provision for loan losses	1,973	—	1,973	100%	N/A	N/A
Gain on sales of real estate securities	4,410	10,470	(6,060)	(58)%	(6,060)	—
Gain on sales of real estate, net	2,282	—	2,282	100%	722	1,560
Gain on sales of foreclosed real estate held for sale	1,108	378	730	193%	N/A	N/A
Gain from extinguishment of debt	21,328	—	21,328	100%	18,031	3,297
Gain on sales of real estate, net (discontinued operations)	4,797	47,997	(43,200)	(90)%	(31,244)	(11,956)
Income (loss) from discontinued operations	1,583	2,723	(1,140)	(42)%	(504)	(636)
Impairment charge on discontinued operations	(257)	(8,975)	8,718	(97)%	6,525	2,193
Rental income from our real estate properties decreased by $8.7 million primarily due to properties sold or disposed of other than by sale that are included in income from continuing operations as a result of our adoption of ASU 2014-08 and slightly lower occupancy (as a result of tenants vacating or tenants reducing leased space) at certain properties.
Tenant reimbursements from our real estate properties increased by $3.1 million primarily due to higher recovery of operating expenses related to the GKK Properties. Our tenant reimbursements in future periods will vary based on several factors discussed above under “— Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014.”
Interest income from real estate loans receivable decreased slightly from $3.3 million for the year ended December 31, 2013 to $3.1 million for the year ended December 31, 2014, due to the decrease in interest received from an impaired loan, the Sandmar Mezzanine Loan. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. Please see “— Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan.

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
General and administrative expenses increased by $0.9 million primarily as a result of an increase in the contingent liability payable to the Property Manager of $3.4 million related to the profit participation provisions under the Amended Services Agreement, partially offset by a decrease of $2.6 million related to lower legal fees, accounting fees and other professional fees related to accounting system implementation costs and lower management fees related to the GKK Properties under the Amended Services Agreement. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information. General and administrative expenses consist primarily of management fees related to the Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
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

We recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the year ended December 31, 2014. During the year ended December 31, 2013, we did not record a provision for loan loss reserves.
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

Our calculation of FFO and MFFO is presented in the table below for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(11,387)	$(21,266)	$(46,495)
Depreciation of real estate assets	37,101	41,173	41,897
Depreciation of real estate assets - discontinued operations	—	—	3,855
Amortization of lease-related costs	22,044	30,440	33,848
Amortization of lease-related costs - discontinued operations	—	—	2,659
Impairment charges on real estate	49,306	10,117	40,190
Impairment charges on real estate - discontinued operations	—	257	8,975
Gain on foreclosed real estate held for sale	(2,509)	(1,108)	(378)
Gain on sales of real estate, net	(99,988)	(2,282)	—
Gain on sales of real estate, net - discontinued operations	(124)	(4,797)	(47,997)
Gain on sale of real estate securities	—	(4,410)	(10,470)
FFO	(5,557)	48,124	26,084
Straight-line rent and amortization of above- and below-market leases	(9,731)	(12,391)	(15,307)
Loss (gain) from extinguishment of debt	22,518	(21,328)	—
Impairment charges on real estate loans receivable	2,504	1,973	—
Amortization of discounts and closing costs on real estate loans receivable	(1,016)	(975)	(1,009)
Amortization of discounts and premiums on GKK notes payable, net	1,333	3,371	4,198
MFFO	$10,051	$18,774	$13,966
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows during 2015 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)		Cash Flow From Operations
			Distributions Paid (1) (2)
First Quarter 2015	$4,690	$0.025	$9,389	$6,809
Second Quarter 2015	4,682	0.025	4,682	11,236
Third Quarter 2015	4,674	0.025	4,674	8,190
Fourth Quarter 2015	51,316	0.275	51,316	9,717
	$65,362	$0.350	$70,061	$35,952
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

•
On November 9, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 21, 2015. This distribution totaled approximately $4.7 million and was paid on December 28, 2015.

•
On November 30, 2015, our board of directors declared the Special Distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on December 1, 2015. This distribution totaled approximately $46.7 million and was paid on December 7, 2015.

(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.

For the year ended December 31, 2015, we paid aggregate cash distributions of $70.1 million. FFO and cash flow from operations for the year ended December 31, 2015 were $(5.6) million and $36.0 million, respectively. We funded our total distributions paid with $46.7 million from the proceeds from the sales of real estate, $20.8 million of current period cash flow from operations and $2.6 million of cash flow from operations in excess of distributions paid during the year ended December 31, 2014. For purposes of determining the source of our distributions paid, and except with respect to special distributions funded by proceeds from sales of real estate properties, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above. For information on our liquidity and distribution policies, see “— Liquidity and Capital Resources.”
Our operating performance and ability to pay distributions cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” Part I, Item 1, “Business — Market Outlook — Real Estate and Real Estate Finance Markets,” Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those factors include: the future operating performance of our investments; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to sell assets to cover our liquidity needs; our ability to successfully operate and sell the GKK Properties given the concentration of the GKK Properties in the financial services sector; the significant debt obligations we assumed with respect to the GKK Properties; and our advisor’s limited experience operating and selling bank branch properties.
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
Real Estate Loans Receivable
Interest income on our real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. We place loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, we reserve for any unpaid accrued interest and generally do not recognize subsequent interest income until cash is received, or the loan returns to accrual status. We will resume the accrual of interest if we determine the collection of interest, according to the contractual terms of the loan, is probable.
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
Real Estate Held for Sale and Discontinued Operations
We generally consider non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, we record the operating results as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. Operating results related to properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on our consolidated statements of operations.

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
Real Estate Held for Non-Sale Disposition
We consider real estate assets that do not meet the criteria to be classified as held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition.  The assets and liabilities related to real estate held for non-sale disposition are included in our consolidated balance sheets and the results of operations are presented as part of continuing operations in our consolidated statements of operations for all periods presented. With respect to properties that were disposed of other than by sale prior to January 1, 2014, we recorded the operating results as discontinued operations for all periods presented. Operating results of properties that were disposed of other than by sale during the year ended December 31, 2014 are included in continuing operations on our consolidated statements of operations. We did not dispose of any properties other than by sale during the year ended December 31, 2015.
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
Distributions Declared
On March 11, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 21, 2016. We expect to pay this distribution on or about March 28, 2016.

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

The table below summarizes the book values, the weighted-average annual effective interest rates and fair values of our real estate loans receivable and outstanding principal balance, the weighted-average annual effective interest rates and fair values for our notes payable for each category as of December 31, 2015 based on the maturity dates as of December 31, 2015 (dollars in thousands):

	Maturity Date						Total Value (1)
	2016	2017	2018	2019	2020	Thereafter		Fair Value
Assets
Loans receivable, book value
Mezzanine loans - fixed rate (2)	$—	$—	$—	$—	$—	$—	$—	$—
Weighted-average annual effective interest rate	—	—	—	—	—	—	—%
Mortgage loans - fixed rate	$5,501	$—	$—	$—	$—	$—	$5,501	$5,709
Weighted-average annual effective interest rate (3)	8.1%	—	—	—	—	—	8.1%
B-notes - fixed rate	$—	$21,780	$—	$—	$—	$—	$21,780	$19,509
Weighted-average annual effective interest rate (3)	—	11.4%	—	—	—	—	11.4%
Liabilities
Notes payable, principal outstanding
Fixed rate - Historical real estate properties	$62,200	$—	$—	$—	$—	$—	$62,200	$63,720
Weighted-average interest rate (4)	5.9%	—	—	—	—	—	5.9%
Fixed rate - GKK Properties mortgage loans	$—	$102,935	$—	$65,712	$—	$36,160	$204,807	$220,460
Weighted-average interest rate (4)	—	6.3%	—%	6.0%	—%	5.3%	6.0%
Variable rate - Historical real estate properties	$—	$164,131	$—	$—	$—	$—	$164,131	$164,171
Weighted-average interest rate (4)	—	2.2%	—	—	—	—	2.2%
_____________________
(1) Book value of loans receivable is presented net of asset-specific reserves. Book value of notes payable is presented net of discounts and premiums on notes payable.
(2) As of December 31, 2015, the borrower under the Sandmar Mezzanine Loan was delinquent and we will recognize income on this loan on a cost-recovery basis. The book value, which is net of asset-specific reserves, of the Sandmar Mezzanine Loan was $0 at December 31, 2015.
(3) The weighted-average annual effective interest rate is calculated based on actual interest income recognized in 2015, using the interest method, divided by the average amortized cost basis of the investment during 2015. The weighted-average effective interest rates presented are as of December 31, 2015.
(4) The weighted-average interest rate as of December 31, 2015 is calculated as the contractual interest rate in effect as of December 31, 2015, using interest rate indices as of December 31, 2015, where applicable.
We borrow funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2015, the fair value and book value of our fixed rate real estate loans receivable were $25.2 million and $27.3 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of December 31, 2015, the fair value of our fixed rate debt was $284.2 million and the outstanding principal balance of our fixed rate debt was $267.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2015. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2015, we were exposed to market risks related to fluctuations in interest rates on our $164.1 million of variable rate debt outstanding. Based on interest rates as of December 31, 2015, if interest rates are 100 basis points higher during the 12 months ending December 31, 2016, interest expense on our variable rate debt outstanding would increase by approximately $1.6 million. As of December 31, 2015, one-month LIBOR was 0.42950% and if this index was reduced to 0% during the 12 months ending December 31, 2016, interest expense on our variable rate debt would decrease by $0.7 million.

The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of December 31, 2015 was 9.0%. The weighted-average annual effective interest rate represents the effective interest rate as of December 31, 2015, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and variable rate debt as of December 31, 2015 were 6.0% and 2.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015, using interest rate indices as of December 31, 2015, where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Second Amended and Restated Bylaws
On March 11, 2016, our board of directors approved our Second Amended and Restated Bylaws (the “Amended Bylaws”). Previously, our bylaws required that we hold our annual meeting of stockholders on a date and at the time set by the board of directors during the month of July. The Amended Bylaws now require that we hold our annual meeting of stockholders on a date and at the time set by the board of directors, and do not specify a particular month.
Amended and Restated Code of Conduct and Ethics
On March 11, 2016, our board of directors approved our amended and restated Code of Conduct and Ethics (the “Amended Code”). Previously, under our Code of Conduct and Ethics, our chief financial officer served as our compliance officer. Pursuant to the Amended Code, our advisor’s chief audit executive will serve as our compliance officer. The Amended Code also makes certain administrative changes to our Code of Conduct and Ethics.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
Peter M. Bren	President	82
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	64
Peter McMillan III	Executive Vice President, Treasurer, Secretary and Director	58
Keith D. Hall	Executive Vice President	57
Jeffrey K. Waldvogel	Chief Financial Officer	38
Stacie K. Yamane	Chief Accounting Officer	51
Hank Adler	Independent Director	69
Barbara R. Cambon	Independent Director	62
Stuart A. Gabriel, Ph.D.	Independent Director	62
_____________________
* As of March 1, 2016.
Peter M. Bren is our President, a position he has held since June 2005. He is also Chairman of the Board and President of our advisor, President of KBS REIT II, President of KBS REIT III and President of KBS Growth & Income REIT, positions he has held for these entities since October 2004, August 2007, January 2010 and January 2015, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2005, 2007, 2009, 2008, 2009, 2013 and 2015, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2015, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $21 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He is also a member of the Real Estate Roundtable in Washington, D.C.

Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since June 2005. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income REIT, positions he has held for these entities since October 2004 and January 2015, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively, and he is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2005, 2007, 2009, 2008, 2009, 2013 and 2015, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2015, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $21 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
Mr. Schreiber oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition and management of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships.
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts.
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2015, Mr. Schreiber had been involved in the investment in or management of over $21 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT II, KBS REIT III and KBS Growth & Income REIT, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.

Peter McMillan III is one of our Executive Vice Presidents, our Treasurer and Secretary, and one of our directors, positions he has held since June 2005. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since August 2007, January 2010 and January 2015, respectively. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. He is also an Executive Vice President of KBS Legacy Partners Apartment REIT, which position he has held since August 2009. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2005, 2007, 2009, 2008, 2009, 2013 and 2015, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds and is a former director of Steinway Musical Instruments, Inc.
The board of directors has concluded that Mr. McMillan is qualified to serve as one of our directors for reasons including his expertise in real estate finance and with real estate-related investments. With over 30 years of experience investing in and managing real estate-related debt investments, Mr. McMillan offers insights and perspective with respect to our real estate-related investment portfolio as well as our real estate portfolio. As one of our executive officers and a principal of our advisor, Mr. McMillan is also able to direct the board of directors to the critical issues facing our company. Further, his experiences as a director of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, as a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds, and as a former director of Steinway Musical Instruments, Inc., provide him with an understanding of the requirements of serving on a public company board.
Keith D. Hall is one of our Executive Vice Presidents, a position he has held since June 2005. He is an Executive Vice President of KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since August 2007, January 2010 and January 2015, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively, and is the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2005, 2007, 2009, 2008, 2009, 2013 and 2015, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.

Jeffrey K. Waldvogel is our Chief Financial Officer and Assistant Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Assistant Secretary of KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by our advisor, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of KBS Realty Advisors in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since October 2008. From June 2005 to December 2008, Ms. Yamane served as our Chief Financial Officer and from June 2005 to October 2008, she served as our Controller. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, January 2010, August 2009, August 2009, February 2013 and January 2015, respectively. From October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008, she served as Controller of KBS REIT II.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 25 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Hank Adler is one of our independent directors and is the chair of the audit committee, positions he has held since June 2005. Professor Adler is also an independent director and chair of the audit committee of KBS REIT II and KBS REIT III, positions he has held for these entities since March 2008 and September 2010, respectively. He is currently an Assistant Professor of Accounting at Chapman University. Prior to his retirement from Deloitte & Touche, LLP in 2003, Professor Adler was a partner with that firm where he had been employed for over 30 years. He specialized in tax accounting and served as client service and tax partner for a variety of public and private companies. He received a Bachelor of Science in Accounting and a Master of Business Administration from the University of California, Los Angeles. From 2004 to 2015, Professor Adler served on the board of directors and as chairman of the audit committee of Corinthian Colleges, Inc., and he formerly served on the board of directors and on the finance committee of Healthy Smiles for Kids of Orange County, a California non-profit entity. From 1998 to 2007, he also chaired the Toshiba Senior Classic charity event, a PGA Senior Tour championship event. From 1994 to 2006, he served on the board of directors of Hoag Memorial Hospital Presbyterian. In the 1990s, he served on the board of trustees and as President of the Irvine Unified School District. Professor Adler is a Certified Public Accountant (California).

The board of directors has concluded that Professor Adler is qualified to serve as an independent director and as the chair of the audit committee for reasons including his extensive experience in public accounting. With over 30 years at one of the big four accounting firms, Professor Adler brings to the board of directors critical insights into and an understanding of the accounting principles and financial reporting rules and regulations affecting our company. His expertise in evaluating the financial and operational results of public companies and overseeing the financial reporting process makes him a valuable director and chair of the audit committee. In addition, as a director and chair of the audit committee of KBS REIT II and KBS REIT III and as a former director of Corinthian Colleges, Inc., of Hoag Memorial Hospital Presbyterian and of Healthy Smiles for Kids of Orange County, Professor Adler is well aware of the corporate governance and regulatory issues facing public and other companies.
Barbara R. Cambon is one of our independent directors and is the chair of the conflicts committee, positions she has held since June 2005. Ms. Cambon is also an independent director and chair of the conflicts committee of KBS REIT II and KBS REIT III, positions she has held for these entities since March 2008 and September 2010, respectively. From April 2009 to December 2010, she served as Chief Operating Officer of Premium One Asset Management LLC, a company whose business focuses on providing investment management services to investors. From October 2003 to October 2009, she also served as a Managing Member of Snowcreek Management LLC, a real estate asset management company whose business activities focus on residential development projects for institutional investors. As Managing Member, Ms. Cambon provided asset management services to an institutional partnership investment in residential real estate development. She has been involved in the real estate investment business for over 30 years, principally working with institutional capital sources and investment programs. From November 1999 until October 2002, she served as a Principal of Los Angeles-based Colony Capital, LLC, a private real estate investment firm, and from April 2000 until October 2002, she also served as its Chief Operating Officer. Prior to joining Colony Capital in 1999, Ms. Cambon was President and founder of Institutional Property Consultants, Inc., a real estate consulting company. She is a past director and chairman of the board of the Pension Real Estate Association and past director of the National Council of Real Estate Investment Fiduciaries. Ms. Cambon serves on the Advisory Board of the University of San Diego Burnham-Moores Center for Real Estate Policy. Ms. Cambon previously served on the board of directors of Neighborhood National Bancorp, Amstar Advisers and BioMed Realty Trust, Inc. Ms. Cambon received a Master of Business Administration from Southern Methodist University and a Bachelor of Science Degree in Education from the University of Delaware.
The board of directors has concluded that Ms. Cambon is qualified to serve as an independent director and as the chair of the conflicts committee for reasons including her expertise in real estate investment and management. Ms. Cambon’s over 30 years of experience investing in, managing and disposing of real estate on behalf of investors give her a wealth of knowledge and experiences from which to draw in advising our company. As former Managing Member of her own real estate asset management company, Ms. Cambon is acutely aware of the operational challenges facing companies such as ours. Further, her service as a director and chair of the conflicts committee of KBS REIT II and KBS REIT III, both public REITs, and as a former director of Neighborhood National Bancorp, Amstar Advisers and BioMed Realty Trust, Inc., gives her additional perspective and insight into large public companies such as ours.
Stuart A. Gabriel, Ph.D. is one of our independent directors, a position he has held since June 2005. Professor Gabriel is also an independent director of KBS REIT II and KBS REIT III, positions he has held for these entities since June 2005 and September 2010, respectively. Since June 2007, Professor Gabriel has served as Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management. Prior to joining UCLA he was Director and Lusk Chair in Real Estate at the USC Lusk Center for Real Estate, a position he held from 1999 to 2007. Professor Gabriel also served as Professor of Finance and Business Economics in the Marshall School of Business at the University of Southern California, a position he held from 1990 to 2007. He received a number of awards at UCLA and USC for outstanding graduate teaching. In 2004, he was elected President of the American Real Estate and Urban Economics Association. Professor Gabriel serves on the editorial boards of seven academic journals. He is also a Fellow of the Homer Hoyt Institute for Advanced Real Estate Studies. Professor Gabriel has published extensively on the topics of real estate finance and urban and regional economics. His teaching and academic research experience include analysis of real estate and real estate capital markets performance as well as structured finance products, including credit default swaps, commercial mortgage-backed securities and collateralized debt obligations. Professor Gabriel serves as a consultant to numerous corporate and governmental entities. From 1986 through 1990, Professor Gabriel served on the economics staff of the Federal Reserve Board in Washington, D.C. He also has been a Visiting Scholar at the Federal Reserve Bank of San Francisco. Professor Gabriel holds a Ph.D. in Economics from the University of California, Berkeley.

The board of directors has concluded that Professor Gabriel is qualified to serve as an independent director for reasons including his extensive knowledge and understanding of the real estate and finance markets and real estate finance products. As a professor of real estate finance and economics, Professor Gabriel brings unique perspective to the board of directors. His years of research and analysis of the real estate and finance markets make Professor Gabriel well-positioned to advise us with respect to our investment and financing strategy. This expertise also makes him an invaluable resource for assessing and managing risks facing our company. Through his experience as a director of KBS REIT II and KBS REIT III, he also has an understanding of the requirements of serving on a public company board.
Corporate Governance
The Audit Committee
The board of directors has established an audit committee. The audit committee’s function is to assist the board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) our independent auditors’ qualifications, performance and independence, and (v) the performance of our internal audit function. The members of the audit committee are Hank Adler (chair), Barbara R. Cambon and Stuart A. Gabriel, Ph.D. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Professor Adler satisfies the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbsreit.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges the board of directors’ responsibilities relating to the compensation of our executives. However, because we do not have any paid employees and our executive officers do not receive any compensation directly from us, these responsibilities are limited to administering our Employee and Independent Director Incentive Stock Plan. As of March 16, 2016, no awards had been granted under the plan. Furthermore, there is no timetable for the grant of any awards under the Employee and Independent Director Incentive Stock Plan, and the board of directors has adopted a policy that prohibits grants of any awards of shares of common stock to any person under the Employee and Independent Director Stock Plan. Our executive officers have no role in determining the amount or form of executive compensation.
Our Employee and Independent Director Incentive Stock Plan was approved and adopted prior to the commencement of our initial public offering in order to (i) furnish incentives to individuals chosen to receive share-based awards because we consider them capable of improving our operations and increasing our profits; (ii) encourage selected persons to accept or continue employment with our advisor; and (iii) increase the interest of our independent directors in our welfare through their participation in the growth in the value of our shares of common stock. The total number of shares of common stock reserved for issuance under the Employee and Independent Director Incentive Stock Plan is equal to 5% of our outstanding shares at any time, but not to exceed 10,000,000 shares.
Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. Four of our executive officers, Messrs. Bren, Hall, McMillan and Schreiber, manage and control our advisor, and through our advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2015.

Name	Fees Earned or Paid in Cash in 2015 (1)	All Other Compensation	Total
Hank Adler	$101,333	$—	$101,333
Barbara R. Cambon	103,333	—	103,333
Stuart A. Gabriel, Ph.D.	97,333	—	97,333
Peter McMillan III (2)	—	—	—
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2015 include meeting fees earned in: (i) 2014 but paid or reimbursed in the first quarter of 2015 as follows: Professor Adler $7,337, Ms. Cambon $8,337, and Professor Gabriel $7,337; and (ii) 2015 but paid or to be paid in 2016 as follows: Professor Adler $12,333, Ms. Cambon $12,333, and Professor Gabriel $11,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and, audit, conflicts or other committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended);

•	$2,000 for each other committee meeting attended (except that the committee chairman is paid $3,000 for each other committee meeting attended);

•	$2,000 for each teleconference board meeting attended;

•
$2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended); and

•	$2,000 for each other teleconference committee meeting attended (except that the committee chairman is paid $3,000 for each other teleconference committee meeting attended).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of all Outstanding Shares
KBS Capital Advisors LLC	20,000 (3)	*
Peter M. Bren, President	20,000 (3)	*
Keith D. Hall, Executive Vice President	20,000 (3)	*
Peter McMillan III, Executive Vice President, Treasurer, Secretary and Director	20,000 (3)	*
Charles J. Schreiber, Jr., Chairman of the Board, Chief Executive Officer and Director	21,064 (3) (4)	*
Jeffrey K. Waldvogel, Chief Financial Officer	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Hank Adler, Independent Director	15,438	—
Barbara R. Cambon, Independent Director	6,871	—
Stuart A. Gabriel, Ph.D., Independent Director	—	—
All officers and directors as a group	43,373 (3)	*
_____________________
*Less than 1% of the outstanding common stock
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS Capital Advisors, which is indirectly owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.
(4) Includes 1,064 shares held by the Schreiber Family Trust DTD 6/3/75, of which Mr. Schreiber is a trustee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The board of directors has affirmatively determined that Hank Adler, Barbara R. Cambon and Stuart A. Gabriel, Ph.D. each satisfies the New York Stock Exchange independence standards. In determining that Professor Gabriel is independent under the New York Stock Exchange independence standards, the board of directors considered that Peter M. Bren, one of our executive officers and sponsors, is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management, that Professor Gabriel is a Director of the Richard S. Ziman Center for Real Estate and Professor of Finance and Arden Realty Chair at the UCLA Anderson School of Management and that in March 2012, Mr. Bren pledged a gift of $1.25 million to the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. The contribution by Mr. Bren would be made over five years in the amount of $250,000 per year. Because this contribution is to a tax exempt entity and the contribution will not exceed $250,000 in any year, the board of directors determined that this contribution was not material and Professor Gabriel met the New York Stock Exchange independence standards.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Portfolio Management and Distribution Policy. Our focus in 2016 is to manage our existing investment portfolio, which includes strategically selling assets, exploring short-term value-add opportunities for a small number of GKK Properties (defined below), and distributing operating cash flow and net sales proceeds to stockholders. We plan to make certain strategic asset sales and, from time to time, may declare additional special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. See also the discussion under “Distribution Policies” below. Our board of directors also currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments.
On March 6, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 20, 2015. We paid this distribution on March 25, 2015. On May 13, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 19, 2015. We paid this distribution on June 26, 2015. On August 11, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 18, 2015. We paid this distribution on September 25, 2015. On November 9, 2015, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 21, 2015. We paid this distribution on December 28, 2015. We funded these distributions with cash flow from operations from the current period and prior periods. In addition, on November 30, 2015, our board of directors declared a special distribution in the amount of $0.25 per share of common stock to stockholders of record as of the close of business on December 1, 2015. We paid this distribution on December 7, 2015. This distribution was paid in cash and funded from our proceeds from the sales of real estate properties. Distributions declared per common share assumes each share was issued and outstanding at each record date for distributions. We can give no assurance regarding the timing or source of future distributions.
We also continue to focus on the repayment of certain debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders.
Acquisition and Investment Policies. We do not expect to make new acquisitions of real estate or real estate-related investments in the future. We focused our investment efforts on the acquisition of a diverse portfolio of real estate and real estate-related investments. We diversified our portfolio by investment type, geographic region and tenant/borrower base.
As a result of the default by the borrower (the “GKK Borrower”) under our investment in the GKK mezzanine loan (the “GKK Mezzanine Loan”), on September 1, 2011, we entered into a Collateral Transfer and Settlement Agreement (the “Settlement Agreement”) with the GKK Borrower pursuant to which we received equity interests in entities that own or hold leasehold interests in approximately 867 real estate assets (the “GKK Properties”), consisting of 576 bank branch properties and 291 office buildings, operations centers and other properties, and assumed $1.5 billion in mortgage debt. As a result of the transfers of the GKK Properties, a significant portion of our revenue is derived from leases to financial institutions and as such, our portfolio became less diversified. As of December 31, 2015, 46.5% of our annualized base rent was generated by leases to financial institutions. Specifically, as of December 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 364 real estate properties (of which eight properties were held for sale), including the GKK Properties. In addition, as of December 31, 2015, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
Borrowing Policies. In order to execute our investment strategy, we utilized mortgage, mezzanine and repurchase financings to finance the majority of our investment portfolio. Our management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risks, are properly balanced with the benefits of maintaining such leverage. We depend on the cash flow from our real estate and real estate-related investments to meet the debt service obligations under our financing arrangements, and we will depend on the proceeds from the sale of real estate and proceeds from the repayment of our real estate-related investments in order to repay our outstanding debt obligations.

In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Some of our debt allows us to extend the maturity date, subject to certain terms and conditions contained in the applicable loan documents. Though we can give no assurance in this regard, we believe we will be permitted to extend the maturity dates of these debt obligations or otherwise satisfy these debt obligations. During the year ended December 31, 2015, we, through indirect wholly owned subsidiaries: entered into two partial defeasances with the lender under the Bank of America - BBD2 Mortgage Loan, defeasing an aggregate of $67.8 million of the principal balance and releasing an aggregate of 38 properties which had secured the Bank of America - BBD2 Mortgage Loan (for more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Commitments and Contingencies - Significant Financing Transactions - Disposition of Waltham Main and Partial Defeasance of the Bank of America - BBD2 Mortgage Loan”); and entered into a defeasance with the lender under the Sterling Bank Mortgage Loan to defease the entire outstanding principal balance of $19.6 million, releasing all the properties which had secured the Sterling Bank Mortgage Loan (for more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Commitments and Contingencies - Significant Financing Transactions - Defeasance of the Sterling Bank Mortgage Loan.”)
As of December 31, 2015, we had a total of $267.0 million of fixed rate notes payable and $164.1 million of variable rate notes payable. As of December 31, 2015, we had approximately $68.0 million of debt maturing (including principal amortization payments) during the 12 months ending December 31, 2016.
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed this limit if the majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We did not exceed this limitation on borrowings during any quarter of 2015. As of January 31, 2016, our borrowings and other liabilities were approximately 35% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.
Disposition Policies. During the year ended December 31, 2015, we sold 34 properties (of which 31 were GKK Properties) and terminated the leasehold interest in three properties.
We originally intended to hold our core properties for four to seven years. With respect to the GKK Properties, our management continues to evaluate which properties to hold and which properties to sell. The hold period of certain GKK Properties has been affected by the underlying debt structure and related defeasance costs and prepayment penalties.
We initially intended to hold our real estate-related investments until maturity.
Our advisor develops an exit strategy for each of our investments and regularly performs a hold-sell analysis on each asset. Our advisor also has developed such exit strategies for the majority of the GKK Properties. Periodic reviews of each asset focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value or the sale of the asset would otherwise be in the best interests of our stockholders. Moreover, economic and market conditions may influence us to hold our investments for different periods of time.
On January 27, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore Group L.L.C ("Evercore") to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives, there is no assurance that the process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use cash flow generated by our real estate operations and real estate-related investments and funds available under our credit facilities. However, we have suffered declines in cash flows from these sources. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future special redemptions under our share redemption program and other future capital needs.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2015 did not exceed the charter-imposed limitation because our total operating expenses were less than 2% of our average invested assets. For the four consecutive quarters ended December 31, 2015, total operating expenses represented approximately 1.6% of our average invested assets. We had a net loss for the four consecutive quarters ended December 31, 2015.
Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2015 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Capital Advisors and KBS Capital Markets Group. We refer to these individuals as our sponsors. They are also some of our executive officers. All four of our sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services that are provided or have been provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate and real estate-related investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations and acquisitions;

•	arranging for financing and refinancing of our properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring November 8, 2016, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2015 through the most recent date practicable, which was January 31, 2016, we compensated our advisor as set forth below.
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

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of January 31, 2016, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. However, once the gross value of the GKK Properties falls below the original cost of our investment in the GKK Mezzanine Loan, we will calculate the asset management fee based on the gross value of the GKK Properties. As of January 31, 2016, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
From January 1, 2015 through January 31, 2016, our asset management fees totaled $10.3 million, all of which had been paid as of January 31, 2016.
Under the advisory agreement, our advisor has the right to seek reimbursement from us for all costs and expenses it incurs in connection with the provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. Commencing July 1, 2010, we have reimbursed our advisor for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, our advisor may seek reimbursement for additional employee costs. We will not reimburse our advisor for employee costs in connection with services for which our advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2015 through January 31, 2016, we reimbursed our advisor for $282,000 of operating expenses, $262,000 of which was employee costs.
For substantial assistance in connection with the sale of properties or other investments, we pay our advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties or other investments sold. However, in no event may aggregate real estate commissions paid to our advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the properties or other investments sold.
Notwithstanding the foregoing, in January 2015, the disposition fee related to the sales of GKK Properties was modified to provide that the conflicts committee will determine in its sole discretion the amount of the disposition fee related to the sale of GKK Properties upon the terms set forth below, which disposition fee may be an amount not to exceed 1% of the contract sales price, which maximum amount is consistent with the fixed percentage applicable to the sales of other properties, loans and other investments.
With respect to sales of the GKK Properties, and provided that the conflicts committee determines that our advisor has provided a substantial amount of services in connection with the sale of each GKK Property for which the payment of a disposition fee is requested by our advisor, then:

(a)
With respect to portfolio or single asset sales of GKK Properties designated by the conflicts committee in its sole discretion at or about the time of the sale, we will pay our advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other limitations and conditions set forth in the advisory agreement, as determined by the conflicts committee in its sole discretion, which fee will be payable upon the respective closing; and

(b)
With respect to sales of all other GKK Properties for which a disposition fee has not yet been paid, if, upon the sale of the final GKK Property, the conflicts committee determines in its sole discretion that we have recovered our entire investment related to the GKK Mezzanine Loan and the GKK Properties subsequent to the Settlement Agreement, after taking into consideration the net cash flow we received from the investment, whether in the form of (i) net proceeds from the sales or other dispositions or transfers of the GKK Properties, (ii) the net cash flow related to the GKK Mezzanine Loan, (iii) the net cash flow related to the GKK Properties subsequent to the Settlement Agreement and/or (iv) other proceeds related to the assets and liabilities received under the Settlement Agreement, then we will pay our advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other conditions set forth in the advisory agreement, as determined by the conflicts committee in its sole discretion, which fee will be payable promptly upon such determination by the conflicts committee.

From January 1, 2015 through January 31, 2016, we incurred $3.4 million of disposition fees, all of which had been paid as of January 31, 2016. As of January 31, 2016, we had sold 161 GKK Properties for an aggregate contract sales price of $214.1 million for which we had not paid or accrued a disposition fee. If our conflicts committee determines we have recovered our entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, our conflicts committee may authorize us to pay our advisor a disposition fee of up to 1% of the aggregate contract sales prices of these GKK Properties sold as of January 31, 2016, which amount would be determined by the conflicts committee in its sole discretion.
In 2006 and 2007, we originally made the three debt investments (collectively, the “Tribeca Loans”) related to the Tribeca Building in New York, New York. On February 19, 2010, the borrowers under the Tribeca Loans defaulted and we foreclosed on the Tribeca Building by exercising our right to accept 100% of the ownership interest of the borrowers. We acquired the remaining unsold condominium units of the Tribeca Building (the residential, retail and parking space condominium units transferred to us are, collectively, the “Units” and, individually, each is a “Unit”). As of January 15, 2015, we had sold 26 residential Units, two retail Units and the parking space Units. On January 15, 2015, our conflicts committee approved, pursuant to the advisory agreement, the payment of a disposition fee of 1% of the contract sales price of the Units sold or to be sold, as the remaining two unsold residential Units of the Tribeca Building were under contract to sell as of that date. The sale of the final residential Unit closed on March 9, 2015 and aggregate disposition fees for the disposition of all of the Units of approximately $0.6 million were paid to our advisor on March 25, 2015.
On January 6, 2014, we, together with KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above.
The conflicts committee considers our relationship with our advisor during 2015 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group pursuant to which we agreed to reimburse KBS Capital Markets Group for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2015 through January 31, 2016, we incurred and paid $48,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that this arrangement with our dealer manager is fair.
Other Transactions. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which we indirectly own a participation interest through another joint venture investment. The conflicts committee, composed of all of our independent directors, approved the transaction. For more information, see our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC. The conflicts committee believes that this transaction was fair.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 16, 2016	The Conflicts Committee of the Board of Directors: Barbara R. Cambon (chair), Hank Adler and Stuart A. Gabriel, Ph.D.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2015, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2015 and 2014, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit fees	$810,500	$884,741
Audit-related fees	79,000	136,500
Tax fees	381,727	516,418
All other fees	333	399
Total	$1,271,560	$1,538,058
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedules are included herein at pages F-44 through F-58 of this report:
Schedule II - Valuation and Qualifying Accounts
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed May 4, 2006

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed May 4, 2006

3.3	Second Amended and Restated Bylaws of the Company

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087, filed June 23, 2005

10.1
Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 16, 2015

10.2	Advisory Agreement, by and between the Company and KBS Capital Advisors, LLC, dated as of November 8, 2015

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit
99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 13, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of KBS Real Estate Investment Trust, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Real Estate Investment Trust, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 16, 2016

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Real estate held for investment:
Land	$236,034	$241,664
Buildings and improvements	716,829	764,010
Tenant origination and absorption costs	61,708	67,646
Total real estate held for investment, at cost and net of impairment charges	1,014,571	1,073,320
Less accumulated depreciation and amortization	(161,243)	(162,814)
Total real estate held for investment, net	853,328	910,506
Real estate held for sale, net	7,552	208,005
Foreclosed real estate held for sale	—	12,045
Total real estate, net	860,880	1,130,556
Real estate loans receivable, net	27,281	28,922
Total real estate and real estate-related investments, net	888,161	1,159,478
Cash and cash equivalents	46,605	58,675
Restricted cash	39,874	62,755
Rents and other receivables, net	37,388	37,210
Above-market leases, net	17,896	21,643
Assets related to real estate held for sale	110	10,783
Prepaid expenses and other assets, net	24,831	23,594
Total assets	$1,054,865	$1,374,138
Liabilities and equity
Notes payable:
Notes payable, net	$428,222	$542,645
Notes payable related to real estate held for sale, net	—	113,424
Total notes payable, net	428,222	656,069
Accounts payable and accrued liabilities	19,152	22,579
Due to affiliates	68	444
Distributions payable	—	4,699
Below-market leases, net	25,863	35,314
Liabilities related to real estate held for sale	939	6,578
Other liabilities	50,958	35,682
Total liabilities	525,202	761,365
Commitments and contingencies (Note 14)
Redeemable common stock	10,000	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 186,414,147 and 187,845,515 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,864	1,879
Additional paid-in capital	1,656,137	1,662,483
Cumulative distributions and net losses	(1,138,338)	(1,061,589)
Total stockholders’ equity	519,663	602,773
Total liabilities and stockholders’ equity	$1,054,865	$1,374,138
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$135,117	$151,351	$160,014
Tenant reimbursements	47,217	54,366	51,306
Interest income from real estate loans receivable	3,089	3,077	3,258
Parking revenues and other operating income	2,797	3,671	3,726
Total revenues	188,220	212,465	218,304
Expenses:
Operating, maintenance, and management	75,034	84,288	86,204
Real estate taxes, property-related taxes, and insurance	23,696	27,243	28,989
Asset management fees to affiliate	9,547	9,975	10,110
General and administrative expenses	32,619	18,788	17,861
Depreciation and amortization	59,145	71,613	75,745
Interest expense	29,517	45,923	61,682
Impairment charges on real estate	49,306	10,117	40,190
Provision for loan losses	2,504	1,973	—
Total expenses	281,368	269,920	320,781
Other income
Gain on sales of real estate securities (includes $4.5 million and $10.6 million of unrealized gains reclassified from accumulated other comprehensive income during the years ended December 31, 2014 and 2013, respectively)	—	4,410	10,470
Gain on sales of real estate, net	99,988	2,282	—
Gain on sales of foreclosed real estate held for sale	2,509	1,108	378
(Loss) gain from extinguishment of debt	(22,518)	21,328	—
Other interest income	605	535	658
Other income	789	403	2,731
Total other income	81,373	30,066	14,237
Loss from continuing operations	(11,775)	(27,389)	(88,240)
Discontinued operations:
Gain on sales of real estate, net	124	4,797	47,997
Income from discontinued operations	264	1,583	2,723
Impairment charges on discontinued operations	—	(257)	(8,975)
Total income from discontinued operations	388	6,123	41,745
Net loss	$(11,387)	$(21,266)	$(46,495)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.06)	$(0.14)	$(0.46)
Discontinued operations	—	0.03	0.22
Net loss per common share	$(0.06)	$(0.11)	$(0.24)
Weighted-average number of common shares outstanding, basic and diluted	187,219,590	188,891,977	190,454,153
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(11,387)	$(21,266)	$(46,495)
Other comprehensive (loss) income
Unrealized change in market value of real estate securities	—	(100)	13,867
Reclassification of realized gain on real estate securities	—	(4,452)	(10,609)
Unrealized gains on derivative instruments	—	—	114
Total other comprehensive (loss) income	—	(4,552)	3,372
Total comprehensive loss	$(11,387)	$(25,818)	$(43,123)
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2012	191,061,016	$1,911	$1,677,725	$(909,401)	$1,180	$771,415
Net loss	—	—	—	(46,495)	—	(46,495)
Other comprehensive loss	—	—	—	—	3,372	3,372
Redemptions of common stock	(1,444,315)	(15)	(7,369)	—	—	(7,384)
Distributions declared	—	—	—	(75,015)	—	(75,015)
Balance, December 31, 2013	189,616,701	$1,896	$1,670,356	$(1,030,911)	$4,552	$645,893
Net loss	—	—	—	(21,266)	—	(21,266)
Other comprehensive income	—	—	—	—	(4,552)	(4,552)
Redemptions of common stock	(1,771,186)	(17)	(7,873)	—	—	(7,890)
Distributions declared	—	—	—	(9,412)	—	(9,412)
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$—	$602,773
Net loss	—	—	—	(11,387)	—	(11,387)
Redemptions of common stock	(1,431,368)	(15)	(6,346)	—	—	(6,361)
Distributions declared	—	—	—	(65,362)	—	(65,362)
Balance, December 31, 2015	186,414,147	$1,864	$1,656,137	$(1,138,338)	$—	$519,663
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(11,387)	$(21,266)	$(46,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization
Continuing operations	59,145	71,613	75,745
Discontinued operations	—	—	6,514
Impairment charges on real estate - continuing operations	49,306	10,117	40,190
Impairment charges on real estate - discontinued operations	—	257	8,975
Noncash interest income on real estate-related investments	(1,016)	(975)	(1,009)
Change in provision for loan losses	2,504	1,973	—
Deferred rent	(2,539)	(3,351)	(4,095)
Bad debt (recovery) expense	(320)	683	2,490
Amortization of deferred financing costs	1,873	1,581	1,216
Deferred interest payable	—	637	2,184
Amortization of above- and below-market leases, net	(7,192)	(9,040)	(11,212)
Gain on sales of foreclosed real estate held for sale	(2,509)	(1,108)	(378)
Gain on sales of real estate, net	(100,112)	(7,079)	(47,997)
Gain on sales of real estate securities	—	(4,410)	(10,470)
Loss (gain) on extinguishment of debt	22,518	(21,328)	—
Amortization of discounts and premiums on notes payable, net	1,333	3,371	4,198
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	16,521	23,222	4,177
Rents and other receivables	298	(4,876)	6,586
Prepaid expenses and other assets	(6,651)	(7,241)	(5,714)
Accounts payable and accrued liabilities	(1,326)	(8,508)	(6,076)
Due to affiliates	23	45	(104)
Other liabilities	15,483	2,170	(9,219)
Net cash provided by operating activities	35,952	26,487	9,506
Cash Flows from Investing Activities:
Acquisition of real estate	(2,297)	—	—
Improvements to real estate	(38,233)	(27,377)	(20,359)
Proceeds from sales of real estate, net	301,833	93,335	183,379
Proceeds from sales of foreclosed real estate held for sale	14,155	8,861	7,589
Principal repayments on real estate loans receivable	153	127	87
Proceeds from sale of real estate securities	—	7,831	22,166
Net change in restricted cash for capital expenditures	4,281	1,950	3,941
Payment of contingent consideration related to the GKK Properties	—	—	(12,000)
Net cash provided by investing activities	279,892	84,727	184,803
Cash Flows from Financing Activities:
Proceeds from notes payable	—	42,500	185,634
Principal payments on notes payable	(146,094)	(293,367)	(343,498)
Prepayment premium on the repayment of debt	(6,643)	—	—
Net change in restricted cash for debt service obligations	2,079	1,271	3,729
Payments of deferred financing costs	(294)	(1,731)	(962)
Purchase of treasury securities in connection with defeasance of notes payable	(100,540)	—	—
Payments to redeem common stock	(6,361)	(7,890)	(7,384)
Distributions paid to common stockholders	(70,061)	(4,713)	(75,015)
Net cash used in financing activities	(327,914)	(263,930)	(237,496)
Net decrease in cash and cash equivalents	(12,070)	(152,716)	(43,187)
Cash and cash equivalents, beginning of period	58,675	211,391	254,578
Cash and cash equivalents, end of period	$46,605	$58,675	$211,391
See accompanying notes to consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of December 31, 2015, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 364 real estate properties (of which eight properties were held for sale), including the GKK Properties (defined below). In addition, as of December 31, 2015, the Company owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2016. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of December 31, 2015, the Company had redeemed 13,021,433 of the shares sold in the Offering for $91.8 million.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Asset Management Services Agreement Related to the GKK Properties
On December 19, 2013, the Company, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (the “Services”). The Property Manager is not affiliated with the Company or KBS Acquisition Sub. As compensation for the Services, the Company agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager. As of December 31, 2015, the Company accrued $21.7 million of estimated profit participation interest related to the GKK Properties under the Amended Services Agreement.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. The Company early adopted ASU No. 2014-08 (defined below) for the reporting period beginning January 1, 2014. During the year ended December 31, 2015, the Company sold 34 properties (of which 31 were GKK Properties), two of which were held for sale as of December 31, 2014. Additionally, the Company had classified eight properties as held for sale, all of which were GKK Properties, as of December 31, 2015. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statements of operations. Operating results of properties that were disposed of or classified as held for sale in the ordinary course of business subsequent to January 1, 2014 that had not been classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations. During the year ended December 31, 2015, the Company elected to early adopt ASU No. 2015-03 (defined below). As a result, the Company has reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the consolidated balance sheets for all periods presented.
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Real Estate Loans Receivable
Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reserves for any unpaid accrued interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest, according to the contractual terms of the loan, is probable.
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
December 31, 2015

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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Real Estate Held for Sale and Discontinued Operations
The Company generally considers non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Additionally, with respect to properties that were classified as held for sale in financial statements prior to January 1, 2014, the Company records the operating results and gains on sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and the Company will not have any significant continuing involvement in the operations of the property following the sale. Operating results of properties and gains on sale that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2015 and 2014 that had not been classified as held for sale in financial statements prior to January 1, 2014 are included in continuing operations on the Company’s consolidated statements of operations.
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
Real Estate Held for Non-Sale Disposition
The Company considers real estate assets that do not meet the criteria to be classified as held for sale but are expected to be disposed of other than by sale as real estate held for non-sale disposition.  The assets and liabilities related to real estate held for non-sale disposition are included in the Company’s consolidated balance sheets and the results of operations are presented as part of continuing operations in the Company’s consolidated statements of operations for all periods presented. With respect to properties that were disposed of other than by sale prior to January 1, 2014, the Company records the operating results as discontinued operations for all periods presented. Operating results of properties that were disposed of other than by sale during the year ended December 31, 2014 are included in continuing operations on the Company’s consolidated statements of operations. The Company did not dispose of any properties other than by sale during the year ended December 31, 2015.
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
December 31, 2015

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
Participation Interest in an Unconsolidated Joint Venture
The Company holds a participation interest with respect to a real estate joint venture.  The carrying value of this participation interest as of December 31, 2015 and 2014 was $0 and the Company did not record any income or losses with respect to this participation interest during the years ended December 31, 2015, 2014 and 2013.
Cash and Cash Equivalents
The Company considers all short-term (with an original maturity of three months or less), highly-liquid investments utilized as part of the Company’s cash-management activities to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.
The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2015. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for security deposits, property taxes, insurance, rent from master lease, letters of credit, debt service obligations and capital improvements and replacements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liabilities. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
December 31, 2015

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
Share Redemption Program
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in the share redemption program, including:

•
During each calendar year, special redemptions are limited to an annual amount determined by the board of directors. The annual dollar limitation for special redemptions may be reviewed and adjusted from time to time during the year. The dollar limitation for calendar year 2015 was $10.0 million in the aggregate. On December 8, 2015, the Company’s board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by the board of directors), and further subject to the limitations described in the share redemption program.

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
On December 9, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.52 (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014. As such, the redemption price for shares eligible for redemption was $4.52 per share for redemption dates from December 2014 through November 2015.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $3.94 (unaudited), based on the estimated value of the Company’s assets less the estimated value of its liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to the Company’s net asset value to give effect to the December 7, 2015 payment of a special distribution of $0.25 per share on the outstanding shares of common stock of the Company to the stockholders of record as of the close of business on December 1, 2015. Commencing with the December 2015 redemption date and until the estimated value per share is updated, the redemption price for all shares eligible for redemption is $3.94 per share (unaudited).
The estimated value per share was based upon the recommendation and valuation prepared by the Advisor. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of the Company’s common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of the Company’s assets less the fair value of its liabilities according to GAAP, nor does it represent a liquidation value of the Company’s assets and liabilities or the price at which the Company’s shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that the Company is externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account debt defeasance costs the Company may incur in connection with prepayments on its notes payable, debt prepayment penalties or swap breakage fees that could apply upon the prepayment of certain of the Company’s debt obligations or termination of related swap agreements prior to expiration, the impact of restrictions on the assumption of debt, or disposition costs and fees for real estate properties that are not under contract to sell.
The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The Company currently expects to utilize the Advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.
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
The Company limits the dollar value of shares that may be redeemed under the share redemption program as described above. During the year ended December 31, 2015, the Company redeemed $6.4 million of common stock. The only redemptions the Company made under the share redemption program in 2015 were those that qualified as, and met the requirements for, special redemptions. In 2015, the Company fulfilled all redemption requests that qualified as special redemptions under the Company’s share redemption program.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Related Party Transactions
The Company has entered into the Advisory Agreement. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard the management of the Company’s investments, among other services, and the disposition of investments, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor also serves, and Dealer Manager also serves or served, as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company has granted no stock-based compensation awards to the Advisor or its affiliates and it did not incur any subordinated participation in net cash flows or subordinated incentive listing fees during the year ended December 31, 2015 or any previous periods.
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, accounting software and cybersecurity costs. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.
Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount actually paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment. The Company calculates the asset management fee for its investment in the GKK Properties based on the original cost of the Company’s investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties it owns or in which it holds a leasehold interest. However, once the gross value of the GKK Properties falls below the original cost of the Company’s investment in the GKK Mezzanine Loan, the Company will calculate the asset management fee based on the gross value of the GKK Properties.
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
December 31, 2015

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
Notwithstanding the foregoing, in January 2015, the disposition fee related to the sales of GKK Properties was modified to provide that the conflicts committee will determine in its sole discretion the amount of the disposition fee related to the sale of GKK Properties upon the terms set forth below, which disposition fee may be an amount not to exceed 1% of the contract sales price, which maximum amount is consistent with the fixed percentage applicable to the sales of other properties, loans and other investments.
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
December 31, 2015

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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, returns for the calendar years 2011 through 2014 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock, as there were no potentially dilutive securities outstanding during the years ended December 31, 2015, 2014 and 2013, respectively.
Distributions declared per share of common stock were $0.350 for the year ended December 31, 2015. Distributions per share of common stock were based on a quarterly record date for each quarter during 2015. Additionally, the Company’s board of directors declared a special distribution in the amount of $0.25 per share on the outstanding shares of the Company’s common stock on November 30, 2015 to stockholders of record as of the close of business on December 1, 2015.
Distributions declared per share of common stock were $0.050 and $0.395 for the years ended December 31, 2014 and 2013, respectively. On November 6, 2013, the Company’s board of directors declared a distribution in the amount of $0.395 per share of common stock to stockholders of record as of the close of business on November 8, 2013. On September 30, 2014, the Company’s board of directions declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 30, 2014. On December 9, 2014, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 29, 2014.
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
December 31, 2015

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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt ASU No. 2015-03 for the reporting period ending December 31, 2015.  As a result of adoption of ASU No. 2015-03, the Company changed the presentation of debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the accompanying consolidated balance sheets.  All periods presented have been retroactively adjusted.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

3.	REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2015, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 7.7 million rentable square feet and was 85% occupied. These properties are located in 30 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 4.6 million rentable square feet related to the GKK Properties held for investment, which were 83% occupied as of December 31, 2015.
The following table summarizes the Company’s investments in real estate as of December 31, 2015 and 2014 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of December 31, 2015:
Office	$61,987	$357,524	$565	$420,076
Industrial	14,651	73,411	2,244	90,306
GKK Properties	159,396	285,894	58,899	504,189
Real estate held for investment, at cost and net of impairment charges	$236,034	$716,829	$61,708	$1,014,571
Accumulated depreciation and amortization	—	(129,317)	(31,926)	(161,243)
Real estate held for investment, net	$236,034	$587,512	$29,782	$853,328
As of December 31, 2014:
Office	$68,178	$401,083	$1,825	$471,086
Industrial	14,651	70,039	3,137	87,827
GKK Properties	158,835	292,888	62,684	514,407
Real estate held for investment, at cost and net of impairment charges	$241,664	$764,010	$67,646	$1,073,320
Accumulated depreciation and amortization	—	(133,861)	(28,953)	(162,814)
Real estate held for investment, net	$241,664	$630,149	$38,693	$910,506
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the Company’s leases, including the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 11.2 years with a weighted-average remaining term of 4.3 years. As of December 31, 2015, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 11.2 years with a weighted-average remaining term of 4.1 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.2 million and $3.0 million as of December 31, 2015 and 2014, respectively.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

During the years ended December 31, 2015, 2014 and 2013, the Company recognized deferred rent from tenants of $2.5 million, $3.4 million and $4.0 million, respectively. These amounts for the years ended December 31, 2015, 2014 and 2013 were net of $1.4 million, $1.4 million and $1.4 million of lease incentive amortization, respectively. As of December 31, 2015 and 2014, the cumulative deferred rent balance was $30.3 million and $27.7 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.8 million and $5.7 million of unamortized lease incentives as of December 31, 2015 and 2014, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of December 31, 2015 for the years ending December 31 is as follows (in thousands):

2016	$111,091
2017	104,503
2018	91,565
2019	78,161
2020	58,534
Thereafter	156,386
$600,240
As of December 31, 2015, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	74	$51,756	46.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2015, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has over 300 tenants over a diverse range of industries and geographical regions. As of December 31, 2015 and 2014, the Company had a bad debt expense reserve of $0.5 million and $1.1 million, respectively. The Company's bad debt expense reserve as of December 31, 2015 and 2014 included $0.4 million and $1.0 million related to the GKK Properties, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recorded bad debt (recovery) expense related to its tenant receivables of $(0.1) million, $0.5 million and $2.2 million, respectively.
As of December 31, 2015, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Sq. Ft. Leased (1)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	2,290,434	35.2%	$18,826	16.9%	$8.22	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2015, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of December 31, 2015, lease expiration dates ranged from 2019 through 2026 with a weighted-average remaining term of 4.3 years.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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

	Years Ended December 31,
	2015	2014	2013
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$82,507	$84,247	$88,942
Income before income taxes	22,154	6,855	16,172
Net income	15,888	4,833	11,431

	As of
	December 31, 2015	December 31, 2014
Consolidated Balance Sheets (in millions)
Total assets	$2,144,316	$2,104,534
Total liabilities	1,888,111	1,861,063
Total stockholders’ equity	256,205	243,471
No other tenant represented more than 10% of the Company’s annualized base rent.
Geographic Concentration Risk
As of December 31, 2015, the Company’s net investments in real estate in Virginia represented 12% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the year ended December 31, 2015, the Company recorded non-cash impairment charges of $49.3 million. The impairment charges for the year ended December 31, 2015 included $48.4 million of impairments with respect to ten properties classified as real estate held for investment (including six GKK Properties) to write-down the carrying values of these real estate investments to their estimated fair values. See Note 6, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale. The facts and circumstances leading to the impairments on the Company’s real estate held for investment are as follows:

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Woodfield Preserve Office Center
The Company recognized an impairment charge during the year ended December 31, 2015 of $24.8 million to reduce the carrying value of the Company’s investment in Woodfield Preserve Office Center, an office property located in Schaumburg, Illinois, due to a decrease in projected cash flow projections. The decrease in cash flow projections was primarily due to (i) an increase in projected vacancy related to a tenant occupying 51,616 rentable square feet, or approximately 8% of the Woodfield Preserve Office Center and (ii) the challenging Schaumburg office rental market. The tenant’s lease expires in November 2016 and it is no longer expected to renew since it was recently acquired and can relocate to excess space leased by the acquiring company. As a result, the Company revised its cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants. Chicago’s northwest suburb office rental market was heavily affected by the 2008-2009 recession; however, the outlook was optimistic that the market would recover to levels seen prior to the recession. Although the general market has seen positive net absorption, rental rates have remained low while lease concessions remain high resulting in lower projected revenue growth and cash flow projections. The market conditions in Schaumburg, Illinois have also resulted in a lack of interest from investors.
Tysons Dulles Plaza
The Company recognized an impairment charge during the year ended December 31, 2015 of $15.7 million to reduce the carrying value of Tysons Dulles Plaza, an office property located in McLean, Virginia, to its estimated fair value. The Company revised its cash flow projections primarily for longer estimated lease up periods as a result of the continued lack of demand in the McLean office rental market. While the market has seen slight increases in rental rates, lease concessions have not declined as previously expected. The Company also revised its cash flow projections to account for higher projected capital costs for tenant improvements, general building upgrades, and deferred maintenance costs needed to position the property competitively with other properties in the area, to address certain maintenance issues and to attract additional tenants. The lack of sales activity in McLean, Virginia has also resulted in higher capitalization rates.
University Park Buildings
The Company recognized an impairment charge during the year ended December 31, 2015 of $3.4 million related to the Company’s investment in the University Park Buildings, an office property located in Sacramento, California, due to a decrease in cash flow projections primarily due to an increase in projected vacancy related to a tenant occupying 36,377 rental square feet, or approximately 28% of the University Park Buildings. The tenant’s lease expires in June 2017 and it is no longer expected to renew. As a result, the Company revised its cash flow projections for longer lease up periods and additional tenant improvement costs and leasing concessions required to attract new tenants.
69 State Street
The Company recognized an impairment charge during the year ended December 31, 2015 of $2.0 million to reduce the carrying value of 69 State Street, an office property located in Albany, New York, to its estimated fair value based on its selling price at auction subsequent to December 31, 2015.
Las Vegas Ops Center
The Company recognized an impairment charge during the year ended December 31, 2015 of $2.0 million to reduce the carrying value of Las Vegas Ops Center, an operations center located in Las Vegas, Nevada, to its estimated fair value based on its selling price at auction subsequent to December 31, 2015.
Other Properties
The Company recognized impairment charges during the year ended December 31, 2015 of $0.5 million related to five other properties held for investment, including four GKK Properties. No impairment charge related to any individual property was greater than $250,000. These impairments generally resulted from changes in the projected hold periods or changes in leasing projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Prior Period Impairments
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
As of December 31, 2015 and 2014, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost, net of impairments (1)	$61,708	$67,646	$32,415	$32,661	$(65,882)	$(66,136)
Accumulated amortization (1)	(31,926)	(28,953)	(14,519)	(11,018)	40,019	30,822
Net amount	$29,782	$38,693	$17,896	$21,643	$(25,863)	$(35,314)
_____________________
(1) In 2015 and 2014, the Company wrote-off fully amortized tenant origination and absorption costs of $2.4 million and $7.3 million, respectively, above-market lease assets of $0.2 million and $1.2 million, respectively, and below-market lease liabilities of $0.3 million and $3.9 million, respectively.
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Amortization	$(11,902)	$(16,345)	$(18,483)	$(3,840)	$(3,790)	$(4,560)	$11,032	$12,531	$12,875

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2015 is expected to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2016	$(7,253)	$(3,271)	$8,867
2017	(6,474)	(2,885)	7,716
2018	(5,965)	(2,627)	4,705
2019	(4,597)	(1,925)	3,360
2020	(1,423)	(1,591)	310
Thereafter	(4,070)	(5,597)	905
	$(29,782)	$(17,896)	$25,863
Weighted-Average Remaining Amortization Period	5.3 years	7.6 years	3.6 years

5.	REAL ESTATE LOANS RECEIVABLE
As of December 31, 2015 and 2014, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of December 31, 2015 (1)	Book Value as of December 31, 2015 (2)	Book Value as of December 31, 2014 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,074	$5,096	$5,181	5.4%	—%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	6,903	6,903	6,920	8.0%	8.1%	09/01/2015
San Diego Office Portfolio B-Note San Diego, California (6)	10/26/2007	Office	B-Note	20,000	18,277	17,450	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,834	3,503	3,365	6.1%	12.4%	07/11/2017
				$35,811	$33,779	$32,916
Reserve for Loan Losses (7)				—	(6,498)	(3,994)
				$35,811	$27,281	$28,922
_____________________
(1) Outstanding principal balance as of December 31, 2015 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2015, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2015. The contractual interest rates and annualized effective interest rates presented are as of December 31, 2015.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of December 31, 2015 and 2014. See “—Reserve for Loan Losses.”
(5) On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. The Company had recorded an asset-specific loan loss reserve against this investment as of December 31, 2015. See “—Reserve for Loan Losses.” The Company is currently negotiating an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination to transfer title of the property securing the loan to the Company in full satisfaction of the debt outstanding under, and all other obligations related to, the Lawrence Village Plaza Loan Origination.
(6) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the year ended December 31, 2015, the Company recognized $2.0 million of interest income related to its investment in this loan.
(7) See “—Reserve for Loan Losses.”

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

As of December 31, 2015 and 2014, interest receivable from real estate loans receivable was $0.1 million and $0.1 million, respectively, and is included in rents and other receivables.
The following is a schedule of maturities for all real estate loans receivable outstanding as of December 31, 2015 (in thousands):

2015 (1)	$6,903
2017	28,908
$35,811
_____________________
(1) On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. The Company had recorded an asset-specific loan loss reserve against this investment as of December 31, 2015. See “—Reserve for Loan Losses.” The Company is currently negotiating an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination to transfer title of the property securing the loan to the Company in full satisfaction of the debt outstanding under, and all other obligations related to, the Lawrence Village Plaza Loan Origination.
The following summarizes the activity related to real estate loans receivable for the year ended December 31, 2015 (in thousands):

Real estate loans receivable, net - December 31, 2014	$28,922
Principal repayments received on real estate loans receivable	(153)
Accretion of discounts on purchased real estate loans receivable	1,048
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(32)
Change in loan loss reserve	(2,504)
Real estate loans receivable, net - December 31, 2015	$27,281
The following summarizes the Company’s investments in real estate loans receivable as of December 31, 2015 (in thousands):

Outstanding principal balance	$35,811
Discounts on real estate loans receivable	(8,060)
Accumulated accretion of discounts on purchases of real estate loans receivable	5,943
Origination fees and costs on purchases and originations of real estate loans receivable	348
Accumulated amortization of origination fees and costs, net	(263)
Reserve for loan losses	(6,498)
Real estate loans receivable, net - December 31, 2015	$27,281
For the years ended December 31, 2015, 2014 and 2013, interest income from real estate loans receivable consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Contractual interest income	$2,073	$2,102	$2,249
Interest accretion	1,048	1,007	972
Amortization of origination fees and costs and acquisition costs, net	(32)	(32)	37
Interest income from real estate loans receivable	$3,089	$3,077	$3,258

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. As of September 30, 2015, the book value, which is net of the loan loss reserve for the Sandmar Mezzanine Loan was $0. Subsequent to September 30, 2015, the Company began recognizing cash receipts related to the Sandmar Mezzanine Loan as interest income. During the years ended December 31, 2015 and 2014, the Company recognized interest income of $0.1 million and $0.2 million, respectively, on the Sandmar Mezzanine Loan. During the years ended December 31, 2015 and 2014, the Company recognized interest income of $0.6 million and $0.6 million on the Lawrence Village Plaza Loan Origination, respectively. Subsequent to the maturity of the Lawrence Village Plaza Loan Origination on September 1, 2015, the Company recognized interest income of $0.2 million related to this impaired real estate loan receivable.
Reserve for Loan Losses
Changes in the Company’s reserve for loan losses for the year ended December 31, 2015 were as follows (in thousands):

Reserve for loan losses, December 31, 2014	$3,994
Provision for loan losses	2,504
Reserve for loan losses, December 31, 2015	$6,498
As of December 31, 2015, the total reserve for loan losses consisted of $5.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan and $1.4 million of asset-specific reserves related to the Lawrence Village Plaza Loan Origination; these loans had amortized cost bases of $5.1 million and $6.9 million, respectively.
The Company recorded a provision for loan loss reserves of $2.0 million related to the Sandmar Mezzanine Loan during the year ended December 31, 2014. During the year ended December 31, 2015, the Company recorded a provision for loan loss reserves of $2.5 million related to the Sandmar Mezzanine Loan and the Lawrence Village Plaza Loan Origination.

6.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operations of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2014, the Company disposed of 16 properties (of which 11 were GKK Properties), transferred a portfolio of five GKK Properties to the lender in satisfaction of the debt and other obligations due under the BOA Windsor Mortgage Portfolio, terminated its leasehold interest in three GKK Properties and transferred two GKK Properties to the lenders in connection with foreclosure proceedings. During the year ended December 31, 2015, the Company disposed of 34 properties (of which 31 were GKK Properties) and terminated its leasehold interest in three GKK Properties. As of December 31, 2015, the Company had classified eight properties as held for sale, all of which were GKK Properties.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$9,392	$238,599
Accumulated depreciation and amortization	(1,840)	(30,594)
Real estate held for sale, net	7,552	208,005
Other assets	110	10,783
Total assets related to real estate held for sale	$7,662	$218,788
Liabilities related to real estate held for sale
Notes payable	—	113,424
Other liabilities	939	6,578
Total liabilities related to real estate held for sale	$939	$120,002
During the year ended December 31, 2015, the Company sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2014, the Company sold four historical real estate properties and two GKK Properties, disposed of a portfolio of five properties in connection with a deed-in-lieu of foreclosure, and transferred two GKK Properties to the lenders in connection with foreclosure proceedings, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. As of December 31, 2015, the Company had classified eight properties as held for sale, all of which were GKK properties. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to all of these properties, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues
Rental income	$19,020	$37,165	$42,259
Tenant reimbursements and other operating income	7,482	14,517	14,658
Total revenues	26,502	51,682	56,917
Expenses
Operating, maintenance, and management	9,534	18,819	22,948
Real estate taxes and insurance	3,169	6,558	7,365
Asset management fees to affiliate	224	721	914
General and administrative expenses	—	75	11
Depreciation and amortization	7,596	19,095	17,874
Interest expense	3,456	14,237	19,303
Impairment of real estate	908	2,235	1,813
Total expenses	24,887	61,740	70,228

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Discontinued Operations
The following table summarizes operating income from discontinued operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total revenues and other income	$110	$2,505	$26,297
Total expenses	(154)	922	23,574
Income from discontinued operations before gain on sales of real estate, net and impairment charge	264	1,583	2,723
Gain on sales of real estate, net	124	4,797	47,997
Impairment charge	—	(257)	(8,975)
Income from discontinued operations	$388	$6,123	$41,745
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
In 2006 and 2007, the Company originally made three debt investments (collectively, the “Tribeca Loans”) related to the conversion of an eight-story loft building into a 10-story condominium building with 62 units (the “Tribeca Building”) located at 415 Greenwich Street in New York, New York. On February 19, 2010, the borrowers under the Tribeca Loans defaulted and the Company foreclosed on the Tribeca Building by exercising its right to accept 100% of the ownership interest of the borrowers. The Company acquired the remaining unsold condominium units of the Tribeca Building (the residential, retail and parking space condominium units transferred to the Company are, collectively, the “Units” and, individually, each is a “Unit”) and assumed the project liabilities. The Company recorded the Tribeca Building at fair value using a discounted cash flow valuation model based on the net realizable value (expected sales price less estimated costs to sell the unsold Units) of the real estate. As of December 31, 2014, the Company’s investment in the Tribeca Building consisted of two Units with a carrying value of $12.0 million and is presented as foreclosed real estate held for sale on the consolidated balance sheet. During the year ended December 31, 2015, the Company sold the remaining two Units and recognized a gain on sale of $2.5 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.2 million related to these two Units) and recorded expenses of $0.3 million related to foreclosed real estate held for sale. During the year ended December 31, 2014, the Company sold one Unit and recognized a gain on sale of $1.1 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.4 million related to 26 residential Units, two retail Units and the parking space Units sold as of December 31, 2014) and recorded expenses of $1.2 million related to foreclosed real estate held for sale. During the year ended December 31, 2013, the Company sold two retail Units and parking space Units and recognized a gain on sale of $0.4 million and recorded expenses of $1.5 million related to foreclosed real estate held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

8.	NOTES PAYABLE
As of December 31, 2015 and 2014, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rates as of December 31, 2015 (1)	Effective Interest Rate as of December 31, 2015 (1)	Payment Type	Maturity Date (2)
Notes Payable
Plaza in Clayton Mortgage Loan	$62,200	$62,200	5.9%	5.9%	Interest Only	10/06/2016
Portfolio Loan	164,131	181,249	One-month LIBOR + 1.80%	2.2%	Interest Only	01/01/2017
	226,331	243,449
GKK Properties Notes Payable
Bank of America - BBD2 Mortgage Loan	65,712	138,027	6.0%	6.0%	Principal & Interest	09/08/2019
101 Independence Mortgage Loan	—	65,780	(3)	(3)	(3)	(3)
Citizens Bank Portfolio Mortgage Loan	—	40,000	(4)	(4)	(4)	(4)
Pitney Bowes - Bank of America Mortgage Loan	36,160	38,261	5.3%	5.3%	Principal & Interest	10/10/2022
FSI 6000D Mortgage Loan	28,934	29,419	5.8%	5.8%	Principal & Interest	06/05/2017
FSI 6000B Mortgage Loan	27,763	28,228	5.8%	5.8%	Principal & Interest	06/05/2017
FSI 6000A Mortgage Loan	24,271	24,551	6.8%	6.8%	Principal & Interest	10/05/2017
FSI 6000C Mortgage Loan	21,967	22,219	6.8%	6.8%	Principal & Interest	10/05/2017
Sterling Bank Mortgage Loan	—	19,629	(5)	(5)	(5)	(5)
Pitney Bowes - Wachovia A Mortgage Loan	—	15,065	(6)	(6)	(6)	(6)
	204,807	421,179
Total notes payable principal outstanding	431,138	664,628
Discount on notes payable, net (7)	(2,487)	(6,530)
Deferred financing costs, net	(429)	(2,029)
Total notes payable, net	$428,222	$656,069
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2015. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2015 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2015, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2015; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On May 1, 2015, in connection with the disposition of 101 Independence, the Company repaid the entire $65.3 million principal balance and all other sums due under this loan, including a prepayment premium of $4.4 million, and wrote-off an unamortized discount on note payable of $1.9 million.
(4) On May 15, 2015, the Company repaid the entire principal balance and all other sums due under this loan.
(5) On October 9, 2015, the Company, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Sterling Bank Mortgage Loan to defease the entire outstanding principal balance of $19.6 million, releasing all the properties securing the Sterling Bank Mortgage Loan. See “Significant Financing Transactions - Defeasance of the Sterling Bank Mortgage Loan” below.
(6) On September 16, 2015, the Company repaid the entire principal balance and all other sums due under this loan, including a prepayment premium of $2.2 million.
(7) Represents the unamortized discount and premium on notes payable due to the above- and below-market interest rates when the loans were assumed. The discount and premium are amortized over the remaining life of the respective loan.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

As of December 31, 2015 and 2014, the Company’s deferred financing costs were $0.4 million and $2.0 million, respectively, net of amortization. During the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense, net of discontinued operations, of $29.5 million, $45.9 million and $61.7 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $1.9 million, $1.5 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and (ii) the amortization of discounts and premiums on notes payable, which increased interest expense by $1.3 million, $3.4 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, $1.7 million and $1.9 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2015 (in thousands):

2016	$67,950
2017	269,956
2018	4,707
2019	61,957
2020	2,728
Thereafter	23,840
$431,138
The following summarizes the activity related to notes payable for the year ended December 31, 2015 (in thousands):

Total notes payable, net - December 31, 2014	$656,069
Principal repayments	(146,094)
Defeasance of notes payable	(87,396)
Write-off of discount on notes payable related to sale	2,437
Amortization of deferred financing costs	1,873
Amortization of discount and premium on notes payable, net	1,333
Total notes payable, net - December 31, 2015	$428,222
Significant Financing Transactions
Disposition of Waltham Main and Partial Defeasance of the Bank of America - BBD2 Mortgage Loan
On October 1, 2015, the Company, through an indirect wholly owned subsidiary, sold an office building containing 303,460 rentable square feet located in Waltham, Massachusetts (“Waltham Main”) to a purchaser unaffiliated with the Company or the Advisor for $52.5 million or $51.0 million net of concessions and credits. In connection with the disposition of Waltham Main, the Company entered into a partial defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease $40.8 million of the outstanding principal balance, releasing Waltham Main and 21 other properties which had secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-offs of unamortized deferred financing costs and an unamortized discount resulted in a loss on extinguishment of debt of approximately $8.0 million. On December 15, 2015, the Company entered into a partial defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease $27.0 million of outstanding principal, releasing 16 properties which had secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-offs of unamortized deferred financing costs and an unamortized discount resulted in a loss on extinguishment of debt of approximately $4.7 million.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Defeasance of the Sterling Bank Mortgage Loan
On October 9, 2015, the Company, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Sterling Bank Mortgage Loan to defease the entire outstanding principal balance of $19.6 million, releasing all the properties which had secured the Sterling Bank Mortgage Loan. The Sterling Bank Mortgage Loan bore interest at a rate of 5.57% and was due to mature on January 11, 2017. The defeasance costs and write-off of an unamortized discount resulted in a loss on extinguishment of debt of approximately $1.2 million.
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of December 31, 2015, the Company was in compliance with these debt covenants.

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
December 31, 2015

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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of December 31, 2015 and 2014, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,811	$27,281	$25,218	$35,966	$28,922	$25,818
Financial liabilities:
Notes payable	$431,138	$428,222	$448,351	$664,628	$656,069	$688,374
_____________________
(1) Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value of these investments could be materially different from the Company’s estimate of value.
Assets Recorded at Fair Value
During the year ended December 31, 2015, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate held for investment	$235,105	$—	$—	$235,105
Impaired real estate held for sale	518	—	—	518
Impaired real estate sold	2,126	—	—	2,126
_____________________
(1) Amounts represent the aggregate fair value for real estate assets impacted by impairment charges during the year, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
As of December 31, 2015, certain of the Company’s real estate properties held for investment were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted as a result of changes in cash flow projections or selling price at auction, subsequent to December 31, 2015. See Note 3, “Real Estate Held for Investment — Impairment of Real Estate,” for information regarding impairments related to real estate held for investment. As of December 31, 2015, certain of the Company’s real estate properties held for sale and sold were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted to estimated fair value. The Company estimated the fair value for these impaired real estate properties held for sale and sold based on an estimated sales price, less estimated costs to sell.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
During the years ended December 31, 2015, 2014 and 2013, no other transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2015, 2014 and 2013, respectively, and any related amounts payable as of December 31, 2015 and 2014 (in thousands):

	Incurred			Payable as of
	Year Ended December 31,			December 31,
	2015	2014	2013	2015	2014
Expensed
Asset management fees(1)	$9,547	$9,992	$11,034	$—	$—
Reimbursement of operating expenses(2)	269	261	187	68	45
Disposition fees(3)	3,244	1,174	3,315	—	399
	$13,060	$11,427	$14,536	$68	$444
_____________________
(1) Amounts include asset management fees from discontinued operations totaling $17,000 and $0.9 million for the years ended December 31, 2014 and 2013, respectively.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These were the only types of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2015, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Disposition fees with respect to real estate sold are included in the gain (loss) on sales of real estate in the accompanying consolidated statements of operations. Disposition fees with respect to real estate securities sold are included in the gain on sales of real estate securities in the accompanying consolidated statements of operations. Also see Note 7, “Foreclosed Real Estate Held for Sale” with respect to disposition fees on foreclosed real estate held for sale.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Modification of Disposition Fee Related to GKK Properties
In accordance with the Advisory Agreement, for substantial assistance in connection with the sale of properties, loans or other investments as determined by the conflicts committee of the Company’s board of directors, the Company pays the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the properties, loans or other investments sold. However, in no event may the total commissions (including such disposition fees) paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission.
Notwithstanding the foregoing, in January 2015, the disposition fee related to the sales of GKK Properties was modified to provide that the conflicts committee will determine in its sole discretion the amount of the disposition fee related to the sale of GKK Properties upon the terms set forth below, which disposition fee may be an amount not to exceed 1% of the contract sales price, which maximum amount is consistent with the fixed percentage applicable to the sales of other properties, loans and other investments.
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

As of December 31, 2015, the Company had sold 161 GKK Properties for an aggregate contract sales price of $214.1 million for which the Company had not paid or accrued a disposition fee.  If the conflicts committee determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these GKK Properties sold as of December 31, 2015, which amount would be determined by the conflicts committee in its sole discretion.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

11.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid	$26,541	$47,095	$60,598
Supplemental Disclosure of Significant Noncash Investing and Financing Activities:
Treasury securities transferred in connection with defeasance of notes payable	$100,229	$—	$—
Defeasance of notes payable	$(87,396)	$—	$—
Mortgage loans extinguished in connection with foreclosures and deed in lieu of foreclosure	$—	$54,028	$—
Increase in distributions payable	$—	$4,699	$—
Increase in capital expenses payable	$—	$6,004	$1,319

12.	SEGMENT INFORMATION
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

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the years ended December 31, 2015, 2014 and 2013, and total assets and total liabilities for each reportable segment as of December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Real estate segment (1)	$67,536	$71,965	$76,087
Real estate-related segment	3,089	3,077	3,258
GKK Properties segment (1)	117,595	137,423	138,959
Total revenues	$188,220	$212,465	$218,304
Interest expense:
Real estate segment (1)	$8,391	$9,613	$18,001
Real estate-related segment	—	—	—
GKK Properties segment (1)	21,126	36,310	43,681
Total interest expense	$29,517	$45,923	$61,682
NOI:
Real estate segment (1)	$26,882	$29,437	$24,545
Real estate-related segment	3,087	2,940	3,255
GKK Properties segment (1)	30,004	22,634	13,629
Total NOI	$59,973	$55,011	$41,429

	December 31,
	2015	2014
Assets:
Real estate segment	$499,789	$529,012
Real estate-related segment	27,899	29,096
GKK Properties segment	508,345	550,406
Total segment assets	1,036,033	1,108,514
Real estate held for sale	7,662	218,788
Foreclosed real estate held for sale	—	12,045
Corporate-level (2)	11,170	34,791
Total assets	$1,054,865	$1,374,138
Liabilities:
Real estate segment	$243,387	$239,802
Real estate-related segment	3	—
GKK Properties segment	279,569	395,923
Total segment liabilities	522,959	635,725
Real estate held for sale	939	120,002
Corporate-level (3)	1,304	5,638
Total liabilities	$525,202	$761,365
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of December 31, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $10.6 million and $34.2 million as of December 31, 2015 and 2014, respectively.
(3) As of December 31, 2015, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses. As of December 31, 2014, corporate-level liabilities consisted primarily of distributions payable.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The following table reconciles the Company’s net loss to its NOI for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Net loss	$(11,387)	$(21,266)	$(46,495)
Gain on sales of real estate	(99,988)	(2,282)	—
Gain on sales of real estate securities	—	(4,410)	(10,470)
Loss (gain) from extinguishment of debt	22,518	(21,328)	—
Gain on sales of foreclosed real estate held for sale	(2,509)	(1,108)	(378)
Other income and interest income	(1,394)	(938)	(3,389)
Asset management fees to affiliate	9,547	9,975	10,110
General and administrative expenses	32,619	18,788	17,861
Depreciation and amortization	59,145	71,613	75,745
Impairment charges on real estate	49,306	10,117	40,190
Provision for loan losses	2,504	1,973	—
Total income from discontinued operations	(388)	(6,123)	(41,745)
NOI (1)	$59,973	$55,011	$41,429
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of December 31, 2015. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$49,577	$44,966	$44,844	$48,833
Total income (loss) from discontinued operations	$168	$(7)	$305	$(78)
Net income (loss) attributable to common stockholders	$8,589	$19,751	$(47,411)	$7,684
Income (loss) per common share, basic and diluted	$0.05	$0.11	$(0.25)	$0.03
Distributions declared per common share (1)	$0.025	$0.025	$0.025	$0.275

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$54,006	$54,462	$52,885	$51,112
Total income from discontinued operations	$3,152	$9	$298	$2,664
Net loss attributable to common stockholders	$(4,515)	$(7,652)	$(249)	$(8,850)
Loss per common share, basic and diluted	$(0.02)	$(0.04)	$—	$(0.05)
Distributions declared per common share (1)	$—	$—	$0.025	$0.025
____________________
(1) See Note 2, “Summary of Significant Accounting Policies — Per Share Data” for more information on distributions declared per common share.

KBS REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of December 31, 2015 were as follows (in thousands):

2016	$16,642
2017	12,644
2018	2,440
2019	1,774
2020	1,289
Thereafter	30,182
$64,971
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
December 31, 2015

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
Distributions Declared
On March 11, 2016, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 21, 2016. The Company expects to pay this distribution on or about March 28, 2016.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2015
Allowance for doubtful accounts	$1,051	$(320)	$(258)	$473
Reserve for loan losses	3,994	2,504	—	6,498

Year Ended December 31, 2014
Allowance for doubtful accounts	$6,385	$683	$(6,017)	$1,051
Reserve for loan losses	2,090	1,973	(69)	3,994

Year Ended December 31, 2013
Allowance for doubtful accounts	$5,297	$2,490	$(1,402)	$6,385
Reserve for loan losses	2,222	—	(132)	2,090

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Plaza in Clayton	Saint Louis, MO	100%	$62,200	$2,793	$91,162	$93,955	$(1,201)	$2,793	$89,961	$92,754	$(22,912)	2001	09/27/2006
825 University Avenue Building	Norwood, MA	100%	(4)	4,165	27,087	31,252	(10,207)	3,676	17,369	21,045	(2,903)	2004 / 2006	12/05/2006
Bridgeway Technology Center	Newark, CA	100%	(4)	11,299	34,705	46,004	(17,938)	7,044	21,022	28,066	(1,510)	1996	06/27/2007
ADP Plaza	Portland, OR	100%	(4)	5,100	28,755	33,855	3,689	5,100	32,444	37,544	(6,925)	1981	11/07/2007
Woodfield Preserve Office Center	Schaumburg, IL	100%	(4)	7,001	121,603	128,604	(60,776)	5,242	62,586	67,828	—	2001	11/13/2007
Rivertech I and II	Billerica, MA	100%	(4)	3,931	42,111	46,042	(4,847)	3,931	37,264	41,195	(9,699)	1983/2001,2007	02/20/2008
Tysons Dulles Plaza	McLean, VA	100%	(4)	38,839	121,210	160,049	(43,263)	27,989	88,797	116,786	(1,037)	1986-1990	06/06/2008
Great Oaks Center	Alpharetta, GA	100%	(4)	7,743	28,330	36,073	(17,679)	3,349	15,045	18,394	(980)	1999	07/18/2008
University Park Buildings	Sacramento, CA	100%	(4)	4,520	22,029	26,549	(11,701)	3,054	11,794	14,848	—	1981	07/31/2008
Meridian Tower	Tulsa, OK	100%	(4)	2,050	16,728	18,778	400	2,050	17,128	19,178	(3,357)	1982	08/18/2008
North Creek Parkway Center	Bothell, WA	100%	(4)	11,200	30,755	41,955	(4,254)	9,941	27,760	37,701	(4,048)	1986-1987	08/28/2008
City Gate Plaza	Sacramento, CA	100%	(4)	2,880	18,895	21,775	(6,732)	2,469	12,574	15,043	(163)	1988-1990	11/25/2008
Bentonville	Benton, AR	100%	(5)	167	607	774	(14)	167	593	760	(197)	1973 / 1981	09/01/2011
RH Johnson - Main Building	Sun City, AZ	100%	(5)	949	546	1,495	28	949	574	1,523	(273)	1981	09/01/2011
Arnold	Arnold, CA	100%	(5)	213	684	897	(65)	213	619	832	(208)	1981	09/01/2011
Bay - Fair	San Leandro, CA	100%	(5)	913	594	1,507	(90)	913	504	1,417	(205)	1981	09/01/2011
Burlingame - Main Building	Burlingame, CA	100%	(5)	671	467	1,138	(87)	671	380	1,051	(174)	1961	09/01/2011
Canoga Park Branch	Canoga Park, CA	100%	(5)	886	467	1,353	(45)	886	422	1,308	(184)	1957	09/01/2011
College Heights	Bakersfield, CA	100%	(5)	582	523	1,105	(90)	582	433	1,015	(187)	1979	09/01/2011
Dinuba	Dinuba, CA	100%	(5)	496	357	853	(21)	496	336	832	(153)	1972	09/01/2011
East Fresno	Fresno, CA	100%	(5)	373	463	836	(37)	373	426	799	(182)	1959	09/01/2011
Folsum	Folsum, CA	100%	(5)	506	402	908	(78)	506	324	830	(146)	1981	09/01/2011
Fort Bragg	Fort Bragg, CA	100%	(5)	332	528	860	(85)	332	443	775	(179)	1975	09/01/2011
Hanford - Main Building	Hanford, CA	100%	(5)	466	614	1,080	(36)	466	578	1,044	(233)	1976	09/01/2011
Healdsburg	Healdsburg, CA	100%	(5)	850	407	1,257	(33)	850	374	1,224	(152)	1979	09/01/2011
Hemet Branch	Hemet, CA	100%	(5)	1,200	780	1,980	—	1,200	780	1,980	(407)	1982	09/01/2011
Hilltop	Redding, CA	100%	(5)	773	437	1,210	(44)	773	393	1,166	(171)	1982	09/01/2011
Lemoore	Lemoore, CA	100%	(5)	175	407	582	108	175	515	690	(206)	1959	09/01/2011
Livermore	Livermore, CA	100%	(5)	755	655	1,410	(35)	755	620	1,375	(254)	1982	09/01/2011
Martin Luther King Jr.	Los Angeles, CA	100%	(5)	1,278	626	1,904	(43)	1,278	583	1,861	(256)	1971	09/01/2011
Mission-23rd	San Francisco, CA	100%	(5)	618	471	1,089	—	618	471	1,089	(215)	1925	09/01/2011
Montrose Branch	Montrose, CA	100%	(5)	906	402	1,308	(18)	906	384	1,290	(167)	1952	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Ontario Plaza Branch	Ontario, CA	100%	(5)	$370	$439	$809	$68	$370	$507	$877	$(179)	1982	09/01/2011
Orangevale Branch	Orangevale, CA	100%	(5)	469	798	1,267	(121)	469	677	1,146	(212)	1978	09/01/2011
Oroville	Oroville, CA	100%	(5)	669	381	1,050	(69)	669	312	981	(128)	1981	09/01/2011
Pleasanton	Pleasanton, CA	100%	(5)	944	448	1,392	(24)	944	424	1,368	(165)	1981	09/01/2011
Porterville - Main Building	Porterville, CA	100%	(5)	729	457	1,186	(58)	729	399	1,128	(178)	1974	09/01/2011
Reedley	Reedley, CA	100%	(5)	450	541	991	(53)	450	488	938	(187)	1964	09/01/2011
Reseda Branch	Reseda, CA	100%	(5)	449	388	837	(35)	449	353	802	(167)	1958	09/01/2011
Ridgecrest	Ridgecrest, CA	100%	(5)	634	478	1,112	(53)	634	425	1,059	(193)	1973	09/01/2011
Sherman Oaks	Sherman Oaks, CA	100%	(5)	957	483	1,440	(49)	957	434	1,391	(191)	1958	09/01/2011
Slauson - Vermont	Los Angeles, CA	100%	(5)	1,159	609	1,768	(23)	1,159	586	1,745	(257)	1971	09/01/2011
St. Helena	St. Helena, CA	100%	(5)	824	763	1,587	(120)	824	643	1,467	(237)	1976	09/01/2011
Turlock - Main Building	Turlock, CA	100%	(5)	805	556	1,361	(45)	805	511	1,316	(274)	1971	09/01/2011
Vernon Branch	Vernon, CA	100%	(5)	1,102	566	1,668	(53)	1,102	513	1,615	(225)	1960	09/01/2011
Batterson	Farmington, CT	100%	(5)	3,390	7,113	10,503	3	3,390	7,116	10,506	(2,991)	1970	09/01/2011
Greenwich	Greenwich, CT	100%	(5)	1,353	5,675	7,028	103	1,353	5,778	7,131	(1,880)	1927	09/01/2011
North Wakefield Drive	Newark, DE	100%	(5)	1,662	10,166	11,828	—	1,662	10,166	11,828	(3,097)	1996	09/01/2011
Baypoint	Miami, FL	100%	(5)	246	619	865	(122)	246	497	743	(185)	1958	09/01/2011
Bayshore - Main Building	Bradentown, FL	100%	(5)	391	445	836	89	391	534	925	(184)	1971	09/01/2011
Coral Ridge - Main Building	Ft. Lauderdale, FL	100%	(5)	835	1,099	1,934	(136)	835	963	1,798	(637)	1969	09/01/2011
Crystal River - Main Building	Crystal River, FL	100%	(5)	119	329	448	10	119	339	458	(123)	1970	09/01/2011
Homestead - Main Building	Homestead, FL	100%	(5)	1,113	578	1,691	(87)	1,113	491	1,604	(215)	1973	09/01/2011
Live Oak - Main Building	Live Oak, FL	100%	(5)	679	942	1,621	—	679	942	1,621	(720)	1965	09/01/2011
Midway - Main Building	Miami, FL	100%	(5)	1,401	826	2,227	(68)	1,401	758	2,159	(321)	1974	09/01/2011
Plantation - Main Building	Plantation, FL	100%	(5)	1,189	1,092	2,281	6	1,189	1,098	2,287	(298)	1976 / 2002	09/01/2011
Trouble Creek - Main Building	New Port Richey, FL	100%	(5)	453	478	931	(71)	453	407	860	(158)	1970	09/01/2011
West Sunrise - Main Building	Plantation, FL	100%	(5)	1,060	1,146	2,206	123	1,060	1,269	2,329	(746)	1976	09/01/2011
Weeki Wachee - Main Building	Brooksville, FL	100%	(5)	407	813	1,220	(145)	407	668	1,075	(282)	1970	09/01/2011
Westside - Main Building	Bradenton, FL	100%	(5)	608	388	996	(43)	608	345	953	(139)	1964	09/01/2011
Aberdeen Village - Main Building	Peachtree City, GA	100%	(5)	564	1,830	2,394	—	564	1,830	2,394	(587)	1981	09/01/2011
East Point - Main Building	East Point, GA	100%	(5)	319	337	656	7	319	344	663	(116)	1981	09/01/2011
Exchange Street	Malden, MA	100%	(5)	6,856	10,795	17,651	(2,192)	6,856	8,603	15,459	(3,229)	1984	09/01/2011
Wheaton - Main Building	Wheaton, MD	100%	(5)	1,245	939	2,184	(95)	1,245	844	2,089	(213)	1960 / 2003	09/01/2011
Gannett Drive	South Portland, ME	100%	(5)	953	1,905	2,858	—	953	1,905	2,858	(726)	1997	09/01/2011
Ballwin Facility - Main Building	Ballwin, MO	100%	(5)	114	464	578	(8)	114	456	570	(175)	1972	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Belton Facility - Main Building	Belton, MO	100%	(5)	$454	$574	$1,028	$(83)	$453	$492	$945	$(191)	1976	09/01/2011
Forsyth Facility - Main Building	Forsyth, MO	100%	(5)	83	239	322	15	83	254	337	(104)	1960	09/01/2011
I-70 & Noland Facility - Main Bldg	Independence, MO	100%	(5)	598	640	1,238	(136)	598	504	1,102	(178)	1981	09/01/2011
Gateway Center - Charlotte	Charlotte, NC	100%	(5)	6,334	22,712	29,046	716	6,334	23,428	29,762	(7,255)	1987 / 1988	09/01/2011
Gateway Land	Charlotte, NC	100%	—	2,297	—	2,297	—	2,297	—	2,297	—	N/A	08/31/2015
Nashua Main	Nashua, NH	100%	(5)	334	2,639	2,973	(88)	334	2,551	2,885	(904)	1800	09/01/2011
Portsmouth Pleasant	Portsmouth, NH	100%	(5)	317	673	990	(31)	317	642	959	(250)	1860s	09/01/2011
Arthur Street	East Brunswick, NJ	100%	(5)	1,010	941	1,951	41	1,010	982	1,992	(349)	1972	09/01/2011
Beechwood Road	Summit, NJ	100%	(5)	465	651	1,116	(272)	465	379	844	(81)	1957	09/01/2011
Bellevue Avenue	Hammonton, NJ	100%	(5)	382	2,200	2,582	(996)	379	1,207	1,586	—	1964	09/01/2011
Bergenline Avenue	Union City, NJ	100%	(5)	179	370	549	(104)	179	266	445	(109)	1970	09/01/2011
Bridgewater	Bridgewater, NJ	100%	(5)	1,493	2,530	4,023	282	1,493	2,812	4,305	(603)	1974 / 1980	09/01/2011
Lakewood Route 70	Lakewood, NJ	100%	(5)	1,328	953	2,281	52	1,328	1,005	2,333	(448)	1988	09/01/2011
Maplewood Avenue	Maplewood, NJ	100%	(5)	406	497	903	(173)	406	324	730	(151)	1926 / 1983	09/01/2011
Pennsauken	Pennsauken, NJ	100%	(5)	750	794	1,544	(138)	750	656	1,406	(301)	1966	09/01/2011
Springfield Avenue	Summit, NJ	100%	(5)	2,166	769	2,935	51	2,166	820	2,986	(346)	1929	09/01/2011
Wood Avenue	Linden, NJ	100%	(5)	1,657	1,043	2,700	(60)	1,657	983	2,640	(400)	1955 / 1970	09/01/2011
Amador (Las Cruces) - Main Bldg	Las Cruces, NM	100%	(5)	120	634	754	(103)	120	531	651	(196)	1970 / 1991	09/01/2011
Santa Fe-Metro Bank - Main Bldg	Santa Fe, NM	100%	(5)	—	1,646	1,646	(115)	—	1,531	1,531	(479)	1972 / 1985	09/01/2011
Genesee Street	Auburn, NY	100%	(5)	284	1,241	1,525	18	284	1,259	1,543	(473)	1928	09/01/2011
Jamaica	Jamaica, NY	100%	(5)	185	953	1,138	(5)	185	948	1,133	(215)	1960 / 2001	09/01/2011
Levittown	Levittown, NY	100%	(5)	543	389	932	125	543	514	1,057	(183)	1962	09/01/2011
Merrick Avenue	Merrick, NY	100%	(5)	259	1,846	2,105	(212)	259	1,634	1,893	(513)	1952	09/01/2011
Park Avenue	Wantagh, NY	100%	(5)	213	360	573	(42)	213	318	531	(118)	1953	09/01/2011
State Street	Albany, NY	100%	(5)	865	7,631	8,496	(4,039)	597	3,860	4,457	—	1927 / 1980s	09/01/2011
Transit Road	West Seneca, NY	100%	(5)	665	6,065	6,730	965	665	7,030	7,695	(2,947)	1972	09/01/2011
Wantagh	West Hempstead, NY	100%	(5)	928	1,787	2,715	(82)	928	1,705	2,633	(445)	1940 / 2002	09/01/2011
31st Street - Main Building	Tulsa, OK	100%	(5)	400	591	991	(38)	400	553	953	(190)	1972 / 1979	09/01/2011
Gresham - Main Building	Gresham, OR	100%	(5)	374	668	1,042	(67)	374	601	975	(194)	1978	09/01/2011
Parkrose - Main Building	Portland, OR	100%	(5)	216	326	542	2	216	328	544	(142)	1967	09/01/2011
Blair Mill Road	Horsham, PA	100%	(5)	1,171	1,794	2,965	3,155	1,171	4,949	6,120	(1,519)	1985	09/01/2011
Bustleton Avenue	Philadelphia, PA	100%	(5)	188	788	976	17	188	805	993	(288)	1953	09/01/2011
Post Road	North Kingstown, RI	100%	(5)	825	1,527	2,352	(418)	825	1,109	1,934	(282)	1988	09/01/2011
Hilton Head-Pope Ave - Main Bldg	Hilton Head, SC	100%	(5)	527	646	1,173	(269)	527	377	904	(146)	1981	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Rock Hill MO - Main Building	Rock Hill, SC	100%	(5)	$553	$538	$1,091	$160	$553	$698	$1,251	$(115)	1986	09/01/2011
Beaumont - Main Building	Beaumont, TX	100%	(5)	181	369	550	(109)	181	260	441	(114)	1958	09/01/2011
Harlandale - Main Building	San Antonio, TX	100%	(5)	282	418	700	(45)	282	373	655	(159)	1970	09/01/2011
Northern Hills - Main Building	San Antonio, TX	100%	(5)	342	449	791	(101)	342	348	690	(135)	1979	09/01/2011
Steeplechase - Main Building	Houston, TX	100%	(5)	286	637	923	(301)	286	336	622	(147)	1981	09/01/2011
Witchita Falls - Main Building	Wichita Falls, TX	100%	(5)	566	780	1,346	(318)	566	462	1,028	(194)	1978	09/01/2011
Abingdon - Main Building	Abingdon, VA	100%	(5)	375	295	670	(22)	375	273	648	(121)	1964 / 1980	09/01/2011
Fairfax Courthouse	Fairfax, VA	100%	(5)	590	968	1,558	93	590	1,061	1,651	(264)	1932 / 2000	09/01/2011
Orange - Main Building	Orange, VA	100%	(5)	48	266	314	(71)	48	195	243	(90)	1925	09/01/2011
Robinson & Broad - Main Building	Richmond, VA	100%	(5)	291	573	864	(63)	291	510	801	(213)	1947 / 1985	09/01/2011
Camas - Main Building	Camas, WA	100%	(5)	386	243	629	(40)	386	203	589	(88)	1951	09/01/2011
Clarkston - Main Building	Clarkston, WA	100%	(5)	205	610	815	(25)	205	585	790	(215)	1958	09/01/2011
Edmonds - Main Building	Edmonds, WA	100%	(5)	367	348	715	27	367	375	742	(181)	1956	09/01/2011
Greenwood - Main Building	Seattle, WA	100%	(5)	104	221	325	12	104	233	337	(109)	1948	09/01/2011
Kennewick - Main Building	Kennewick, WA	100%	(5)	243	673	916	(37)	243	636	879	(167)	1977 / 1991	09/01/2011
Sequim - Main Building	Sequim, WA	100%	(5)	377	370	747	8	377	378	755	(138)	1979	09/01/2011
Wenatchee Valley - Main Building	Wenatchee, WA	100%	(5)	19	456	475	162	19	618	637	(183)	1965 / 1992	09/01/2011
Ballard - Main Building	Seattle, WA	100%	(5)	270	326	596	77	270	403	673	(165)	1951	09/01/2011
Daytona Beach Spdwy - Main Bldg	Daytona Beach, FL	100%	(5)	1,060	638	1,698	42	1,060	680	1,740	(278)	1974	09/01/2011
Palm Beach Vault	West Palm Beach, FL	100%	(5)	854	533	1,387	(40)	854	493	1,347	(195)	1997	09/01/2011
Redmond - Main Building	Redmond, OR	100%	(5)	50	206	256	(8)	50	198	248	(75)	1925 / 1982	09/01/2011
Las Vegas Ops Center	Las Vegas, NV	100%	(5)	5,313	4,474	9,787	(4,066)	3,949	1,772	5,721	—	1972 / 1990	09/01/2011
Barbee Chapel Road	Chapel Hill, NC	100%	(6)	117	610	727	—	117	610	727	(120)	2005	09/01/2011
Bernwood Park	Bonita Springs, FL	100%	(6)	1,106	1,891	2,997	—	1,106	1,891	2,997	(363)	2003	09/01/2011
Charlotte Harbor Office	Port Charlotte, FL	100%	(6)	191	633	824	—	191	633	824	(229)	1981	09/01/2011
Cypress Point	Palm Coast, FL	100%	(6)	984	2,456	3,440	—	984	2,456	3,440	(503)	1995	09/01/2011
Hudson Office	Hudson, FL	100%	(6)	1,000	2,478	3,478	—	1,000	2,478	3,478	(637)	1978	09/01/2011
Marco Island Office	Marco Island, FL	100%	(6)	768	2,021	2,789	—	768	2,021	2,789	(682)	1967	09/01/2011
North Lockwood Ridge	Sarasota, FL	100%	(6)	468	1,231	1,699	(420)	344	935	1,279	(190)	2000	09/01/2011
West Bradenton	Bradenton, FL	100%	(6)	382	1,368	1,750	—	382	1,368	1,750	(339)	1989	09/01/2011
Cheshire Sheridan	Atlanta, GA	100%	(6)	861	2,261	3,122	—	861	2,261	3,122	(771)	1971	09/01/2011
Edgewood	Columbus, GA	100%	(6)	146	387	533	(99)	145	289	434	(117)	1974	09/01/2011
University Place Office	Charlotte, NC	100%	(6)	862	1,990	2,852	—	862	1,990	2,852	(465)	1993	09/01/2011
Forest Drive Office	Columbia, SC	100%	(6)	363	1,035	1,398	—	363	1,035	1,398	(266)	1996	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Land O’Lakes Office	Lutz, FL	100%	(6)	$431	$1,764	$2,195	$—	$431	$1,764	$2,195	$(428)	1988	09/01/2011
West Placerville Branch	Placerville, CA	100%	(6)	388	873	1,261	—	388	873	1,261	(392)	1984	09/01/2011
New Smyrna Beach East	New Smyrna Beach, FL	100%	(7)	472	861	1,333	—	472	861	1,333	(250)	1983	09/01/2011
Hamilton Square	Hamilton Square, NJ	100%	(7)	361	1,251	1,612	(200)	361	1,051	1,412	(357)	1940	09/01/2011
East Commercial Blvd (Relo)	Fort Lauderdale, FL	100%	(7)	523	1,857	2,380	—	523	1,857	2,380	(624)	1975	09/01/2011
Largo Office	Largo, FL	100%	(7)	757	1,577	2,334	—	757	1,577	2,334	(490)	1980	09/01/2011
New Citrus Park	Tampa, FL	100%	(7)	853	2,069	2,922	—	853	2,069	2,922	(361)	2001	09/01/2011
Providence Square	Marietta, GA	100%	(7)	536	1,573	2,109	—	536	1,573	2,109	(417)	1982	09/01/2011
Ashley Village	Cary, NC	100%	(7)	428	1,373	1,801	—	428	1,373	1,801	(293)	1996	09/01/2011
West Market Street	Greensboro, NC	100%	(7)	304	1,034	1,338	—	304	1,034	1,338	(210)	1996	09/01/2011
Harbison Office	Irmo, SC	100%	(7)	369	1,338	1,707	—	369	1,338	1,707	(305)	1994	09/01/2011
Virginia Beach Shore Drive	Virginia Beach, VA	100%	(7)	276	1,593	1,869	—	276	1,593	1,869	(401)	1979	09/01/2011
Cypress Lake Drive	Fort Myers, FL	100%	(7)	795	1,829	2,624	(7)	788	1,829	2,617	(353)	1998	09/01/2011
Woodstock Crossing	Woodstock, GA	100%	(7)	606	1,376	1,982	—	606	1,376	1,982	(358)	1994	09/01/2011
The Avenues	Jacksonville, FL	100%	(7)	438	1,163	1,601	—	438	1,163	1,601	(234)	1999	09/01/2011
Roseville Branch	Roseville, CA	100%	(7)	655	1,870	2,525	—	655	1,870	2,525	(602)	1987	09/01/2011
Valley Springs	Valley Springs, CA	100%	(7)	123	886	1,009	—	123	886	1,009	(254)	1992	09/01/2011
Lake Community Bank	Lakeport, CA	100%	(7)	564	2,211	2,775	—	564	2,211	2,775	(697)	1994	09/01/2011
Park Hill	N. Little Rock, AR	100%	(8)	175	691	866	(173)	175	518	693	(171)	1965	09/01/2011
Holiday	Holiday, FL	100%	(8)	734	1,324	2,058	(270)	734	1,054	1,788	(310)	1973	09/01/2011
Village Circle	Chapel Hill, NC	100%	(8)	367	2,312	2,679	—	367	2,312	2,679	(684)	2005	09/01/2011
Bloomingdale	Brandon, FL	100%	(8)	379	787	1,166	—	379	787	1,166	(275)	1980	09/01/2011
Cedar Shores Office	Ocala, FL	100%	(8)	749	943	1,692	—	749	943	1,692	(236)	1990	09/01/2011
Grove City Office	Grove City, FL	100%	(8)	536	1,217	1,753	—	536	1,217	1,753	(314)	1978	09/01/2011
Bluegrass Office	Alpharetta, GA	100%	(8)	595	1,521	2,116	(119)	476	1,521	1,997	(310)	1997	09/01/2011
LaVista Road	Tucker, GA	100%	(8)	659	1,225	1,884	—	659	1,225	1,884	(307)	2002	09/01/2011
Garner Office	Garner, NC	100%	(8)	526	1,372	1,898	—	526	1,372	1,898	(270)	1998	09/01/2011
James Island	Charleston, SC	100%	(8)	665	1,258	1,923	—	665	1,258	1,923	(257)	1999	09/01/2011
Chester	Chester, VA	100%	(8)	187	368	555	—	187	368	555	(161)	1986	09/01/2011
Haddonfield - Kings	Haddonfield, NJ	100%	(8)	196	914	1,110	—	196	914	1,110	(182)	1986	09/01/2011
Staples Mill	Richmond, VA	100%	(8)	368	737	1,105	—	368	737	1,105	(298)	1974	09/01/2011
Cameron Park	Cameron Park, CA	100%	(8)	454	1,566	2,020	—	454	1,566	2,020	(476)	1993	09/01/2011
Sonora - Branch	Sonora, CA	100%	(8)	27	1,284	1,311	—	27	1,284	1,311	(432)	1980	09/01/2011
Simpsonville Main Office	Simpsonville, SC	100%	(9)	292	677	969	—	292	677	969	(258)	1981	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Banner Elk	Banner Elk, NC	100%	(9)	$221	$492	$713	$—	$221	$492	$713	$(253)	1985	09/01/2011
47th Terrace Office	Cape Coral, FL	100%	(9)	567	1,509	2,076	—	567	1,509	2,076	(293)	1986	09/01/2011
Altamonte Crossing Office	Altamonte Springs, FL	100%	(9)	799	1,254	2,053	—	799	1,254	2,053	(322)	1992	09/01/2011
Bradenton City	Bradenton, FL	100%	(9)	674	1,097	1,771	(689)	387	695	1,082	(154)	1999	09/01/2011
Brandon	Brandon, FL	100%	(9)	373	1,022	1,395	—	373	1,022	1,395	(300)	1981	09/01/2011
Cordova Office - Pensacola	Pensacola, FL	100%	(9)	270	759	1,029	—	270	759	1,029	(177)	1986	09/01/2011
Deerfield Beach (H.S.)	Deerfield Beach, FL	100%	(9)	1,239	2,278	3,517	—	1,239	2,278	3,517	(458)	1986	09/01/2011
Holly Hill Office	Holly Hill, FL	100%	(9)	301	756	1,057	—	301	756	1,057	(302)	1961	09/01/2011
Sawgrass	Plantation, FL	100%	(9)	1,094	1,345	2,439	—	1,094	1,345	2,439	(321)	1995	09/01/2011
Vero-West (1st Am.)	Vero Beach, FL	100%	(9)	344	1,011	1,355	(199)	344	812	1,156	(215)	1984	09/01/2011
Lilburn Office	Lilburn, GA	100%	(9)	493	870	1,363	—	493	870	1,363	(273)	1986	09/01/2011
Stonehenge Office	Raleigh, NC	100%	(9)	766	1,485	2,251	—	766	1,485	2,251	(295)	1994	09/01/2011
Centerville	Manakin-Sabot, VA	100%	(9)	797	832	1,629	—	797	832	1,629	(288)	1973	09/01/2011
El Dorado Hills Branch	El Dorado Hills, CA	100%	(9)	618	1,548	2,166	(75)	618	1,473	2,091	(410)	2000	09/01/2011
Sutter Creek	Sutter Creek, CA	100%	(9)	215	522	737	—	215	522	737	(212)	1984	09/01/2011
Albemarle Road	Charlotte, NC	100%	(10)	240	563	803	—	240	563	803	(204)	1979	09/01/2011
Beatties Ford Road	Charlotte, NC	100%	(10)	184	490	674	—	184	490	674	(185)	1970	09/01/2011
Belhaven Boulevard	Charlotte, NC	100%	(10)	240	501	741	(80)	240	421	661	(132)	1966	09/01/2011
Boger City	Lincolnton, NC	100%	(10)	182	588	770	—	182	588	770	(231)	1971	09/01/2011
Boone Main Office	Boone, NC	100%	(10)	128	753	881	(61)	128	692	820	(216)	1970	09/01/2011
Burgaw Main Office	Burgaw, NC	100%	(10)	106	382	488	(27)	106	355	461	(112)	1963	09/01/2011
Burlington Main Office	Burlington, NC	100%	(10)	213	1,220	1,433	(41)	213	1,179	1,392	(315)	1982	09/01/2011
Cameron Village	Raleigh, NC	100%	(10)	300	822	1,122	—	300	822	1,122	(288)	1985	09/01/2011
Candler	Candler, NC	100%	(10)	157	431	588	—	157	431	588	(163)	1977	09/01/2011
Carmel Commons	Charlotte, NC	100%	(10)	502	898	1,400	—	502	898	1,400	(303)	1980	09/01/2011
Carolina Beach	Carolina Beach, NC	100%	(10)	194	1,045	1,239	—	194	1,045	1,239	(342)	1971	09/01/2011
Cary Village	Cary, NC	100%	(10)	132	540	672	(60)	132	480	612	(81)	1997	09/01/2011
Cherryville	Cherryville, NC	100%	(10)	96	468	564	—	96	468	564	(168)	1965	09/01/2011
Columbus	Columbus, NC	100%	(10)	58	307	365	(32)	58	275	333	(85)	1971	09/01/2011
Cornelius	Cornelius, NC	100%	(10)	983	989	1,972	—	983	989	1,972	(270)	1989	09/01/2011
Cumberland	Fayetteville, NC	100%	(10)	186	551	737	—	186	551	737	(192)	1982	09/01/2011
Dallas	Dallas, NC	100%	(10)	110	379	489	(40)	110	339	449	(106)	1972	09/01/2011
Denver	Denver, NC	100%	(10)	75	333	408	(36)	75	297	372	(93)	1974	09/01/2011
Dixie Village	Gastonia, NC	100%	(10)	137	513	650	—	137	513	650	(192)	1972	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Eden Main Office	Eden, NC	100%	(10)	$219	$662	$881	$(106)	$219	$556	$775	$(153)	1980	09/01/2011
Elizabethtown Main	Elizabethtown, NC	100%	(10)	71	592	663	—	71	592	663	(201)	1962	09/01/2011
Farmville	Farmville, NC	100%	(10)	112	892	1,004	(39)	112	853	965	(265)	1965	09/01/2011
Fayetteville Dwntown	Fayetteville, NC	100%	(10)	216	452	668	(109)	216	343	559	(91)	1980	09/01/2011
Garner	Garner, NC	100%	(10)	126	704	830	(39)	126	665	791	(207)	1971	09/01/2011
Gastonia Main Office	Gastonia, NC	100%	(10)	313	1,277	1,590	(115)	279	1,196	1,475	(318)	1977	09/01/2011
Guilford College	Greensboro, NC	100%	(10)	235	803	1,038	—	235	803	1,038	(249)	1983	09/01/2011
Henderson Mo Relc	Henderson, NC	100%	(10)	116	1,145	1,261	—	116	1,145	1,261	(286)	1994	09/01/2011
Hillsborough	Hillsborough, NC	100%	(10)	55	383	438	(35)	55	348	403	(107)	1920	09/01/2011
Hilltop Plaza	Monroe, NC	100%	(10)	352	935	1,287	—	352	935	1,287	(245)	1993	09/01/2011
Hospital - Greenville	Greenville, NC	100%	(10)	407	737	1,144	—	407	737	1,144	(202)	1991	09/01/2011
Kenansville	Kenansville, NC	100%	(10)	90	463	553	—	90	463	553	(170)	1970	09/01/2011
Kinston Main Office	Kinston, NC	100%	(10)	136	1,121	1,257	(42)	136	1,079	1,215	(279)	1982	09/01/2011
Landfall	Wilmington, NC	100%	(10)	353	1,116	1,469	—	353	1,116	1,469	(298)	1989	09/01/2011
Marion Main Office	Marion, NC	100%	(10)	232	1,341	1,573	—	232	1,341	1,573	(354)	1982	09/01/2011
Mooresville Main	Mooresville, NC	100%	(10)	195	756	951	(65)	195	691	886	(214)	1957	09/01/2011
Mt Olive Main Office	Mount Olive, NC	100%	(10)	119	404	523	—	119	404	523	(175)	1962	09/01/2011
Myers Park	Charlotte, NC	100%	(10)	340	1,477	1,817	—	340	1,477	1,817	(495)	1974	09/01/2011
North Asheville	Asheville, NC	100%	(10)	73	430	503	—	73	430	503	(147)	1973	09/01/2011
North Boulevard - Raleigh	Raleigh, NC	100%	(10)	266	689	955	—	266	689	955	(197)	1986	09/01/2011
North Durham	Durham, NC	100%	(10)	202	429	631	—	202	429	631	(169)	1982	09/01/2011
North Henderson	Henderson, NC	100%	(10)	92	247	339	(39)	92	208	300	(71)	1969	09/01/2011
North Raleigh	Raleigh, NC	100%	(10)	188	472	660	—	188	472	660	(164)	1979	09/01/2011
Northeast	Charlotte, NC	100%	(10)	538	766	1,304	—	538	766	1,304	(299)	1962	09/01/2011
Northwood	High Point, NC	100%	(10)	184	396	580	—	184	396	580	(165)	1980	09/01/2011
Park Road	Charlotte, NC	100%	(10)	376	766	1,142	—	376	766	1,142	(275)	1971	09/01/2011
Pavilions	Winston-Salem, NC	100%	(10)	574	1,284	1,858	—	574	1,284	1,858	(311)	1989	09/01/2011
Pinehurst	Pinehurst, NC	100%	(10)	214	602	816	(96)	214	506	720	(158)	1904	09/01/2011
Pleasant Garden	Pleasant Garden, NC	100%	(10)	97	235	332	(46)	97	189	286	(62)	1935	09/01/2011
Reidsville Main Office	Reidsville, NC	100%	(10)	160	349	509	(60)	160	289	449	(98)	1900	09/01/2011
Reynolda	Winston-Salem, NC	100%	(10)	236	518	754	—	236	518	754	(211)	1972	09/01/2011
Salisbury Main Office	Salisbury, NC	100%	(10)	413	987	1,400	—	413	987	1,400	(303)	1983	09/01/2011
Salisbury West	Salisbury, NC	100%	(10)	351	189	540	—	351	189	540	(99)	1994	09/01/2011
Sardis Village	Charlotte, NC	100%	(10)	624	747	1,371	—	624	747	1,371	(285)	1982	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Signal Hill	Statesville, NC	100%	(10)	$407	$657	$1,064	$—	$407	$657	$1,064	$(264)	1975	09/01/2011
Six Forks	Raleigh, NC	100%	(10)	338	1,053	1,391	—	338	1,053	1,391	(283)	1986	09/01/2011
South Elm	Greensboro, NC	100%	(10)	220	575	795	—	220	575	795	(247)	1969	09/01/2011
South Park Greenville	Greenville, NC	100%	(10)	237	478	715	—	237	478	715	(181)	1980	09/01/2011
South Square	Durham, NC	100%	(10)	288	482	770	—	288	482	770	(178)	1983	09/01/2011
South Pines Main Office	Southern Pines, NC	100%	(10)	399	742	1,141	—	399	742	1,141	(323)	1974	09/01/2011
Southwinds	Spring Lake, NC	100%	(10)	395	886	1,281	—	395	886	1,281	(243)	1994	09/01/2011
Southwood Square	High Point, NC	100%	(10)	348	716	1,064	—	348	716	1,064	(294)	1981	09/01/2011
Spruce Pine Main	Spruce Pine, NC	100%	(10)	172	953	1,125	—	172	953	1,125	(342)	1930	09/01/2011
Statesville Main Office	Statesville, NC	100%	(10)	130	1,852	1,982	—	130	1,852	1,982	(590)	1910	09/01/2011
Swansboro	Swansboro, NC	100%	(10)	92	272	364	(27)	92	245	337	(77)	1975	09/01/2011
Troutman	Troutman, NC	100%	(10)	319	400	719	(133)	319	267	586	(86)	1975	09/01/2011
Tryon Main Office	Tryon, NC	100%	(10)	87	1,067	1,154	—	87	1,067	1,154	(330)	1966	09/01/2011
Twin Rivers	New Bern, NC	100%	(10)	255	414	669	(82)	255	332	587	(91)	1979	09/01/2011
Union Road	Gastonia, NC	100%	(10)	203	750	953	(92)	203	658	861	(172)	1981	09/01/2011
University	Wilmington, NC	100%	(10)	397	852	1,249	(30)	367	852	1,219	(330)	1974	09/01/2011
Village Drive	Fayetteville, NC	100%	(10)	293	406	699	—	293	406	699	(166)	1973	09/01/2011
Combee	Lakeland, FL	100%	—	198	501	699	—	198	501	699	(206)	1980	09/01/2011
Lantana	Lantana, FL	100%	—	604	781	1,385	(203)	604	578	1,182	(189)	1963	09/01/2011
Monument Road	Jacksonville, FL	100%	—	947	2,475	3,422	—	947	2,475	3,422	(613)	1986	09/01/2011
North Boca Raton	Boca Raton, FL	100%	—	276	806	1,082	—	276	806	1,082	(282)	1981	09/01/2011
Ridge Road	New Port Richey, FL	100%	—	152	554	706	—	152	554	706	(201)	1981	09/01/2011
Rockledge	Rockledge, FL	100%	—	230	627	857	—	230	627	857	(273)	1982	09/01/2011
S. Mandarin	Jacksonville, FL	100%	—	241	613	854	—	241	613	854	(187)	1986	09/01/2011
Westside	Jacksonville, FL	100%	—	495	2,057	2,552	—	495	2,057	2,552	(682)	1962	09/01/2011
Hapeville	Hapeville, GA	100%	—	648	1,859	2,507	—	648	1,859	2,507	(614)	1958	09/01/2011
Perimeter Center	Atlanta, GA	100%	—	756	2,523	3,279	—	756	2,523	3,279	(604)	1994	09/01/2011
Stephenson	Savannah, GA	100%	—	305	621	926	—	305	621	926	(267)	1967	09/01/2011
Toco Hills	Atlanta, GA	100%	—	230	692	922	—	230	692	922	(228)	1986	09/01/2011
Walton Way	Augusta, GA	100%	—	431	1,144	1,575	—	431	1,144	1,575	(370)	1985	09/01/2011
Washington Road	Augusta, GA	100%	—	395	1,421	1,816	—	395	1,421	1,816	(440)	1984	09/01/2011
Clemmons	Clemmons, NC	100%	—	179	506	685	—	179	506	685	(220)	1973	09/01/2011
King Main	King, NC	100%	—	133	600	733	—	133	600	733	(198)	1978	09/01/2011
Marion Main	Marion, NC	100%	—	230	897	1,127	—	230	897	1,127	(321)	1980	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Roxboro Main	Roxboro, NC	100%	—	$424	$1,307	$1,731	$—	$424	$1,307	$1,731	$(506)	1980	09/01/2011
Russ Avenue	Waynesville, NC	100%	—	296	897	1,193	(224)	296	673	969	(217)	1972	09/01/2011
Sardis Road	Charlotte, NC	100%	—	149	480	629	—	149	480	629	(154)	1986	09/01/2011
Valdese Main	Valdese, NC	100%	—	198	1,218	1,416	—	198	1,218	1,416	(395)	1952	09/01/2011
Viewmont	Hickory, NC	100%	—	147	735	882	—	147	735	882	(259)	1974	09/01/2011
Wilkesboro Main	Wilkesboro, NC	100%	—	130	645	775	—	130	645	775	(192)	1986	09/01/2011
Champions	Houston, TX	100%	—	390	1,935	2,325	—	390	1,935	2,325	(358)	1997	09/01/2011
Clear Lake	Houston, TX	100%	—	434	1,772	2,206	—	434	1,772	2,206	(379)	1981/2005	09/01/2011
Cypress Station	Houston, TX	100%	—	203	982	1,185	(22)	203	960	1,163	(161)	1996	09/01/2011
Deer Park	Deer Park, TX	100%	—	191	646	837	—	191	646	837	(174)	1990	09/01/2011
Duncanville	Duncanville, TX	100%	—	65	322	387	(129)	65	193	258	(42)	1980	09/01/2011
Highway 290	Houston, TX	100%	—	1,822	3,466	5,288	(3,868)	517	903	1,420	107	1981	09/01/2011
Highway 6	Houston, TX	100%	—	970	2,151	3,121	—	970	2,151	3,121	(391)	1997	09/01/2011
Humble	Humble, TX	100%	—	446	1,811	2,257	—	446	1,811	2,257	(369)	1998	09/01/2011
Inverness	Inverness, FL	100%	—	—	—	—	—	—	—	—	—	1994	09/01/2011
Paoli	Paoli, PA	100%	—	—	—	—	—	—	—	—	—	1989	09/01/2011
Forest Hill Banking Center	Germantown, TN	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Upper Montclair Drive Up	Upper Montclair, NJ	100%	—	—	—	—	—	—	—	—	—	1941	09/01/2011
Ardmore	Ardmore, PA	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011
Milltown	Milltown, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Fairgrounds	Allentown, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
West Goshen	West Chester, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Reading Airport	Reading Airport, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Concordia	Cranbury, NJ	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Thorndale	Thorndale, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Wind Gap	Wind Gap, PA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Harborside	Jersey City, NJ	100%	—	—	—	—	—	—	—	—	—	2002	09/01/2011
Hickory Parking Lot	Hickory, NC	100%	—	59	50	109	—	59	50	109	(7)	1986	09/01/2011
Torrance	Torrance, CA	100%	—	—	—	—	—	—	—	—	—	1975	09/01/2011
Chapel Hill	Chapel Hill, NC	100%	—	—	—	—	—	—	—	—	—	1942 / 1993	09/01/2011
Greenville Main	Greenville, SC	100%	—	—	—	—	—	—	—	—	—	1997	09/01/2011
Del Prado	Cape Coral, FL	100%	—	—	—	—	—	—	—	—	—	1990	09/01/2011
Parkside Marketplace	Glen Allen, VA	100%	—	—	61	61	—	—	61	61	(35)	1988	09/01/2011
Livingston	Livingston, NJ	100%	—	—	—	—	—	—	—	—	—	1980	09/01/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Downtown St. Petersburg	St. Petersburg, FL	100%	—	$—	$—	$—	$—	$—	$—	$—	$—	1912 / 1981	09/01/2011
Bank of America Finc - Sub-Lease	Spokane, WA	100%	—	—	—	—	—	—	—	—	—	1981	09/01/2011
Gulfgate - Main Building	Sarasota, FL	100%	—	—	1,165	1,165	(1,049)	—	116	116	(243)	1963	09/01/2011
Cocoa Village Dt	Cocoa, FL	100%	—	483	2,167	2,650	(1,782)	483	385	868	(330)	1957 / 1991	09/01/2011
Citizens - Clinton East Main	Clinton, CT	100%	—	172	641	813	—	172	641	813	(218)	1972	10/24/2011
Citizens - Railroad Avenue	Plainfield, CT	100%	—	232	426	658	(34)	232	392	624	(134)	1980	10/24/2011
Citizens - Shunpike Road	Cromwell, CT	100%	—	281	484	765	(49)	281	435	716	(126)	1976	10/24/2011
Citizens - Whalley Avenue	New Haven, CT	100%	—	186	416	602	(32)	186	384	570	(148)	1943	10/24/2011
Citizens - Lockport	Lockport, IL	100%	—	287	1,129	1,416	(130)	287	999	1,286	(205)	1981 / 1996	10/24/2011
Citizens - Columbia Road	Dorchester, MA	100%	—	370	1,433	1,803	(23)	370	1,410	1,780	(504)	1930	10/24/2011
Citizens - East Boston Square	East Boston, MA	100%	—	192	785	977	—	192	785	977	(270)	1928	10/24/2011
Citizens - Massachusetts Avenue	Arllington Heights, MA	100%	—	401	395	796	(32)	401	363	764	(114)	1979	10/24/2011
Citizens - Rogers Road	Gloucester, MA	100%	—	251	1,174	1,425	—	251	1,174	1,425	(411)	1950	10/24/2011
Citizens - Union Sq - Somerville	Somerville, MA	100%	—	647	952	1,599	—	647	952	1,599	(329)	1970	10/24/2011
Citizens - 18 Mile Road	Sterling Height, MI	100%	—	207	835	1,042	—	207	835	1,042	(265)	1977	10/24/2011
Citizens - Allen Road - Southgate	Southgate, MI	100%	—	422	2,949	3,371	—	422	2,949	3,371	(878)	1973	10/24/2011
Citizens - Ford Road Heights	Dearborn Heights, MI	100%	—	494	1,130	1,624	—	494	1,130	1,624	(325)	1981	10/24/2011
Citizens - Grand River	Detroit, MI	100%	—	52	611	663	—	52	611	663	(254)	1920	10/24/2011
Citizens - Greater Mack	St. Clair Shores, MI	100%	—	626	1,150	1,776	—	626	1,150	1,776	(419)	1980	10/24/2011
Citizens - Grosse Pointe Woods	Grosse Pointe Woods, MI	100%	—	249	572	821	—	249	572	821	(211)	1955	10/24/2011
Citizens - Hoover Road	Warren, MI	100%	—	133	741	874	(85)	133	656	789	(125)	1997	10/24/2011
Citizens - Joy Road	Detroit, MI	100%	—	66	591	657	(338)	52	267	319	—	1957	10/24/2011
Citizens - Main Street - Belleville	Belleville, MI	100%	—	181	1,228	1,409	—	181	1,228	1,409	(254)	1998	10/24/2011
Citizens - North Adams	Rochester, MI	100%	—	227	1,417	1,644	—	227	1,417	1,644	(405)	1976	10/24/2011
Citizens - Plymouth Road - Detroit	Detroit, MI	100%	—	66	539	605	(306)	54	245	299	—	Early 1960’s	10/24/2011
Citizens - Roseville	Roseville, MI	100%	—	347	906	1,253	—	347	906	1,253	(299)	1981	10/24/2011
Citizens - Schoenherr	Warren, MI	100%	—	145	1,088	1,233	—	145	1,088	1,233	(343)	1979	10/24/2011
Citizens - West Fort Street	Southgate, MI	100%	—	122	1,315	1,437	—	122	1,315	1,437	(292)	1984	10/24/2011
Citizens - West Maple	Bloomfield Hills, MI	100%	—	317	1,675	1,992	—	317	1,675	1,992	(586)	1962	10/24/2011
Citizens - Woodward - Ferndale	Ferndale, MI	100%	—	313	798	1,111	—	313	798	1,111	(300)	1960	10/24/2011
Citizens - Barrington	Barrington, NH	100%	—	176	335	511	(82)	176	253	429	(75)	1985	10/24/2011
Citizens - Coliseum Avenue	Nashua, NH	100%	—	206	655	861	(91)	206	564	770	(134)	1981	10/24/2011
Citizens - One Constitution Way	Somersworth, NH	100%	—	135	1,013	1,148	(32)	135	981	1,116	(214)	1985	10/24/2011
Citizens - Endicott	Endicott, NY	100%	—	117	2,001	2,118	—	117	2,001	2,118	(719)	1927	10/24/2011

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Citizens - Genesee - Utica	Utica, NY	100%	—	$91	$2,001	$2,092	$—	$91	$2,001	$2,092	$(737)	1956 / 1968	10/24/2011
Citizens - Glens Falls	Glens Falls, NY	100%	—	167	1,234	1,401	—	167	1,234	1,401	(436)	1956	10/24/2011
Citizens - Main Street - Beacon	Beacon, NY	100%	—	440	1,247	1,687	—	440	1,247	1,687	(458)	1955	10/24/2011
Citizens - Meadow Avenue	Newburgh, NY	100%	—	364	1,232	1,596	(133)	364	1,099	1,463	(303)	1972	10/24/2011
Citizens - Montcalm Street	Ticonderoga, NY	100%	—	16	607	623	—	16	607	623	(226)	1920	10/24/2011
Citizens - Dover Center Road	Bay Village, OH	100%	—	196	484	680	—	196	484	680	(193)	1967	10/24/2011
Citizens - East Street - Euclid	Euclid, OH	100%	—	86	708	794	—	86	708	794	(208)	1975	10/24/2011
Citizens - Fairview Park	Fairview Park, OH	100%	—	289	374	663	(43)	289	331	620	(125)	1966	10/24/2011
Citizens - Girard	Girard, OH	100%	—	88	1,091	1,179	—	88	1,091	1,179	(306)	1977 / 1983	10/24/2011
Citizens - Lake Shore Boulevard	Euclid, OH	100%	—	234	622	856	—	234	622	856	(273)	1971	10/24/2011
Citizens - Lorain Road	North Olmsted, OH	100%	—	254	599	853	—	254	599	853	(157)	1981	10/24/2011
Citizens - Mentor Avenue	Mentor, OH	100%	—	690	1,283	1,973	(145)	690	1,138	1,828	(386)	1958	10/24/2011
Citizens - Navarre Avenue	Oregon, OH	100%	—	107	1,015	1,122	—	107	1,015	1,122	(321)	1980	10/24/2011
Citizens - Richmond Heights	Richmond Heights, OH	100%	—	353	683	1,036	(122)	353	561	914	(113)	2002	10/24/2011
Citizens - Toledo Main	Toledo, OH	100%	—	83	664	747	—	83	664	747	(261)	1952	10/24/2011
Citizens - University Heights	University Heights, OH	100%	—	426	505	931	(55)	426	450	876	(93)	1989 / 2002	10/24/2011
Citizens - Westlake	Westlake, OH	100%	—	283	596	879	—	283	596	879	(193)	1981	10/24/2011
Citizens - Burgettstown	Burgettstown, PA	100%	—	68	1,165	1,233	—	68	1,165	1,233	(390)	1921	10/24/2011
Citizens - Zelienople	Zelienople, PA	100%	—	26	1,054	1,080	—	26	1,054	1,080	(347)	1920 / 1971	10/24/2011
Citizens - Portsmouth East Main	Portsmouth, RI	100%	—	446	518	964	(68)	446	450	896	(147)	1979	10/24/2011
Citizens - Pearl St - Essex Junction	Essex Junction, VT	100%	—	170	415	585	—	171	414	585	(117)	1986	10/24/2011
Feasterville	Feasterville, PA	100%	—	319	2,064	2,383	(663)	320	1,400	1,720	(132)	1964	09/01/2011
	Total Properties Held for Investment			$264,484	$948,762	$1,213,246	$(198,675)	$236,034	$778,537	$1,014,571	$(161,243)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition(2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Sale
Mountain Home - Main Building	Mountain Home, AR	100%	—	$380	$438	$818	$(453)	$254	$111	$365	$(2)	1980	09/01/2011
Nederland - Main Building	Nederland, TX	100%	—	49	510	559	(375)	44	140	184	(3)	1946	09/01/2011
Toluca Lake	Burbank, CA	100%	—	522	869	1,391	(10)	522	859	1,381	(298)	1978	09/01/2011
West Los Angeles Branch	W. Los Angeles, CA	100%	—	991	570	1,561	(50)	991	520	1,511	(228)	1957	09/01/2011
Williow Glenn	San Jose, CA	100%	—	353	295	648	(23)	353	272	625	(134)	1955	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	—	30	40	70	56	30	96	126	(31)	1950	09/01/2011
NBOC Operations Center	North Brunswick, NJ	100%	—	1,701	3,999	5,700	(1,223)	1,700	2,777	4,477	(970)	1950/1959	09/01/2011
Helotes	San Antonio, TX	100%	—	201	522	723	—	200	523	723	(174)	1982	09/01/2011
	Total Properties Held for Sale			$4,227	$7,243	$11,470	$(2,078)	$4,094	$5,298	$9,392	$(1,840)
		TOTAL		$268,711	$956,005	$1,224,716	$(200,753)	$240,128	$783,835	$1,023,963	$(163,083)

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairments and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was approximately $1.3 billion as of December 31, 2015.
(4) These properties are security for the Portfolio Loan, which had an outstanding principal balance of $164.1 million as of December 31, 2015.
(5) These properties are security for the Bank of America - BBD2 Mortgage Loan, which had an outstanding principal balance of $65.7 million as of December 31, 2015.
(6) These properties are security for the FSI 6000A Mortgage Loan, which had an outstanding principal balance of $24.3 million as of December 31, 2015.
(7) These properties are security for the FSI 6000B Mortgage Loan, which had an outstanding principal balance of $27.8 million as of December 31, 2015.
(8) These properties are security for the FSI 6000C Mortgage Loan, which had an outstanding principal balance of $22.0 million as of December 31, 2015.
(9) These properties are security for the FSI 6000D Mortgage Loan, which had an outstanding principal balance of $28.9 million as of December 31, 2015.
(10) These properties are security for the Pitney Bowes - Bank of America Mortgage Loan, which had an outstanding principal balance of $36.2 million as of December 31, 2015.

KBS REAL ESTATE INVESTMENT TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015
(dollar amounts in thousands)

	2015	2014	2013
Real Estate (1)
Balance at the beginning of the year	$1,311,919	$1,460,838	$1,953,615
Acquisition	2,297	—	—
Improvements	36,816	33,046	21,678
Write-off of fully depreciated and fully amortized assets	(18,169)	(31,954)	(29,166)
Impairments	(85,255)	(18,902)	(80,609)
Sales	(223,645)	(94,562)	(404,680)
Foreclosures	—	(36,547)	—
Balance at the end of the year	$1,023,963	$1,311,919	$1,460,838

Accumulated depreciation and amortization (1)
Balance at the beginning of the year	$193,408	$182,039	$204,781
Depreciation and amortization expense	55,995	67,848	78,461
Write-off of fully depreciated and fully amortized assets	(18,169)	(31,954)	(29,166)
Impairment	(38,916)	(8,885)	(32,595)
Sales	(29,235)	(10,973)	(39,442)
Foreclosures	—	(4,667)	—
Balance at the end of the year	$163,083	$193,408	$182,039
____________________
(1) Amounts include properties held for sale.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 16, 2016.

KBS REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 16, 2016
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 16, 2016
Jeffrey K. Waldvogel
/s/ PETER MCMILLAN III	Executive Vice President, Treasurer, Secretary and Director	March 16, 2016
Peter McMillan III
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 16, 2016
Stacie K. Yamane
/s/ HANK ADLER	Director	March 16, 2016
Hank Adler
/s/ BARBARA R. CAMBON	Director	March 16, 2016
Barbara R. Cambon
/s/ STUART A. GABRIEL, PH.D.	Director	March 16, 2016
Stuart A. Gabriel, Ph.D.