Form 10-Q
period 2016-03-31
KBS Real Estate Investment Trust, Inc.
filed 2016-05-10
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2016, there were 185,878,530 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate held for investment:
Land	$178,872	$181,051
Buildings and improvements	609,591	618,644
Tenant origination and absorption costs	42,928	44,560
Total real estate held for investment, at cost and net of impairment charges	831,391	844,255
Less accumulated depreciation and amortization	(132,880)	(130,135)
Total real estate held for investment, net	698,511	714,120
Real estate held for sale, net	128,511	146,760
Total real estate, net	827,022	860,880
Real estate loans receivable, net	27,517	27,281
Total real estate and real estate-related investments, net	854,539	888,161
Cash and cash equivalents	75,392	46,605
Restricted cash	38,596	39,874
Rents and other receivables, net	31,205	31,452
Above-market leases, net	4,951	5,417
Assets related to real estate held for sale	18,243	18,855
Due from affiliate	112	—
Prepaid expenses and other assets, net	30,436	24,501
Total assets	$1,053,474	$1,054,865
Liabilities and equity
Notes payable:
Notes payable, net	$308,476	$308,630
Notes payable related to real estate held for sale, net	118,982	119,592
Total notes payable, net	427,458	428,222
Accounts payable and accrued liabilities	18,514	19,152
Due to affiliates	46	68
Below-market leases, net	20,138	22,047
Liabilities related to real estate held for sale	3,496	5,164
Other liabilities	49,242	50,549
Total liabilities	518,894	525,202
Commitments and contingencies (Note 11)
Redeemable common stock	8,753	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 186,097,528 and 186,414,147 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,861	1,864
Additional paid-in capital	1,656,140	1,656,137
Cumulative distributions and net losses	(1,132,174)	(1,138,338)
Total stockholders’ equity	525,827	519,663
Total liabilities and stockholders’ equity	$1,053,474	$1,054,865
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$29,396	$35,365
Tenant reimbursements	10,247	12,554
Interest income from real estate loans receivable	810	726
Parking revenues and other operating income	672	932
Total revenues	41,125	49,577
Expenses:
Operating, maintenance, and management	15,854	21,989
Real estate taxes, property-related taxes, and insurance	5,462	6,781
Asset management fees to affiliate	2,348	2,420
General and administrative expenses	3,372	2,220
Depreciation and amortization	10,998	15,605
Interest expense	5,229	8,733
Impairment charges on real estate	10,864	—
Total expenses	54,127	57,748
Other income and loss
Gain on sales of real estate, net	23,586	13,967
Gain on sales of foreclosed real estate held for sale	—	2,509
Loss from extinguishment of debt	(3)	—
Other interest income	137	116
Other income	106	—
Total other income	23,826	16,592
Loss from continuing operations	10,824	8,421
Discontinued operations:
Gain on sales of real estate, net	—	124
(Loss) income from discontinued operations	(5)	44
Total (loss) income from discontinued operations	(5)	168
Net income	$10,819	$8,589
Basic and diluted income per common share:
Continuing operations	$0.06	$0.05
Discontinued operations	—	—
Net income per common share	$0.06	$0.05
Weighted-average number of common shares outstanding, basic and diluted	186,299,622	187,718,362
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$602,773
Net loss	—	—	—	(11,387)	(11,387)
Redemptions of common stock	(1,431,368)	(15)	(6,346)	—	(6,361)
Distributions declared	—	—	—	(65,362)	(65,362)
Balance, December 31, 2015	186,414,147	$1,864	$1,656,137	$(1,138,338)	$519,663
Net income	—	—	—	10,819	10,819
Redemptions of common stock	(316,619)	(3)	(1,244)	—	(1,247)
Transfers from redeemable common stock	—	—	1,247	—	1,247
Distributions declared	—	—	—	(4,655)	(4,655)
Balance, March 31, 2016	186,097,528	$1,861	$1,656,140	$(1,132,174)	$525,827
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$10,819	$8,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,998	15,605
Impairment charges on real estate	10,864	—
Loss due to property damages	1,030	—
Noncash interest income on real estate-related investments	(271)	(240)
Deferred rent	68	(495)
Bad debt expense	—	334
Amortization of deferred financing costs	88	476
Amortization of above- and below-market leases, net	(1,312)	(1,790)
Gain on sales of foreclosed real estate held for sale	—	(2,509)
Gain on sales of real estate, net	(23,586)	(14,191)
Loss on extinguishment of debt	3	—
Amortization of discounts and premiums on notes payable, net	188	511
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	1,775	2,949
Rents and other receivables	634	(1,880)
Prepaid expenses and other assets	(6,350)	(3,615)
Accounts payable and accrued liabilities	1,129	3,894
Due from affiliate	(112)	—
Due to affiliates	(22)	651
Other liabilities	(1,290)	(1,480)
Net cash provided by operating activities	4,653	6,809
Cash Flows from Investing Activities:
Improvements to real estate	(8,344)	(11,903)
Proceeds from sales of real estate, net	39,882	99,915
Proceeds from sales of foreclosed real estate held for sale	—	14,155
Principal repayments on real estate loans receivable	35	27
Net change in restricted cash for capital expenditures	(122)	4,111
Net cash provided by investing activities	31,451	106,305
Cash Flows from Financing Activities:
Principal payments on notes payable	(1,040)	(19,263)
Net change in restricted cash for debt service obligations	(375)	276
Payments to redeem common stock	(1,247)	(1,558)
Distributions paid to common stockholders	(4,655)	(9,389)
Net cash used in financing activities	(7,317)	(29,934)
Net increase in cash and cash equivalents	28,787	83,180
Cash and cash equivalents, beginning of period	46,605	58,675
Cash and cash equivalents, end of period	$75,392	$141,855
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,443	$7,086
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of March 31, 2016, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 350 real estate properties (of which 77 properties were held for sale, all of which were GKK Properties), including the GKK Properties (defined below). In addition, as of March 31, 2016, the Company owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of March 31, 2016, the Company had redeemed 13,338,052 of the shares sold in the Offering for $93.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Asset Management Services Agreement Related to the GKK Properties
On December 19, 2013, the Company, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy, with respect to the GKK Properties. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (the “Services”). The Property Manager is not affiliated with the Company or KBS Acquisition Sub. As compensation for the Services, the Company agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager. As of March 31, 2016, the Company accrued $21.4 million of estimated profit participation interest related to the GKK Properties under the Amended Services Agreement.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The unaudited consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the unaudited consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2016, the Company sold 14 properties (all of which were GKK Properties). As of March 31, 2016, the Company had classified 77 properties as held for sale, all of which were GKK Properties. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock, as there were no potentially dilutive securities outstanding during the three months ended March 31, 2016 and 2015, respectively.
Distributions declared per share of common stock were $0.025 and $0.025 for the three months ended March 31, 2016 and 2015, respectively. Distributions per share of common stock were based on a quarterly record date for each quarter ended March 31, 2016 and 2015, respectively.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement, the GKK Properties. For financial data by segment, see Note 10, “Segment Information.”
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
March 31, 2016
(unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2016, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 6.6 million rentable square feet and was 86% occupied. These properties are located in 29 states and include office properties, industrial properties and bank branch properties. Included in the Company’s portfolio of real estate held for investment was 3.5 million rentable square feet related to the GKK Properties held for investment, which were 85% occupied as of March 31, 2016.
The following table summarizes the Company’s investments in real estate as of March 31, 2016 and December 31, 2015 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of March 31, 2016:
Office	$61,335	$355,881	$566	$417,782
Industrial	14,651	73,737	2,244	90,632
GKK Properties	102,886	179,973	40,118	322,977
Real estate held for investment, at cost and net of impairment charges	178,872	609,591	42,928	831,391
Accumulated depreciation/amortization	—	(108,430)	(24,450)	(132,880)
Real estate held for investment, net	$178,872	$501,161	$18,478	$698,511
As of December 31, 2015:
Office	$61,986	$357,524	$565	$420,075
Industrial	14,651	73,411	2,244	90,306
GKK Properties	104,414	187,709	41,751	333,874
Real estate held for investment, at cost and net of impairment charges	181,051	618,644	44,560	844,255
Accumulated depreciation/amortization	—	(105,551)	(24,584)	(130,135)
Real estate held for investment, net	$181,051	$513,093	$19,976	$714,120

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2016, the Company’s leases, including the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 14.3 years with a weighted-average remaining term of 4.0 years. As of March 31, 2016, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 10.8 years with a weighted-average remaining term of 3.8 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.3 million and $3.2 million as of March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company recognized deferred rent from tenants of $(0.1) million and $0.5 million, respectively. These amounts for the three months ended March 31, 2016 and 2015 were net of $0.3 million and $0.4 million of lease incentive amortization, respectively. As of March 31, 2016 and December 31, 2015, the cumulative deferred rent balance was $25.4 million and $24.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $6.2 million and $5.8 million of unamortized lease incentives as of March 31, 2016 and December 31, 2015, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of March 31, 2016 for the years ending December 31 is as follows (in thousands):

April 1, 2016 through December 31, 2016	$71,663
2017	87,031
2018	76,670
2019	66,707
2020	52,272
Thereafter	140,532
$494,875
As of March 31, 2016, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	51	$34,935	37.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has over 250 tenants over a diverse range of industries and geographical regions. As of March 31, 2016 and December 31, 2015, the Company had a bad debt expense reserve of $0.5 million and $0.5 million, respectively. The Company’s bad debt expense reserve as of March 31, 2016 and December 31, 2015 included $0.4 million and $0.4 million related to the GKK Properties, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded bad debt expense related to its tenant receivables of $0 and $0.4 million, respectively.
As of March 31, 2016, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	1,761,364	31.1%	$14,818	15.9%	$8.41	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of March 31, 2016, lease expiration dates ranged from 2019 through 2023 with a weighted-average remaining term of 4.2 years.
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

	Three Months Ended March 31,
	2016	2015
Consolidated Statements of Income (in millions)
Total revenue, net of interest expense	$19,512	$20,914
Income before income taxes	3,699	4,322
Net income	2,680	3,097

	As of
	March 31, 2016	December 31, 2015
Consolidated Balance Sheets (in millions)
Total assets	2,185,498	$2,144,316
Total liabilities	1,922,722	1,888,111
Total stockholders’ equity	$262,776	256,205

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Geographic Concentration Risk
As of March 31, 2016, the Company’s net investments in real estate in Virginia represented 11.6% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the three months ended March 31, 2016, the Company recorded non-cash impairment charges of $10.9 million, of which $10.6 million relates to 20 properties classified as real estate held for investment (including 18 GKK Properties), to write-down the carrying values of these real estate investments to their estimated fair values and $0.3 million with respect to three GKK Properties that were held for sale to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. See Note 6, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale. The facts and circumstances leading to the impairments on the Company’s real estate held for investment are as follows:
City Gate Plaza
The Company recognized an impairment charge during the three months ended March 31, 2016 of $2.7 million to reduce the carrying value of the Company's investment in City Gate Plaza, an office property located in Sacramento, California, to its estimated fair value. During the three months ended March 31, 2016, the Company revised its cash flow projections to account for higher projected leasing costs to stabilize the property. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.
University Park Buildings
The Company recognized an impairment charge during the three months ended March 31, 2016 of $1.2 million to reduce the carrying value of the Company's investment in the University Park Buildings, an office property located in Sacramento, California, to its estimated fair value. The Company revised its cash flow projections primarily to account for higher projected capital costs for general building upgrades and to address certain maintenance issues. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.
GKK Properties
Citizens Bank Portfolio
The Company recognized an impairment charge during the three months ended March 31, 2016 of $5.3 million relating to 13 properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.
Other Properties
The Company recognized an impairment charge during the three months ended March 31, 2016 of $1.4 million relating to five other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $600,000. These impairments generally resulted from changes in the projected hold periods or changes in lease projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cost, net of impairments	$42,928	$44,560	$13,624	$13,624	$(57,820)	$(57,844)
Accumulated amortization	(24,450)	(24,584)	(8,673)	(8,207)	37,682	35,797
Net amount	$18,478	$19,976	$4,951	$5,417	$(20,138)	$(22,047)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Amortization	$(1,542)	$(2,824)	$(828)	$(855)	$2,140	$2,645

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2016 and December 31, 2015, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2016(1)	Book Value as of March 31, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,074	$5,096	$5,096	5.4%	—%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	6,882	6,882	6,903	8.0%	8.1%	09/01/2015
San Diego Office Portfolio B-Note San Diego, California (6)	10/26/2007	Office	B-Note	20,000	18,498	18,277	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,820	3,539	3,503	6.1%	12.4%	07/11/2017
				$35,776	$34,015	$33,779
Reserve for Loan Losses (7)				—	(6,498)	(6,498)
				$35,776	$27,517	$27,281
_____________________
(1) Outstanding principal balance as of March 31, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2016. The contractual interest rates and annualized effective interest rates presented are as of March 31, 2016.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of March 31, 2016. See “—Reserve for Loan Losses.”
(5) On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment.  The Company had recorded an asset-specific loan loss reserve against this investment as of March 31, 2016. See “—Reserve for Loan Losses.” On March 29, 2016, the Company entered into an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination. On April 25, 2016, the scheduled closing date of the agreement in lieu of foreclosure was extended to May 13, 2016.
(6) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the three months ended March 31, 2016, the Company recognized $0.5 million of interest income related to its investment in this loan.
(7) See “—Reserve for Loan Losses.”
As of March 31, 2016 and December 31, 2015, interest receivable from real estate loans receivable was $0.1 million and $0.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the three months ended March 31, 2016 (in thousands):

Real estate loans receivable, net - December 31, 2015	$27,281
Principal repayments received on real estate loans receivable	(35)
Accretion of discounts on purchased real estate loans receivable	280
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(9)
Real estate loans receivable, net - March 31, 2016	$27,517

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

For the three months ended March 31, 2016 and 2015, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest income	$539	$486
Interest accretion	280	248
Amortization of origination fees and costs	(9)	(8)
Interest income from real estate loans receivable	$810	$726
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. As of March 31, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. As of September 30, 2015, the book value, which is net of the loan loss reserve for the Sandmar Mezzanine Loan was $0. Subsequent to September 30, 2015, the Company began recognizing cash receipts related to the Sandmar Mezzanine Loan as interest income. During the three months ended March 31, 2016 and 2015, the Company recognized interest income of $49,000 and $0 related to the Sandmar Mezzanine Loan, respectively. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment and the Company began recognizing interest income on a cash basis. During the three months ended March 31, 2016 and 2015, the Company recognized interest income of $0.1 million and $0.1 million on the Lawrence Village Plaza Loan Origination, respectively.
Reserve for Loan Losses
As of March 31, 2016, the total reserve for loan losses consisted of $5.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan and $1.4 million of asset-specific reserves related to the Lawrence Village Plaza Loan Origination; these loans had amortized cost bases of $5.1 million and $6.9 million, respectively.
The Company did not record additional loan loss reserves during the three months ended March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

6.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operating results of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2015, the Company disposed of 34 properties (of which 31 were GKK Properties) and terminated its leasehold interest in three GKK Properties. As of December 31, 2015, the Company had classified eight properties as held for sale (all of which were GKK Properties). During the three months ended March 31, 2016, the Company disposed of 14 properties (all of which were GKK Properties). As of March 31, 2016, the Company had classified 77 properties as held for sale, all of which were GKK Properties.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$157,889	$179,708
Accumulated depreciation and amortization	(29,378)	(32,948)
Real estate held for sale, net	128,511	146,760
Other assets	18,243	18,855
Total assets related to real estate held for sale	$146,754	$165,615
Liabilities related to real estate held for sale
Notes payable, net	118,982	119,592
Other liabilities	3,496	5,164
Total liabilities related to real estate held for sale	$122,478	$124,756

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

During the three months ended March 31, 2016, the Company sold 14 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2015, the Company sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. As of March 31, 2016, the Company had classified 77 properties as held for sale, all of which were GKK Properties. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to all of these properties, which were included in continuing operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
Rental income	$4,338	$11,139
Tenant reimbursements and other operating income	1,710	4,684
Total revenues	6,048	15,823
Expenses
Operating, maintenance, and management	1,593	6,531
Real estate taxes and insurance	759	1,991
Asset management fees to affiliate	—	130
General and administrative expenses	1	—
Depreciation and amortization	520	4,763
Interest expense	1,949	4,244
Impairment of real estate	271	—
Total expenses	5,093	17,659
Discontinued Operations
The following table summarizes operating income from discontinued operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenues and other income	$—	$33
Total expenses	5	(11)
(Loss) income from discontinued operations before gain on sales of real estate, net, and impairment charge	(5)	44
Gain on sales of real estate, net	—	124
(Loss) income from discontinued operations	$(5)	$168
Foreclosed Real Estate Held for Sale
During the three months ended March 31, 2015, the Company sold the remaining two condominium units of the Tribeca Building and recognized a gain on sale of $2.5 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.2 million related to these two Units) and recorded expenses of $0.2 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

7.	NOTES PAYABLE
As of March 31, 2016 and December 31, 2015, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of March 31, 2016 (1)	Effective Interest Rate as of March 31, 2016 (1)	Payment Type	Maturity Date (2)
Notes Payable
Plaza in Clayton Mortgage Loan	$62,200	$62,200	5.9%	5.9%	Interest Only	10/06/2016
Portfolio Loan	164,131	164,131	One-month LIBOR + 1.80%	2.2%	Interest Only	01/01/2017
	226,331	226,331
GKK Properties Notes Payable
Bank of America - BBD2 Mortgage Loan (3)	65,223	65,712	6.0%	6.0%	Principal & Interest	09/08/2019
Pitney Bowes - Bank of America Mortgage Loan	36,160	36,160	5.3%	5.3%	Principal & Interest	10/10/2022
FSI 6000D Mortgage Loan (4)	28,646	28,934	5.8%	5.8%	Principal & Interest	06/05/2017
FSI 6000B Mortgage Loan (4)	27,641	27,763	5.8%	5.8%	Principal & Interest	06/05/2017
FSI 6000A Mortgage Loan (4)	24,197	24,271	6.8%	6.8%	Principal & Interest	10/05/2017
FSI 6000C Mortgage Loan (4)	21,900	21,967	6.8%	6.8%	Principal & Interest	10/05/2017
	203,767	204,807
Total notes payable principal outstanding	430,098	431,138
Discount on notes payable, net (5)	(2,299)	(2,487)
Deferred financing costs, net	(341)	(429)
Total notes payable, net	$427,458	$428,222
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2016, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On April 15, 2016, the Company, through an indirect wholly owned subsidiary, entered into a defeasance agreement with the lenders under the Bank of America - BBD2 Mortgage Loan. See Note 12, “Subsequent Events - Defeasance of the Bank of America - BBD2 Mortgage Loan.”
(4) On April 11, 2016, the Company, through indirect wholly owned subsidiaries, entered into a defeasance agreement with each of the lenders under these loans. See Note 12, “Subsequent Events - Disposition of the FSI 6000 Properties and Defeasance of the FSI 6000 Mortgage Loans.”
(5) Represents the unamortized discounts and premiums on notes payable due to the above- and below-market interest rates when the loans were assumed. The discounts and premiums are amortized over the remaining life of the respective loan.
As of March 31, 2016 and December 31, 2015, the Company’s deferred financing costs were $0.3 million and $0.4 million, respectively, net of amortization. During the three months ended March 31, 2016 and 2015, the Company incurred interest expense of $5.2 million and $8.7 million, respectively. Included in interest expense was: (i) the amortization of deferred financing costs of $0.1 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, and (ii) the amortization of discounts and premiums on notes payable, which increased interest expense by $0.2 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, $2.2 million and $1.7 million of interest was payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2016 (in thousands):

April 1, 2016 through December 31, 2016	$67,078
2017	269,788
2018	4,707
2019	61,957
2020	2,728
Thereafter	23,840
$430,098
The following summarizes the activity related to notes payable for the three months ended March 31, 2016 (in thousands):

Total notes payable, net - December 31, 2015	$428,222
Principal repayments	(1,040)
Amortization of discounts and premiums on notes payable, net	188
Amortization of deferred financing costs	88
Total notes payable, net - March 31, 2016	$427,458
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of March 31, 2016, the Company was in compliance with these debt covenants.

8.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
March 31, 2016
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of March 31, 2016 and December 31, 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$35,776	$27,517	$25,747	$35,811	$27,281	$25,218
Financial liabilities:
Notes payable	$430,098	$427,458	$450,544	$431,138	$428,222	$448,351
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Assets Recorded at Fair Value
During the three months ended March 31, 2016, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate held for investment	$37,070	$—	$—	$37,070
Impaired real estate held for sale	8,771	—	—	8,771
_____________________
(1) Amounts represent the aggregate fair value for real estate assets impacted by impairment charges during the three months ended March 31, 2016, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
As of March 31, 2016, certain of the Company’s real estate properties held for investment were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted as a result of changes in cash flow projections. See Note 3, “Real Estate Held for Investment — Impairment of Real Estate,” for information regarding impairments related to real estate held for investment. As of March 31, 2016, certain of the Company’s real estate properties held for sale and sold were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted to estimated fair value. The Company estimated the fair value for these impaired real estate properties held for sale and sold based on an estimated sales price, less estimated costs to sell.

9.	RELATED PARTY TRANSACTIONS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

During the three months ended March 31, 2016 and 2015, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2016 and 2015, respectively, and any related amounts payable as of March 31, 2016 and December 31, 2015 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Expensed
Asset management fees	$2,348	$2,420	$—	$—
Reimbursement of operating expenses(1)	64	49	46	68
Disposition fees(2)	418	1,185	—	—
	$2,830	$3,654	$46	$68
_____________________
(1) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $64,000 and $45,000 for the three months ended March 31, 2016 and 2015, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2016 and 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) Disposition fees with respect to real estate sold are included in the gain (loss) on sales of real estate in the accompanying consolidated statements of operations.
As of March 31, 2016, the Company had $112,000 due from the Advisor, which consisted of $36,000 in property insurance rebate and $76,000 in legal and professional fees reimbursable to the Company.
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
March 31, 2016
(unaudited)

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

As of March 31, 2016, the Company had sold 161 GKK Properties for an aggregate contract sales price of $214.1 million for which the Company had not paid or accrued a disposition fee. If the conflicts committee determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these GKK Properties sold as of March 31, 2016, which amount would be determined by the conflicts committee in its sole discretion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

10.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities. The GKK Properties segment consists of primarily office properties, bank branch properties, operations centers and other properties located in 29 states but excludes GKK Properties that were classified as discontinued operations. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, asset management fees, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three months ended March 31, 2016 and 2015, and total assets and total liabilities for each reportable segment as of March 31, 2016 and December 31, 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Real estate segment (1)	$17,189	$17,841
Real estate-related segment	810	726
GKK Properties segment (1)	23,126	31,010
Total revenues	$41,125	$49,577
Interest expense:
Real estate segment (1)	$1,938	$2,209
GKK Properties segment (1)	3,291	6,524
Total interest expense	$5,229	$8,733
NOI:
Real estate segment (1)	$7,735	$6,394
Real estate-related segment	809	725
GKK Properties segment (1)	6,036	4,955
Total NOI	$14,580	$12,074

	As of March 31,	As of December 31,
	2016	2015
Assets:
Real estate segment	$493,978	$499,789
Real estate-related segment	28,705	27,899
GKK Properties segment	324,063	350,392
Total segment assets	846,746	878,080
Real estate held for sale	146,754	165,615
Corporate-level (2)	59,974	11,170
Total assets	$1,053,474	$1,054,865
Liabilities:
Real estate segment	$242,832	$243,387
Real estate-related segment	14	3
GKK Properties segment	152,124	155,752
Total segment liabilities	394,970	399,142
Real estate held for sale	122,478	124,756
Corporate-level (3)	1,446	1,304
Total liabilities	$518,894	$525,202
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of March 31, 2016. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $59.5 million and $10.6 million as of March 31, 2016 and December 31, 2015, respectively.
(3) As of March 31, 2016 and December 31, 2015, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net income	$10,819	$8,589
Gain on sales of real estate	(23,586)	(13,967)
Loss (gain) from extinguishment of debt	3	—
Gain on sale of foreclosed real estate held for sale	—	(2,509)
Other income and interest income	(243)	(116)
Asset management fees to affiliate	2,348	2,420
General and administrative expenses	3,372	2,220
Depreciation and amortization	10,998	15,605
Impairment charges on real estate	10,864	—
Total income from discontinued operations	5	(168)
NOI (1)	$14,580	$12,074
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of March 31, 2016. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.

11.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant to leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates from 2017 through 2042 and the building leases have expiration dates from 2016 through 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of March 31, 2016 were as follows (in thousands):

April 1, 2016 through December 31, 2016	$12,477
2017	12,644
2018	2,440
2019	1,774
2020	1,289
Thereafter	30,182
$60,806
If the Company was to dispose of an asset that is subject to a ground lease, the Company may incur additional losses to settle obligations related to the ground lease.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
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

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On May 6, 2016, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 22, 2016. The Company expects to pay this distribution on or about June 29, 2016.
Disposition of the FSI 6000 Properties and Defeasance of the FSI 6000 Mortgage Loans
On April 11, 2016, the Company sold 61 bank branch properties, containing 245,843 rentable square feet (the “FSI 6000 Properties”), to a buyer unaffiliated with the Company or the Advisor (the “FSI 6000 Buyer”), for an aggregate sales price, net of closing credits, of $139.6 million (which includes a payment of $6.6 million by the FSI 6000 Buyer to the Company to compensate the Company for costs and expenses the Company incurred in connection with the defeasance of the FSI 6000 Mortgage Loans, as defined below), excluding closing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

In connection with the disposition of the FSI 6000 Properties, the Company entered into a defeasance agreement with each of the lenders under the FSI 6000A Mortgage Loan, FSI 6000B Mortgage Loan, FSI 6000C Mortgage Loan and FSI 6000D Mortgage Loan (collectively, the “FSI 6000 Mortgage Loans”) to defease the entire aggregate outstanding principal balance of $102.3 million under the FSI 6000 Mortgage Loans, releasing the FSI 6000 Properties, which had secured the FSI 6000 Mortgage Loans. The defeasance costs and write-off of an unamortized discount resulted in an aggregate loss on extinguishment of debt of approximately $6.6 million.
Defeasance of the Bank of America - BBD2 Mortgage Loan
On April 15, 2016, the Company, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease the remaining outstanding principal balance of $65.1 million, releasing all the properties that secured the Bank of America - BBD2 Mortgage Loan. The Bank of America - BBD2 Mortgage Loan bore interest at a rate of 5.96% and was due to mature on September 8, 2019. The defeasance costs and write-off of an unamortized discount and unamortized deferred financing costs resulted in a loss on extinguishment of debt of approximately $12.7 million.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are the first publicly offered investment program sponsored by the affiliates of our external advisor, KBS Capital Advisors LLC ( “KBS Capital Advisors”), which makes our future performance difficult to predict. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our advisor.

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

•
During the year ended December 31, 2015, the Company disposed of 34 properties (of which 31 were GKK Properties) and terminated its leasehold interest in three GKK Properties. During the three months ended March 31, 2016, the Company disposed of 14 properties (all of which were GKK Properties). As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased significantly as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

•
Although the special committee of our board of directors has engaged a financial advisor to assist with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).
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
As of March 31, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in, 350 real estate properties (of which 77 properties were held for sale, all of which were GKK Properties), including the GKK Properties. In addition, as of March 31, 2016, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.

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
Current conditions in the global capital markets remain volatile. The International Monetary Fund, in its Global Financial Stability Report, states that the economic outlook has deteriorated in advanced economies because of heightened uncertainty and setbacks to growth and confidence. This situation is amplified in emerging economies, where oil and commodity prices, coupled with slower economic growth, have kept risk levels elevated. Dismal financial conditions in Europe and Japan, and continued outflows from emerging markets are some of the crucial risks leading to financial uncertainty and poor investor confidence. China, in particular, has been a source of uncertainty, as the economy is undergoing a complex transition towards a more sustainable growth model; one that is based on consumption and services.
In the United States, economic growth has been relatively steady and low. The U.S. labor markets have been improving and are adding approximately 200,000 jobs each month. The unemployment rate is hovering around 5%. These positive signs are, however, offset somewhat by a lack of real income growth and a persistently low labor participation rate. The U.S. energy market has been struggling with the oversupply of oil and natural gas, which is a reversal of the trend that played an important role in the U.S. economic recovery following the 2008-2009 recession. Forward-looking economic indicators provided by the Federal Reserve are pointing to a continued slowing in gross domestic product in Q1 2016.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The Federal Reserve pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the Federal Reserve ceased the QE program and raised the Target Funds rate by 25 basis points. Following this move, the U.S. economic indicators started to weaken, and the dollar traded off against most major world currencies.
In Europe and Japan, the central bank interventions into the local economies have continued. Asset purchases and stimulus programs in both regions have driven down interest rates and investment yields. Both regions now have unnaturally low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth and poor corporate earnings have caused the markets to discount talk of further interest rate increases. This, in turn, has kept the U.S. yield curve near all-time lows, and has kept the dollar weak.
The U.S. commercial real estate market continues to benefit from strong inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Low interest rates and aggressive loan underwriting standards have helped drive property values higher. In the first quarter of 2016, lending standards were tightened and transaction volumes have slowed. This phenomenon is best captured in the decline of the commercial mortgage backed securities market, which saw issuance forecasts slashed as of 2016. Highly leveraged investors are temporarily being forced out of the market. Secondary markets and riskier asset classes experienced a drop in prices.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in Q4 2015, and has left the door open for another increase in at the end of Q2 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
As of March 31, 2016, we had fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $34.0 million. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment.  On March 29, 2016, we entered into an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination. On April 25, 2016, the scheduled closing date of the agreement in lieu of foreclosure was extended to May 13, 2016. Other than the Sandmar Mezzanine Loan, which has a book value of zero after asset specific loan loss reserves, no other real estate-related loan investments are scheduled to mature within one year from March 31, 2016. As of March 31, 2016, we had recorded $6.5 million of reserves for loan losses related to two of our real estate-related investments, the Lawrence Village Plaza Loan Origination and the Sandmar Mezzanine Loan.
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
As of March 31, 2016, we had a total of $266.0 million of fixed rate notes payable and $164.1 million of variable rate notes payable. We have $226.3 million of debt maturing (including principal amortization payments) during the 12 months ending March 31, 2017. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses; refinancing upcoming maturities and paying down debt obligations; special redemptions of common stock pursuant to our share redemption program; and the payment of distributions to stockholders.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our share redemption program provides only for special redemptions. Such redemptions are subject to an annual dollar limitation. On December 8, 2015, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in the share redemption program document. Based on historical redemption activity, we believe the $10.0 million redemption limitation for the calendar year 2016 will be sufficient for these special redemptions. During each calendar year, the annual dollar limitation for our share redemption program will be reviewed and adjusted from time to time, if necessary. We currently do not expect to have funds available for ordinary redemptions in the future.
Our focus in 2016 is: to manage our existing investment portfolio, which includes strategically selling assets; exploring short-term value-add opportunities for a small number of GKK Properties; and distributing operating cash flow and net sales proceeds to stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. We can give no assurance regarding the timing or source of future distributions. On March 11, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 21, 2016. We paid this distribution on March 28, 2016. We funded this distribution with cash flow from operations from the current period. We also continue to focus on the repayment of certain debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2016, our real estate held for investment was 86% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of March 31, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment.  On March 29, 2016, we entered into an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination. On April 25, 2016, the scheduled closing date of the agreement in lieu of foreclosure was extended to May 13, 2016.
Other than the Sandmar Mezzanine Loan, which has a book value of zero after asset specific loan loss reserves, no other real estate-related loan investments are scheduled to mature within one year from March 31, 2016. As of March 31, 2016, we had recorded $6.5 million of reserves for loan losses related to two of our real estate-related investments, the Lawrence Village Plaza Loan Origination and the Sandmar Mezzanine Loan.

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
For the three months ended March 31, 2016, we met our cash needs for leasing costs, capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate-related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the remainder of 2016.
Cash Flows from Operating Activities
As of March 31, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in 350 real estate properties (of which 77 properties were held for sale, all of which were GKK Properties). In addition, as of March 31, 2016, we owned four real estate loans receivable and a participation interest with respect to a real estate joint venture.
During the three months ended March 31, 2016, net cash provided by operating activities was $4.7 million, compared to $6.8 million of net cash provided by operating activities during the three months ended March 31, 2015. Net cash from operations decreased in 2016 primarily due to asset sales and the timing of payments for operating expenses, offset by a decrease in interest paid as a result of debt refinancing and restructuring and debt payoffs, which resulted in an overall decrease in effective interest rates and a decrease in principal outstanding. We anticipate cash flows from operating activities will decrease due to anticipated asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $31.5 million for the three months ended March 31, 2016. The significant sources and uses of net cash provided by investing activities were as follows:

•	$39.9 million of cash provided from the sale of real estate; and

•	$8.3 million of cash used for improvements to real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.3 million for the three months ended March 31, 2016. The significant sources and uses of cash for financing activities were as follows:

•	$4.7 million of cash used for distributions;

•	$1.2 million of cash used for redemptions of common stock;

•	$1.0 million of principal payments on notes payable; and

•	a $0.4 million increase in restricted cash for debt service obligations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of March 31, 2016, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. We also calculate the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. However, once the gross value of the GKK Properties falls below the original cost of our investment in the GKK Mezzanine Loan, we will calculate the asset management fee based on the gross value of the GKK Properties. As of March 31, 2016, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of March 31, 2016, we had $75.4 million of cash and cash equivalents.
As of March 31, 2016, our borrowings and other liabilities were approximately 35% of the cost (before deducting depreciation or other noncash reserves) and 38% of the book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$226,331	$62,200	$164,131	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$203,767	$4,878	$110,364	$64,685	$23,840
Interest payments on outstanding debt obligations related to historical portfolio(2)	$6,474	$6,474	$—	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$33,089	$9,764	$15,232	$5,673	$2,420
Operating leases(3)	$60,806	$12,477	$15,084	$3,063	$30,182
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of March 31, 2016.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and weighted-average interest rates as of March 31, 2016. We incurred interest expense of $4.9 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $0.3 million, during the three months ended March 31, 2016.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of March 31, 2016, we were in compliance with these debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset Management Services Agreement Related to the GKK Properties
On December 19, 2013, we, through an indirect wholly owned subsidiary (“KBS Acquisition Sub”), entered into an amended and restated asset management services agreement (the “Amended Services Agreement”) with the Property Manager with respect to the GKK Properties. The effective date of the Amended Services Agreement was December 1, 2013. Pursuant to the Amended Services Agreement, the Property Manager agreed to provide, among other services: standard asset management services, assistance related to dispositions, accounting services and budgeting and business plans for the GKK Properties (the “Services”). The Property Manager is not affiliated with us or KBS Acquisition Sub. As compensation for the Services, we agreed to pay the Property Manager: (i) an annual fee of $7.5 million plus all GKK Property-related expenses incurred by the Property Manager, (ii) subject to certain terms and conditions in the Amended Services Agreement, a profit participation interest based on a percentage (ranging from 10% to 30%) of the amount by which the gross fair market value or gross sales price of certain identified portfolios of GKK Properties exceeds the sum of (a) an agreed-upon baseline value for such GKK Property portfolios plus (b) new capital expended to increase the value of GKK Properties within the portfolios and expenditures made to pay for tenant improvements and leasing commissions related to these GKK Properties as of the measurement date, and (iii) a monthly construction oversight fee equal to a percentage of construction costs for certain construction projects at the GKK Properties overseen by the Property Manager. As of March 31, 2016, we accrued $21.4 million of estimated profit participation interest related to the GKK Properties under the Amended Services Agreement.
The Amended Services Agreement will terminate on December 31, 2016, with a one-year extension option at our option, subject to certain terms and conditions contained in the Amended Services Agreement. The Amended Services Agreement supersedes and replaces all prior agreements related to the Services among us and our affiliates and the Property Manager and its affiliates.
Results of Operations
Overview
As of March 31, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 397 real estate properties, four real estate loans receivable (one of which was impaired) and a participation interest with respect to a real estate joint venture. Subsequent to March 31, 2015, we sold one historical real estate property and 43 GKK Properties and terminated the lease of three GKK Properties in which we held a leasehold interest. As a result, as of March 31, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in, 350 real estate properties (of which 77 properties were held for sale, all of which were GKK Properties), four real estate loans receivable (two of which were impaired) and a participation interest with respect to a real estate joint venture.
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. During the three months ended March 31, 2016, we sold 14 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. As of March 31, 2016, we had classified 77 properties as held for sale, all of which were GKK Properties. During the year ended December 31, 2015, we sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the three months ended March 31, 2016 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to anticipated disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$29,396	$35,365	$(5,969)	(17)%	$(6,673)	$704
Tenant reimbursements	10,247	12,554	(2,307)	(18)%	(2,577)	270
Interest income from real estate loans receivable	810	726	84	12%	—	84
Parking revenues and other operating income	672	932	(260)	(28)%	(284)	24
Operating, maintenance and management costs	15,854	21,989	(6,135)	(28)%	(4,662)	(1,473)
Real estate taxes, property-related taxes and insurance	5,462	6,781	(1,319)	(19)%	(1,150)	(169)
Asset management fees to affiliate	2,348	2,420	(72)	(3)%	(130)	58
General and administrative expenses	3,372	2,220	1,152	52%	N/A	N/A
Depreciation and amortization expense	10,998	15,605	(4,607)	(30)%	(2,639)	(1,968)
Interest expense	5,229	8,733	(3,504)	(40)%	(2,040)	(1,464)
Impairment charge on real estate	10,864	—	10,864	100%	—	10,864
Gain on sales of real estate, net	23,586	13,967	9,619	69%	9,619	—
Gain on sale of foreclosed real estate held for sale	—	2,509	(2,509)	(100)%	(2,509)	—
Loss from extinguishment of debt	(3)	—	(3)	(100)%	(3)	—
Gain on sales of real estate, net (discontinued operations)	—	124	(124)	(100)%	(124)	—
(Loss) income from discontinued operations	(5)	44	(49)	(111)%	(49)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to real estate and real estate-related investments disposed of on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $6.0 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in rental income due to termination fees and increase in occupancy at certain properties. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary in large part based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $2.3 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by a net increase in operating expense recoveries related to the GKK Properties held throughout both periods. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rates of the properties in our portfolio, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable increased slightly from $0.7 million for the three months ended March 31, 2015 to $0.8 million for the three months ended March 31, 2016. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of March 31, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. Subsequently, we continued to receive interest payments from the borrower under the Lawrence Village Plaza Loan Origination and recognized the interest income on a cash basis. On March 29, 2016, we entered into an agreement in lieu of foreclosure with the borrower under the Lawrence Village Plaza Loan Origination. On April 25, 2016, the scheduled closing date of the agreement in lieu of foreclosure was extended to May 13, 2016.
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
Property operating, maintenance and management costs from our real estate properties decreased by $6.1 million primarily due to properties sold, the results of which are included in income from continuing operations, and a decrease in utility expenses and snow removal expenses related to our real estate properties located in the midwestern and northeastern regions of the United States due to record snow fall during the first quarter 2015. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $6.8 million for the three months ended March 31, 2015 to $5.5 million for the three months ended March 31, 2016 primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $2.4 million for the three months ended March 31, 2015 to $2.3 million for the three months ended March 31, 2016 primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs. See “Liquidity and Capital Resources.”
General and administrative expenses increased by $1.2 million primarily due to an increase of $0.8 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement, and an increase of $0.4 million of other professional fees related to the Special Committee’s engagement of Evercore to act as our financial advisor. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information and “— Liquidity and Capital Resources” for our discussion on the engagement of Evercore. General and administrative expenses consist primarily of management fees related to the Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense from our real estate properties decreased by $4.6 million primarily due to real estate property sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations related to properties held throughout both periods. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $3.5 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to March 31, 2015. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the three months ended March 31, 2016, we recorded a non-cash impairment charge of $10.9 million. The impairment charge for the three months ended March 31, 2016 included $10.6 million with respect to 20 properties classified as real estate held for investment (including 18 GKK Properties) to write-down the carrying values of these real estate investments to their estimated fair values and $0.3 million with respect to three GKK Properties that were held for sale to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. We did not record an impairment charge on real estate during the three months ended March 31, 2015. The facts and circumstances leading to the impairments on our real estate held for investment during the three months ended March 31, 2016 are as follows:

•
City Gate Plaza: We recognized an impairment charge during the three months ended March 31, 2016 of $2.7 million to reduce the carrying value of our investment in City Gate Plaza, an office property located in Sacramento, California, to its estimated fair value. During the three months ended March 31, 2016, we revised our cash flow projections to account for higher projected leasing costs to stabilize the property. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•
University Park Buildings: We recognized an impairment charge during the three months ended March 31, 2016 of $1.2 million to reduce the carrying value of our investment in the University Park Buildings, an office property located in Sacramento, California, to its estimated fair value. We revised our cash flow projections primarily to account for higher projected capital costs for general building upgrades and to address certain maintenance issues. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•	GKK Properties:

◦
Citizens Bank Portfolio: We recognized an impairment charge during the three months ended March 31, 2016 of $5.3 million relating to 13 properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

◦
Other Properties: We recognized an impairment charge during the three months ended March 31, 2016 of $1.4 million relating to five other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $600,000. These impairments generally resulted from changes in the projected hold periods or changes in lease projections including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

We recognized a gain on sales of real estate of $23.6 million related to the disposition of 14 GKK Properties during the three months ended March 31, 2016 that were included in income from continuing operations. We recognized a gain on sales of real estate of $14.0 million related to the disposition of two historical industrial properties and one GKK Property during the three months ended March 31, 2015 that were included in income from continuing operations.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, gain (loss) from extinguishment of debt and the net amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

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

Our calculation of FFO and MFFO is presented in the table below for the three months ended March 31, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2016	2015
Net income	$10,819	$8,589
Depreciation of real estate assets	7,620	10,015
Amortization of lease-related costs	3,378	5,590
Impairment charges on real estate	10,864	—
Gain on foreclosed real estate held for sale	—	(2,509)
Gain on sales of real estate, net	(23,586)	(13,967)
Gain on sales of real estate, net - discontinued operations	—	(124)
FFO	9,095	7,594
Straight-line rent and amortization of above- and below-market leases	(1,244)	(2,285)
Loss from extinguishment of debt	3	—
Amortization of discounts and closing costs on real estate loans receivable	(271)	(240)
Amortization of discounts and premiums on GKK notes payable, net	188	511
MFFO	$7,771	$5,580
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first quarter of 2016 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)		Cash Flow From Operations
			Distributions Paid (1) (2)
First Quarter 2016	$4,655	$0.025	$4,655	$4,653
_____________________
(1) Distributions consist of the following, as applicable:

•
On March 11, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 21, 2016. This distribution totaled approximately $4.7 million and was paid on March 28, 2016.

(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
For the three months ended March 31, 2016, we paid aggregate cash distributions of $4.7 million. FFO and cash flow from operations for the three months ended March 31, 2016 were $9.1 million and $4.7 million, respectively. We funded our total distributions paid with current period cash flow from operations. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above. For information on our liquidity and distribution policies, see “– Liquidity and Capital Resources.”
Our operating performance and ability to pay distributions cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “ - Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources”and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Those factors include: the future operating performance of our investments; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to sell assets to cover our liquidity needs; our ability to successfully operate and sell the GKK Properties given the concentration of the GKK Properties in the financial services sector; the significant debt obligations we assumed with respect to the GKK Properties; and our advisor’s limited experience operating and selling bank branch properties.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our policies during 2016.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On May 6, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 22, 2016. We expect to pay this distribution on or about June 29, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Disposition of the FSI 6000 Properties and Defeasance of the FSI 6000 Mortgage Loans
On April 11, 2016, we sold 61 bank branch properties, containing 245,843 rentable square feet (the “FSI 6000 Properties”), to a buyer unaffiliated with us or our advisor (the “FSI 6000 Buyer”), for an aggregate sales price, net of closing credits, of $139.6 million (which includes a payment of $6.6 million by the FSI 6000 Buyer to us to compensate us for costs and expenses we incurred in connection with the defeasance of the FSI 6000 Mortgage Loans, as defined below), excluding closing costs.
In connection with the disposition of the FSI 6000 Properties, we entered into a defeasance agreement with each of the lenders under the FSI 6000A Mortgage Loan, FSI 6000B Mortgage Loan, FSI 6000C Mortgage Loan and FSI 6000D Mortgage Loan (collectively, the “FSI 6000 Mortgage Loans”) to defease the entire aggregate outstanding principal balance of $102.3 million under the FSI 6000 Mortgage Loans, releasing the FSI 6000 Properties, which had secured the FSI 6000 Mortgage Loans. The defeasance costs and write-off of an unamortized discount resulted in an aggregate loss on extinguishment of debt of approximately $6.6 million.
Defeasance of the Bank of America - BBD2 Mortgage Loan
On April 15, 2016, we, through an indirect wholly owned subsidiary, entered into a defeasance with the lender under the Bank of America - BBD2 Mortgage Loan to defease the remaining outstanding principal balance of $65.1 million, releasing all the properties which had secured the Bank of America - BBD2 Mortgage Loan. The Bank of America - BBD2 Mortgage Loan bore interest at a rate of 5.96% and was due to mature on September 8, 2019. The defeasance costs and write-off of an unamortized discount and unamortized deferred financing costs resulted in a loss on extinguishment of debt of approximately $12.7 million.

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
We have borrowed funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2016, the fair value and book value of our fixed rate real estate loans receivable were $25.7 million and $27.5 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of March 31, 2016, the fair value of our fixed rate debt was $286.5 million and the outstanding principal balance of our fixed rate debt was $266.0 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on our $164.1 million of variable rate debt outstanding. Based on interest rates as of March 31, 2016, if interest rates are 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt outstanding would increase by approximately $1.6 million. As of March 31, 2016, one-month LIBOR was 0.43725% and if this index was reduced to 0% during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $0.7 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of March 31, 2016 was 11.4%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2016, using the interest method, which we use to recognize interest income on our real estate loans receivable without asset-specific loan loss reserves. The weighted-average interest rates of our fixed rate debt and interest rate of our variable rate debt as of March 31, 2016 were 6.0% and 2.2%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2016, using interest rate indices as of March 31, 2016, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
See the risks in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016.
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

c)
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “special redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in our share redemption program, including:

•
During each calendar year, special redemptions are limited to an annual dollar amount determined by our board of directors. The annual dollar limitation for our share redemption program may be reviewed and adjusted from time to time during the year. On December 8, 2015, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2016 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in our share redemption program.

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
The only redemptions we made under our share redemption program during the three months ended March 31, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the three months ended March 31, 2016, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of cash flow from operations and proceeds from the sale of properties.

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
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $3.94 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to our net asset value to give effect to the December 7, 2015 payment of a special distribution of $0.25 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on December 1, 2015. The change in redemption price became effective for the December 2015 redemption date and will be effective until the estimated value per share is updated. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 16, 2016. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2016.
During the three months ended March 31, 2016, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	110,866	$3.94	(2)	(3)
February 2016	111,902	$3.94	(2)	(3)
March 2016	93,851	$3.94	(2)	(3)
Total	316,619
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the three months ended March 31, 2016, we redeemed $1.2 million of shares of common stock. The only redemptions we made under our share redemption program during the three months ended March 31, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. On December 8, 2015, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2016. Based on this redemption limitation and those described above and redemptions through March 31, 2016, we may redeem up to $8.8 million of shares that meet the requirements for special redemptions for the remainder of 2016.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
None.

PART II. OTHER INFORMATION
Item 6. Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed May 4, 2006

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087, filed June 23, 2005

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of November 8, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 16, 2016

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	May 10, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 10, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)