Form 10-Q
period 2016-06-30
KBS Real Estate Investment Trust, Inc.
filed 2016-08-10
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2016, there were 185,498,863 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate held for investment:
Land	$126,721	$131,874
Buildings and improvements	462,653	484,773
Tenant origination and absorption costs	23,377	26,940
Total real estate held for investment, at cost and net of impairment charges	612,751	643,587
Less accumulated depreciation and amortization	(91,963)	(102,618)
Total real estate held for investment, net	520,788	540,969
Real estate held for sale, net	112,038	319,911
Total real estate, net	632,826	860,880
Real estate loans receivable, net	22,304	27,281
Total real estate and real estate-related investments, net	655,130	888,161
Cash and cash equivalents	181,025	46,605
Restricted cash	18,499	39,874
Rents and other receivables, net	26,319	26,510
Above-market leases, net	4,539	5,417
Assets related to real estate held for sale	6,409	27,245
Prepaid expenses and other assets, net	23,758	21,053
Total assets	$915,679	$1,054,865
Liabilities and equity
Notes payable:
Notes payable, net	$217,723	$244,420
Notes payable related to real estate held for sale, net	33,490	183,802
Total notes payable, net	251,213	428,222
Accounts payable and accrued liabilities	18,399	19,152
Due to affiliates	218	68
Below-market leases, net	12,427	15,485
Liabilities related to real estate held for sale	4,301	12,528
Other liabilities	40,049	49,747
Total liabilities	326,607	525,202
Commitments and contingencies (Note 12)
Redeemable common stock	6,708	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 185,578,670 and 186,414,147 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,856	1,864
Additional paid-in capital	1,656,145	1,656,137
Cumulative distributions and net losses	(1,075,637)	(1,138,338)
Total stockholders’ equity	582,364	519,663
Total liabilities and stockholders’ equity	$915,679	$1,054,865
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$24,950	$32,432	$54,346	$67,797
Tenant reimbursements	8,598	11,133	18,846	23,688
Interest income from real estate loans receivable	739	741	1,549	1,467
Parking revenues and other operating income	497	660	1,169	1,592
Total revenues	34,784	44,966	75,910	94,544
Expenses:
Operating, maintenance, and management	14,711	17,843	30,565	39,833
Real estate taxes, property-related taxes, and insurance	4,634	5,865	10,096	12,646
Asset management fees to affiliate	2,097	2,346	4,446	4,766
Foreclosure fees and expenses	262	—	262	—
General and administrative expenses	2,890	6,047	6,262	8,277
Depreciation and amortization	10,046	14,205	21,044	29,810
Interest expense	2,651	8,084	7,880	16,816
Impairment charges on real estate	14,629	—	25,493	—
Total expenses	51,920	54,390	106,048	112,148
Other income and loss
Gain on sales of real estate, net	97,349	35,093	120,935	49,059
Gain on sales of foreclosed real estate held for sale	—	—	—	2,509
Loss from extinguishment of debt	(19,317)	(6,385)	(19,320)	(6,376)
Other interest income	203	120	340	241
Other income	—	354	106	349
Total other income	78,235	29,182	102,061	45,782
Income from continuing operations	61,099	19,758	71,923	28,178
Discontinued operations:
Gain on sales of real estate, net	—	—	—	124
Income (loss) from discontinued operations	83	(7)	78	38
Total income (loss) from discontinued operations	83	(7)	78	162
Net income	$61,182	$19,751	$72,001	$28,340
Basic and diluted income per common share:
Continuing operations	$0.33	$0.11	$0.39	$0.15
Discontinued operations	—	—	—	—
Net income per common share	$0.33	$0.11	$0.39	$0.15
Weighted-average number of common shares outstanding, basic and diluted	185,908,553	187,389,195	186,104,088	187,552,869
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$602,773
Net loss	—	—	—	(11,387)	(11,387)
Redemptions of common stock	(1,431,368)	(15)	(6,346)	—	(6,361)
Distributions declared	—	—	—	(65,362)	(65,362)
Balance, December 31, 2015	186,414,147	$1,864	$1,656,137	$(1,138,338)	$519,663
Net income	—	—	—	72,001	72,001
Redemptions of common stock	(835,477)	(8)	(3,284)	—	(3,292)
Transfers from redeemable common stock	—	—	3,292	—	3,292
Distributions declared	—	—	—	(9,300)	(9,300)
Balance, June 30, 2016	185,578,670	$1,856	$1,656,145	$(1,075,637)	$582,364
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$72,001	$28,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,044	29,810
Impairment charges on real estate	25,493	—
Loss due to property damages	1,033	—
Noncash interest income on real estate-related investments	(551)	(491)
Deferred rent	(331)	(935)
Bad debt expense	219	368
Amortization of deferred financing costs	182	1,259
Amortization of above- and below-market leases, net	(2,831)	(4,081)
Gain on sales of foreclosed real estate held for sale	—	(2,509)
Gain on sales of real estate, net	(120,935)	(49,183)
Loss on extinguishment of debt	19,320	6,376
Amortization of discounts and premiums on notes payable, net	211	867
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	10,026	8,030
Rents and other receivables	(1,220)	3,020
Prepaid expenses and other assets	(3,783)	(575)
Accounts payable and accrued liabilities	1,502	3,454
Due to affiliates	150	(12)
Other liabilities	(9,679)	(5,693)
Net cash provided by operating activities	11,851	18,045
Cash Flows from Investing Activities:
Improvements to real estate	(16,521)	(19,024)
Proceeds from sales of real estate, net	337,007	204,943
Proceeds from sales of foreclosed real estate held for sale	—	14,155
Principal repayments on real estate loans receivable	48	78
Net change in restricted cash for capital expenditures	1,463	3,735
Net cash provided by investing activities	321,997	203,887
Cash Flows from Financing Activities:
Principal payments on notes payable	(11,950)	(126,207)
Purchase of treasury securities in connection with defeasance of notes payable	(184,772)	—
Prepayment premium on the repayment of debt	—	(4,390)
Net change in restricted cash for debt service obligations	9,886	778
Payments to redeem common stock	(3,292)	(3,108)
Distributions paid to common stockholders	(9,300)	(14,071)
Net cash used in financing activities	(199,428)	(146,998)
Net increase in cash and cash equivalents	134,420	74,934
Cash and cash equivalents, beginning of period	46,605	58,675
Cash and cash equivalents, end of period	$181,025	$133,609
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of June 30, 2016, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 232 real estate properties (of which 23 properties were held for sale, 22 of which were GKK Properties), including the GKK Properties (defined below). In addition, as of June 30, 2016, the Company owned three real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of June 30, 2016, the Company had redeemed 13,856,909 of the shares sold in the Offering for $95.1 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
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
On June 29, 2016, KBS Acquisition Sub entered into two agreements, a second amended and restated asset management services agreement (the “Second Amended Services Agreement”) and an accounting/construction services agreement (the “Accounting/Construction Services Agreement”), with the Property Manager. The effective date of both the Second Amended Services Agreement and the Accounting/Construction Services Agreement was June 1, 2016. Combined, the Services and the key terms and compensation for the Services under the Second Amended Services Agreement and the Accounting/Construction Services Agreement are the same as those of the prior Amended Services Agreement; the two agreements allocate the Services and the compensation between asset management services and accounting/construction services.  The Second Amended Services Agreement and the Accounting/Construction Services Agreement supersede and replace all prior agreements related to the Services among the Company and its affiliates and the Property Manager and its affiliates. The Second Amended Services Agreement and the Accounting/Construction Services Agreement will terminate on December 31, 2016, with a one-year extension option at the Company’s option, subject to certain terms and conditions contained in the agreements. On June 29, 2016, the Property Manager assigned the Second Amended Services Agreement to an affiliate, GPT Realty Management LP, an entity controlled by Gramercy.
As of June 30, 2016, the Company accrued $20.1 million of estimated profit participation interest related to the GKK Properties under the Second Amended Services Agreement.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2016, the Company sold 133 properties (132 of which were GKK Properties). As of June 30, 2016, the Company had classified 23 properties as held for sale, 22 of which were GKK Properties. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock, as there were no potentially dilutive securities outstanding during the six months ended June 30, 2016 and 2015, respectively.
Distributions declared per share of common stock were $0.025 and $0.050 for the three and six months ended June 30, 2016, respectively, and $0.025 and $0.050 for the three and six months ended June 30, 2015, respectively. Distributions per share of common stock were based on a quarterly record date for each quarter ended June 30, 2016 and 2015, respectively.
Segments
The Company’s segments are based on the Company’s method of internal reporting, which classifies its operations by investment type: (i) real estate, (ii) real estate-related and (iii) commercial properties primarily leased to financial institutions received under the Settlement Agreement, the GKK Properties. For financial data by segment, see Note 11, “Segment Information.”
Square Footage, Occupancy and Other Measures
 Any references to square footage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.   ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

3.	REAL ESTATE HELD FOR INVESTMENT
As of June 30, 2016, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 5.0 million rentable square feet and was 86% occupied. These properties are located in 26 states and include office properties, industrial properties, bank branch properties and a retail property. Included in the Company’s portfolio of real estate held for investment was 2.4 million rentable square feet related to the GKK Properties held for investment, which were 83% occupied as of June 30, 2016.
The following table summarizes the Company’s investments in real estate as of June 30, 2016 and December 31, 2015 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of June 30, 2016:
Office	$55,335	$289,769	$525	$345,629
Industrial	10,975	56,897	1,835	69,707
Retail (1)	1,607	2,967	805	5,379
GKK Properties	58,804	113,020	20,212	192,036
Real estate held for investment, at cost and net of impairment charges	126,721	462,653	23,377	612,751
Accumulated depreciation/amortization	—	(79,003)	(12,960)	(91,963)
Real estate held for investment, net	$126,721	$383,650	$10,417	$520,788
As of December 31, 2015:
Office	$56,745	$294,979	$525	$352,249
Industrial	10,974	56,451	1,835	69,260
GKK Properties	64,155	133,343	24,580	222,078
Real estate held for investment, at cost and net of impairment charges	131,874	484,773	26,940	643,587
Accumulated depreciation/amortization	—	(87,547)	(15,071)	(102,618)
Real estate held for investment, net	$131,874	$397,226	$11,869	$540,969
_____________________
(1) On May 13, 2016, the Company received a deed-in-lieu of foreclosure in satisfaction of all amounts due to it under its investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan. See Note 5, “Real Estate Loans Receivable.”
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2016, the Company’s leases, including those related to the GKK Properties held for investment and excluding options to extend, had remaining terms of up to 14.0 years with a weighted-average remaining term of 4.1 years. As of June 30, 2016, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 9.6 years with a weighted-average remaining term of 3.3 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $3.0 million and $3.2 million as of June 30, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

During the six months ended June 30, 2016 and 2015, the Company recognized deferred rent from tenants of $0.3 million and $0.9 million, respectively. These amounts for the six months ended June 30, 2016 and 2015 were net of $0.7 million and $0.7 million of lease incentive amortization, respectively. As of June 30, 2016 and December 31, 2015, the cumulative deferred rent balance was $21.0 million and $19.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $5.1 million and $4.8 million of unamortized lease incentives as of June 30, 2016 and December 31, 2015, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of June 30, 2016 for the years ending December 31 is as follows (in thousands):

July 1, 2016 through December 31, 2016	$36,291
2017	70,179
2018	60,162
2019	52,780
2020	43,930
Thereafter	124,873
$388,215
As of June 30, 2016, the Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	48	$26,041	34.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.
As of June 30, 2016, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has over 200 tenants over a diverse range of industries and geographical regions. As of June 30, 2016 and December 31, 2015, the Company had a bad debt expense reserve of $0.6 million and $0.5 million, respectively. The Company’s bad debt expense reserve as of June 30, 2016 and December 31, 2015 included $0.5 million and $0.4 million related to the GKK Properties, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded bad debt expense related to its tenant receivables of $0.2 million and $0.4 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	1,002,669	23.5%	$9,536	12.6%	$9.51	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of June 30, 2016, lease expiration dates ranged from 2019 through 2023 with a weighted-average remaining term of 4.5 years.
No other tenant represented more than 10% of the Company’s annualized base rent.
Geographic Concentration Risk
As of June 30, 2016, the Company’s net investments in real estate in Virginia represented 12.9% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the three months ended June 30, 2016, the Company recorded non-cash impairment charges of $14.6 million, of which $14.2 million relates to 30 properties classified as real estate held for investment (including 27 GKK Properties), to write-down the carrying values of these real estate investments to their estimated fair values and $0.4 million with respect to two GKK Properties that were held for sale to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. During the six months ended June 30, 2016, the Company recorded non-cash impairment charges of $25.5 million, of which $24.8 million related to 44 properties classified as real estate held for investment (including 41 GKK Properties), to write-down the carrying values of these real estate investments to their estimated fair values and $0.7 million with respect to five GKK Properties that were held for sale or sold to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. See Note 6, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale or sold. The facts and circumstances leading to the impairments on the Company’s real estate held for investment are as follows:
City Gate Plaza
The Company recognized an impairment charge during the six months ended June 30, 2016 of $3.3 million to reduce the carrying value of the Company’s investment in City Gate Plaza, an office property located in Sacramento, California, to its estimated fair value. The Company revised its cash flow projections to account for higher projected leasing costs to stabilize the property. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.
University Park Buildings
The Company recognized an impairment charge during the six months ended June 30, 2016 of $3.2 million to reduce the carrying value of the Company’s investment in the University Park Buildings, an office property located in Sacramento, California, to its estimated fair value. The Company revised its cash flow projections primarily to account for higher projected capital costs for general building upgrades and to address certain maintenance issues. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

ADP Plaza
The Company recognized an impairment charge during the six months ended June 30, 2016 of $1.7 million to reduce the carrying value of the Company’s investment in ADP Plaza, an office property located in Portland, Oregon, to its estimated fair value. The Company revised its cash flow projections due to an increase in projected vacancy as a tenant occupying 48.6% of the building’s rentable square feet notified the Company that it will exercise its contraction option as early as January 2017, resulting in a decrease in projected cash flows.
GKK Properties
Citizens Bank Portfolio
The Company recognized an impairment charge during the six months ended June 30, 2016 of $9.5 million relating to 21 properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.
Pitney Bowes - Bank of America Portfolio
The Company recognized an impairment charge during the six months ended June 30, 2016 of $1.7 million relating to 8 properties in the Pitney Bowes - Bank of America Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.
Other Properties
The Company recognized an impairment charge during the six months ended June 30, 2016 of $5.4 million relating to 12 other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $800,000. These impairments generally resulted from changes in lease projections, including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cost, net of impairments	$23,377	$26,940	$13,680	$13,624	$(44,033)	$(44,033)
Accumulated amortization	(12,959)	(15,071)	(9,141)	(8,207)	31,606	28,548
Net amount	$10,418	$11,869	$4,539	$5,417	$(12,427)	$(15,485)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(1,288)	$(2,581)	$(476)	$(1,303)	$1,995	$3,594

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(2,830)	$(5,405)	$(1,304)	$(2,158)	$4,135	$6,239

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

5.	REAL ESTATE LOANS RECEIVABLE
As of June 30, 2016 and December 31, 2015, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2016(1)	Book Value as of June 30, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,074	$5,096	$5,096	5.4%	—%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	—	—	6,903	(5)	(5)	(5)
San Diego Office Portfolio B-Note San Diego, California (6)	10/26/2007	Office	B-Note	20,000	18,726	18,277	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,807	3,578	3,503	6.1%	12.4%	07/11/2017
				$28,881	$27,400	$33,779
Reserve for Loan Losses (7)				—	(5,096)	(6,498)
				$28,881	$22,304	$27,281
_____________________
(1) Outstanding principal balance as of June 30, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2016. The contractual interest rates and annualized effective interest rates presented are as of June 30, 2016.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of June 30, 2016. See “—Reserve for Loan Losses.”
(5) On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. On May 13, 2016, the Company received a deed-in-lieu of foreclosure in satisfaction of all amounts due to it under its investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan.
(6) The borrower under this note is a wholly owned subsidiary of the Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of the Irvine Company. During the six months ended June 30, 2016, the Company recognized $1.0 million of interest income related to its investment in this loan.
(7) See “—Reserve for Loan Losses.”
As of June 30, 2016 and December 31, 2015, interest receivable from real estate loans receivable was $0.1 million and $0.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the six months ended June 30, 2016 (in thousands):

Real estate loans receivable, net - December 31, 2015	$27,281
Principal repayments received on real estate loans receivable	(48)
Accretion of discounts on purchased real estate loans receivable	568
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(17)
Deed-in-lieu foreclosure of real estate loan receivable	(5,480)
Real estate loans receivable, net - June 30, 2016	$22,304

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

For the three and six months ended June 30, 2016 and 2015, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest income	$459	$491	$998	$976
Interest accretion	288	258	568	506
Amortization of origination fees and costs	(8)	(8)	(17)	(15)
Interest income from real estate loans receivable	$739	$741	$1,549	$1,467
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. As of June 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. As of September 30, 2015, the book value, which is net of the loan loss reserve for the Sandmar Mezzanine Loan, was $0. Subsequent to September 30, 2015, the Company began recognizing cash receipts related to the Sandmar Mezzanine Loan as interest income. During the six months ended June 30, 2016 and 2015, the Company recognized interest income of $94,000 and $0 related to the Sandmar Mezzanine Loan, respectively. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment and the Company began recognizing interest income on a cash basis. On May 13, 2016, the Company received a deed-in-lieu of foreclosure in satisfaction of all amounts due to it under its investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan. During the six months ended June 30, 2016 and 2015, the Company recognized interest income of $0.2 million and $0.3 million on the Lawrence Village Plaza Loan Origination, respectively.
Reserve for Loan Losses
As of June 30, 2016, the total reserve for loan losses consisted of $5.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.1 million.
The Company did not record additional loan loss reserves during the six months ended June 30, 2016.

6.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operating results of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2015, the Company disposed of 34 properties (of which 31 were GKK Properties) and terminated its leasehold interest in three GKK Properties. As of December 31, 2015, the Company had classified eight properties as held for sale (all of which were GKK Properties). During the six months ended June 30, 2016, the Company disposed of 133 properties (132 of which were GKK Properties). As of June 30, 2016, the Company had classified 23 properties as held for sale, 22 of which were GKK Properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following summary presents the major components of assets and liabilities related to real estate held for sale as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$129,637	$380,376
Accumulated depreciation and amortization	(17,599)	(60,465)
Real estate held for sale, net	112,038	319,911
Other assets	6,409	27,245
Total assets related to real estate held for sale	$118,447	$347,156
Liabilities related to real estate held for sale
Notes payable, net	33,490	183,802
Other liabilities	4,301	12,528
Total liabilities related to real estate held for sale	$37,791	$196,330
During the six months ended June 30, 2016, the Company sold one historical real estate property and 132 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2015, the Company sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. As of June 30, 2016, the Company had classified 23 properties as held for sale, 22 of which were GKK Properties. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to all of these properties, which were included in continuing operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$5,100	$13,059	$14,780	$29,161
Tenant reimbursements and other operating income	4,525	7,308	10,668	16,233
Total revenues	9,625	20,367	25,448	45,394
Expenses
Operating, maintenance, and management	3,300	6,603	7,990	16,691
Real estate taxes and insurance	1,758	2,971	4,333	6,913
Asset management fees to affiliate	318	373	659	838
General and administrative expenses	2	4	55	—
Depreciation and amortization	2,070	6,408	5,280	14,332
Interest expense	377	4,343	2,958	9,667
Impairment of real estate	430	—	701	—
Total expenses	8,255	20,702	21,976	48,441

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Discontinued Operations
The following table summarizes operating income from discontinued operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues and other income	$6	$—	$6	$45
Total expenses	(77)	7	(72)	7
Income (loss) from discontinued operations before gain on sales of real estate, net, and impairment charge	83	(7)	78	38
Gain on sales of real estate, net	—	—	—	124
Income (loss) from discontinued operations	$83	$(7)	$78	$162
Foreclosed Real Estate Held for Sale
During the six months ended June 30, 2015, the Company sold the remaining two condominium units of the Tribeca Building and recognized a gain on sale of $2.5 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.2 million related to these two units) and recorded expenses of $0.3 million related to foreclosed real estate held for sale.
Disposition of the FSI 6000 Properties
On April 11, 2016, the Company sold 61 bank branch properties, containing an aggregate of 245,843 rentable square feet (the “FSI 6000 Properties”), to a buyer unaffiliated with the Company or the Advisor (the “FSI 6000 Buyer”), for an aggregate sales price, net of closing credits, of $139.6 million (which includes a payment of $6.6 million by the FSI 6000 Buyer to the Company to compensate the Company for costs and expenses the Company incurred in connection with the defeasance of the FSI 6000 Mortgage Loans, as defined below), excluding closing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

7.	NOTES PAYABLE
As of June 30, 2016 and December 31, 2015, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of June 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of June 30, 2016 (1)	Effective Interest Rate as of June 30, 2016 (1)	Payment Type	Maturity Date (2)
Notes Payable
Plaza in Clayton Mortgage Loan	$62,200	$62,200	5.9%	5.9%	Interest Only	10/06/2016
Portfolio Loan	153,499	164,131	One-month LIBOR + 1.80%	2.3%	Interest Only	01/01/2017
	215,699	226,331
GKK Properties Notes Payable
Bank of America - BBD2 Mortgage Loan (3)	—	65,712	(3)	(3)	(3)	(3)
Pitney Bowes - Bank of America Mortgage Loan	36,160	36,160	5.3%	5.3%	Principal & Interest	10/10/2022
FSI 6000D Mortgage Loan (4)	—	28,934	(4)	(4)	(4)	(4)
FSI 6000B Mortgage Loan (4)	—	27,763	(4)	(4)	(4)	(4)
FSI 6000A Mortgage Loan (4)	—	24,271	(4)	(4)	(4)	(4)
FSI 6000C Mortgage Loan (4)	—	21,967	(4)	(4)	(4)	(4)
	36,160	204,807
Total notes payable principal outstanding	251,859	431,138
Discount on notes payable, net (5)	(504)	(2,487)
Deferred financing costs, net	(142)	(429)
Total notes payable, net	$251,213	$428,222
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2016, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On April 15, 2016, the Company, through an indirect wholly owned subsidiary, entered into a defeasance agreement with the lenders under the Bank of America - BBD2 Mortgage Loan. See “Significant Financing Transactions - Defeasance of the Bank of America - BBD2 Mortgage Loan” below.
(4) On April 11, 2016, the Company, through indirect wholly owned subsidiaries, entered into a defeasance agreement with each of the lenders under these loans. See “Significant Financing Transactions - Defeasance of the FSI 6000 Mortgage Loans” below.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016 and December 31, 2015, the Company’s deferred financing costs were $0.1 million and $0.4 million, respectively, net of amortization. During the three and six months ended June 30, 2016, the Company incurred interest expense of $2.7 million and $7.9 million, respectively. During the three and six months ended June 30, 2015, the Company incurred interest expense of $8.1 million and $16.8 million, respectively. Included in interest expense were: (i) the amortization of deferred financing costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2016 and $0.8 million and $1.3 million for the three and six months ended June 30, 2015, respectively, and (ii) the amortization of discounts and premiums on notes payable, which increased interest expense by $23,000 and $0.2 million for the three and six months ended June 30, 2016 and $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, $2.0 million and $1.7 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2016 (in thousands):

July 1, 2016 through December 31, 2016	$64,408
2017	155,832
2018	2,459
2019	2,592
2020	2,728
Thereafter	23,840
$251,859
The following summarizes the activity related to notes payable for the six months ended June 30, 2016 (in thousands):

Total notes payable, net - December 31, 2015	$428,222
Principal repayments	(11,950)
Defeasance of notes payable	(167,328)
Write-off of discount on notes payable related to sale	1,771
Write-off of deferred financing costs	105
Amortization of discounts and premiums on notes payable, net	211
Amortization of deferred financing costs	182
Total notes payable, net - June 30, 2016	$251,213
Significant Financing Transactions
Defeasance of the FSI 6000 Mortgage Loans
On April 11, 2016, in connection with the disposition of the FSI 6000 Properties, the Company entered into a defeasance agreement with each of the lenders under the FSI 6000A Mortgage Loan, FSI 6000B Mortgage Loan, FSI 6000C Mortgage Loan and FSI 6000D Mortgage Loan (collectively, the “FSI 6000 Mortgage Loans”) to defease the entire aggregate outstanding principal balance of $102.3 million under the FSI 6000 Mortgage Loans, releasing the FSI 6000 Properties, which had secured the FSI 6000 Mortgage Loans. The defeasance costs and write-off of an unamortized discount resulted in an aggregate loss on extinguishment of debt of approximately $6.6 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Defeasance of the Bank of America - BBD2 Mortgage Loan
On April 15, 2016, the Company, through an indirect wholly owned subsidiary, entered into a defeasance agreement with the lender under the Bank of America - BBD2 Mortgage Loan to defease the remaining outstanding principal balance of $65.1 million, releasing all the properties that secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-off of an unamortized discount and unamortized deferred financing costs resulted in a loss on extinguishment of debt of approximately $12.7 million.
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of June 30, 2016, the Company was in compliance with these debt covenants.

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
June 30, 2016
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of June 30, 2016 and December 31, 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$28,881	$22,304	$20,586	$35,811	$27,281	$25,218
Financial liabilities:
Notes payable	$251,859	$251,213	$258,908	$431,138	$428,222	$448,351
_____________________
(1) Carrying amount of real estate loans receivable includes loan loss reserves.
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Assets Recorded at Fair Value
During the six months ended June 30, 2016, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate held for investment	$84,088	$—	$—	$84,088
Impaired real estate held for sale	1,354	—	—	1,354
Impaired real estate sold	8,771	—	—	8,771
_____________________
(1) Amounts represent the aggregate fair value for real estate assets impacted by impairment charges during the six months ended June 30, 2016, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
As of June 30, 2016, certain of the Company’s real estate properties held for investment were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted to estimated fair values. The Company estimated the fair value for the impaired real estate properties held for investment by performing a 10-year discounted cash flow analysis. The range of the terminal capitalization rates used to estimate the fair values for these properties was 7.00% to 10.75%. See Note 3, “Real Estate Held for Investment — Impairment of Real Estate,” for information regarding impairments related to real estate held for investment. As of June 30, 2016, certain of the Company’s real estate properties held for sale and sold were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted to estimated fair value. The Company estimated the fair value for these impaired real estate properties held for sale and sold based on an estimated sales price, less estimated costs to sell.

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
June 30, 2016
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
During the six months ended June 30, 2016 and 2015, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2016 and 2015, respectively, and any related amounts payable as of June 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees (1)	$2,097	$2,346	$4,446	$4,766	$—	$—
Reimbursement of operating expenses (2)	101	52	165	99	61	68
Disposition fees (3)	3,062	1,068	3,480	2,253	157	—
	$5,260	$3,466	$8,091	$7,118	$218	$68
_____________________
(1) See “Asset Management Fee for GKK Properties” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $78,000 and $50,000 for the three months ended June 30, 2016 and 2015, respectively, and $142,000 and $95,000 for the six months ended June 30, 2016 and 2015, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2016 and 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain (loss) on sales of real estate in the accompanying consolidated statements of operations.
During the three and six months ended June 30, 2016, the Advisor reimbursed the Company $36,000 for property insurance rebate and $69,000 for legal and professional fees.
Asset Management Fee for GKK Properties
Among the fees payable to the Advisor is an asset management fee. With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount actually paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on the Company’s proportionate share of the underlying investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

With respect to investments in loans and any investments other than real estate, the Company pays our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and Company’s management and then approved by a majority of its independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which it has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of June 30, 2016, the Company excluded its interest in an unconsolidated joint venture from the calculation of asset management fees. Through March 31, 2016, the Company calculated the asset management fee for the GKK Properties based on the original cost of its investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties it owns or in which it holds a leasehold interest. Beginning April 2016, the gross value of the GKK Properties fell below the original cost of the Company’s investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through June 30, 2016, it calculated the asset management fee for these properties based on the gross value of the GKK Properties. As of June 30, 2016, the Company had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
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
June 30, 2016
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

As of June 30, 2016, the Company had sold 160 GKK Properties for an aggregate contract sales price of $214.1 million for which the Company had not paid or accrued a disposition fee. If the conflicts committee determines the Company has recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties upon the sale of the final GKK Property, the conflicts committee may authorize the Company to pay the Advisor a disposition fee of up to 1% of the aggregate contract sales price of these GKK Properties sold as of June 30, 2016, which amount would be determined by the conflicts committee in its sole discretion.
On August 9, 2016, the Company and the Advisor entered into an amendment (“Amendment No. 1”) to the Advisory Agreement between the parties to amend certain terms related to the disposition fee payable to the Advisor by the Company. See Note 13, “Subsequent Events - Advisory Agreement Amendment” for more information.

10.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,195	$13,671
Supplemental Disclosure of Significant Noncash Transactions:
Treasury securities transferred in connection with defeasance of notes payable	$(184,256)	$—
Defeasance of notes payable	$167,328	$—
Investment in a real estate property through deed-in-lieu of foreclosure	$5,480	$—
Increase in lease commissions payable	$340	$—
Increase in lease incentives payable	$164	$423

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

11.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities. The GKK Properties segment consists of primarily office properties, bank branch properties, operations centers and other properties located in 26 states but excludes GKK Properties that were classified as discontinued operations. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, asset management fees, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and six months ended June 30, 2016 and 2015, and total assets and total liabilities for each reportable segment as of June 30, 2016 and December 31, 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Real estate segment (1)	$16,481	$16,488	$33,671	$34,329
Real estate-related segment	739	741	1,549	1,467
GKK Properties segment (1)	17,564	27,737	40,690	58,748
Total revenues	$34,784	$44,966	$75,910	$94,544
Interest expense:
Real estate segment (1)	$1,922	$2,036	$3,860	$4,244
GKK Properties segment (1)	729	6,048	4,020	12,572
Total interest expense	$2,651	$8,084	$7,880	$16,816
NOI:
Real estate segment (1)	$7,152	$6,660	$14,888	$13,055
Real estate-related segment	738	741	1,548	1,466
GKK Properties segment (1)	4,898	5,773	10,933	10,728
Total NOI	$12,788	$13,174	$27,369	$25,249

	As of June 30,	As of December 31,
	2016	2015
Assets:
Real estate segment	$407,124	$406,690
Real estate-related segment	23,962	27,899
GKK Properties segment	226,455	261,950
Total segment assets	657,541	696,539
Real estate held for sale	118,447	347,156
Corporate-level (2)	139,691	11,170
Total assets	$915,679	$1,054,865
Liabilities:
Real estate segment	$198,544	$199,729
Real estate-related segment	5	3
GKK Properties segment	88,415	127,836
Total segment liabilities	286,964	327,568
Real estate held for sale	37,791	196,330
Corporate-level (3)	1,852	1,304
Total liabilities	$326,607	$525,202
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of June 30, 2016. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $139.1 million and $10.6 million as of June 30, 2016 and December 31, 2015, respectively.
(3) As of June 30, 2016 and December 31, 2015, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$61,182	$19,751	$72,001	$28,340
Gain on sales of real estate	(97,349)	(35,093)	(120,935)	(49,059)
Loss from extinguishment of debt	19,317	6,385	19,320	6,376
Gain on sale of foreclosed real estate held for sale	—	—	—	(2,509)
Other income and interest income	(203)	(474)	(446)	(590)
Asset management fees to affiliate	2,097	2,346	4,446	4,766
Foreclosure fees and expenses	262	—	262	—
General and administrative expenses	2,890	6,047	6,262	8,277
Depreciation and amortization	10,046	14,205	21,044	29,810
Impairment charges on real estate	14,629	—	25,493	—
Total (income) loss from discontinued operations	(83)	7	(78)	(162)
NOI (1)	$12,788	$13,174	$27,369	$25,249
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of June 30, 2016. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.

12.	COMMITMENTS AND CONTINGENCIES
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
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of June 30, 2016 were as follows (in thousands):

July 1, 2016 through December 31, 2016	$8,318
2017	12,724
2018	2,560
2019	1,864
2020	1,289
Thereafter	30,182
$56,937
If the Company were to dispose of an asset that is subject to a ground lease, the Company may incur additional losses to settle obligations related to the ground lease.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the management of the Company’s real estate and real estate-related investment portfolio; the disposition of real estate and real estate-related investments; and other general and administrative responsibilities. In the event that the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources. The Company is also dependent on GPT Realty Management LP and the Property Manager for the Services under the Second Amended Services Agreement and the Accounting/Construction Services Agreement, including the operations, leasing and eventual dispositions of the GKK Properties.
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

13.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distribution Declared
On August 9, 2016, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 22, 2016. The Company expects to pay this distribution on or about September 29, 2016.
Disposition of Woodfield Preserve Office Center
On November 13, 2007, the Company, through an indirect wholly owned subsidiary, purchased two six-story office buildings containing an aggregate of 647,216 rentable square feet on approximately 24 acres of land in Schaumburg, Illinois (“Woodfield Preserve Office Center”). On July 14, 2016, the Company sold Woodfield Preserve Office Center, which had a net book value of $71.5 million as of the date of sale, for $73.4 million. The purchaser is not affiliated with the Company or the Advisor. In connection with the disposition of Woodfield Preserve Office Center, the Company repaid $37.1 million of the outstanding principal balance due under the Portfolio Loan, which was partially secured by Woodfield Preserve Office Center.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Advisory Agreement Amendment
On August 9, 2016, the Company and the Advisor entered into Amendment No. 1 to the Advisory Agreement between the parties to amend certain terms related to the disposition fee payable to the Advisor by the Company.
Prior to Amendment No. 1, with respect to sales of GKK Properties, the Advisory Agreement provided:
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

Pursuant to Amendment No. 1, with respect to sales of GKK Properties for which a disposition fee has not yet been paid, based on the proceeds received from the entire investment related to the GKK Mezzanine Loan and the GKK Properties to date and expected proceeds from future sales, the conflicts committee determined that the Advisor had provided a substantial amount of services in connection with the sale of each such 160 GKK Property named therein and approved the payment to the Advisor of a disposition fee equal to 1.0% of the aggregate contract sales prices of such GKK Properties, which aggregate disposition fee was $2.0 million. The aggregate contract sales price of such 160 GKK Properties was $214.1 million.
Also pursuant to Amendment No. 1, for substantial assistance in connection with the sale of all GKK Properties that have not yet been sold (as determined by the conflicts committee of the Company’s board of directors), the Company will pay the Advisor or its affiliates a disposition fee of 1% of the contract sales such GKK Properties sold. However, in no event may the total commissions (including such disposition fees) paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission.

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

•
We may not be able to successfully operate and/or sell the GKK Properties (defined below) given the concentration of the GKK Properties in the financial services sector, and our advisor’s limited experience operating, managing and selling bank branch properties. Moreover, we depend upon GKK Realty Advisors LLC (the “Property Manager”), an affiliate of Gramercy (defined below), and GPT Realty Management LP to manage and conduct the operations of the GKK Properties and any adverse changes in or the termination of our relationship with the Property Manager or GPT Realty Management LP could hinder the performance of the GKK Properties and the return on our stockholders’ investment in us.

•
As a result of the transfer of the GKK Properties to us, a significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

•
During the year ended December 31, 2015, the Company disposed of 34 properties (of which 31 were GKK Properties) and terminated its leasehold interest in three GKK Properties. During the six months ended June 30, 2016, the Company disposed of 133 properties (132 of which were GKK Properties). As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased significantly as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

•
Although the Special Committee (defined below) has engaged a financial advisor to assist with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we have begun the process of exploring strategic alternatives and intend to market for sale our assets, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share. We do not expect to provide additional updates regarding our review of strategic alternatives until such time, if any, that we are prepared to announce a material transaction or to conclude the strategic review.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”).
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
As of June 30, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in, 232 real estate properties (of which 23 properties were held for sale, 22 of which were GKK Properties), including the GKK Properties. In addition, as of June 30, 2016, we owned three real estate loans receivable and a participation interest with respect to a real estate joint venture.

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
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interests and the best interests of our stockholders to market for sale our assets. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders to sell one or more of our assets, and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and intend to market for sale our assets, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. Prior to the June 23, 2016 vote in the United Kingdom in favor of leaving the European Union, economic data and financial market developments suggested that the global economy was improving, although at a slow incremental rate. Growth in most advanced economies remained lackluster, with low potential growth and a gradual closing of output gaps. Prospects remained uneven across emerging markets and developing economies, with some improvement for a few large emerging markets, in particular Brazil and Russia, pointing to a modest upward revision to 2017 global growth relative to the International Monetary Fund’s April 2016 forecast.
The outcome of the U.K. vote, which surprised global financial markets, implies downside risk for the world economy. As a result, the International Monetary Fund recently downgraded the global outlook for 2016 and 2017, despite the better-than-expected performance in early 2016. This downgrade in outlook reflects the expected macroeconomic consequences of a sizable increase in uncertainty, including on the political front. This uncertainty is projected to take a toll on both business and consumer confidence and investment. The initial financial market reaction was severe but generally orderly. As of mid-July 2016, the Great Britain Pound was weakened by about 10 percent since the June 23, 2016 vote; despite some rebound, equity prices are lower in some sectors, especially for European banks; and yields on higher quality assets have declined. Historically low interest rates have been reached in many developed nations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the United States, economic growth has been relatively steady and modest. In the United States, first-quarter growth was 0.8%, which was weaker than expected, triggering a downward revision of 0.2% to the 2016 growth forecast. The high-frequency indicators point to a pick up in growth in the U.S. economy in the second quarter and for the remainder of the year, consistent with fading headwinds from a strong U.S. dollar and lower energy sector investment. The impact of Brexit is projected to be muted for the United States, as lower long-term interest rates and a more gradual path of monetary policy normalization in the United States are expected to broadly offset larger corporate spreads, a stronger U.S. dollar, and some decline in confidence in the U.S. economy.
The low interest rate policy of the Federal Reserve Board remains in place. While the U.S. Federal Reserve appeared ready to raise interest rates in in the second half of 2016, increased global geopolitical and economic risks seem to have muted those expectations until late 2016 or early 2017.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth, poor corporate earnings and increased global geopolitical risks have caused the markets to discount the likelihood of substantial ongoing tightening of monetary policy. This, in turn, has kept the U.S. yield curve near all-time lows.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. However, in the first half of 2016, this trend appears to be slowing. Despite international equity capital continuing to flow into the U.S. markets, lenders have cooled to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards have been tightened. This has resulted in lower loan-to-value and coverage ratios. The lack of CMBS lending has added pressure to the situation as CMBS lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in Q4 2015, and has left the door open for another increase at the end of 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2016, we had fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $27.4 million. Other than the Sandmar Mezzanine Loan, which has a book value of zero after asset specific loan loss reserves, no other real estate-related loan investments are scheduled to mature within one year from June 30, 2016. As of June 30, 2016, we had recorded $5.1 million of reserves for loan losses related to the Sandmar Mezzanine Loan.
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
As of June 30, 2016, we had a total of $98.4 million of fixed rate notes payable and $153.5 million of variable rate notes payable. We have $215.7 million of debt maturing (including principal amortization payments) during the 12 months ending June 30, 2017. We plan to exercise our extension options available under our loan agreements or pay down or refinance the related notes payable prior to their maturity dates.
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
Our focus in 2016 is: to manage our existing investment portfolio, which includes strategically selling assets; exploring short-term value-add opportunities for a small number of GKK Properties; and distributing operating cash flow and net sales proceeds to stockholders. We plan to make certain strategic asset sales and, from time to time, may declare special distributions to our stockholders that would be funded with the net proceeds from those asset sales or from cash flow from other sources. We will continue our existing strategy of selling assets when we believe the assets have reached the stage that disposition will assist in improving returns to our stockholders. Our board of directors currently expects to authorize and declare distributions on a quarterly basis based on cash flow generated by our real estate and real estate-related investments. We can give no assurance regarding the timing or source of future distributions. On March 11, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 21, 2016. We paid this distribution on March 28, 2016. On May 6, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 22, 2016. We paid this distribution on June 28, 2016. We funded these distributions with cash flow from operations from the current period. We also continue to focus on the repayment of certain debt obligations.  Reducing our debt will allow us to hold certain assets in our portfolio with a goal of improving their value and the returns to our stockholders. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On January 27, 2016, our board of directors formed the Special Committee, which is composed of all of our independent directors, to explore the availability of strategic alternatives involving us. As part of the process of exploring strategic alternatives, on February 23, 2016, the Special Committee engaged Evercore to act as our financial advisor and to assist the Special Committee with this process. Under the terms of the engagement, Evercore will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.
While the Special Committee continues to explore strategic alternatives for us, the Special Committee has determined that it would be in our best interests and the best interests of our stockholders to market for sale our assets. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders to sell one or more of our assets, and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to our stockholders for approval. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and intend to market for sale our assets, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2016, our real estate held for investment was 86% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of June 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent. On May 13, 2016, we received a deed-in-lieu of foreclosure in satisfaction of all amounts due to us under our investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan.
Other than the Sandmar Mezzanine Loan, which has a book value of zero after asset specific loan loss reserves, no other real estate-related loan investments are scheduled to mature within one year from June 30, 2016. As of June 30, 2016, we had recorded $5.1 million of reserves for loan losses related to the Sandmar Mezzanine Loan.
As a result of the factors described above, we may experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets.
For the six months ended June 30, 2016, we met our cash needs for leasing costs, capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate-related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the remainder of 2016.
Cash Flows from Operating Activities
As of June 30, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in 232 real estate properties (of which 23 properties were held for sale, 22 of which were GKK Properties). In addition, as of June 30, 2016, we owned three real estate loans receivable and a participation interest with respect to a real estate joint venture.
During the six months ended June 30, 2016, net cash provided by operating activities was $11.9 million, compared to $18.0 million of net cash provided by operating activities during the six months ended June 30, 2015. Net cash from operations decreased in 2016 primarily due to asset sales and the timing of payments for operating expenses, offset by a decrease in interest paid as a result of debt refinancing and restructuring and debt payoffs, which resulted in an overall decrease in effective interest rates and a decrease in principal outstanding. We anticipate cash flows from operating activities will decrease due to anticipated asset sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash provided by investing activities was $322.0 million for the six months ended June 30, 2016. The significant sources and uses of net cash provided by investing activities were as follows:

•	$337.0 million of cash provided from the sale of real estate;

•	$16.5 million of cash used for improvements to real estate; and

•	a $1.5 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $199.4 million for the six months ended June 30, 2016. The significant sources and uses of cash for financing activities were as follows:

•	$184.8 million of cash used to purchase treasury securities in connection with the defeasance of notes payable;

•	$11.9 million of principal payments on notes payable;

•	$9.9 million decrease in restricted cash for debt service obligations;

•	$9.3 million of cash used for distributions; and

•	$3.3 million of cash used for redemptions of common stock.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of June 30, 2016, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. Through March 31, 2016, we calculated the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. Beginning April 2016, the gross value of the GKK Properties fell below the original cost of our investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through June 30, 2016, we calculated the asset management fee for these properties based on the gross value of the GKK Properties. As of June 30, 2016, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of June 30, 2016, we had $181.0 million of cash and cash equivalents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2016, our borrowings and other liabilities were approximately 24% of the cost (before deducting depreciation or other noncash reserves) and 27% of the book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$215,699	$62,200	$153,499	$—	$—
Outstanding debt obligations related to the GKK Properties(1)	$36,160	$2,208	$4,792	$5,320	$23,840
Interest payments on outstanding debt obligations related to historical portfolio(2)	$2,731	$2,731	$—	$—	$—
Interest payments on outstanding debt obligations related to the GKK Properties(2)	$10,935	$1,959	$3,542	$3,014	$2,420
Operating leases(3)	$56,937	$8,318	$15,284	$3,153	$30,182
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of June 30, 2016.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and weighted-average interest rates as of June 30, 2016. We incurred interest expense of $7.5 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $0.4 million, during the six months ended June 30, 2016.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.
Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of June 30, 2016, we were in compliance with these debt covenants.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 29, 2016, KBS Acquisition Sub entered into two agreements, a second amended and restated asset management services agreement (the “Second Amended Services Agreement”) and an accounting/construction services agreement (the “Accounting/Construction Services Agreement”), with the Property Manager. The effective date of both the Second Amended Services Agreement and the Accounting/Construction Services Agreement was June 1, 2016. Combined, the Services and the key terms and compensation for the Services under the Second Amended Services Agreement and the Accounting/Construction Services Agreement are the same as those of the prior Amended Services Agreement; the two agreements allocate the Services and the compensation between asset management services and accounting/construction services.  The Second Amended Services Agreement and the Accounting/Construction Services Agreement supersede and replace all prior agreements related to the Services among us and our affiliates and the Property Manager and its affiliates. The Second Amended Services Agreement and the Accounting/Construction Services Agreement will terminate on December 31, 2016, with a one-year extension option at our option, subject to certain terms and conditions contained in the agreements. On June 29, 2016, the Property Manager assigned the Second Amended Services Agreement to an affiliate, GPT Realty Management LP, an entity controlled by Gramercy.
As of June 30, 2016, we accrued $20.1 million of estimated profit participation interest related to the GKK Properties under the Second Amended Services Agreement.
Results of Operations
Overview
As of June 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 392 real estate properties, four real estate loans receivable (one of which was impaired) and a participation interest with respect to a real estate joint venture. Subsequent to June 30, 2015, we sold two historical real estate properties and 159 GKK Properties and received title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. As a result, as of June 30, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in, 232 real estate properties (of which 23 properties were held for sale, 22 of which were GKK Properties), three real estate loans receivable (one of which was impaired) and a participation interest with respect to a real estate joint venture.
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. During the six months ended June 30, 2016, we sold one historical real estate property and 132 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. As of June 30, 2016, we had classified 23 properties as held for sale, 22 of which were GKK Properties. During the year ended December 31, 2015, we sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations. Our results of operations for the six months ended June 30, 2016 are not indicative of those expected in future periods due to anticipated asset sales. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to anticipated disposition activity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015
The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$24,950	$32,432	$(7,482)	(23)%	$(8,053)	$571
Tenant reimbursements	8,598	11,133	(2,535)	(23)%	(2,843)	308
Interest income from real estate loans receivable	739	741	(2)	—%	(76)	74
Parking revenues and other operating income	497	660	(163)	(25)%	(142)	(21)
Operating, maintenance and management costs	14,711	17,843	(3,132)	(18)%	(3,617)	485
Real estate taxes, property-related taxes and insurance	4,634	5,865	(1,231)	(21)%	(1,190)	(41)
Asset management fees to affiliate	2,097	2,346	(249)	(11)%	(55)	(194)
Foreclosure fees and expenses	262	—	262	100%	—	262
General and administrative expenses	2,890	6,047	(3,157)	(52)%	N/A	N/A
Depreciation and amortization expense	10,046	14,205	(4,159)	(29)%	(3,981)	(178)
Interest expense	2,651	8,084	(5,433)	(67)%	(3,549)	(1,884)
Impairment charges on real estate	14,629	—	14,629	100%	—	14,629
Gain on sales of real estate, net	97,349	35,093	62,256	177%	62,256	—
Loss from extinguishment of debt	(19,317)	(6,385)	(12,932)	203%	(12,932)	—
(Loss) income from discontinued operations	83	(7)	90	(1,286)%	90	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to real estate and real estate-related investments disposed of on or after April 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $7.5 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in rental income due to an increase in occupancy at certain properties and our receipt of title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $2.5 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in tax recoveries related to a historical real estate property held throughout both periods. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rates of the properties in our portfolio, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable remained constant at approximately $0.7 million for the three months ended June 30, 2016 and 2015. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. Subsequently, we received interest payments from the borrower under the Lawrence Village Plaza Loan Origination and recognized the interest income on a cash basis. On May 13, 2016, we received a deed-in-lieu of foreclosure in satisfaction of all amounts due to us under our investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent.
If any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan, the impact to future interest income and loan recoveries may be significant and will depend on several factors unique to each individual loan. In general, if we own a mezzanine loan or a B-Note and the borrower is unable to repay its loan at maturity, we may have more restrictions and fewer options regarding the resolution of our investment than if we had a first priority lien. In certain circumstances, the senior lenders, in conjunction with us, may be willing to grant the borrower extensions or may grant extensions in exchange for more favorable terms (such as higher interest rates, a partial payoff, or the entitlement to a portion of a junior lender’s interest income, etc.). If the senior lenders will not grant the borrower an extension, we, as the mezzanine lender, may foreclose on the ownership interests of the borrower and indirectly take legal title to the property subject to the existing senior loans or we may negotiate a discounted repayment. We could attempt to negotiate an extension or modification with the senior lenders as the new borrower; however, if the senior lenders were not willing to extend or modify the loans and we were not able to repay the senior loans, we would most likely relinquish our interests or rights in the investment to the holders of the senior loans. Actual outcomes may differ significantly from the above based on factors specific to individual loans and situations.
Property operating, maintenance and management costs from our real estate properties decreased by $3.1 million primarily related to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in bad debt expense reserves and general maintenance costs related to properties held throughout both periods. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $5.9 million for the three months ended June 30, 2015 to $4.6 million for the three months ended June 30, 2016 primarily due to properties sold, the results of which are included in income from continuing operations. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $2.3 million for the three months ended June 30, 2015 to $2.1 million for the three months ended June 30, 2016 due to properties sold, the results of which are included in income from continuing operations, and a decrease in asset management fees for the GKK Properties. Beginning April 2016, the gross value of the GKK Properties fell below the original cost of our investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through June 30, 2016, we calculated the asset management fee related to the GKK Properties based on the gross value of the GKK Properties. See the discussion of asset management fees under “— Liquidity and Capital Resources” above. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs.
Foreclosure fees and expenses were $0.3 million for the three months ended June 30, 2016 and related to our receipt of title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. We did not incur any foreclosure fees and expenses during the three months ended June 30, 2015. We do not expect to incur significant amounts of foreclosure fees and expenses in future periods as we do not currently anticipate foreclosing on more real estate or real estate-related assets.
General and administrative expenses decreased by $3.2 million primarily due to a decrease of $3.5 million in the estimated profit participation interest related to the GKK Properties under the Amended Services Agreement, partially offset by an increase of $0.4 million of other professional fees related to the Special Committee’s engagement of Evercore to act as our financial advisor. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information and “— Liquidity and Capital Resources” for our discussion on the engagement of Evercore. General and administrative expenses consist primarily of management fees related to the Second Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense from our real estate properties decreased by $4.2 million primarily due to real estate property sales. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $5.4 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to June 30, 2015. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.8 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the three months ended June 30, 2016, we recorded non-cash impairment charges of $14.6 million, of which $14.2 million relates to 30 properties classified as real estate held for investment (including 27 GKK Properties), to write-down the carrying values of these real estate investments to their estimated fair values and $0.4 million with respect to two GKK Properties that were held for sale to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. We did not record an impairment charge on real estate during the three months ended June 30, 2015. The facts and circumstances leading to the impairments on our real estate held for investment during the three months ended June 30, 2016 are as follows:

•
City Gate Plaza: We recognized an impairment charge during the three months ended June 30, 2016 of $0.7 million to reduce the carrying value of our investment in City Gate Plaza, an office property located in Sacramento, California, to its estimated fair value. We revised our cash flow projections to account for higher projected leasing costs to stabilize the property. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•
University Park Buildings: We recognized an impairment charge during the three months ended June 30, 2016 of $2.0 million to reduce the carrying value of our investment in the University Park Buildings, an office property located in Sacramento, California, to its estimated fair value. We revised our cash flow projections primarily to account for higher projected capital costs for general building upgrades and to address certain maintenance issues. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•
ADP Plaza: We recognized an impairment charge during the three months ended June 30, 2016 of $1.7 million to reduce the carrying value of our investment in ADP Plaza, an office property located in Portland, Oregon, to its estimated fair value. We revised our cash flow projections due to an increase in projected vacancy as a tenant occupying 48.6% of the building’s rentable square feet notified us that it will exercise its contraction option as early as January 2017, resulting in a decrease in our projected cash flows.

•	GKK Properties:

◦
Citizens Bank Portfolio: We recognized an impairment charge during the three months ended June 30, 2016 of $4.1 million relating to nine properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

◦
Pitney Bowes - Bank of America Portfolio: We recognized an impairment charge during the three months ended June 30, 2016 of $1.7 million relating to 8 properties in the Pitney Bowes - Bank of America Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

◦
Other Properties: We recognized an impairment charge during the three months ended June 30, 2016 of $4.0 million relating to ten other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $800,000. These impairments generally resulted from changes in lease projections, including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

We recognized a gain on sales of real estate of $97.3 million related to the disposition of one historical real estate property and 118 GKK Properties during the three months ended June 30, 2016 that were included in income from continuing operations. We recognized a gain on sales of real estate of $35.1 million related to the disposition of two GKK Properties during the three months ended June 30, 2015 that were included in income from continuing operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2016, we recognized a loss on extinguishment of debt of $19.3 million related to the following:

•
Defeasance of the FSI 6000 Mortgage Loan: In connection with the disposition of 61 bank branch properties, containing an aggregate of 245,843 rentable square feet (the “FSI 6000 Properties”) on April 11, 2016, we entered into a defeasance agreement with each of the lenders under the FSI 6000A Mortgage Loan, FSI 6000B Mortgage Loan, FSI 6000C Mortgage Loan and FSI 6000D Mortgage Loan (collectively, the “FSI 6000 Mortgage Loans”) to defease the entire aggregate outstanding principal balance of $102.3 million under the FSI 6000 Mortgage Loans, releasing the FSI 6000 Properties, which had secured the FSI 6000 Mortgage Loans. The defeasance costs and write-off of an unamortized discount resulted in an aggregate loss on extinguishment of debt of approximately $6.6 million.

•
Defeasance of the Bank of America - BBD2 Mortgage Loan: On April 15, 2016, we, through an indirect wholly owned subsidiary, entered into a defeasance agreement with the lender under the Bank of America - BBD2 Mortgage Loan to defease the remaining outstanding principal balance of $65.1 million, releasing all the properties that secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-off of an unamortized discount and unamortized deferred financing costs resulted in a loss on extinguishment of debt of approximately $12.7 million.

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
Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$54,346	$67,797	$(13,451)	(20)%	$(14,852)	$1,401
Tenant reimbursements	18,846	23,688	(4,842)	(20)%	(5,585)	743
Interest income from real estate loans receivable	1,549	1,467	82	6%	(74)	156
Parking revenues and other operating income	1,169	1,592	(423)	(27)%	(416)	(7)
Operating, maintenance and management costs	30,565	39,833	(9,268)	(23)%	(8,954)	(314)
Real estate taxes, property-related taxes and insurance	10,096	12,646	(2,550)	(20)%	(2,183)	(367)
Asset management fees to affiliate	4,446	4,766	(320)	(7)%	(186)	(134)
Foreclosure fees and expenses	262	—	262	100%	—	262
General and administrative expenses	6,262	8,277	(2,015)	(24)%	N/A	N/A
Depreciation and amortization expense	21,044	29,810	(8,766)	(29)%	(8,373)	(393)
Interest expense	7,880	16,816	(8,936)	(53)%	(6,095)	(2,841)
Impairment charge on real estate	25,493	—	25,493	100%	271	25,222
Gain on sales of real estate, net	120,935	49,059	71,876	147%	71,876	—
Gain on sale of foreclosed real estate held for sale	—	2,509	(2,509)	(100)%	(2,509)	—
Loss from extinguishment of debt	(19,320)	(6,376)	(12,944)	203%	(12,944)	—
Gain on sales of real estate, net (discontinued operations)	—	124	(124)	(100)%	(124)	—
(Loss) income from discontinued operations	78	38	40	105%	40	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to real estate and real estate-related investments disposed of on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties decreased by $13.5 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in rental income due to termination fees, an increase in occupancy at certain properties and our receipt of title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $4.8 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by a net increase in operating expense recoveries related to the GKK Properties held throughout both periods and an increase in tax recoveries related to a historical real estate property held throughout both periods. Our tenant reimbursements in future periods will vary based on several factors discussed above under “ — Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015.”
Interest income from real estate loans receivable remained constant at approximately $1.5 million for the six months ended June 30, 2016 and 2015. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. Subsequently, we received interest payments from the borrower under the Lawrence Village Plaza Loan Origination and recognized the interest income on a cash basis. On May 13, 2016, we received a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination and received title of the collateral that secured the loan. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of June 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent.
Please see “ — Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan.
Property operating, maintenance and management costs from our real estate properties decreased by $9.3 million primarily related to properties sold, the results of which are included in income from continuing operations, and a decrease in snow removal expenses related to our real estate properties located in the midwestern and northeastern regions of the United States due to record snow fall during the first quarter 2015, partially offset by an increase in general repair and maintenance costs related to properties held throughout both periods. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $12.6 million for the six months ended June 30, 2015 to $10.1 million for the six months ended June 30, 2016 primarily due to properties sold, the results of which are included in income from continuing operations, and a decrease in property tax consulting fees for one of our historical real estate property held throughout both periods. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $4.8 million for the six months ended June 30, 2015 to $4.4 million for the six months ended June 30, 2016 due to properties sold, the results of which are included in income from continuing operations, and a decrease in asset management fees for the GKK Properties. Beginning April 2016, the gross value of the GKK Properties fell below the original cost of our investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through June 30, 2016, we calculated the asset management fee related to the GKK Properties based on the gross value of the GKK Properties. See the discussion of asset management fees under “— Liquidity and Capital Resources” above. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs.
Foreclosure fees and expenses were $0.3 million for the six months ended June 30, 2016 and related to our receipt of title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. We did not incur any foreclosure fees and expenses during the six months ended June 30, 2015. We do not expect to incur significant amounts of foreclosure fees and expenses in future periods as we do not currently anticipate foreclosing on more real estate or real estate-related assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased by $2.0 million primarily due to a decrease of $2.6 million in the estimated profit participation interest related to the GKK Properties under the Second Amended Services Agreement, partially offset by an increase of $0.7 million of other professional fees related to the Special Committee’s engagement of Evercore to act as our financial advisor. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information and “— Liquidity and Capital Resources” for our discussion on the engagement of Evercore. General and administrative expenses consist primarily of management fees related to the Second Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $8.8 million primarily due to real estate property sales and decreased amortization of tenant origination and absorption costs resulting from lease expirations related to properties held throughout both periods. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $8.9 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to June 30, 2015. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $1.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six months ended June 30, 2016, we recorded non-cash impairment charges of $25.5 million, of which $24.8 million related to 44 properties classified as real estate held for investment (including 41 GKK Properties), to write-down the carrying values of these real estate investments to their estimated fair values and $0.7 million with respect to five GKK Properties that were held for sale or sold to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. We did not record an impairment charge on real estate during the six months ended June 30, 2015. The facts and circumstances leading to the impairments on our real estate held for investment during the six months ended June 30, 2016 are as follows:

•
City Gate Plaza: We recognized an impairment charge during the six months ended June 30, 2016 of $3.3 million to reduce the carrying value of our investment in City Gate Plaza, an office property located in Sacramento, California, to its estimated fair value. We revised our cash flow projections to account for higher projected leasing costs to stabilize the property. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•
University Park Buildings: We recognized an impairment charge during the six months ended June 30, 2016 of $3.2 million to reduce the carrying value of our investment in the University Park Buildings, an office property located in Sacramento, California, to its estimated fair value. We revised our cash flow projections primarily to account for higher projected capital costs for general building upgrades and to address certain maintenance issues. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•
ADP Plaza: We recognized an impairment charge during the six months ended June 30, 2016 of $1.7 million to reduce the carrying value of our investment in ADP Plaza, an office property located in Portland, Oregon, to its estimated fair value. We revised our cash flow projections due to an increase in projected vacancy as a tenant occupying 48.6% of the building’s rentable square feet notified us that it will exercise its contraction option as early as January 2017, resulting in a decrease in projected cash flows.

•	GKK Properties:

◦
Citizens Bank Portfolio: We recognized an impairment charge during the six months ended June 30, 2016 of $9.5 million relating to 21 properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

◦
Pitney Bowes - Bank of America Portfolio: We recognized an impairment charge during the six months ended June 30, 2016 of $1.7 million relating to 8 properties in the Pitney Bowes - Bank of America Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

◦
Other Properties: We recognized an impairment charge during the six months ended June 30, 2016 of $5.4 million relating to 12 other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $800,000. These impairments generally resulted from changes in lease projections, including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

We recognized a gain on sales of real estate of $120.9 million related to the disposition of one historical real estate property and 132 GKK Properties during the six months ended June 30, 2016 that were included in income from continuing operations. We recognized a gain on sales of real estate of $49.1 million related to the disposition of two historical industrial properties and three GKK Properties during the six months ended June 30, 2015 that were included in income from continuing operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six months ended June 30, 2016, we recognized a loss on extinguishment of debt of $19.3 million related to the following:

•
Defeasance of the FSI 6000 Mortgage Loan: In connection with the disposition of the FSI 6000 Properties on April 11, 2016, we entered into a defeasance agreement with each of the lenders under the FSI 6000 Mortgage Loans to defease the entire aggregate outstanding principal balance of $102.3 million under the FSI 6000 Mortgage Loans, releasing the FSI 6000 Properties, which had secured the FSI 6000 Mortgage Loans. The defeasance costs and write-off of an unamortized discount resulted in an aggregate loss on extinguishment of debt of approximately $6.6 million.

•
Defeasance of the Bank of America - BBD2 Mortgage Loan: On April 15, 2016, we, through an indirect wholly owned subsidiary, entered into a defeasance agreement with the lender under the Bank of America - BBD2 Mortgage Loan to defease the remaining outstanding principal balance of $65.1 million, releasing all the properties that secured the Bank of America - BBD2 Mortgage Loan. The defeasance costs and write-off of an unamortized discount and unamortized deferred financing costs resulted in a loss on extinguishment of debt of approximately $12.7 million.

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
Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, loss from extinguishment of debt and the net amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

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

•
Loss from extinguishment of debt. A loss from extinguishment of debt represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and

•
Net amortization of discounts and premiums on mortgage loans related to the GKK Properties.  Discounts and premiums on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of discounts and premiums related to the debt assumed in connection with the Settlement Agreement in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of discounts and premiums has no ongoing economic impact on our operations.  The debt assumed related to the GKK Properties was marked to market as of the date we entered into Settlement Agreement, which resulted in discounts and premiums related to the debt assumed.  We believe excluding these items provides investors with a useful supplemental metric that directly addresses core operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and six months ended June 30, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$61,182	$19,751	$72,001	$28,340
Depreciation of real estate assets	7,118	9,228	14,738	19,243
Amortization of lease-related costs	2,928	4,977	6,306	10,567
Impairment charges on real estate	14,629	—	25,493	—
Gain on foreclosed real estate held for sale	—	—	—	(2,509)
Gain on sales of real estate, net	(97,349)	(35,093)	(120,935)	(49,059)
Gain on sales of real estate, net - discontinued operations	—	—	—	(124)
FFO	(11,492)	(1,137)	(2,397)	6,458
Straight-line rent and amortization of above- and below-market leases	(1,918)	(2,731)	(3,162)	(5,016)
Loss from extinguishment of debt	19,317	6,385	19,320	6,376
Amortization of discounts and closing costs on real estate loans receivable	(280)	(250)	(551)	(491)
Amortization of discounts and premiums on GKK notes payable, net	23	356	211	867
Foreclosure fees and expenses	262	—	262	—
MFFO	$5,912	$2,623	$13,683	$8,194
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first and second quarters of 2016 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)		Cash Flow From Operations
			Distributions Paid (1) (2)
First Quarter 2016	$4,655	$0.025	$4,655	$4,653
Second Quarter 2016	4,645	0.025	4,645	7,198
	$9,300	$0.050	$9,300	$11,851
_____________________
(1) Distributions consist of the following, as applicable:

•
On March 11, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 21, 2016. This distribution totaled approximately $4.7 million and was paid on March 28, 2016.

•
On May 6, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 22, 2016. This distribution totaled approximately $4.6 million and was paid on June 28, 2016.

(2) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
For the six months ended June 30, 2016, we paid aggregate cash distributions of $9.3 million. FFO and cash flow from operations for the six months ended June 30, 2016 were $(2.4) million and $11.9 million, respectively. We funded our total distributions paid with current period cash flow from operations. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above. For information on our liquidity and distribution policies, see “– Liquidity and Capital Resources.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our operating performance and ability to pay distributions cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “– Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources”and “Results of Operations” herein and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Those factors include: the future operating performance of our investments; the success and economic viability of our tenants; the ability of our borrowers and their sponsors to continue to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on our variable rate debt obligations; our ability to sell assets to cover our liquidity needs; our ability to successfully operate and sell the GKK Properties given the concentration of the GKK Properties in the financial services sector; and our advisor’s limited experience operating and selling bank branch properties.
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
Distribution Declared
On August 9, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 22, 2016. We expect to pay this distribution on or about September 29, 2016.
Disposition of Woodfield Preserve Office Center
On November 13, 2007, we, through an indirect wholly owned subsidiary, purchased two six-story office buildings containing an aggregate of 647,216 rentable square feet on approximately 24 acres of land in Schaumburg, Illinois (“Woodfield Preserve Office Center”). On July 14, 2016, we sold Woodfield Preserve Office Center, which had a net book value of $71.5 million as of the date of sale, for $73.4 million. The purchaser is not affiliated with the us or our advisor. In connection with the disposition of Woodfield Preserve Office Center, we repaid $37.1 million of the outstanding principal balance due under the Portfolio Loan, which was partially secured by Woodfield Preserve Office Center.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Advisory Agreement Amendment
On August 9, 2016, we and our advisor entered into an amendment (“Amendment No. 1”) to the advisory agreement between the parties to amend certain terms related to the disposition fee payable to our advisor by us.
Prior to Amendment No. 1, with respect to sales of GKK Properties, the advisory agreement provided:
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

Pursuant to Amendment No. 1, with respect to sales of GKK Properties for which a disposition fee has not yet been paid, based on the proceeds received from the entire investment related to the GKK Mezzanine Loan and the GKK Properties to date and expected proceeds from future sales, the conflicts committee determined that our advisor had provided a substantial amount of services in connection with the sale of each such 160 GKK Property named therein and approved the payment to our advisor of a disposition fee equal to 1.0% of the aggregate contract sales prices of such GKK Properties, which aggregate disposition fee was $2.0 million. The aggregate contract sales price of such 160 GKK Properties was $214.1 million.
Also pursuant to Amendment No. 1, for substantial assistance in connection with the sale of all GKK Properties that have not yet been sold (as determined by the conflicts committee of our board of directors), we will pay our advisor or its affiliates a disposition fee of 1% of the contract sales such GKK Properties sold. However, in no event may the total commissions (including such disposition fees) paid to our advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission.

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
We have borrowed funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2016, the fair value and book value of our fixed rate real estate loans receivable were $20.6 million and $22.3 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of June 30, 2016, the fair value of our fixed rate debt was $105.6 million and the outstanding principal balance of our fixed rate debt was $98.4 million. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on our $153.5 million of variable rate debt outstanding. Based on interest rates as of June 30, 2016, if interest rates are 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt outstanding would increase by approximately $1.5 million. As of June 30, 2016, one-month LIBOR was 0.46505% and if this index was reduced to 0% during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $0.7 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of June 30, 2016 was 11.4%. The weighted-average annual effective interest rate represents the effective interest rate as of June 30, 2016, using the interest method, which we use to recognize interest income on our real estate loans receivable. The weighted-average interest rates of our fixed rate debt and interest rate of our variable rate debt as of June 30, 2016 were 5.7% and 2.3%, respectively. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2016, using interest rate indices as of June 30, 2016, where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
See the risks below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016.
We can give no assurances regarding any particular transaction in connection with the exploration of strategic alternatives and the marketing of our assets for sale.
Although the Special Committee has engaged Evercore to assist us and the Special Committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all. Based on the results of this sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders to sell one or more of our assets, and, depending on the scope of the proposed asset sales, thereafter to adopt a plan of liquidation that would involve the sale of our remaining assets. Alternatively, based on the results of the initial sales effort, the board of directors may conclude that it would be in our best interests and the best interests of our stockholders for us to engage in a limited number of asset sales and continue to operate as a going concern, but with a portfolio that is smaller than the present portfolio. Although we have begun the process of exploring strategic alternatives and intend to market for sale our assets, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

The only redemptions we made under our share redemption program during the six months ended June 30, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the six months ended June 30, 2016, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of cash flow from operations and proceeds from the sale of properties.
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
During the six months ended June 30, 2016, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	110,866	$3.94	(2)	(3)
February 2016	111,902	$3.94	(2)	(3)
March 2016	93,851	$3.94	(2)	(3)
April 2016	218,998	$3.94	(2)	(3)
May 2016	111,156	$3.94	(2)	(3)
June 2016	188,704	$3.94	(2)	(3)
Total	835,477
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the six months ended June 30, 2016, we redeemed $3.3 million of shares of common stock. The only redemptions we made under our share redemption program during the six months ended June 30, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. On December 8, 2015, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2016. Based on this redemption limitation and those described above and redemptions through June 30, 2016, we may redeem up to $6.7 million of shares that meet the requirements for special redemptions for the remainder of 2016.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 5.Other Information
Advisory Agreement Amendment
On August 9, 2016, we and our advisor entered into Amendment No. 1 to the advisory agreement between the parties to amend certain terms related to the disposition fee payable to our advisor by us.
Prior to Amendment No. 1, with respect to sales of GKK Properties, the advisory agreement provided:
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

Pursuant to Amendment No. 1, with respect to sales of GKK Properties for which a disposition fee has not yet been paid, based on the proceeds received from the entire investment related to the GKK Mezzanine Loan and the GKK Properties to date and expected proceeds from future sales, the conflicts committee determined that our advisor had provided a substantial amount of services in connection with the sale of each such 160 GKK Property named therein and approved the payment to our advisor of a disposition fee equal to 1.0% of the aggregate contract sales prices of such GKK Properties, which aggregate disposition fee was $2.0 million. The aggregate contract sales price of such 160 GKK Properties was $214.1 million.
Also pursuant to Amendment No. 1, for substantial assistance in connection with the sale of all GKK Properties that have not yet been sold (as determined by the conflicts committee of our board of directors), we will pay our advisor or its affiliates a disposition fee of 1% of the contract sales such GKK Properties sold. However, in no event may the total commissions (including such disposition fees) paid to our advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission.

PART II. OTHER INFORMATION (CONTINUED)

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

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087, filed June 23, 2005

10.1
Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Net Lease Advisors, LLC, dated October 19, 2015

10.2
Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Net Lease Advisors, LLC, dated October 21, 2015

10.3
First Amendment to Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Net Lease Advisors, LLC, dated December 4, 2015

10.4
Second Amendment to Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Net Lease Advisors, LLC, dated January 8, 2016

10.5
Third Amendment to Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Net Lease Advisors, LLC, dated February 19, 2016

10.6
Fourth Amendment to Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Vault Portfolio, LLC, dated March 7, 2016

10.7
Fifth Amendment to Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Vault Portfolio, LLC, dated March 10, 2016

10.8
Sixth Amendment to Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Vault Portfolio, LLC, dated March 17, 2016

10.9
Seventh Amendment to Amended and Restated Purchase and Sale Agreement, by and among First States Investors 6000A, L.P., First States Investors 6000B, L.P., First States Investors 6000C, L.P. and First States Investors 6000D, L.P. and Pontus Vault Portfolio, LLC, dated March 18, 2016

10.10	Second Amended and Restated Asset Management Services Agreement, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, effective as of June 1, 2016

10.11	Accounting/Construction Services Agreement, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, effective as of June 1, 2016

10.12	Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated August 9, 2016

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	August 10, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)