Form 10-Q
period 2016-09-30
KBS Real Estate Investment Trust, Inc.
filed 2016-11-14
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, there were 185,150,475 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate held for investment:
Land	$117,674	$122,857
Buildings and improvements	444,918	467,569
Tenant origination and absorption costs	17,248	21,962
Total real estate held for investment, at cost and net of impairment charges	579,840	612,388
Less accumulated depreciation and amortization	(86,861)	(95,320)
Total real estate held for investment, net	492,979	517,068
Real estate held for sale, net	8,839	343,812
Total real estate, net	501,818	860,880
Real estate loans receivable, net	22,580	27,281
Total real estate and real estate-related investments, net	524,398	888,161
Cash and cash equivalents	219,590	46,605
Restricted cash	14,554	39,874
Rents and other receivables, net	24,318	25,864
Above-market leases, net	775	1,341
Assets related to real estate held for sale	313	32,321
Prepaid expenses and other assets, net	32,112	20,699
Total assets	$816,060	$1,054,865
Liabilities and equity
Notes payable:
Notes payable, net	$178,524	$238,681
Notes payable related to real estate held for sale, net	—	189,541
Total notes payable, net	178,524	428,222
Accounts payable and accrued liabilities	13,012	19,152
Due to affiliates	90	68
Below-market leases, net	8,606	12,697
Liabilities related to real estate held for sale	1,526	15,417
Other liabilities	40,594	49,646
Total liabilities	242,352	525,202
Commitments and contingencies (Note 12)
Redeemable common stock	5,273	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 185,214,437 and 186,414,147 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,852	1,864
Additional paid-in capital	1,656,149	1,656,137
Cumulative distributions and net losses	(1,089,566)	(1,138,338)
Total stockholders’ equity	568,435	519,663
Total liabilities and stockholders’ equity	$816,060	$1,054,865
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$21,364	$31,242	$75,710	$99,038
Tenant reimbursements	4,758	12,242	23,604	35,929
Interest income from real estate loans receivable	644	756	2,193	2,223
Parking revenues and other operating income	524	604	1,693	2,197
Total revenues	27,290	44,844	103,200	139,387
Expenses:
Operating, maintenance, and management	11,497	17,699	42,062	57,531
Real estate taxes, property-related taxes, and insurance	3,203	5,404	13,299	18,050
Asset management fees to affiliate	1,653	2,386	6,098	7,152
Foreclosure fees and expenses	—	—	275	—
General and administrative expenses	7,755	7,591	14,003	15,868
Depreciation and amortization	7,554	13,911	28,597	43,721
Interest expense	2,089	7,025	9,969	23,842
Impairment charges on real estate	4,080	34,933	29,574	34,933
Provision for loan losses	—	2,504	—	2,504
Total expenses	37,831	91,453	143,877	203,601
Other income and loss
Gain on sales of real estate, net	7,910	806	128,845	49,865
Gain on sales of foreclosed real estate held for sale	—	—	—	2,509
Loss from extinguishment of debt	(7,023)	(2,189)	(26,343)	(8,565)
Other interest income	283	167	623	409
Other income	77	109	183	458
Total other income (loss)	1,247	(1,107)	103,308	44,676
(Loss) income from continuing operations	(9,294)	(47,716)	62,631	(19,538)
Discontinued operations:
Gain on sales of real estate, net	—	—	—	124
Income from discontinued operations	—	305	75	343
Total income from discontinued operations	—	305	75	467
Net (loss) income	$(9,294)	$(47,411)	$62,706	$(19,071)
Basic and diluted income per common share:
Continuing operations	$(0.05)	$(0.25)	$0.34	$(0.10)
Discontinued operations	—	—	—	—
Net (loss) income per common share	$(0.05)	$(0.25)	$0.34	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	185,473,509	187,058,110	185,892,361	187,386,137
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2014	187,845,515	$1,879	$1,662,483	$(1,061,589)	$602,773
Net loss	—	—	—	(11,387)	(11,387)
Redemptions of common stock	(1,431,368)	(15)	(6,346)	—	(6,361)
Distributions declared	—	—	—	(65,362)	(65,362)
Balance, December 31, 2015	186,414,147	$1,864	$1,656,137	$(1,138,338)	$519,663
Net income	—	—	—	62,706	62,706
Redemptions of common stock	(1,199,710)	(12)	(4,715)	—	(4,727)
Transfers from redeemable common stock	—	—	4,727	—	4,727
Distributions declared	—	—	—	(13,934)	(13,934)
Balance, September 30, 2016	185,214,437	$1,852	$1,656,149	$(1,089,566)	$568,435
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$62,706	$(19,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,597	43,721
Impairment charges on real estate	29,574	34,933
Loss due to property damages	1,033	—
Noncash interest income on real estate-related investments	(841)	(750)
Provision for loan losses	—	2,504
Deferred rent	(1,175)	(1,767)
Bad debt expense (recovery)	121	(169)
Amortization of deferred financing costs	273	1,568
Amortization of above- and below-market leases, net	(4,020)	(5,707)
Gain on sales of foreclosed real estate held for sale	—	(2,509)
Gain on sales of real estate, net	(128,845)	(49,989)
Loss on extinguishment of debt	26,343	8,565
Amortization of discounts and premiums on notes payable, net	227	1,128
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	13,971	10,530
Rents and other receivables	2,364	1,690
Prepaid expenses and other assets	(14,441)	(5,776)
Accounts payable and accrued liabilities	17	5,514
Due to affiliates	22	(41)
Other liabilities	(9,042)	1,861
Net cash provided by operating activities	6,884	26,235
Cash Flows from Investing Activities:
Acquisition of real estate	—	(2,297)
Improvements to real estate	(23,957)	(27,499)
Proceeds from sales of real estate, net	472,821	206,106
Proceeds from sales of foreclosed real estate held for sale	—	14,155
Insurance proceeds received for property damage	1,028	—
Principal repayments on real estate loans receivable	62	124
Net change in restricted cash for capital expenditures	1,463	4,042
Net cash provided by investing activities	451,417	194,631
Cash Flows from Financing Activities:
Principal payments on notes payable	(85,235)	(142,930)
Purchase of treasury securities in connection with defeasance of notes payable	(184,772)	—
Prepayment premium on the repayment of debt	(6,534)	(6,619)
Net change in restricted cash for debt service obligations	9,886	1,084
Payments to redeem common stock	(4,727)	(4,558)
Distributions paid to common stockholders	(13,934)	(18,745)
Net cash used in financing activities	(285,316)	(171,768)
Net increase in cash and cash equivalents	172,985	49,098
Cash and cash equivalents, beginning of period	46,605	58,675
Cash and cash equivalents, end of period	$219,590	$107,773
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Company invested in a diverse portfolio of real estate and real estate-related investments. As of September 30, 2016, the Company owned or, with respect to a limited number of properties, held a leasehold interest in, 186 real estate properties (of which 12 properties were held for sale, all of which were GKK Properties (defined below)), including the GKK Properties. In addition, as of September 30, 2016, the Company owned three real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
Subject to certain restrictions and limitations, the business of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”) in effect through November 8, 2017. The Advisory Agreement may be renewed for an unlimited number of one-year periods upon the mutual consent of the Advisor and the Company. Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
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
The Company sold 171,109,494 shares of common stock in its primary offering for gross offering proceeds of $1.7 billion. The Company sold 28,306,086 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $233.7 million. As of September 30, 2016, the Company had redeemed 14,221,143 of the shares sold in the Offering for $96.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
As of September 30, 2016, the Company accrued $19.1 million of estimated profit participation interest related to the GKK Properties under the Second Amended Services Agreement.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the nine months ended September 30, 2016, the Company sold 179 properties (177 of which were GKK Properties). As of September 30, 2016, the Company had classified 12 properties as held for sale, all of which were GKK Properties. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock, as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2016 and 2015, respectively.
Distributions declared per share of common stock were $0.025 and $0.075 for the three and nine months ended September 30, 2016, respectively, and $0.025 and $0.075 for the three and nine months ended September 30, 2015, respectively. Distributions per share of common stock were based on a quarterly record date for each quarter ended September 30, 2016 and 2015, respectively.
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
September 30, 2016
(unaudited)

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements.
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
September 30, 2016
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company:  (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

3.	REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2016, the Company’s portfolio of real estate held for investment, including the GKK Properties, was composed of approximately 4.0 million rentable square feet and was 88% occupied. These properties are located in 23 states and include office properties, industrial properties, bank branch properties and a retail property. Included in the Company’s portfolio of real estate held for investment was 1.7 million rentable square feet related to the GKK Properties held for investment, which were 86% occupied as of September 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following table summarizes the Company’s real estate held for investment as of September 30, 2016 and December 31, 2015 (in thousands):

	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment
As of September 30, 2016:
Office	$55,335	$292,005	$525	$347,865
Industrial	10,975	57,416	1,835	70,226
Retail (1)	1,607	2,930	753	5,290
GKK Properties	49,757	92,567	14,135	156,459
Real estate held for investment, at cost and net of impairment charges	117,674	444,918	17,248	579,840
Accumulated depreciation/amortization	—	(77,176)	(9,685)	(86,861)
Real estate held for investment, net	$117,674	$367,742	$7,563	$492,979
As of December 31, 2015:
Office	$56,745	$294,979	$525	$352,249
Industrial	10,974	56,451	1,835	69,260
GKK Properties	55,138	116,139	19,602	190,879
Real estate held for investment, at cost and net of impairment charges	122,857	467,569	21,962	612,388
Accumulated depreciation/amortization	—	(82,877)	(12,443)	(95,320)
Real estate held for investment, net	$122,857	$384,692	$9,519	$517,068
_____________________
(1) On May 13, 2016, the Company received a deed-in-lieu of foreclosure in satisfaction of all amounts due to it under its investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan. See Note 5, “Real Estate Loans Receivable.”
Operating Leases
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2016, the Company’s leases, including those related to the GKK Properties, held for investment and excluding options to extend, had remaining terms of up to 13.8 years with a weighted-average remaining term of 3.9 years. As of September 30, 2016, leases related to the GKK Properties, excluding options to extend, had remaining terms of up to 9.8 years with a weighted-average remaining term of 3.1 years. Some of the Company’s leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.7 million and $3.2 million as of September 30, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

During the nine months ended September 30, 2016 and 2015, the Company recognized deferred rent from tenants of $1.2 million and $1.8 million, respectively. These amounts for the nine months ended September 30, 2016 and 2015 were net of $0.9 million and $1.0 million of lease incentive amortization, respectively. As of September 30, 2016 and December 31, 2015, the cumulative deferred rent balance was $21.3 million and $19.4 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $4.8 million and $4.7 million of unamortized lease incentives as of September 30, 2016 and December 31, 2015, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The future minimum rental income from the Company’s properties held for investment under non-cancelable operating leases, including leases subject to shedding rights and excluding options to extend, as of September 30, 2016 for the years ending December 31 is as follows (in thousands):

October 1, 2016 through December 31, 2016	$14,045
2017	55,444
2018	45,897
2019	42,090
2020	37,123
Thereafter	132,090
$326,689
Under certain of the Company’s leases, tenants reimburse the Company for their proportionate share of the costs the Company incurs to manage, operate and maintain the buildings and properties where they rent space. These leases often limit the types and amounts of expenses the Company can pass through to its tenants and allow the tenants to audit and contest the determination of the operating expenses they are required to pay. As of September 30, 2016, the Company had recorded liabilities of approximately $3.2 million related to potential loss contingencies associated with certain claimed amounts relating to tenant reimbursement audits.
As of September 30, 2016, the Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Finance	36	$22,082	30.2%
Legal	19	8,662	11.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease's inception through the balance of the lease term.
As of September 30, 2016, no other tenant industries accounted for more than 10% of the Company’s annualized base rent. The Company currently has over 200 tenants over a diverse range of industries and geographical regions. As of September 30, 2016 and December 31, 2015, the Company had a bad debt expense reserve of $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded bad debt expense related to its tenant receivables of $0.1 million and $38,000, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the Company had a concentration of credit risk related to leases with the following tenant that represented more than 10% of the Company’s annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Rentable Square Feet	% of Portfolio Rentable Square Feet	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expirations
Bank of America, N.A.	Various	Finance	773,524	19.5%	$7,944	10.9%	$10.27	(2)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(2) As of September 30, 2016, lease expiration dates ranged from 2019 through 2023 with a weighted-average remaining term of 4.6 years.
No other tenant represented more than 10% of the Company’s annualized base rent.
Geographic Concentration Risk
As of September 30, 2016, the Company’s net investments in real estate in Virginia represented 14.6% of the Company’s total assets.  As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in Virginia’s real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office or bank branch space resulting from the local business climate, could adversely affect the Company’s operating results.
Impairment of Real Estate
During the three months ended September 30, 2016, the Company recorded non-cash impairment charges of $4.1 million, of which $3.7 million relates to 15 GKK properties classified as real estate held for investment, to write-down the carrying values of these real estate investments to their estimated fair values and $0.4 million with respect to three GKK Properties that were held for sale to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. During the nine months ended September 30, 2016, the Company recorded non-cash impairment charges of $29.6 million, of which $25.4 million related to 47 properties classified as real estate held for investment (including 44 GKK Properties), to write-down the carrying values of these real estate investments to their estimated fair values and $4.2 million with respect to 13 GKK Properties that were held for sale or sold to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. See Note 6, “Real Estate Held for Sale and Discontinued Operations,” for information regarding impairments of assets related to real estate held for sale or sold. The facts and circumstances leading to the impairments on the Company’s real estate held for investment are as follows:
City Gate Plaza
The Company recognized an impairment charge during the nine months ended September 30, 2016 of $3.3 million to reduce the carrying value of the Company’s investment in City Gate Plaza, an office property located in Sacramento, California, to its estimated fair value. The Company revised its cash flow projections to account for higher projected leasing costs to stabilize the property. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.
University Park Buildings
The Company recognized an impairment charge during the nine months ended September 30, 2016 of $3.2 million to reduce the carrying value of the Company’s investment in the University Park Buildings, an office property located in Sacramento, California, to its estimated fair value. The Company revised its cash flow projections primarily to account for higher projected capital costs for general building upgrades and to address certain maintenance issues. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

ADP Plaza
The Company recognized an impairment charge during the nine months ended September 30, 2016 of $1.7 million to reduce the carrying value of the Company’s investment in ADP Plaza, an office property located in Portland, Oregon, to its estimated fair value. The Company revised its cash flow projections due to an increase in projected vacancy as a tenant occupying 48.6% of the building’s rentable square feet notified the Company that it will exercise its contraction option as early as January 2017, resulting in a decrease in projected cash flows.
GKK Properties
Citizens Bank Portfolio
The Company recognized an impairment charge during the nine months ended September 30, 2016 of $10.8 million relating to 20 properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.
Pitney Bowes - Bank of America Portfolio
The Company recognized an impairment charge during the nine months ended September 30, 2016 of $3.0 million relating to 13 properties in the Pitney Bowes - Bank of America Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.
Other Properties
The Company recognized an impairment charge during the nine months ended September 30, 2016 of $3.4 million relating to 11 other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $800,000. These impairments generally resulted from changes in lease projections, including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, above-market lease assets, and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cost, net of impairments	$17,248	$21,962	$4,309	$5,024	$(37,337)	$(38,012)
Accumulated amortization	(9,685)	(12,443)	(3,534)	(3,683)	28,731	25,315
Net amount	$7,563	$9,519	$775	$1,341	$(8,606)	$(12,697)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(791)	$(2,409)	$(384)	$(843)	$1,573	$2,460

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Amortization	$(3,621)	$(7,814)	$(1,688)	$(3,001)	$5,708	$8,699

5.	REAL ESTATE LOANS RECEIVABLE
As of September 30, 2016 and December 31, 2015, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of September 30, 2016(1)	Book Value as of September 30, 2016 (2)	Book Value as of December 31, 2015 (2)	Contractual Interest Rate (3)	Annualized Effective Interest Rate (3)	Maturity Date
Sandmar Mezzanine Loan Southeast U.S. (4)	01/09/2007	Retail	Mezzanine	$5,074	$5,096	$5,096	5.4%	—%	01/01/2017
Lawrence Village Plaza Loan Origination New Castle, Pennsylvania (5)	08/06/2007	Retail	Mortgage	—	—	6,903	(5)	(5)	(5)
San Diego Office Portfolio B-Note San Diego, California (6)	10/26/2007	Office	B-Note	20,000	18,962	18,277	5.8%	11.2%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,794	3,618	3,503	6.1%	12.4%	07/11/2017
				$28,868	$27,676	$33,779
Reserve for Loan Losses (7)				—	(5,096)	(6,498)
				$28,868	$22,580	$27,281
_____________________
(1) Outstanding principal balance as of September 30, 2016 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Book value represents outstanding principal balance, adjusted for unamortized acquisition discounts, origination fees and direct origination and acquisition costs. Loan balances are presented gross of any asset-specific reserves.
(3) Contractual interest rate is the stated interest rate on the face of the loan. Annualized effective interest rate is calculated as the actual interest income recognized in 2016, using the interest method, annualized and divided by the average amortized cost basis of the investment during 2016. The contractual interest rates and annualized effective interest rates presented are as of September 30, 2016.
(4) The Company had recorded an asset-specific loan loss reserve against this investment as of September 30, 2016. See “—Reserve for Loan Losses.”
(5) On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. On May 13, 2016, the Company received a deed-in-lieu of foreclosure in satisfaction of all amounts due to it under its investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan.
(6) The borrower under this note is a wholly owned subsidiary of The Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of The Irvine Company. In addition, Charles J. Schreiber, Jr. (the Company’s Chief Executive Officer, one of the Company’s directors and one of the Company’s sponsors) has served as a member of the board of directors and executive committee of The Irvine Company since August 2016.  During the nine months ended September 30, 2016, the Company recognized $1.6 million of interest income related to its investment in this loan.
(7) See “—Reserve for Loan Losses.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016 and December 31, 2015, interest receivable from real estate loans receivable was $0.1 million and $0.1 million, respectively, and is included in rents and other receivables.
The following summarizes the activity related to real estate loans receivable for the nine months ended September 30, 2016 (in thousands):

Real estate loans receivable, net - December 31, 2015	$27,281
Principal repayments received on real estate loans receivable	(62)
Accretion of discounts on purchased real estate loans receivable	867
Amortization of origination fees and costs on purchased and originated real estate loans receivable	(26)
Deed-in-lieu foreclosure of real estate loan receivable	(5,480)
Real estate loans receivable, net - September 30, 2016	$22,580
For the three and nine months ended September 30, 2016 and 2015, interest income from real estate loans receivable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest income	$354	$496	$1,352	$1,473
Interest accretion	299	268	867	774
Amortization of origination fees and costs	(9)	(8)	(26)	(24)
Interest income from real estate loans receivable	$644	$756	$2,193	$2,223
The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable. The Company considers the collectibility of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis. As of September 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent. Beginning in July 2014, interest income received on the Sandmar Mezzanine Loan was recorded on a cost-recovery basis. As of September 30, 2015, the book value, which is net of the loan loss reserve for the Sandmar Mezzanine Loan, was $0. Subsequent to September 30, 2015, the Company began recognizing cash receipts related to the Sandmar Mezzanine Loan as interest income. During the nine months ended September 30, 2016 and 2015, the Company recognized interest income of $94,000 and $0 related to the Sandmar Mezzanine Loan, respectively. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment and the Company began recognizing interest income on a cash basis. On May 13, 2016, the Company received a deed-in-lieu of foreclosure in satisfaction of all amounts due to it under its investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan. During the nine months ended September 30, 2016 and 2015, the Company recognized interest income of $0.2 million and $0.4 million on the Lawrence Village Plaza Loan Origination, respectively.
Reserve for Loan Losses
As of September 30, 2016, the total reserve for loan losses consisted of $5.1 million of asset-specific reserves related to the Sandmar Mezzanine Loan, which had an amortized cost basis of $5.1 million.
The Company did not record additional loan loss reserves during the nine months ended September 30, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

6.	REAL ESTATE HELD FOR SALE AND DISCONTINUED OPERATIONS
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014 will remain in discontinued operations on the Company’s consolidated statement of operations. Prior to the adoption of ASU No. 2014-08, the operating results of properties held for sale or to be disposed of and the aggregate net gains recognized upon their disposition were presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. During the year ended December 31, 2015, the Company disposed of 34 properties (of which 31 were GKK Properties) and terminated its leasehold interest in three GKK Properties. As of December 31, 2015, the Company had classified eight properties as held for sale (all of which were GKK Properties). During the nine months ended September 30, 2016, the Company disposed of 179 properties (177 of which were GKK Properties). As of September 30, 2016, the Company had classified 12 properties as held for sale, all of which were GKK Properties.
The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Assets related to real estate held for sale
Total real estate, at cost and net of impairment charges	$11,071	$411,575
Accumulated depreciation and amortization	(2,232)	(67,763)
Real estate held for sale, net	8,839	343,812
Other assets	313	32,321
Total assets related to real estate held for sale	$9,152	$376,133
Liabilities related to real estate held for sale
Notes payable, net	—	189,541
Other liabilities	1,526	15,417
Total liabilities related to real estate held for sale	$1,526	$204,958

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

During the nine months ended September 30, 2016, the Company sold two historical real estate properties and 177 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. During the year ended December 31, 2015, the Company sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. As of September 30, 2016, the Company had classified 12 properties as held for sale, all of which were GKK Properties. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to all of these properties, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$1,915	$12,621	$18,691	$43,757
Tenant reimbursements and other operating income	1,618	8,832	13,755	26,503
Total revenues	3,533	21,453	32,446	70,260
Expenses
Operating, maintenance, and management	1,687	7,732	12,040	26,675
Real estate taxes and insurance	388	3,024	5,242	10,463
Asset management fees to affiliate	41	377	699	1,216
General and administrative expenses	(77)	1	(21)	—
Depreciation and amortization	259	6,656	6,567	22,129
Interest expense	30	4,153	3,112	14,252
Impairment of real estate	392	19,035	4,196	19,035
Total expenses	2,720	40,978	31,835	93,770
Discontinued Operations
The following table summarizes operating income from discontinued operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues and other income	$—	$113	$6	$142
Total expenses	—	(192)	(69)	(201)
Income from discontinued operations before gain on sales of real estate, net, and impairment charge	—	305	75	343
Gain on sales of real estate, net	—	—	—	124
Income from discontinued operations	$—	$305	$75	$467
Foreclosed Real Estate Held for Sale
During the nine months ended September 30, 2015, the Company sold the remaining two condominium units of the Tribeca Building and recognized a gain on sale of $2.5 million (which gain on sale has been reduced by disposition fees to the Advisor of $0.2 million related to these two units) and recorded expenses of $0.3 million related to foreclosed real estate held for sale.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

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

7.	NOTES PAYABLE
As of September 30, 2016 and December 31, 2015, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

Loan Type	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of September 30, 2016 (1)	Effective Interest Rate as of September 30, 2016 (1)	Payment Type	Maturity Date (2)
Notes Payable
Plaza in Clayton Mortgage Loan (3)	$62,200	$62,200	5.9%	5.9%	Interest Only	10/6/2016
Portfolio Loan	116,374	164,131	One-month LIBOR + 1.80%	2.3%	Interest Only	1/1/2017
	178,574	226,331
GKK Properties Notes Payable
Bank of America - BBD2 Mortgage Loan (4)	—	65,712	(4)	(4)	(4)	(4)
Pitney Bowes - Bank of America Mortgage Loan (5)	—	36,160	(5)	(5)	(5)	(5)
FSI 6000D Mortgage Loan (6)	—	28,934	(6)	(6)	(6)	(6)
FSI 6000B Mortgage Loan (6)	—	27,763	(6)	(6)	(6)	(6)
FSI 6000A Mortgage Loan (6)	—	24,271	(6)	(6)	(6)	(6)
FSI 6000C Mortgage Loan (6)	—	21,967	(6)	(6)	(6)	(6)
	—	204,807
Total notes payable principal outstanding	178,574	431,138
Discount on notes payable, net (7)	—	(2,487)
Deferred financing costs, net	(50)	(429)
Total notes payable, net	$178,524	$428,222
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2016, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the maturity date shown.
(3) On October 6, 2016, the Company repaid the entire outstanding principal balance due and all other sums due under the Plaza in Clayton Mortgage Loan.
(4) On April 15, 2016, the Company, through an indirect wholly owned subsidiary, entered into a defeasance agreement with the lenders under the Bank of America - BBD2 Mortgage Loan. See “Significant Financing Transactions - Defeasance of the Bank of America - BBD2 Mortgage Loan” below.
(5) On September 1, 2016, the Company repaid the entire outstanding principal balance due and all other sums due under the Pitney Bowes - Bank of America Mortgage Loan. See “Significant Financing Transactions - Early Pay-off of the Pitney Bowes - Bank of America Mortgage Loan” below.
(6) On April 11, 2016, the Company, through indirect wholly owned subsidiaries, entered into a defeasance agreement with each of the lenders under these loans. See “Significant Financing Transactions - Defeasance of the FSI 6000 Mortgage Loans” below.
(7) Represents the unamortized discounts and premiums on notes payable due to the above- and below-market interest rates when the loans were assumed. The discounts and premiums are amortized over the remaining life of the respective loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

During the three and nine months ended September 30, 2016, the Company incurred interest expense of $2.1 million and $10.0 million, respectively. During the three and nine months ended September 30, 2015, the Company incurred interest expense of $7.0 million and $23.8 million, respectively. Included in interest expense were: (i) the amortization of deferred financing costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016 and $0.3 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, and (ii) the amortization of discounts and premiums on notes payable, which increased interest expense by $15,000 and $0.2 million for the three and nine months ended September 30, 2016 and $0.3 million and $1.1 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, $0.5 million and $1.7 million of interest was payable, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2016 (in thousands):

October 1, 2016 through December 31, 2016	$62,200	(1)
2017	116,374
2018	—
2019	—
2020	—
Thereafter	—
	$178,574
_____________________
(1) On October 6, 2016, the Company repaid the entire $62.2 million outstanding principal balance due and all other sums due under the Plaza in Clayton Mortgage Loan.
The following summarizes the activity related to notes payable for the nine months ended September 30, 2016 (in thousands):

Total notes payable, net - December 31, 2015	$428,222
Principal repayments	(85,235)
Defeasance of notes payable	(167,328)
Write-off of discount on notes payable related to sale	2,260
Write-off of deferred financing costs	105
Amortization of discounts and premiums on notes payable, net	227
Amortization of deferred financing costs	273
Total notes payable, net - September 30, 2016	$178,524
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
September 30, 2016
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
Early Pay-off of the Pitney Bowes - Bank of America Mortgage Loan
On September 1, 2016, the Company repaid the entire $36.2 million principal balance and all other sums due on the Pitney Bowes - Bank of America Mortgage Loan and paid a prepayment premium of $6.5 million. The prepayment premium and write-off of an unamortized discount resulted in an aggregate loss on extinguishment of debt of approximately $7.0 million.
Debt Covenants
The documents evidencing the Company’s outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on the Company’s operations, such as restrictions on the Company’s ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require the Company to repay the debt immediately. If the Company fails to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of September 30, 2016, the Company was in compliance with these debt covenants.

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
September 30, 2016
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
The following were the face values, carrying amounts and fair values of the Company’s real estate loans receivable and notes payable as of September 30, 2016 and December 31, 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial assets:
Real estate loans receivable (1)	$28,868	$22,580	$21,168	$35,811	$27,281	$25,218
Financial liabilities:
Notes payable	$178,574	$178,524	$178,452	$431,138	$428,222	$448,351
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Assets Recorded at Fair Value
During the nine months ended September 30, 2016, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis (1):
Impaired real estate held for investment	$82,131	$—	$—	$82,131
Impaired real estate held for sale	2,828	—	—	2,828
Impaired real estate sold	12,065	—	—	12,065
_____________________
(1) Amounts represent the aggregate fair value for real estate assets impacted by impairment charges during the nine months ended September 30, 2016, as of the date that the fair value measurements were made. The carrying value for these real estate assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
As of September 30, 2016, certain of the Company’s real estate properties held for investment were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted to estimated fair values. The Company estimated the fair value for the impaired real estate properties held for investment by performing a 10-year discounted cash flow analysis. The range of the terminal capitalization rates used to estimate the fair values for these properties was 7.00% to 10.75%. See Note 3, “Real Estate Held for Investment — Impairment of Real Estate,” for information regarding impairments related to real estate held for investment. As of September 30, 2016, certain of the Company’s real estate properties held for sale and sold were measured at estimated fair value as these properties were impaired and the carrying values of these properties were adjusted to estimated fair value. The Company estimated the fair value for these impaired real estate properties held for sale and sold based on an estimated sales price, less estimated costs to sell.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

On January 6, 2014, the Company, together with KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The insurance program was renewed and is effective through June 30, 2017.
During the nine months ended September 30, 2016 and 2015, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2016 and 2015, respectively, and any related amounts payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees (1)	$1,653	$2,386	$6,098	$7,152	$—	$—
Reimbursement of operating expenses (2)	82	60	247	159	84	68
Disposition fees (3)	3,446	—	6,926	2,253	6	—
	$5,181	$2,446	$13,271	$9,564	$90	$68
_____________________
(1) See “Asset Management Fee for GKK Properties” below.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $76,000 and $51,000 for the three months ended September 30, 2016 and 2015, respectively, and $218,000 and $146,000 for the nine months ended September 30, 2016 and 2015, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2016 and 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(3) Disposition fees with respect to real estate sold are included in the gain (loss) on sales of real estate in the accompanying consolidated statements of operations. See also “ —Modification of Disposition Fee Related to GKK Properties” below.
During the nine months ended September 30, 2016, the Advisor reimbursed the Company $36,000 for a property insurance rebate and $69,000 for legal and professional fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by the Advisor and Company’s management and then approved by a majority of its independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, its direct or indirect wholly owned subsidiary or a joint venture or partnership in which it has an interest, (iii) the Advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) the Advisor recommends a revised fee arrangement with respect to such investment. As of September 30, 2016, the Company excluded its interest in an unconsolidated joint venture from the calculation of asset management fees. Through March 31, 2016, the Company calculated the asset management fee for the GKK Properties based on the original cost of its investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties it owns or in which it holds a leasehold interest. Beginning in April 2016, the gross value of the GKK Properties fell below the original cost of the Company’s investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through September 30, 2016, the Company calculated the asset management fee for these properties based on the gross value of the GKK Properties. As of September 30, 2016, the Company had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
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
Prior to August 9, 2016, notwithstanding the foregoing, in January 2015, the disposition fee related to the sales of GKK Properties was modified to provide that the conflicts committee would determine in its sole discretion the amount of the disposition fee related to the sale of GKK Properties upon the terms set forth below, which disposition fee may be an amount not to exceed 1% of the contract sales price, which maximum amount is consistent with the fixed percentage applicable to the sales of other properties, loans and other investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

With respect to sales of the GKK Properties, and provided that the conflicts committee determined that the Advisor had provided a substantial amount of services in connection with the sale of each GKK Property for which the payment of a disposition fee was requested by the Advisor, then:

(a)
With respect to portfolio or single asset sales of GKK Properties designated by the conflicts committee in its sole discretion at or about the time of the sale, the Company would pay the Advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other limitations and conditions set forth in the Advisory Agreement, as determined by the conflicts committee in its sole discretion, which fee would be payable upon the respective closing; and

(b)
With respect to sales of all other GKK Properties for which a disposition fee had not yet been paid, if, upon the sale of the final GKK Property, the conflicts committee determined in its sole discretion that the Company had recovered its entire investment related to the GKK Mezzanine Loan and the GKK Properties subsequent to the Settlement Agreement, after taking into consideration the net cash flow received by the Company from the investment, whether in the form of (i) net proceeds from the sales or other dispositions or transfers of the GKK Properties, (ii) the net cash flow related to the GKK Mezzanine Loan, (iii) the net cash flow related to the GKK Properties subsequent to the Settlement Agreement and/or (iv) other proceeds related to the assets and liabilities received under the Settlement Agreement, then the Company would pay the Advisor a fee in an amount not to exceed 1% of the contract sales price and subject to other conditions set forth in the Advisory Agreement, as determined by the conflicts committee in its sole discretion, which fee would be payable promptly upon such determination by the conflicts committee.

On August 9, 2016, the Company and the Advisor entered into an amendment (“Amendment No. 1”) to the Advisory Agreement to amend certain terms related to the disposition fee payable to the Advisor by the Company. Pursuant to Amendment No. 1, with respect to sales of GKK Properties for which a disposition fee had not yet been paid as of August 9, 2016, based on the proceeds received from the entire investment related to the GKK Mezzanine Loan and the GKK Properties through August 9, 2016 and expected proceeds from future sales, the conflicts committee determined that the Advisor had provided a substantial amount of services in connection with the sale of each of the 160 GKK Properties named therein and approved the payment to the Advisor of a disposition fee equal to 1.0% of the aggregate contract sales prices of such GKK Properties, of which the aggregate disposition fee was $2.0 million. The aggregate contract sales price of such 160 GKK Properties was $214.1 million. The $2.0 million disposition fee was paid in August 2016 and was included in the gain on sales of real estate, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016.
Also pursuant to Amendment No. 1, for substantial assistance in connection with the sale of all GKK Properties that had not been sold as of August 9, 2016 (as determined by the conflicts committee of the Company’s board of directors), the Company will pay the Advisor or its affiliates a disposition fee of 1.0% of the contract sales price of such GKK Properties sold. However, in no event may the total commissions (including such disposition fees) paid to the Advisor, its affiliates and unaffiliated third parties exceed 6% of the contract sales price of the property, loan or other investment sold or exceed a competitive real estate commission.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

10.	SUPPLEMENTAL CASH FLOW AND SIGNIFICANT NONCASH TRANSACTION DISCLOSURES
Supplemental cash flow and significant noncash transaction disclosures were as follows (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,658	$19,594
Supplemental Disclosure of Significant Noncash Transactions:
Treasury securities transferred in connection with defeasance of notes payable	$(184,256)	$—
Defeasance of notes payable	$167,328	$—
Investment in a real estate property through deed-in-lieu of foreclosure	$5,480	$—

11.	SEGMENT INFORMATION
The Company presently operates in three business segments based on its investment types: real estate, real estate-related and commercial properties primarily leased to financial institutions received under the Settlement Agreement, or the GKK Properties. Under the real estate segment, the Company has invested primarily in office and industrial properties located throughout the United States. The real estate segment excludes all real estate properties that were classified as discontinued operations. Under the real estate-related segment, the Company has invested in or originated mortgage loans, mezzanine loans and other real estate-related assets, including real estate securities. The GKK Properties segment consists of primarily office properties, bank branch properties, operations centers and other properties located in 20 states but excludes GKK Properties that were classified as discontinued operations. All revenues earned from the Company’s three reporting segments were from external customers and there were no intersegment sales or transfers. The Company does not allocate corporate-level accounts to its reporting segments. Corporate-level accounts include corporate general and administrative expenses, asset management fees, non-operating interest income and other corporate-level expenses. The accounting policies of the reporting segments are consistent with those described in Note 2, “Summary of Significant Accounting Policies.”
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following tables summarize total revenues, interest expense and NOI for each reportable segment for the three and nine months ended September 30, 2016 and 2015, and total assets and total liabilities for each reportable segment as of September 30, 2016 and December 31, 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Real estate segment (1)	$14,060	$16,520	$47,731	$50,849
Real estate-related segment	644	756	2,193	2,223
GKK Properties segment (1)	12,586	27,568	53,276	86,315
Total revenues	$27,290	$44,844	$103,200	$139,387
Interest expense:
Real estate segment (1)	$1,742	$2,069	$5,602	$6,314
GKK Properties segment (1)	347	4,956	4,367	17,528
Total interest expense	$2,089	$7,025	$9,969	$23,842
NOI:
Real estate segment (1)	$6,859	$7,055	$21,748	$20,108
Real estate-related segment	643	756	2,191	2,221
GKK Properties segment (1)	2,999	6,905	13,931	17,635
Total NOI	$10,501	$14,716	$37,870	$39,964

	As of September 30,	As of December 31,
	2016	2015
Assets:
Real estate segment	$408,002	$406,690
Real estate-related segment	23,145	27,899
GKK Properties segment	165,695	232,973
Total segment assets	596,842	667,562
Real estate held for sale	9,152	376,133
Corporate-level (2)	210,066	11,170
Total assets	$816,060	$1,054,865
Liabilities:
Real estate segment	$191,264	$199,729
Real estate-related segment	13	3
GKK Properties segment	48,002	119,208
Total segment liabilities	239,279	318,940
Real estate held for sale	1,526	204,958
Corporate-level (3)	1,547	1,304
Total liabilities	$242,352	$525,202
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of September 30, 2016. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.
(2) Total corporate-level assets consisted primarily of cash and cash equivalents of approximately $209.2 million and $10.6 million as of September 30, 2016 and December 31, 2015, respectively.
(3) As of September 30, 2016 and December 31, 2015, corporate-level liabilities consisted primarily of accounts payable and accrued liabilities for general and administrative expenses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following table reconciles the Company’s net income to its NOI for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(9,294)	$(47,411)	$62,706	$(19,071)
Gain on sales of real estate	(7,910)	(806)	(128,845)	(49,865)
Loss from extinguishment of debt	7,023	2,189	26,343	8,565
Gain on sale of foreclosed real estate held for sale	—	—	—	(2,509)
Other income and interest income	(360)	(276)	(806)	(867)
Asset management fees to affiliate	1,653	2,386	6,098	7,152
Foreclosure fees and expenses	—	—	275	—
General and administrative expenses	7,755	7,591	14,003	15,868
Depreciation and amortization	7,554	13,911	28,597	43,721
Impairment charges on real estate	4,080	34,933	29,574	34,933
Provision for loan losses	—	2,504	—	2,504
Total (income) loss from discontinued operations	—	(305)	(75)	(467)
NOI (1)	$10,501	$14,716	$37,870	$39,964
_____________________
(1) Amounts include certain properties in continuing operations that were sold or held for sale as of September 30, 2016. See Note 6, “Real Estate Held for Sale and Discontinued Operations” for more information.

12.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
Pursuant to the Settlement Agreement, the Company indirectly received leasehold interests in certain commercial properties, pursuant to leases between the owner of the property, as landlord, and the Company, as tenant. The ground leases have expiration dates from 2019 through 2058 and the building leases have expiration dates from 2016 through 2085. These lease obligations generally contain rent increases and renewal options. In certain instances, the rent owed by the Company to the owner of the property under the lease is greater than the revenue received by the Company from the tenants occupying the property.
Future minimum lease payments owed by the Company under non-cancelable operating building and ground leases as of September 30, 2016 were as follows (in thousands):

October 1, 2016 through December 31, 2016	$3,702
2017	11,199
2018	1,101
2019	914
2020	707
Thereafter	26,736
$44,359
If the Company were to dispose of an asset that is subject to a ground lease, the Company may incur additional losses to settle obligations related to the ground lease.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
Distribution Declared
On November 7, 2016, the Company’s board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 22, 2016. The Company expects to pay this distribution on or about December 29, 2016.
Plan of Liquidation
On October 5, 2016, in connection with a review of potential strategic alternatives available to the Company, the board of directors unanimously approved the sale of all of the Company’s assets and the dissolution of the Company pursuant to the terms of a plan of complete liquidation and dissolution of the Company (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Pursuant to the Company’s charter, the affirmative vote of a majority of all of the shares of the Company’s common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. The Company can provide no assurance that the Plan of Liquidation will be approved by the Company’s stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

If the Plan of Liquidation is approved by the Company’s stockholders, the Company expects to pay multiple liquidating distribution payments to its stockholders during the liquidation process and to pay the final liquidating distribution after the Company sells all of its assets, pays all of its known liabilities and provides for unknown liabilities. The Company expects to complete these activities within 24 months after stockholder approval of the Plan of Liquidation; however, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.
Renewal of Advisory Agreement
On November 8, 2016, the Company renewed the Advisory Agreement with the Advisor. The renewed Advisory Agreement is effective through November 8, 2017; however, either party may terminate the renewed Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed Advisory Agreement are identical to those of the Advisory Agreement that was previously in effect, including the August 9, 2016 amendment to the previous Advisory Agreement.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurance whether we will be able to obtain the stockholder approvals required to consummate the Plan of Liquidation or, if we do receive such approval, whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect.

•
We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders.

•	We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment liquidating distributions.

•	We may face risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation.

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

•
During the year ended December 31, 2015, the Company disposed of 34 properties (of which 31 were GKK Properties) and terminated its leasehold interest in three GKK Properties. During the nine months ended September 30, 2016, the Company disposed of 179 properties (177 of which were GKK Properties). As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our portfolio, have increased significantly as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2016, and in our Definitive Proxy Statement, as filed with the SEC on November 10, 2016 (the “Proxy Statement”).
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in, 186 real estate properties (of which 12 properties were held for sale, all of which were GKK Properties), including the GKK Properties. In addition, as of September 30, 2016, we owned three real estate loans receivable and a participation interest with respect to a real estate joint venture.
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
Plan of Liquidation
On October 5, 2016, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Pursuant to our charter, the affirmative vote of a majority of all of the shares of our common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. We can provide no assurance that the Plan of Liquidation will be approved by our stockholders.
If the Plan of Liquidation is approved by our stockholders, we expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months after stockholder approval of the Plan of Liquidation; however, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as we near the end of 2016. Current economic data and financial market developments suggest that the global economy is improving, although at a slow incremental rate. Growth in most advanced economies remains lackluster, with low potential growth expectations now extending into 2017. In this economic environment the central banks of the world’s major economies hold sway over perceived investment opportunities. Quantitative easing in Japan and the Eurozone has carried over into global capital markets and has increased demand for higher risk investments.
The initial reaction to the U.K. vote to leave the European Union has been somewhat muted, with the exception being the continued downward pressure on the Great Britain Pound (“GBP”). As of mid-October 2016, the GBP had weakened in excess of 20 percent, year-to-date. The new prime minister of the U.K. remains committed to carrying out the decoupling of the U.K. from the European Union. The details of this process remain unclear, and the uncertainty has weighed on both the U.K. and European markets. The European Central Bank has continued to pursue a policy of quantitative easing (QE).
In the United States, real GDP growth accelerated in the third quarter of 2016 to a 2.9% annual rate. This is a marked improvement over the second quarter growth rate of 1.4%. The strong third quarter number is tempered by the fact that a large portion of gross domestic product growth was seen in increased inventories, not through consumer demand. Consumer confidence is currently at a 3 year low. Corporate earnings are also an area of concern, as third quarter reported earnings growth showed a clear sign of slowing. Federal Reserve Board communications have been signaling the increased likelihood of some firming of monetary policy. Many economists expect an increase in rates to occur in early December. The US government bond yield curve has seen a steady increase in yields and is currently no longer sitting at near record lows.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unclear.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With the backdrop of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Lenders, however, have continued to cool to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in the fourth quarter of 2015, and has left the door open for another increase at the end of 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
As of September 30, 2016, we had fixed rate real estate-related loan investments with a total book value (excluding asset-specific loan loss reserves) of $27.7 million. As of September 30, 2016, the Sandmar Mezzanine Loan, which has a book value of zero after asset specific loan loss reserves, and the 4929 Wilshire B-Note, which has a book value of $3.6 million, were scheduled to mature within one year from September 30, 2016. As of September 30, 2016, we had recorded $5.1 million of reserves for loan losses related to the Sandmar Mezzanine Loan.
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
As of September 30, 2016, we had a $62.2 million fixed rate note payable and $116.4 million outstanding on a variable rate note payable. Subsequent to September 30, 2016, we paid off the entire outstanding principal balance due and all other sums due under our fixed rate note payable. After taking into account the repayment of the fixed rate note payable of $62.2 million, we have $116.4 million of debt maturing (including principal amortization payments) during the 12 months ending September 30, 2017. We plan to exercise our extension options available or pay down or refinance the variable rate note payable prior to its maturity date.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
Our principal demands for funds during the short- and long-term are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation if approved by our stockholders; refinancing upcoming maturities and paying down debt obligations; special redemptions of common stock pursuant to our share redemption program; and the payment of distributions to stockholders.
We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of immediate and long-term liquidity. To the extent available, we also intend to use cash flow generated by our real estate and real estate-related investments and funds available under our credit facility. However, we have suffered declines in cash flows from these sources.
As described above under “ —Overview — Plan of Liquidation,” our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. If the Plan of Liquidation is approved by our stockholders, we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.
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
On March 11, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on March 21, 2016. We paid this distribution on March 28, 2016. On May 6, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on June 22, 2016. We paid this distribution on June 28, 2016. On August 9, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 22, 2016. We paid this distribution on September 29, 2016. We funded these distributions with cash flow from operations from the current period and prior period cash flow from operations in excess of distributions paid. If our stockholders approve the Plan of Liquidation, we intend to cease paying regular quarterly distributions after the payment of the 2016 fourth quarter distribution. Thereafter, we do not expect to pay regular quarterly distributions. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments, future share redemptions and other future capital needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2016, our real estate held for investment was 88% occupied.
Our real estate-related investments generate cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investments is primarily dependent on the operating performance of the underlying collateral and the borrowers’ ability to make debt service payments. As of September 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent. On May 13, 2016, we received a deed-in-lieu of foreclosure in satisfaction of all amounts due to us under our investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan.
As of September 30, 2016, the Sandmar Mezzanine Loan, which has a book value of zero after asset specific loan loss reserves, and the 4929 Wilshire B-Note, which has a book value of $3.6 million, were scheduled to mature within one year from September 30, 2016. As of September 30, 2016, we had recorded $5.1 million of reserves for loan losses related to the Sandmar Mezzanine Loan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2016, we met our cash needs for leasing costs, capital expenditures and the payment of debt obligations with cash on hand and proceeds from asset sales. We met our operating cash needs during the same period through cash flow generated by our real estate and real estate-related investments. We believe that potential proceeds from the sale of real estate, cash flow from operations, potential proceeds from the sale or payoff of real estate loans receivable and cash on hand will be sufficient to meet our liquidity needs for the remainder of 2016.
Cash Flows from Operating Activities
As of September 30, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in 186 real estate properties (of which 12 properties were held for sale, all of which were GKK Properties). In addition, as of September 30, 2016, we owned three real estate loans receivable and a participation interest with respect to a real estate joint venture.
During the nine months ended September 30, 2016, net cash provided by operating activities was $6.9 million, compared to $26.2 million of net cash provided by operating activities during the nine months ended September 30, 2015. Net cash from operations decreased in 2016 primarily due to asset sales and the timing of payments of prepaid expenditures offset by a decrease in interest paid as a result of debt refinancing and restructuring and debt payoffs, which resulted in an overall decrease in effective interest rates and a decrease in principal outstanding. We anticipate cash flows from operating activities will decrease due to anticipated asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $451.4 million for the nine months ended September 30, 2016. The significant sources and uses of net cash provided by investing activities were as follows:

•	$472.8 million of cash provided from the sale of real estate;

•	$24.0 million of cash used for improvements to real estate;

•	$1.0 million of insurance proceeds received for property damage; and

•	a $1.5 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $285.3 million for the nine months ended September 30, 2016. The significant sources and uses of cash for financing activities were as follows:

•	$184.8 million of cash used to purchase treasury securities in connection with the defeasance of notes payable;

•	$85.2 million of principal payments on notes payable;

•	$6.5 million of cash used for prepayment premium on the repayment of debt;

•	$9.8 million decrease in restricted cash for debt service obligations;

•	$13.9 million of cash used for distributions; and

•	$4.7 million of cash used for redemptions of common stock.
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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of September 30, 2016, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. Through March 31, 2016, we calculated the asset management fee for the GKK Properties based on the original cost of our investment in the GKK Mezzanine Loan, rather than on the gross value of the GKK Properties we own or in which we hold a leasehold interest. Beginning in April 2016, the gross value of the GKK Properties fell below the original cost of our investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through September 30, 2016, we calculated the asset management fee for these properties based on the gross value of the GKK Properties. As of September 30, 2016, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
As of September 30, 2016, we had $219.6 million of cash and cash equivalents.
As of September 30, 2016, our borrowings and other liabilities were approximately 21% of the cost (before deducting depreciation or other noncash reserves) and 24% of the book value (before deducting depreciation) of our tangible assets. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of that limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for exceeding the total liabilities limitation.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations related to historical portfolio(1)	$178,574	$62,200	$116,374	$—	$—
Interest payments on outstanding debt obligations related to historical portfolio(2)	$756	$749	$7	$—	$—
Operating leases(3)	$44,359	$3,702	$12,300	$1,621	$26,736
_____________________
(1) Amounts include principal payments under notes payable based on maturity dates of debt obligations as of September 30, 2016. On October 6, 2016, we repaid the entire outstanding principal balance due of $62.2 million and all other sums due under the Plaza in Clayton Mortgage Loan.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and weighted-average interest rates as of September 30, 2016. We incurred interest expense of $9.5 million, excluding amortization of deferred financing costs and the amortization of debt discount and premium totaling $0.5 million, during the nine months ended September 30, 2016.
(3) Amounts relate to future minimum lease payments under non-cancelable building and ground leases.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt Covenants
The documents evidencing our outstanding debt obligations typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties. A breach of the financial covenants in these documents may result in the lender imposing additional restrictions on our operations, such as restrictions on our ability to incur additional debt, or may allow the lender to impose “cash traps” with respect to cash flow from the property securing the loan. In addition, such a breach may constitute an event of default and the lender could require us to repay the debt immediately. If we fail to make such repayment in a timely manner, the lender may be entitled to take possession of any property securing the loan. As of September 30, 2016, we were in compliance with these debt covenants.
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
As of September 30, 2016, we accrued $19.1 million of estimated profit participation interest related to the GKK Properties under the Second Amended Services Agreement.
Results of Operations
Overview
As of September 30, 2015, we owned or, with respect to a limited number of properties, held a leasehold interest in, 391 real estate properties, four real estate loans receivable (two of which were impaired) and a participation interest with respect to a real estate joint venture. Subsequent to September 30, 2015, we sold three historical real estate properties and 203 GKK Properties and received title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. As a result, as of September 30, 2016, we owned or, with respect to a limited number of properties, held a leasehold interest in, 186 real estate properties (of which 12 properties were held for sale, all of which were GKK Properties), three real estate loans receivable (one of which was impaired) and a participation interest with respect to a real estate joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), operating results of properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on our consolidated statements of operations. Operating results of properties that were classified as held for sale in financial statements issued for the reporting periods prior to reporting periods beginning January 1, 2014 will remain in discontinued operations on our consolidated statement of operations. During the nine months ended September 30, 2016, we sold two historical real estate properties and 177 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. As of September 30, 2016, we had classified 12 properties as held for sale, all of which were GKK Properties. During the year ended December 31, 2015, we sold three historical real estate properties and 30 GKK Properties, which properties were not classified as held for sale in financial statements issued for the reporting periods prior to January 1, 2014. In accordance with ASU No. 2014-08, the operations of these properties are included in continuing operations on our consolidated statements of operations.
Our results of operations for the nine months ended September 30, 2016 are not indicative of those expected in future periods due to asset sales and anticipated asset sales. If the Plan of Liquidation is approved by our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our known liabilities, providing for unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to anticipated disposition activity.
Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$21,364	$31,242	$(9,878)	(32)%	$(10,707)	$829
Tenant reimbursements	4,758	12,242	(7,484)	(61)%	(7,128)	(356)
Interest income from real estate loans receivable	644	756	(112)	(15)%	(141)	29
Parking revenues and other operating income	524	604	(80)	(13)%	(106)	26
Operating, maintenance and management costs	11,497	17,699	(6,202)	(35)%	(6,025)	(177)
Real estate taxes, property-related taxes and insurance	3,203	5,404	(2,201)	(41)%	(2,652)	451
Asset management fees to affiliate	1,653	2,386	(733)	(31)%	(336)	(397)
General and administrative expenses	7,755	7,591	164	2%	N/A	N/A
Depreciation and amortization expense	7,554	13,911	(6,357)	(46)%	(6,329)	(28)
Interest expense	2,089	7,025	(4,936)	(70)%	(4,039)	(897)
Impairment charges on real estate	4,080	34,933	(30,853)	(88)%	(19,035)	(11,818)
Provision for loan losses	—	2,504	(2,504)	(100)%	(1,402)	(1,102)
Gain on sales of real estate, net	7,910	806	7,104	881%	7,104	—
Loss from extinguishment of debt	(7,023)	(2,189)	(4,834)	221%	(4,834)	—
Income from discontinued operations	—	305	(305)	(100)%	(305)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to real estate and real estate-related investments disposed of on or after July 1, 2015.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income from our real estate properties decreased by $9.9 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in rental income due to an increase in occupancy at certain properties and our receipt of title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $7.5 million primarily due to properties sold, the results of which are included in income from continuing operations, and a net decrease in other recoveries related to the GKK Properties held throughout both periods. Our tenant reimbursements in future periods will vary based on several factors, including the occupancy rates of the properties in our portfolio, changes in base year terms, and changes in reimbursable operating expenses. Generally, as new leases are negotiated, the base year resets to operating expenses incurred in the year the lease is signed and the tenant generally only reimburses operating expenses to the extent and by the amount that its allocable share of the building’s operating expenses in future years increases from its base year. As a result, as new leases are executed, tenant reimbursements would generally decrease. Rental income may or may not change by amounts corresponding to changes in tenant reimbursements due to new leases. Overall, we expect tenant reimbursements to decrease in future periods due to anticipated real estate property sales.
Interest income from real estate loans receivable decreased by $0.1 million. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. Subsequently, we received interest payments from the borrower under the Lawrence Village Plaza Loan Origination and recognized the interest income on a cash basis. On May 13, 2016, we received a deed-in-lieu of foreclosure in satisfaction of all amounts due to us under our investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent.
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
Property operating, maintenance and management costs from our real estate properties decreased by $6.2 million primarily related to properties sold, the results of which are included in income from continuing operations, and a decrease in utility costs related to properties held throughout both periods. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $5.4 million for the three months ended September 30, 2015 to $3.2 million for the three months ended September 30, 2016 primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in real estate taxes and property-related taxes related to properties held throughout both periods. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees decreased from $2.4 million for the three months ended September 30, 2015 to $1.7 million for the three months ended September 30, 2016 due to properties sold, the results of which are included in income from continuing operations, and a decrease in asset management fees for the GKK Properties. Beginning in April 2016, the gross value of the GKK Properties fell below the original cost of our investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through September 30, 2016, we calculated the asset management fee related to the GKK Properties based on the gross value of the GKK Properties. See the discussion of asset management fees under “— Liquidity and Capital Resources” above. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs.
General and administrative expenses increased by $0.2 million. General and administrative expenses consist primarily of management fees related to the Second Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $6.4 million primarily due to real estate property sales. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.
Interest expense from the financing of our portfolio decreased by $4.9 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to September 30, 2015. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.3 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the three months ended September 30, 2016, we recorded non-cash impairment charges of $4.1 million, of which $3.7 million relates to 15 GKK Properties classified as real estate held for investment, to write-down the carrying values of these real estate investments to their estimated fair values and $0.4 million with respect to three GKK Properties that were held for sale to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. The facts and circumstances leading to the impairments on our real estate held for investment during the three months ended September 30, 2016 are as follows:

•
Citizens Bank Portfolio: We recognized an impairment charge during the three months ended September 30, 2016 of $1.5 million relating to two properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

•
Pitney Bowes - Bank of America Portfolio: We recognized an impairment charge during the three months ended September 30, 2016 of $1.3 million relating to seven properties in the Pitney Bowes - Bank of America Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

•
Other Properties: We recognized an impairment charge during the three months ended September 30, 2016 of $0.9 million relating to six other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $800,000. These impairments generally resulted from changes in lease projections, including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended September 30, 2015, we recorded non-cash impairment charges of $34.9 million with respect to 12 properties (including nine GKK Properties) to write-down the carrying values of these real estate investments to their estimated fair values. The facts and circumstances leading to the impairments on our real estate during the three months ended September 30, 2015 were as follows:

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

We recorded a provision for loan loss reserves of $2.5 million related to the Sandmar Mezzanine Loan and the Lawrence Village Plaza Loan Origination during the three months ended September 30, 2015. During the three months ended September 30, 2016, we did not record provision for loan loss reserves.
We recognized a gain on sales of real estate of $7.9 million related to the disposition of one historical real estate property and 45 GKK Properties during the three months ended September 30, 2016 that were included in income from continuing operations. We recognized a gain on sales of real estate of $0.8 million related to the disposition of one GKK Property during the three months ended September 30, 2015 that was included in income from continuing operations.
During the three months ended September 30, 2016, we recognized a loss on extinguishment of debt of $7.0 million related to the early pay-off of the Pitney Bowes - Bank of America Mortgage Loan. On September 1, 2016, we repaid the entire $36.2 million principal balance and all other sums due on the Pitney Bowes - Bank of America Mortgage Loan and paid a prepayment premium of $6.5 million. During the three months ended September 30, 2015, we recognized a loss on extinguishment of debt of $2.2 million related to the early pay-off of the Pitney Bowes - Wachovia A Mortgage Loan. On September 16, 2015, we repaid the entire $14.0 million principal balance and all other sums due on the Pitney Bowes - Wachovia A Mortgage Loan and paid a prepayment premium of $2.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties or Loans Held Throughout Both Periods (2)
	2016	2015
Rental income	$75,710	$99,038	$(23,328)	(24)%	$(25,032)	$1,704
Tenant reimbursements	23,604	35,929	(12,325)	(34)%	(12,364)	39
Interest income from real estate loans receivable	2,193	2,223	(30)	(1)%	(216)	186
Parking revenues and other operating income	1,693	2,197	(504)	(23)%	(497)	(7)
Operating, maintenance and management costs	42,062	57,531	(15,469)	(27)%	(14,786)	(683)
Real estate taxes, property-related taxes and insurance	13,299	18,050	(4,751)	(26)%	(5,257)	506
Asset management fees to affiliate	6,098	7,152	(1,054)	(15)%	(516)	(538)
Foreclosure fees and expenses	275	—	275	100%	—	275
General and administrative expenses	14,003	15,868	(1,865)	(12)%	N/A	N/A
Depreciation and amortization expense	28,597	43,721	(15,124)	(35)%	(15,456)	332
Interest expense	9,969	23,842	(13,873)	(58)%	(10,953)	(2,920)
Impairment charges on real estate	29,574	34,933	(5,359)	(15)%	(16,336)	10,977
Provision for loan losses	—	2,504	(2,504)	(100)%	(1,402)	(1,102)
Gain on sales of real estate, net	128,845	49,865	78,980	158%	78,980	—
Gain on sale of foreclosed real estate held for sale	—	2,509	(2,509)	(100)%	(2,509)	—
Loss from extinguishment of debt	(26,343)	(8,565)	(17,778)	208%	(17,778)	—
Gain on sales of real estate, net (discontinued operations)	—	124	(124)	(100)%	(124)	—
Income from discontinued operations	75	343	(268)	(78)%	(268)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to real estate and real estate-related investments disposed of on or after January 1, 2015.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to real estate and real estate-related investments owned by us throughout both periods presented.
Rental income from our real estate properties decreased by $23.3 million primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in rental income due to an increase in occupancy at certain properties and our receipt of title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. Overall, we expect rental income to decrease in future periods due to anticipated real estate property sales. Our rental income in future periods will also vary based on the occupancy rates and rental rates of the properties in our portfolio.
Tenant reimbursements from our real estate properties decreased by $12.3 million primarily due to properties sold, the results of which are included in income from continuing operations. Our tenant reimbursements in future periods will vary based on several factors discussed above under “ — Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income from real estate loans receivable remained constant at approximately $2.2 million for the nine months ended September 30, 2016 and 2015. In general, we expect interest income in future periods to remain fairly constant, but to decrease to the extent that we receive principal repayments on or make dispositions of real estate loans receivable. On September 1, 2015, the Lawrence Village Plaza Loan Origination matured without repayment. Subsequently, we received interest payments from the borrower under the Lawrence Village Plaza Loan Origination and recognized the interest income on a cash basis. On May 13, 2016, we received a deed-in-lieu of foreclosure in satisfaction of all amounts due to us under our investment in the Lawrence Village Plaza Loan Origination and received title to the collateral that secured the loan. Interest income from real estate loans receivable in future periods may also be affected by potential loan impairments as a result of current or future market conditions. As of September 30, 2016, the borrower under the Sandmar Mezzanine Loan was delinquent.
Please see “ — Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015” above for a discussion of the impact of potential loan impairments on interest income and a discussion of the impact to us if any of the borrowers under our real estate loans receivable are unable to repay their loans at maturity or default on their loan.
Property operating, maintenance and management costs from our real estate properties decreased by $15.5 million primarily related to properties sold, the results of which are included in income from continuing operations, and a decrease in snow removal expenses related to our real estate properties located in the midwestern and northeastern regions of the United States due to record snow fall during the first quarter 2015. Overall, we expect property operating, maintenance and management costs to decrease in future periods due to anticipated real estate property sales.
Real estate taxes, property-related taxes and insurance from our real estate properties decreased from $18.1 million for the nine months ended September 30, 2015 to $13.3 million for the nine months ended September 30, 2016 primarily due to properties sold, the results of which are included in income from continuing operations, partially offset by an increase in real estate taxes and property-related taxes related to properties held throughout both periods. Overall, we expect real estate taxes, property-related taxes and insurance to decrease in future periods due to anticipated real estate property sales.
Asset management fees decreased from $7.2 million for the nine months ended September 30, 2015 to $6.1 million for the nine months ended September 30, 2016 due to properties sold, the results of which are included in income from continuing operations, and a decrease in asset management fees for the GKK Properties. Beginning in April 2016, the gross value of the GKK Properties fell below the original cost of our investment in the GKK Mezzanine Loan and for the period from April 1, 2016 through September 30, 2016, we calculated the asset management fee related to the GKK Properties based on the gross value of the GKK Properties. See the discussion of asset management fees under “— Liquidity and Capital Resources” above. Overall, we expect asset management fees to decrease in future periods due to anticipated asset sales or payoffs.
Foreclosure fees and expenses were $0.3 million for the nine months ended September 30, 2016 and related to our receipt of title to a retail property in connection with a deed-in-lieu of foreclosure in satisfaction of all amounts due under our investment in the Lawrence Village Plaza Loan Origination. We did not incur any foreclosure fees and expenses during the nine months ended September 30, 2015. We do not expect to incur significant amounts of foreclosure fees and expenses in future periods as we do not currently anticipate foreclosing on more real estate or real estate-related assets.
General and administrative expenses decreased by $1.9 million primarily due to a decrease of $2.6 million in the estimated profit participation interest related to the GKK Properties under the Second Amended Services Agreement, partially offset by an increase of $0.7 million of other professional fees related to the engagement of Evercore Group L.L.C. by the special committee of our board of directors to act as our financial advisor. See “— Contractual Commitments and Contingencies — Asset Management Services Agreement Related to the GKK Properties” for more information. General and administrative expenses consist primarily of management fees related to the Second Amended Services Agreement, legal fees, audit fees, transfer agent fees, state and local income taxes and other professional fees.
Depreciation and amortization expense from our real estate properties decreased by $15.1 million primarily due to real estate property sales. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods due to anticipated real estate property sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense from the financing of our portfolio decreased by $13.9 million, primarily due to a decrease in the average loan balance as a result of principal repayments and debt extinguishments subsequent to September 30, 2015. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $1.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Interest expense in future periods will vary based on fluctuations in one-month LIBOR, our level of future borrowings and our ability to refinance existing indebtedness at similar rates. We do not currently plan to acquire or originate more real estate or real estate-related assets and, therefore, do not plan to enter into any purchase financing in the future. However, we may need to refinance our existing indebtedness in the future. Overall, we expect interest expense to decrease in future periods due to anticipated asset sales and principal paydowns.
During the nine months ended September 30, 2016, we recorded non-cash impairment charges of $29.6 million, of which $25.4 million related to 47 properties (including 44 GKK Properties) classified as real estate held for investment, to write-down the carrying values of these real estate investments to their estimated fair values and $4.2 million with respect to 13 GKK Properties that were held for sale or sold to write-down the carrying values of these real estate investments to their estimated sales price less estimated costs to sell. The facts and circumstances leading to the impairments on our real estate held for investment during the nine months ended September 30, 2016 are as follows:

•
City Gate Plaza: We recognized an impairment charge during the nine months ended September 30, 2016 of $3.3 million to reduce the carrying value of our investment in City Gate Plaza, an office property located in Sacramento, California, to its estimated fair value. We revised our cash flow projections to account for higher projected leasing costs to stabilize the property. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•
University Park Buildings: We recognized an impairment charge during the nine months ended September 30, 2016 of $3.2 million to reduce the carrying value of our investment in the University Park Buildings, an office property located in Sacramento, California, to its estimated fair value. We revised our cash flow projections primarily to account for higher projected capital costs for general building upgrades and to address certain maintenance issues. The continued lack of demand in the Sacramento office rental market also resulted in higher capitalization rates.

•
ADP Plaza: We recognized an impairment charge during the nine months ended September 30, 2016 of $1.7 million to reduce the carrying value of our investment in ADP Plaza, an office property located in Portland, Oregon, to its estimated fair value. We revised our cash flow projections due to an increase in projected vacancy as a tenant occupying 48.6% of the building’s rentable square feet notified us that it will exercise its contraction option as early as January 2017, resulting in a decrease in projected cash flows.

•	GKK Properties:

◦
Citizens Bank Portfolio: We recognized an impairment charge during the nine months ended September 30, 2016 of $10.8 million relating to 20 properties in the Citizens Bank Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

◦
Pitney Bowes - Bank of America Portfolio: We recognized an impairment charge during the nine months ended September 30, 2016 of $3.0 million relating to 13 properties in the Pitney Bowes - Bank of America Portfolio due to a decrease in cash flow projections primarily due to an increase in projected vacancy, thus decreasing the projected cash flows the properties would generate.

◦
Other Properties: We recognized an impairment charge during the nine months ended September 30, 2016 of $3.4 million relating to 11 other GKK Properties classified as held for investment. No impairment charge related to any individual property was greater than $800,000. These impairments generally resulted from changes in lease projections, including longer estimated lease-up periods and lower projected rental rates, thus decreasing the projected cash flows the properties would generate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine months ended September 30, 2015, we recorded non-cash impairment charges of $34.9 million with respect to 12 properties (including nine GKK Properties) to write-down the carrying values of certain of our real estate investments to their estimated fair values. Please see “ —Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015” above for a discussion of the impairment charges recorded during the nine months ended September 30, 2015.
We recorded a provision for loan loss reserves of $2.5 million related to the Sandmar Mezzanine Loan and the Lawrence Village Plaza Loan Origination during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we did not record provision for loan loss reserves.
We recognized a gain on sales of real estate of $128.8 million related to the disposition of two historical real estate properties and 177 GKK Properties during the nine months ended September 30, 2016 that were included in income from continuing operations. We recognized a gain on sales of real estate of $49.9 million related to the disposition of two historical industrial properties and four GKK Properties during the nine months ended September 30, 2015 that were included in income from continuing operations.
During the nine months ended September 30, 2016, we recognized a loss on extinguishment of debt of $26.3 million related to the following:

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

•
Early pay-off of the Pitney Bowes - Bank of America Mortgage Loan: On September 1, 2016, we repaid the entire $36.2 million principal balance and all other sums due on the Pitney Bowes - Bank of America Mortgage Loan and paid a prepayment premium of $6.5 million. The prepayment premium and write-off of an unamortized discount resulted in an aggregate loss on extinguishment of debt of approximately $7.0 million.

During the nine months ended September 30, 2015, we recognized a loss on extinguishment of debt of $8.6 million related to the early pay-off of the Pitney Bowes - Wachovia A Mortgage Loan and the 101 Independence Mortgage Loan. On September 16, 2015, we repaid the entire $14.0 million principal balance and all other sums due on the Pitney Bowes - Wachovia A Mortgage Loan and a prepayment premium of $2.2 million. On May 1, 2015, in connection with the disposition of 101 Independence, we repaid the entire $65.3 million principal balance and all other sums due on the 101 Independence Mortgage Loan, including a prepayment premium of $4.4 million, and we wrote-off an unamortized discount on note payable of $2.0 million.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of straight-line rent, amortization of above- and below-market leases, loss from extinguishment of debt, impairment charges on real estate loans receivable and the net amortization of discounts and premiums on mortgage loans related to the GKK Properties are the most significant adjustments to us at the present time.  We have excluded these items based on the following economic considerations:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the table below for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(9,294)	$(47,411)	$62,706	$(19,071)
Depreciation of real estate assets	5,584	9,171	20,321	28,415
Amortization of lease-related costs	1,970	4,740	8,276	15,306
Impairment charges on real estate	4,080	34,933	29,574	34,933
Gain on foreclosed real estate held for sale	—	—	—	(2,509)
Gain on sales of real estate, net	(7,910)	(806)	(128,845)	(49,865)
Gain on sales of real estate, net - discontinued operations	—	—	—	(124)
FFO	(5,570)	627	(7,968)	7,085
Straight-line rent and amortization of above- and below-market leases	(2,033)	(2,458)	(5,195)	(7,474)
Loss from extinguishment of debt	7,023	2,189	26,343	8,565
Impairment charges on real estate loans receivable	—	2,504	—	2,504
Amortization of discounts and closing costs on real estate loans receivable	(290)	(260)	(841)	(750)
Amortization of discounts and premiums on GKK notes payable, net	16	261	227	1,128
Foreclosure fees and expenses	—	—	275	—
MFFO	$(854)	$2,863	$12,841	$11,058
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Distributions declared, distributions paid and cash flow from operations were as follows for the first, second and third quarters of 2016 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distributions Declared Per Share (1)(2)	Distributions Paid (1) (2)	Cash Flow From Operations
First Quarter 2016	$4,655	$0.025	$4,655	$4,653
Second Quarter 2016	4,645	0.025	4,645	7,198
Third Quarter 2016	4,634	0.025	4,634	(4,967)
	$13,934	$0.075	$13,934	$6,884
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

•
On August 9, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on September 22, 2016. This distribution totaled approximately $4.6 million and was paid on September 29, 2016.

(2) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2016, we paid aggregate cash distributions of $13.9 million. FFO and cash flow from operations for the nine months ended September 30, 2016 were $(8.0) million and $6.9 million, respectively. We funded our total distributions paid with current period cash flow from operations and prior period cash flow from operations in excess of distributions paid. For purposes of determining the source of our distributions paid, we assume first that we use cash flow from operations from the relevant periods to fund distribution payments. See the reconciliation of FFO to net income above. For information on our liquidity and distribution policies, see “– Liquidity and Capital Resources.” If our stockholders approve the Plan of Liquidation, we intend to cease paying regular quarterly distributions after the payment of the 2016 fourth quarter distribution. Thereafter, we do not expect to pay regular quarterly distributions.
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “– Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources”and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and in the Proxy Statement, each as filed with the SEC.
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
Distribution Declared
On November 7, 2016, our board of directors declared a distribution in the amount of $0.025 per share of common stock to stockholders of record as of the close of business on December 22, 2016. We expect to pay this distribution on or about December 29, 2016.
Renewal of Advisory Agreement
On November 8, 2016, we renewed the advisory agreement with the advisor. The renewed advisory agreement is effective through November 8, 2017; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect, including the August 9, 2016 amendment to the previous advisory agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to (i) maintain liquidity and (ii) fund the financing and refinancing of our real estate investment portfolio. We are also exposed to the effects of changes in interest rates as a result of our investments in mortgage, mezzanine and other real estate loans receivable. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs.
We have borrowed funds and made investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2016, the fair value and book value of our fixed rate real estate loans receivable were $21.2 million and $22.6 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. As of September 30, 2016, the fair value of our fixed rate debt was $62.2 million and the outstanding principal balance of our fixed rate debt was $62.2 million. On October 6, 2016, we repaid the entire $62.2 million outstanding principal balance due and all other sums due under our fixed rate loan. The fair value estimate of our fixed rate debt was calculated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting changes in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but would not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on our $116.4 million of variable rate debt outstanding. Based on interest rates as of September 30, 2016, if interest rates are 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt outstanding would increase by approximately $1.2 million. As of September 30, 2016, one-month LIBOR was 0.53111% and if this index was reduced to 0% during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $0.6 million.
The weighted-average annual effective interest rate of our fixed rate real estate loans receivable as of September 30, 2016 was 11.4%. The weighted-average annual effective interest rate represents the effective interest rate as of September 30, 2016, using the interest method, which we use to recognize interest income on our real estate loans receivable. The interest rate of our fixed rate debt and interest rate of our variable rate debt as of September 30, 2016 were 5.9% and 2.3%, respectively.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A.    Risk Factors
See the risks in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 16, 2016 and in the Proxy Statement.
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
Upon a transfer of shares, any pending redemption requests with respect to such transferred shares will be canceled as of the date we accept the transfer. Stockholders wishing us to continue to consider a redemption request related to any transferred shares must resubmit their redemption request.
The complete share redemption program document is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is available at the SEC’s website at http://www.sec.gov.
The only redemptions we made under our share redemption program during the nine months ended September 30, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. For the nine months ended September 30, 2016, we fulfilled all redemption requests that qualified as special redemptions under our share redemption program with a combination of cash flow from operations and proceeds from the sale of properties.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $3.94 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015, with the exception of an adjustment to our net asset value to give effect to the December 7, 2015 payment of a special distribution of $0.25 per share on the outstanding shares of our common stock to the stockholders of record as of the close of business on December 1, 2015. The change in redemption price became effective for the December 2015 redemption date and was effective through the September 30, 2016 redemption date.
On October 5, 2016, our board of directors approved an estimated value per share of our common stock of $3.65 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of June 30, 2016, except for certain items for which estimated values were adjusted subsequent to June 30, 2016, as described in our Current Report on Form 8-K, filed with the SEC on October 7, 2016. The change in redemption price became effective for the October 2016 redemption date and will be effective until the estimated value per share is updated. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K, filed with the SEC on October 7, 2016.
During the nine months ended September 30, 2016, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	110,866	$3.94	(2)	(3)
February 2016	111,902	$3.94	(2)	(3)
March 2016	93,851	$3.94	(2)	(3)
April 2016	218,998	$3.94	(2)	(3)
May 2016	111,156	$3.94	(2)	(3)
June 2016	188,704	$3.94	(2)	(3)
July 2016	79,807	$3.94	(2)	(3)
August 2016	148,610	$3.94	(2)	(3)
September 2016	135,816	$3.94	(2)	(3)
Total	1,199,710
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the nine months ended September 30, 2016, we redeemed $4.7 million of shares of common stock. The only redemptions we made under our share redemption program during the nine months ended September 30, 2016 were those that qualified as, and met the requirements for, special redemptions under our share redemption program. On December 8, 2015, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2016. Based on this redemption limitation and those described above and redemptions through September 30, 2016, we may redeem up to $5.3 million of shares that meet the requirements for special redemptions for the remainder of 2016.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)

Item 5.    Other Information
On November 8, 2016, we renewed the advisory agreement with the advisor. The renewed advisory agreement is effective through November 8, 2017; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect, including the August 9, 2016 amendment to the previous advisory agreement.
Item 6.    Exhibits

Ex.	Description

2.1	Plan of Complete Liquidation and Dissolution, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed November 10, 2016

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed May 4, 2006

3.2	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087, filed June 23, 2005

10.1
Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated August 9, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 10, 2016

10.2	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated November 8, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	November 14, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)