Form 10-Q
period 2017-03-31
KBS Real Estate Investment Trust, Inc.
filed 2017-05-12
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2017, there were 184,615,262 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

March 31, 2017
Assets
Real estate	$406,324
Real estate loans receivable	23,730
Cash and cash equivalents	39,585
Restricted cash	8,002
Rents and other receivables, net	1,809
Other assets, net	4,713
Total assets	$484,163
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$11,167
Accounts payable and accrued liabilities	3,346
Due to affiliates	39
Liabilities for estimated closing costs and disposition fees	11,764
Other liabilities	7,891
Total liabilities	34,207
Commitments and contingencies (Note 9)
Net assets in liquidation	$449,956
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

For the Three Months Ended March 31, 2017
Net assets in liquidation, beginning of period	$635,441
Changes in net assets in liquidation
Redemptions	(919)
Other changes, net	237
Net decrease in liquidation value	(682)
Liquidating distribution to stockholders	(184,803)
Changes in net assets in liquidation	(185,485)
Net assets in liquidation, end of period	$449,956
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
As of March 31, 2017, the Company owned or, with respect to one property, held a leasehold interest in, 23 real estate properties, including 14 bank branch, office and operations center properties the Company received title to pursuant to a settlement agreement related to a defaulted loan investment (the “GKK Properties”). In addition, as of March 31, 2017, the Company owned two real estate loans receivable and a participation interest in a real estate joint venture.
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
As of March 31, 2017, the Company had 184,687,720 shares of common stock issued and outstanding.
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

2.	PLAN OF LIQUIDATION
The Plan of Liquidation provides for an orderly sale of the Company’s assets, payment of the Company’s liabilities and other obligations, the winding down of operations and dissolution of the Company. The Company is permitted to provide for the payment of any known liabilities and liquidating expenses and estimated unascertained or contingent liabilities and expenses and may do so by purchasing insurance, establishing a reserve fund or in other ways.
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Company’s board of directors. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Company must complete the disposition of its assets and the distribution of the net proceeds from liquidation within two years of the date the Plan of Liquidation was adopted by its stockholders. To the extent that all of the Company’s assets are not sold by such date, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, its stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The liquidation process and the amount and timing of any future liquidating distributions paid to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing of any future liquidating distributions or the aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that future liquidating distributions will equal or exceed the estimate of net assets in liquidation presented in the Condensed Consolidated Statement of Net Assets.
The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as any remaining assets, if any, are transferred into a liquidating trust. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, that the board of directors may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting” and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.
The unaudited consolidated financial statements include the accounts of the Company, KBS REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of January 1, 2017 (as liquidation became imminent within the first week of January 2017 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to January 1, 2017 in accordance with GAAP. Accordingly, on January 1, 2017, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Liquidation. The liquidation values of the Company’s operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect on the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Use of Estimates
The preparation of the unaudited consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Real Estate
As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect on disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The Company estimated the liquidation value of its real estate based on purchase and sale agreements into which the Company had entered as of May 12, 2017, offers received which the Company intends to accept, brokers’ opinion of value or discounted cash flow analyses. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Real Estate Loan Receivable
Under the liquidation basis of accounting, the Company carries its real estate loan receivable at its estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments, including repayment of all principal at maturity or earlier disposition, the Company expects to receive over the remaining estimated holding period of the loan. The liquidation value of the Company’s real estate loan receivable is presented on an undiscounted basis. Interest payments that the Company expects to receive on its real estate loan receivable over the estimated remaining holding period of the loan are accrued and are classified as a reduction of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets.
The Company evaluates the collectibility of the interest and principal on its loan. Any changes in collectibility will be reflected as a change to the Company’s net assets in liquidation.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of January 1, 2017, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected in the net realizable value of the rents and other receivables.
Revenue Recognition
Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases through the anticipated disposition date of the property. These amounts are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets.
Accrued Liquidation Costs
The Company accrues for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, fees paid to financial advisors, insurance, and distribution processing costs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

4.	LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the liquidation basis of accounting on January 1, 2017, the Company accrued the following revenues and expenses expected to be incurred during liquidation:

As of January 1, 2017
Rental income	$15,166
Tenant reimbursements	2,915
Interest income from real estate loans receivable	407
Parking revenues and other operating income	896
Operating, maintenance, and management	(9,689)
Real estate taxes, property-related taxes, and insurance	(2,678)
Asset management fees due to affiliates	(2,162)
General and administrative expenses	(5,653)
Other interest income	250
Liquidating transaction costs	(3,068)
Improvements to real estate	(12,851)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(16,467)
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2017 is as follows (in thousands):

	January 1, 2017	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2017
Assets:
Estimated net inflows from investments in real estate	$7,017	$(3,270)	$157	$3,904
	7,017	(3,270)	157	3,904
Liabilities:
Liquidation transaction costs	(3,068)	—	—	(3,068)
Corporate expenditures	(7,565)	4,004	—	(3,561)
Capital expenditures	(12,851)	4,409	—	(8,442)
	(23,484)	8,413	—	(15,071)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(16,467)	$5,143	$157	$(11,167)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

5.	NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $185.5 million during the three months ended March 31, 2017. Pursuant to the Plan of Liquidation, on March 10, 2017, the Company’s board of directors authorized an initial liquidating distribution in the amount of $1.00 per share of common stock to the Company’s stockholders of record as of the close of business on March 21, 2017, for an aggregate distribution of approximately $184.8 million and was the primary reason for the decline in net assets in liquidation. The initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales.
The net assets in liquidation as of March 31, 2017 would result in the payment of estimated liquidating distributions of approximately $2.44 per share of common stock to the Company’s stockholders of record as of March 31, 2017. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of asset sales, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such assets.

6.	REAL ESTATE
As of March 31, 2017, the Company’s real estate investments consisted of 23 properties (of which 14 were GKK Properties), including a leasehold interest in one property, held for sale in accordance with the Plan of Liquidation. During the three months ended March 31, 2017, the Company terminated a leasehold interest of a GKK Property located in downtown St. Petersburg, Florida and disposed of 66 GKK Properties with an aggregate sales price of $65.1 million and a liquidation value of $65.1 million at the time of sale of each individual property. No sales price and liquidation value related to any individual property sold was greater than $5.1 million and $5.1 million, respectively.

7.	REAL ESTATE LOANS RECEIVABLE
As of March 31, 2017, the Company, through indirect wholly owned subsidiaries, had invested in or originated real estate loans receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of March 31, 2017(1)	Carrying Amount as of March 31, 2017 (2)	Contractual Interest Rate	Maturity Date
San Diego Office Portfolio B-Note San Diego, California (3)	10/26/2007	Office	B-Note	$20,000	$20,000	5.8%	10/11/2017
4929 Wilshire B-Note Los Angeles, California	11/19/2007	Office	B-Note	3,764	3,730	6.1%	07/11/2017
				$23,764	$23,730
_____________________
(1) Outstanding principal balance as of March 31, 2017 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Carrying amount represents the estimated amount expected to be collected at maturity or upon disposition of the loans. Amounts do not include interest.
(3) The loan was repaid in full on April 14, 2017. The borrower under this note was a wholly owned subsidiary of The Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of The Irvine Company. In addition, Charles J. Schreiber, Jr. (the Company’s Chief Executive Officer, one of the Company’s directors and one of the Company’s sponsors) has served as a member of the board of directors and executive committee of The Irvine Company since August 2016 and since December 2016, Mr. Schreiber has served on the board of trustees of The Irvine Company.  During the three months ended March 31, 2017, the Company recognized $0.5 million of interest income related to its investment in this loan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

8.	RELATED PARTY TRANSACTIONS
The Company has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to specified fees for the management and disposition of investments, among other services, as well as to reimbursement for certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with KBS Capital Markets Group LLC (the “Dealer Manager”) pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor also serves, and the Dealer Manager also serves or served, as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2017 and 2016, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2017 and 2016, respectively, and any related amounts payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Incurred		Payable
	Three Months Ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
Expensed
Asset management fees (1)	$1,145	$2,348	$—	$—
Reimbursement of operating expenses (2)	68	64	39	188
Disposition fees (3)	642	418	—	—
	$1,855	$2,830	$39	$188
_____________________
(1) Asset management fees presented are contractual amounts incurred during the three months ended March 31, 2017 and 2016, respectively. Asset management fees accrued as of March 31, 2017, as part of the liquidation basis of accounting, of $1.0 million are included in liabilities for estimated costs in excess of estimated receipts during liquidation in the accompanying condensed consolidated statements of net assets.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $60,000 and $64,000 for the three months ended March 31, 2017 and 2016, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. Under the Company’s charter, the Company is required to limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, as these terms are defined in the Company’s charter, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2017 exceeded the charter-imposed limitation and the conflicts committee of the Company’s board of directors determined that these expenses were justified given the professional fees and expenses the Company incurred related to its exploration of the availability of strategic alternatives, the fees and expenses related to the preparation of proxy materials and the solicitation of proxies in connection with the Company’s stockholders’ approval of the Plan of Liquidation, the costs and expenses of liquidation and the Company’s decreasing asset size and revenues as a result of asset sales relative to certain general and administrative expenses that are fixed or do not decrease proportionately based on the Company’s asset size and revenues.
(3) Disposition fees presented are contractual amounts incurred during the three months ended March 31, 2017 and 2016, respectively. Disposition fees accrued as of March 31, 2017, as part of the liquidation basis of accounting, of $4.0 million are included in liabilities for estimated closing costs and disposition fees in the accompanying condensed consolidated statements of net assets.
During the three months ended March 31, 2017, the Company had a $31,000 property insurance rebate due from the Advisor.

9.	COMMITMENTS AND CONTINGENCIES
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
March 31, 2017
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
Under a settlement agreement, the Company indirectly took title to or, with respect to a limited number of the GKK Properties, indirectly took a leasehold interest in, the GKK Properties on an “as is” basis. As such, the Company was not able to inspect the GKK Properties or conduct standard due diligence on certain of the GKK Properties before the transfers of the properties. Additionally, the Company did not receive representations, warranties and indemnities relating to the GKK Properties from the transferor and/or its affiliates. Thus, the value of the GKK Properties may decline if the Company subsequently discovers environmental problems with the GKK Properties.
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

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of GKK Properties Subsequent to March 31, 2017
Subsequent to March 31, 2017 and through May 11, 2017, the Company, through indirect wholly owned subsidiaries, sold eight GKK Properties, which had an aggregate liquidation value of $13.1 million at the time of sale of each individual property, to buyers unaffiliated with the Company or the Advisor, for an aggregate sales price, net of closing credits, of $13.1 million, excluding closing costs.

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

•	We pay substantial fees to and expenses of our advisor and its affiliates. These payments reduce the amount of liquidating distributions to be received by our stockholders.

•
The revenue generated by our real estate investments and the value of our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, reducing our stockholders’ returns and the amount of liquidating distributions they receive.

•
Our investments may be affected by unfavorable real estate market and general economic conditions. Revenues from our real property investments could decrease. Revenues from the properties and other assets securing our loan investment could decrease, making it more difficult for the borrower under that loan to meet its payment obligations to us. In addition, decreases in revenues from the properties securing our loan investment could result in a decreased valuation for those properties, which could make it difficult for the borrower to repay or refinance its obligation to us. These factors could decrease the value of those assets and reduce the investment return to our stockholders and the amount and timing of liquidating distributions they receive.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017 (the “2016 Annual Report”).
Overview
We are a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related investments. We elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and we intend to continue to operate in such a manner during our liquidation. We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by KBS Capital Advisors pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
As of March 31, 2017, we owned or, with respect to one property, held a leasehold interest in, 23 real estate properties, including 14 bank branch, office and operations center properties we received title to pursuant to a settlement agreement related to a defaulted loan investment (the “GKK Properties”). In addition, as of March 31, 2017, we owned two real estate loans receivable and a participation interest with respect to a real estate joint venture.
Plan of Liquidation
On January 27, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. On October 5, 2016, in connection with a review of potential strategic alternatives available to us, the Special Committee and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of our plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On January 27, 2017, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as Exhibit 2.1 to the 2016 Annual Report.
In accordance with the Plan of Liquidation, our objectives for 2017 are to (i) pursue an orderly liquidation of our company pursuant to the Plan of Liquidation; and (ii) maximize stockholder value by selling all of our remaining assets, paying our debts, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding down our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets with the goal of maximizing stockholder value. We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process. Pursuant to the Plan of Liquidation, on March 10, 2017, our board of directors authorized an initial liquidating distribution in the amount of $1.00 per share of common stock to our stockholders of record as of the close of business on March 21, 2017. The initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales.
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

Liquidity and Capital Resources
As of March 31, 2017, we had $47.6 million of cash, cash equivalents and restricted cash. Our principal demands for funds during liquidation are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; Special Redemptions of common stock pursuant to our share redemption program; and the payment of liquidating distributions to our stockholders pursuant to the Plan of Liquidation.
We intend to use our cash on hand, proceeds from asset sales and principal repayments on our real estate loans receivable as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our investments; however, asset sales have and will further reduce cash flows from operations.
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
On March 10, 2017, our board of directors authorized an initial liquidating distribution in the amount of $1.00 per share of common stock to our stockholders of record as of the close of business on March 21, 2017. This initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales. We do not expect to pay regular quarterly distributions during the liquidation process. During the liquidation process, we intend to maintain adequate cash reserves for liquidity, capital expenditures, future Special Redemptions and other future capital needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2017, our real estate properties were 90% occupied.
Our real estate-related investment generates cash flow in the form of interest income, which is reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment is primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. Our remaining real estate-related investment is scheduled to mature on July 11, 2017.
As a result of asset sales pursuant to the Plan of Liquidation, we will experience declines in future cash flow from our real estate and real estate-related investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets and prepare these assets for sale. We believe that potential proceeds from the sale of real estate, cash flow from operations, proceeds from the sale or payoff of our real estate loan receivable and cash on hand will be sufficient to meet our liquidity needs during our liquidation.
In addition to using our capital resources for leasing costs, for capital expenditures, for operating costs, to fund Special Redemptions pursuant to our share redemption program and to pay liquidating distributions to our stockholders, we use our capital resources to make certain payments to our advisor. We also reimburse our advisor and its affilitates for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets.
Among the fees payable to our advisor is an asset management fee. With respect to investments in real estate, we pay our advisor a monthly asset management fee equal to one-twelfth of 0.75% of the amount actually paid or allocated to acquire the investment, plus the cost of any subsequent development, construction or improvements to the property. This amount includes any portion of the investment that was debt financed and is inclusive of acquisition fees and expenses related thereto. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. With respect to the GKK Properties, we calculate the asset management fee based on the gross value of the properties.

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
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of March 31, 2017, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. As of March 31, 2017, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2017 exceeded the charter-imposed limitation. The conflicts committee of our board of directors determined that these expenses were justified given the professional fees and expenses we incurred related to our exploration of the availability of strategic alternatives, the fees and expenses related to the preparation of proxy materials and the solicitation of proxies in connection with the stockholders’ approval of the Plan of Liquidation, the costs and expenses of liquidation and our decreasing asset size and revenues as a result of asset sales relative to certain general and administrative expenses that are fixed or do not decrease proportionately based on our asset size and revenues.  As a result of pursuing the Plan of Liquidation, we anticipate that we will continue to exceed this limitation each quarter throughout the liquidation process as we sell additional assets and incur liquidation costs.  We considered these costs and expenses in determining the estimated range of net proceeds from liquidation of $3.27 to $3.68 per share disclosed in our definitive Proxy Statement filed with the SEC on November 10, 2016, and as of May 1, 2017, we do not expect these costs and expenses to reduce the remaining estimated range of net proceeds per share from the liquidation.  The payment of the initial liquidating distribution on March 24, 2017 reduced our stockholders remaining investment in us and reduced the estimated range of future liquidation distributions by $1.00 per share to $2.27 to $2.68. See “ - Changes in Net Assets in Liquidation.”
Sales of Real Estate
During the three months ended March 31, 2017, we terminated a leasehold interest of a GKK Property located in downtown St. Petersburg, Florida and disposed of 66 GKK Properties with an aggregate sales price of $65.1 million and a liquidation value of $65.1 million at the time of sale of each individual property. No sales price and liquidation value related to any individual property sold was greater than $5.1 million and $5.1 million, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligation as of March 31, 2017 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Operating lease (1)	$5,052	$5,052	$—	$—	$—
_____________________
(1) Amounts relate to future minimum lease payments under a non-cancelable building lease.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
In light of the adoption of liquidation basis accounting as of January 1, 2017, the results of operations for the current year period are not comparable to the prior year period. Our remaining real estate properties continue to perform in a manner that is relatively consistent with prior reporting periods and we have experienced no significant changes in leased percentages or rental rates at these properties. Additionally, we have been and will continue to sell assets under the Plan of Liquidation, which has had and will have a significant impact on our operations. Changes in liquidation values of our assets are discussed below under “— Changes in Net Assets in Liquidation.”
Due to the adoption of the Plan of Liquidation, we are no longer reporting funds from operations and modified funds from operations as we no longer consider these to be key performance measures.
Changes in Net Assets in Liquidation
Period from January 1, 2017 through March 31, 2017
Net assets in liquidation decreased by approximately $185.5 million from $635.4 million on January 1, 2017 to $450.0 million on March 31, 2017. The primary reason for the decline in net assets in liquidation was due to a decrease of approximately $184.8 million for the payment of the initial liquidating distribution to stockholders, or $1.00 per common share, in March 2017.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are or will be critical during our liquidation. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of January 1, 2017 (as liquidation became imminent within the first week of January 2017 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to January 1, 2017 in accordance with GAAP. Accordingly, on January 1, 2017, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect on disposal of assets as we carry out our Plan of Liquidation. The liquidation values of our operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate
As of January 1, 2017, the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect on disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. We estimated the liquidation value of our real estate investments based on purchase and sale agreements into which we had entered as of May 12, 2017, offers received which we intend to accept, brokers’ opinion of value or discounted cash flow analyses. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
Real Estate Loan Receivable
Under the liquidation basis of accounting, we carry our real estate loan receivable at its estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments, including repayment of all principal at maturity or earlier disposition, we expect to receive over the estimated remaining holding period of the loan. The liquidation value of our real estate loan receivable is presented on an undiscounted basis. Interest payments that we expect to receive on our real estate loan receivable over the estimated remaining holding period of the loan are accrued and are classified as a reduction of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets.
We evaluate the collectibility of the interest and principal on our loan. Any changes in collectibility will be reflected as a change to our net assets in liquidation.
Rents and Other Receivables
In accordance with liquidation basis of accounting, as of January 1, 2017, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected in the net realizable value of the rents and other receivables.
Revenue Recognition
Under the liquidation basis of accounting, we have accrued all income that we expect to earn through the completion of our liquidation to the extent we have a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases through the anticipated disposition date of the property. These amounts are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets.
Accrued Liquidation Costs
We accrue for certain estimated liquidation costs to the extent we have a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, fees paid to financial advisors, insurance, and distribution processing costs.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Disposition of GKK Properties Subsequent to March 31, 2017
Subsequent to March 31, 2017 and through May 11, 2017, we, through indirect wholly owned subsidiaries, sold eight GKK Properties, which had an aggregate liquidation value of $13.1 million at the time of sale of each individual property, to buyers unaffiliated with us or our advisor, for an aggregate sales price, net of closing credits, of $13.1 million, excluding closing costs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of changes in interest rates as a result of our remaining real estate loan receivable. The value of our investment portfolio and net assets in liquidation may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives were to limit the impact of interest rate changes on earnings and cash flows.
Interest rate fluctuations will generally not affect our future earnings or cash flows on fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. As of March 31, 2017, the fair value and outstanding principal balance of our fixed rate real estate loans receivable were $23.7 million and $23.8 million, respectively. The fair value estimate of our real estate loans receivable is calculated using an internal valuation model that considers the expected cash flows for the loans, underlying collateral values (for collateral-dependent loans) and the estimated yield requirements of institutional investors for loans with similar characteristics, including remaining loan term, loan-to-value, type of collateral and other credit enhancements. On April 14, 2017, the borrower under one of our real estate loans receivable with an outstanding principal balance of $20.0 million repaid the loan in full.
The annual effective interest rate of our remaining fixed rate real estate loan receivable with an outstanding principal balance of $3.8 million as of March 31, 2017 was 12.4%. The weighted-average annual effective interest rate represents the effective interest rate as of March 31, 2017, using the interest method, which we use to recognize interest income on our real estate loan receivable.
As of March 31, 2017, we had no mortgage debt outstanding.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
In connection with the adoption of liquidation basis accounting, during the most recent quarter (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation basis accounting purposes.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
See the risks in Part I, Item 1A of our 2016 Annual Report.

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

c)
We have a share redemption program pursuant to which stockholders may only sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in our share redemption program, including:

•
During each calendar year, redemptions sought in connection with Special Redemptions are limited to an annual dollar amount determined by our board of directors. The annual dollar limitation for our share redemption program may be reviewed and adjusted from time to time during the year. On January 27, 2017, our board of directors approved an annual dollar limitation of $10.0 million in the aggregate for the calendar year 2017 (subject to review and adjustment during the year by our board of directors), and further subject to the limitations described in our share redemption program.

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
The only redemptions we made under our share redemption program during the three months ended March 31, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program. For the three months ended March 31, 2017, we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program with a combination of cash on hand and proceeds from the sale of properties.
In connection with the approval by our stockholders of the Plan of Liquidation, on January 27, 2017, our board of directors approved the amendment and restatement of our share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program became effective on February 27, 2017. Prior to effectiveness of the Amended Share Redemption Program, the redemption price for all stockholders whose shares were eligible for redemption was equal to the most recent estimated value per share of our common stock as of the redemption date.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On October 5, 2016, our board of directors approved an estimated value per share of our common stock of $3.65 per share (unaudited), based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of June 30, 2016, except for certain items discussed in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of the 2016 Annual Report, for which estimated values were adjusted subsequent to June 30, 2016. The redemption price for all shares eligible for redemption was $3.65 per share for redemption dates from October 2016 through December 2016. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the October 2016 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of the FY 2016 Annual Report.
The Amended Share Redemption Program changes the redemption price per share of our common stock eligible for redemption to take into account the estimated range of liquidating distributions as disclosed in our Definitive Proxy Statement, filed with the SEC on November 10, 2016 and any liquidating distributions declared by our board of directors. The Amended Share Redemption Program sets the redemption price per share of our common stock eligible for redemption at (a) $3.475 (which represents the mid-point of the estimated range of liquidating distributions of $3.27 to $3.68 per share) less (b) the amount of any liquidating distributions on such share declared by our board of directors that have a record date prior to the redemption date for such share. Therefore, effective for the February 28, 2017 redemption date, the redemption price for all shares eligible for redemption was equal to $3.475. Pursuant to the Plan of Liquidation, on March 10, 2017, our board of directors authorized an initial liquidating distribution on the outstanding shares of our common stock to our stockholders of record as of the close of business on March 21, 2017, with the amount per share of the initial liquidating distribution equal to $1.00. The initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales. Therefore, effective commencing with the March 31, 2017 redemption date, the redemption price for all shares eligible for redemption is equal to $2.475.
We will report the redemption price in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.
The Amended Share Redemption Program also changed the notice period for amending, suspending or terminating our share redemption program. The Amended Share Redemption Program provides that we may amend, suspend or terminate the program for any reason upon 10 (ten) days’ notice to our stockholders.
The complete Amended Share Redemption Program is filed as an exhibit to our Current Report on Form 8-K filed with the SEC January 27, 2017 and is available at the SEC’s website at www.sec.gov.
During the three months ended March 31, 2017, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)	(3)
February 2017	182,248	$3.48	(2)	(3)
March 2017	115,313	$2.48	(2)	(3)
Total	297,561
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the three months ended March 31, 2017, we redeemed $0.9 million of shares of common stock. The only redemptions we made under our share redemption program during the three months ended March 31, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program. For the three months ended March 31, 2017, we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. On January 27, 2017, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2017. Based on this redemption limitation and those described above and redemptions through March 31, 2017, we may redeem up to $9.1 million of shares that meet the requirements for Special Redemptions for the remainder of 2017.

PART II.	OTHER INFORMATION (CONTINUED)

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Ex.	Description

2.1
Plan of Complete Liquidation and Dissolution of the Company, dated as of January 27, 2017, incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 28, 2017

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

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	May 12, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)