Form 10-Q
period 2017-06-30
KBS Real Estate Investment Trust, Inc.
filed 2017-08-10
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2017, there were 184,352,817 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
June 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

June 30, 2017
Assets
Real estate	$214,502
Real estate loan receivable	3,750
Cash and cash equivalents	233,747
Restricted cash	4,681
Rents and other receivables, net	1,063
Other assets, net	98
Total assets	$457,841
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$2,796
Accounts payable and accrued liabilities	3,059
Due to affiliates	29
Liabilities for estimated closing costs and disposition fees	7,140
Other liabilities	2,004
Total liabilities	15,028
Commitments and contingencies (Note 9)
Net assets in liquidation	$442,813
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

For the Six Months Ended June 30, 2017
Net assets in liquidation, beginning of period	$635,441
Changes in net assets in liquidation
Change in liquidation value of investments in real estate after closing costs/disposition fees	(8,965)
Redemptions	(1,616)
Other changes, net	2,756
Net decrease in liquidation value	(7,825)
Liquidating distribution to stockholders	(184,803)
Changes in net assets in liquidation	(192,628)
Net assets in liquidation, end of period	$442,813
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
As of June 30, 2017, the Company owned or, with respect to one property, held a leasehold interest in, 11 real estate properties, including four bank branch, office and operations center properties the Company received title to pursuant to a settlement agreement related to a defaulted loan investment (the “GKK Properties”). In addition, as of June 30, 2017, the Company owned one real estate loan receivable and a participation interest in a real estate joint venture.
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
As of June 30, 2017, the Company had 184,406,075 shares of common stock issued and outstanding.
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
June 30, 2017
(unaudited)

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect on the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of June 30, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Real Estate
As of January 1, 2017, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect on disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The Company estimated the liquidation value of its investments in real estate based on purchase and sale agreements into which the Company had entered as of August 10, 2017, offers received which the Company intends to accept, brokers’ opinion of value or discounted cash flow analyses. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Real Estate Loan Receivable
Under the liquidation basis of accounting, the Company carries its real estate loan receivable at its estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments, including repayment of all principal at maturity or earlier disposition, the Company expects to receive over the remaining estimated holding period of the loan. The liquidation value of the Company’s real estate loan receivable is presented on an undiscounted basis. Interest payments that the Company expects to receive on its real estate loan receivable over the estimated remaining holding period of the loan are accrued and are classified as a reduction of liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets.
The Company evaluates the collectibility of the interest and principal on its loan. Any changes in collectibility will be reflected as a change to the Company’s net assets in liquidation.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of January 1, 2017, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to the Company’s net assets in liquidation.
Revenue Recognition
Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases through the anticipated disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets.
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
June 30, 2017
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
Upon transition to the liquidation basis of accounting on January 1, 2017, the Company accrued the following revenues and expenses expected to be incurred during liquidation:

As of January 1, 2017
Rental income	$15,166
Tenant reimbursements	2,915
Interest income from real estate loans receivable	407
Parking revenues and other operating income	896
Operating, maintenance, and management	(9,689)
Real estate taxes, property-related taxes, and insurance	(2,678)
Asset management fees due to affiliates	(2,162)
General and administrative expenses	(5,653)
Other interest income	250
Liquidating transaction costs	(3,068)
Improvements to real estate	(12,851)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(16,467)
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of June 30, 2017 is as follows (in thousands):

	January 1, 2017	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2017
Assets:
Estimated net inflows from investments in real estate	$7,017	$(6,692)	$2,987	$3,312
	7,017	(6,692)	2,987	3,312
Liabilities:
Liquidation transaction costs	(3,068)	—	563	(2,505)
Corporate expenditures	(7,565)	6,152	(794)	(2,207)
Capital expenditures	(12,851)	10,046	1,409	(1,396)
	(23,484)	16,198	1,178	(6,108)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(16,467)	$9,506	$4,165	$(2,796)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

5.	NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $192.6 million during the six months ended June 30, 2017. Pursuant to the Plan of Liquidation, on March 10, 2017, the Company’s board of directors authorized an initial liquidating distribution in the amount of $1.00 per share of common stock to the Company’s stockholders of record as of the close of business on March 21, 2017, for an aggregate distribution of approximately $184.8 million, which was the primary reason for the decline in net assets in liquidation. The initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales.
The net assets in liquidation as of June 30, 2017 would result in the payment of estimated liquidating distributions of approximately $2.40 per share of common stock to the Company’s stockholders of record as of June 30, 2017. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of asset sales, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such assets.

6.	REAL ESTATE
As of June 30, 2017, the Company’s real estate investments consisted of 11 properties (of which four were GKK Properties), including a leasehold interest in one property, held for sale in accordance with the Plan of Liquidation. During the six months ended June 30, 2017, the Company terminated the leasehold interest of a GKK Property located in downtown St. Petersburg, Florida and disposed of 78 real estate properties (of which 76 were GKK Properties) for an aggregate sales price of $246.3 million, net of closing credits, if applicable, and an aggregate liquidation value of $247.5 million based on the liquidation value of each property as of January 1, 2017. The real estate dispositions during the six months ended June 30, 2017 consisted of the following:
Tysons Dulles Plaza
On June 6, 2008, the Company, through an indirect wholly owned subsidiary, purchased three six-story office buildings containing 487,775 rentable square feet located on approximately 14.7 acres of land in McLean, Virginia (“Tysons Dulles Plaza”). On June 26, 2017, the Company sold Tysons Dulles Plaza to a seller, unaffiliated with the Company or the Advisor, for an aggregate sales price of $127.1 million, net of closing credits. The liquidation value of Tysons Dulles Plaza as of January 1, 2017 was $128.3 million.
Bridgeway Technology Center
On June 27, 2007, the Company, through an indirect wholly owned subsidiary, purchased two single-story office/research and development buildings containing a total of 187,268 rentable square feet located on approximately 13 acres of land in Newark, California (“Bridgeway Technology Center”). On June 1, 2017, the Company sold Bridgeway Technology Center to a seller, unaffiliated with the Company or the Advisor, for an aggregate sales price of $38.5 million, net of closing credits. The liquidation value of Bridgeway Technology Center as of January 1, 2017 was $38.5 million.
GKK Properties
During the six months ended June 30, 2017, the Company disposed of 76 GKK Properties and terminated the leasehold interest of a GKK Property located in downtown St. Petersburg, Florida. The aggregate sales price of the 76 GKK Properties that were disposed of during the six months ended June 30, 2017 and the liquidation value as of January 1, 2017 were $80.7 million and $80.7 million, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

7.	REAL ESTATE LOAN RECEIVABLE
As of June 30, 2017, the Company, through an indirect wholly owned subsidiary, owned one real estate loan receivable as follows (dollars in thousands):

Loan Name Location of Related Property or Collateral	Date Acquired/ Originated	Property Type	Loan Type	Outstanding Principal Balance as of June 30, 2017 (1)	Carrying Amount as of June 30, 2017 (2)	Contractual Interest Rate	Maturity Date
4929 Wilshire B-Note Los Angeles, California (3)	11/19/2007	Office	B-Note	$3,750	$3,750	6.1%	07/11/2017
_____________________
(1) Outstanding principal balance as of June 30, 2017 represents original principal balance outstanding under the loan, increased for any subsequent fundings and reduced for any principal paydowns.
(2) Carrying amount represents the estimated amount expected to be collected at maturity. Amount does not include interest.
(3) The loan was repaid in full on July 11, 2017.
On April 14, 2017, the borrower under the San Diego Office Portfolio B-Note repaid the loan in full. The borrower under this note was a wholly owned subsidiary of The Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of The Irvine Company. In addition, Charles J. Schreiber, Jr. (the Company’s Chief Executive Officer, one of the Company’s directors and one of the Company’s sponsors) has served as a member of the board of directors and executive committee of The Irvine Company since August 2016 and since December 2016, Mr. Schreiber has served on the board of trustees of The Irvine Company.  During the six months ended June 30, 2017, the Company recognized $1.1 million of interest income related to its investment in this loan.

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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers was allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and was billed directly to each entity. The allocation of these shared coverage costs was proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The insurance program was effective through June 30, 2017. In connection with the Company’s implementation of the Plan of Liquidation, the Company ceased participation in the program as of June 30, 2017 and obtained separate insurance.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

During the six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2017 and 2016, respectively, and any related amounts payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Expensed
Asset management fees (1)	$991	$2,097	$2,136	$4,446	$—	$—
Reimbursement of operating expenses (2)	68	101	136	165	29	188
Disposition fees (3)	1,802	3,062	2,444	3,480	—	—
	$2,861	$5,260	$4,716	$8,091	$29	$188
_____________________
(1) Asset management fees presented are contractual amounts incurred during the three and six months ended June 30, 2017 and 2016, respectively. Asset management fees accrued as of June 30, 2017, as part of the liquidation basis of accounting, of $22,000 are included in liabilities for estimated costs in excess of estimated receipts during liquidation in the accompanying Condensed Consolidated Statement of Net Assets.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $67,000 and $78,000 for the three months ended June 30, 2017 and 2016, respectively, and $127,000 and $142,000 for the six months ended June 30, 2017 and 2016, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the six months ended June 30, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. Under the Company’s charter, the Company is required to limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, as these terms are defined in the Company’s charter, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2017 exceeded the charter-imposed limitation and the conflicts committee of the Company’s board of directors determined that these expenses were justified given the professional fees and expenses the Company incurred related to its exploration of the availability of strategic alternatives, the fees and expenses related to the preparation of proxy materials and the solicitation of proxies in connection with the Company’s stockholders’ approval of the Plan of Liquidation, the costs and expenses of liquidation and the Company’s decreasing asset size and revenues as a result of asset sales relative to certain general and administrative expenses that are fixed or do not decrease proportionately based on the Company’s asset size and revenues.
(3) Disposition fees presented are contractual amounts incurred during the three and six months ended June 30, 2017 and 2016, respectively. Disposition fees accrued as of June 30, 2017, as part of the liquidation basis of accounting, of $2.2 million are included in liabilities for estimated closing costs and disposition fees in the accompanying Condensed Consolidated Statement of Net Assets.
During the six months ended June 30, 2017, the Advisor paid the Company a $31,000 property insurance rebate.

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
June 30, 2017
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
Disposition of Rivertech I and II Subsequent to June 30, 2017
On February 20, 2008, the Company, through an indirect wholly owned subsidiary, purchased two two-story research and development office buildings containing 285,772 rentable square feet located on approximately 24.9 acres of land in Billerica, Massachusetts (“Rivertech I & II”). On July 31, 2017, the Company sold Rivertech I & II to a seller, unaffiliated with the Company or the Advisor, for an aggregate sales price of $40.9 million, net of closing credits. The liquidation value of Rivertech I & II as of January 1, 2017 was $40.3 million.
Termination of Share Redemption Program
On August 8, 2017, in connection with the implementation of the Plan of Liquidation, the Company’s board of directors approved the termination of its share redemption program effective as of September 4, 2017.   As such, the last redemption date under the share redemption program will be August 31, 2017.

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

•
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.   As such, the last redemption date under the share redemption program will be August 31, 2017.  Through the August 31, 2017 redemption date, stockholders may sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions in connection with a stockholder’s death, “Special Redemptions”). Additionally, redemptions are further subject to limitations described in our share redemption program.

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
As of June 30, 2017, we owned or, with respect to one property, held a leasehold interest in, 11 real estate properties, including four bank branch, office and operations center properties we received title to pursuant to a settlement agreement related to a defaulted loan investment (the “GKK Properties”). In addition, as of June 30, 2017, we owned one real estate loan receivable and a participation interest with respect to a real estate joint venture.
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
Liquidity and Capital Resources
As of June 30, 2017, we had $238.4 million of cash, cash equivalents and restricted cash. Our principal demands for funds during liquidation are and will be for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; Special Redemptions of common stock pursuant to our share redemption program (which will terminate effective September 4, 2017); and the payment of liquidating distributions to our stockholders pursuant to the Plan of Liquidation.
We intend to use our cash on hand, proceeds from asset sales and the principal repayment we received on our final real estate loan receivable as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our investments; however, asset sales have and will further reduce cash flows from operations.
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.   As such, through the August 31, 2017 redemption date, stockholders may sell their shares to us in connection with Special Redemptions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 10, 2017, our board of directors authorized an initial liquidating distribution in the amount of $1.00 per share of common stock to our stockholders of record as of the close of business on March 21, 2017. This initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales. We do not expect to pay regular quarterly distributions during the liquidation process. During the liquidation process, we intend to maintain adequate cash reserves for liquidity, capital expenditures, future Special Redemptions through the termination of the share redemption program on September 4, 2017 and other future capital needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2017, our real estate properties were 91% occupied.
Our real estate-related investment generated cash flow in the form of interest income, which was reduced by the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate-related investment was primarily dependent on the operating performance of the underlying collateral and the borrower’s ability to make debt service payments. As of June 30, 2017, we owned one real estate loan receivable with an outstanding principal balance of $3.8 million, which was repaid in full at maturity on July 11, 2017.
As a result of asset sales pursuant to the Plan of Liquidation, we will experience declines in future cash flow from our real estate investments and we expect an increased need for capital to cover leasing costs and capital improvements needed to improve the performance of our real estate assets and prepare these assets for sale. We believe that potential proceeds from the sale of real estate, cash flow from operations, the proceeds we received from the payoff of our final real estate loan receivable and cash on hand will be sufficient to meet our liquidity needs during our liquidation.
In addition to using our capital resources for leasing costs, for capital expenditures, for operating costs, to fund Special Redemptions pursuant to our share redemption program through the termination of the share redemption program on September 4, 2017 and to pay liquidating distributions to our stockholders, we use our capital resources to make certain payments to our advisor. We also reimburse our advisor and its affiliates for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets.
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
With respect to investments in loans and any investments other than real estate, we paid our advisor a monthly asset management fee calculated, each month, as one-twelfth of 0.75% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment (which amount includes any portion of the investment that was debt financed and is inclusive of acquisition or origination fees and expenses related thereto) and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition or origination fees and expenses related to the acquisition or funding of such investment, as of the time of calculation.
With respect to an investment that has suffered an impairment in value, reduction in cash flow or other negative circumstances, such investment may either be excluded from the calculation of the asset management fee described above or included in such calculation at a reduced value that is recommended by our advisor and our management and then approved by a majority of our independent directors, and this change in the fee shall be applicable to an investment upon the earlier to occur of the date on which (i) such investment is sold, (ii) such investment is surrendered to a person other than the company, our direct or indirect wholly owned subsidiary or a joint venture or partnership in which we have an interest, (iii) our advisor determines that it will no longer pursue collection or other remedies related to such investment, or (iv) our advisor recommends a revised fee arrangement with respect to such investment. As of June 30, 2017, we excluded our interest in an unconsolidated joint venture from the calculation of asset management fees. As of June 30, 2017, we had not determined to calculate the asset management fee at an adjusted value for any other investments or to exclude any other investments from the calculation of the asset management fee.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2017 exceeded the charter-imposed limitation. The conflicts committee of our board of directors determined that these expenses were justified given the professional fees and expenses we incurred related to our exploration of the availability of strategic alternatives, the fees and expenses related to the preparation of proxy materials and the solicitation of proxies in connection with the stockholders’ approval of the Plan of Liquidation, the costs and expenses of liquidation and our decreasing asset size and revenues as a result of asset sales relative to certain general and administrative expenses that are fixed or do not decrease proportionately based on our asset size and revenues.  As a result of pursuing the Plan of Liquidation, we anticipate that we will continue to exceed this limitation each quarter throughout the liquidation process as we sell additional assets and incur liquidation costs.  We considered these costs and expenses in determining the estimated range of net proceeds from liquidation of $3.27 to $3.68 per share disclosed in our definitive Proxy Statement filed with the SEC on November 10, 2016, and as of August 1, 2017, we do not expect these costs and expenses to reduce the remaining estimated range of net proceeds per share from the liquidation.  The payment of the initial liquidating distribution on March 24, 2017 reduced our stockholders’ remaining investment in us and reduced the estimated range of future liquidation distributions by $1.00 per share to $2.27 to $2.68. See “ — Changes in Net Assets in Liquidation.”
Sales of Real Estate
During the six months ended June 30, 2017, we terminated the leasehold interest of a GKK Property located in downtown St. Petersburg, Florida and disposed of 78 real estate properties (of which 76 were GKK Properties) for an aggregate sales price of $246.3 million, net of closing credits, if applicable, and an aggregate liquidation value of $247.5 million based on the liquidation value of each property as of January 1, 2017. The real estate dispositions during the six months ended June 30, 2017 consisted of the following:
Tysons Dulles Plaza
On June 6, 2008, we, through an indirect wholly owned subsidiary, purchased three six-story office buildings containing 487,775 rentable square feet located on approximately 14.7 acres of land in McLean, Virginia (“Tysons Dulles Plaza”). On June 26, 2017, we sold Tysons Dulles Plaza to a seller, unaffiliated with us or our advisor, for an aggregate sales price of $127.1 million, net of closing credits. The liquidation value of Tysons Dulles Plaza as of January 1, 2017 was $128.3 million.
Bridgeway Technology Center
On June 27, 2007, we, through an indirect wholly owned subsidiary, purchased two single-story office/research and development buildings containing a total of 187,268 rentable square feet located on approximately 13 acres of land in Newark, California (“Bridgeway Technology Center”). On June 1, 2017, we sold Bridgeway Technology Center to a seller, unaffiliated with us or our advisor, for an aggregate sales price of $38.5 million, net of closing credits. The liquidation value of Bridgeway Technology Center as of January 1, 2017 was $38.5 million.
GKK Properties
During the six months ended June 30, 2017, we disposed of 76 GKK Properties and terminated the leasehold interest of a GKK Property located in downtown St. Petersburg, Florida. The aggregate sales price of the 76 GKK Properties that were disposed of during the six months ended June 30, 2017 and the liquidation value as of January 1, 2017 were $80.7 million and $80.7 million, respectively.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligation as of June 30, 2017 (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Operating lease (1)	$2,526	$2,526	$—	$—	$—
_____________________
(1) Amounts relate to future minimum lease payments under a non-cancelable building lease.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
Changes in Net Assets in Liquidation
Period from January 1, 2017 through June 30, 2017
Net assets in liquidation decreased by approximately $192.6 million from $635.4 million on January 1, 2017 to $442.8 million on June 30, 2017. The primary reason for the decline in net assets in liquidation was due to a decrease of approximately $184.8 million for the payment of the initial liquidating distribution to stockholders, or $1.00 per common share, in March 2017.
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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of June 30, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Real Estate
As of January 1, 2017, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect on disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. We estimated the liquidation value of our investments in real estate based on purchase and sale agreements into which we had entered as of August 10, 2017, offers received which we intend to accept, brokers’ opinion of value or discounted cash flow analyses. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Loan Receivable
Under the liquidation basis of accounting, we carry our real estate loan receivable at its estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments, including repayment of all principal at maturity or earlier disposition, we expect to receive over the estimated remaining holding period of the loan. The liquidation value of our real estate loan receivable is presented on an undiscounted basis. Interest payments that we expect to receive on our real estate loan receivable over the estimated remaining holding period of the loan are accrued and are classified as a reduction of liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets.
We evaluate the collectibility of the interest and principal on our loan. Any changes in collectibility will be reflected as a change to our net assets in liquidation.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of January 1, 2017, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to our net assets in liquidation.
Revenue Recognition
Under the liquidation basis of accounting, we have accrued all income that we expect to earn through the completion of our liquidation to the extent we have a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases through the anticipated disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets.
Accrued Liquidation Costs
We accrue for certain estimated liquidation costs to the extent we have a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, fees paid to financial advisors, insurance, and distribution processing costs.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Disposition of Rivertech I & II Subsequent to June 30, 2017
On February 20, 2008, we, through an indirect wholly owned subsidiary, purchased two two-story research and development office buildings containing 285,772 rentable square feet located on approximately 24.9 acres of land in Billerica, Massachusetts (“Rivertech I & II”). On July 31, 2017, we sold Rivertech I & II to a seller, unaffiliated with us or our advisor, for an aggregate sales price of $40.9 million, net of closing credits. The liquidation value of Rivertech I & II as of January 1, 2017 was $40.3 million.
Termination of Share Redemption Program
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.   As such, the last redemption date for Special Redemptions under the program will be August 31, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

On July 11, 2017, the borrower under our only remaining real estate loan receivable with an outstanding principal balance of $3.8 million repaid the loan in full.
As of June 30, 2017, we had no mortgage debt outstanding.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

c)
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.   The last redemption date under the share redemption program will be August 31, 2017. Through the August 31, 2017 redemption date, stockholders may sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”). Such redemptions are subject to an annual dollar limitation and are further subject to the other limitations described in our share redemption program, including:

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
The only redemptions we made under our share redemption program during the six months ended June 30, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program. For the six months ended June 30, 2017, we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program with a combination of cash on hand and proceeds from the sale of properties.
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
The Amended Share Redemption Program also changed the notice period for amending, suspending or terminating our share redemption program. The Amended Share Redemption Program provides that we may amend, suspend or terminate the program for any reason upon 10 (ten) days’ notice to our stockholders. As discussed above, the share redemption program will terminate on September 4, 2017.
The complete Amended Share Redemption Program is filed as an exhibit to our Current Report on Form 8-K filed with the SEC January 27, 2017 and is available at the SEC’s website at www.sec.gov.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2017, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)	(3)
February 2017	182,248	$3.48	(2)	(3)
March 2017	115,313	$2.48	(2)	(3)
April 2017	72,459	$2.48	(2)	(3)
May 2017	78,566	$2.48	(2)	(3)
June 2017	130,621	$2.48	(2)	(3)
Total	579,207
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. During the six months ended June 30, 2017, we redeemed $1.6 million of shares of common stock. The only redemptions we made under our share redemption program during the six months ended June 30, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program. For the six months ended June 30, 2017, we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program. On January 27, 2017, our board of directors approved an annual dollar limitation for redemptions of $10.0 million in the aggregate for calendar year 2017. Based on this redemption limitation and those described above and redemptions through June 30, 2017, we may redeem up to $8.4 million of shares that meet the requirements for Special Redemptions through the termination of the share redemption program on September 4, 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
Termination of Share Redemption Program
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.   As such, the last redemption date for Special Redemptions under the program will be August 31, 2017.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

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

10.1	Purchase and Sale Agreement and Escrow Instructions, by and between KBS Tysons Dulles Plaza, LLC and Rockpoint Fund Acquisitions, L.L.C., dated June 13, 2017

10.2	First Amendment to Purchase and Sale Agreement and Escrow Instructions, by and between KBS Tysons Dulles Plaza, LLC and TDP Owner, L.L.C., dated June 20, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

99.2	Amended and Restated Share Redemption Program, dated January 27, 2017, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 27, 2017

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	August 10, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)