Form 10-Q
period 2017-09-30
KBS Real Estate Investment Trust, Inc.
filed 2017-11-14
CIK 1330622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2017, there were 184,183,512 outstanding shares of common stock of KBS Real Estate Investment Trust, Inc.

KBS REAL ESTATE INVESTMENT TRUST, INC.
FORM 10-Q
September 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

September 30, 2017
Assets
Real estate	$134,343
Cash and cash equivalents	319,602
Restricted cash	1,715
Rents and other receivables, net	936
Other assets, net	39
Total assets	$456,635
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$2,310
Accounts payable and accrued liabilities	4,493
Due to affiliates	15
Liabilities for estimated closing costs and disposition fees	2,810
Other liabilities	1,560
Total liabilities	11,188
Commitments and contingencies (Note 9)
Net assets in liquidation	$445,447
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

For the Nine Months Ended September 30, 2017
Net assets in liquidation, beginning of period	$635,441
Changes in net assets in liquidation
Change in liquidation value of investments in real estate after closing costs/disposition fees	(7,346)
Redemptions	(2,167)
Other changes, net	4,322
Net decrease in liquidation value	(5,191)
Liquidating distribution to stockholders	(184,803)
Changes in net assets in liquidation	(189,994)
Net assets in liquidation, end of period	$445,447
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

1.	ORGANIZATION
KBS Real Estate Investment Trust, Inc. (the “Company”) was formed on June 13, 2005 as a Maryland corporation and elected to be taxed as a real estate investment trust (“REIT”). On January 27, 2016, the Company’s board of directors formed a special committee (the “Special Committee”) composed of all of its independent directors to explore the availability of strategic alternatives involving the Company. On October 5, 2016, in connection with a review of potential strategic alternatives available to the Company, the Special Committee and the board of directors unanimously approved the sale of all of the Company’s assets and the Company’s dissolution pursuant to the terms of the Company’s plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling the Company’s assets, paying the Company’s debts and distributing the net proceeds from liquidation to the Company’s stockholders. On January 27, 2017, the Company’s stockholders approved the Plan of Liquidation. On October 10, 2017, the Company filed articles of dissolution (the “Articles of Dissolution”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”) pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on October 10, 2017. As a dissolved Maryland corporation, the Company’s sole purpose is the liquidation and winding down of the business affairs of the Company in accordance with the Plan of Liquidation. See Note 2 “Plan of Liquidation” and Note 10, “Subsequent Events — Articles of Dissolution.”
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
As of September 30, 2017, the Company owned four real estate properties, including one bank branch that the Company received title to pursuant to a settlement agreement related to a defaulted loan investment (a “GKK Property” and the properties the Company received title to pursuant to such settlement agreement are referenced to herein as the “GKK Properties”). In addition, as of September 30, 2017, the Company owned a participation interest in a real estate joint venture.
Subject to certain restrictions and limitations, the remaining business and the liquidation of the Company is managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement with the Company (the “Advisory Agreement”). Either party may terminate the Advisory Agreement upon 60 days written notice. The Advisor owns 20,000 shares of the Company’s common stock.
As of September 30, 2017, the Company had 184,183,512 shares of common stock issued and outstanding.

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
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Company’s board of directors. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Company must complete the disposition of its assets and the distribution of the net proceeds from liquidation within two years of the date the Plan of Liquidation was adopted by its stockholders. To the extent that all of the Company’s assets are not sold by such date, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, its stockholders would receive interests in the liquidating trust. The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The liquidation process and the amount and timing of any future liquidating distributions paid to stockholders involves risks and uncertainties. Accordingly, it is not possible to precisely predict the timing of any future liquidating distributions or the aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that future liquidating distributions will equal or exceed the estimate of net assets in liquidation presented in the Condensed Consolidated Statement of Net Assets.
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect on the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
September 30, 2017
(unaudited)

Use of Estimates
The preparation of the unaudited consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Real Estate
As of January 1, 2017, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect on disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The Company estimated the liquidation value of its investments in real estate based on purchase and sale agreements into which the Company had entered as of November 14, 2017. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Real Estate Loan Receivable
Under the liquidation basis of accounting, the Company carries its real estate loan receivable at its estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments, including repayment of all principal at maturity or earlier disposition, the Company expects to receive over the remaining estimated holding period of the loan. The liquidation value of the Company’s real estate loan receivable is presented on an undiscounted basis. Interest payments that the Company expects to receive on its real estate loan receivable over the estimated remaining holding period of the loan are accrued and are classified as a reduction of liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets.  The Company evaluates the collectibility of the interest and principal on its loan. Any changes in collectibility will be reflected as a change to the Company’s net assets in liquidation.  As of September 30, 2017, the Company did not own any real estate loans receivable.
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
September 30, 2017
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
Upon transition to the liquidation basis of accounting on January 1, 2017, the Company accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

As of January 1, 2017
Rental income	$15,166
Tenant reimbursements	2,915
Interest income from real estate loans receivable	407
Parking revenues and other operating income	896
Operating, maintenance, and management	(9,689)
Real estate taxes, property-related taxes, and insurance	(2,678)
Asset management fees due to affiliates	(2,162)
General and administrative expenses	(5,653)
Other interest income	250
Liquidating transaction costs	(3,068)
Capital expenditures	(12,851)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(16,467)
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of September 30, 2017 is as follows (in thousands):

	January 1, 2017	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2017
Assets:
Estimated net inflows from investments in real estate	$7,017	$(10,608)	$4,059	$468
	7,017	(10,608)	4,059	468
Liabilities:
Liquidation transaction costs	(3,068)	1,000	563	(1,505)
Corporate expenditures	(7,565)	7,106	(300)	(759)
Capital expenditures	(12,851)	11,333	1,004	(514)
	(23,484)	19,439	1,267	(2,778)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(16,467)	$8,831	$5,326	$(2,310)

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

5.	NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $190.0 million during the nine months ended September 30, 2017. Pursuant to the Plan of Liquidation, on March 10, 2017, the Company’s board of directors authorized an initial liquidating distribution in the amount of $1.00 per share of common stock to the Company’s stockholders of record as of the close of business on March 21, 2017, for an aggregate distribution of approximately $184.8 million, which was the primary reason for the decline in net assets in liquidation. The initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales.
The net assets in liquidation as of September 30, 2017 would result in the payment of estimated liquidating distributions of approximately $2.42 per share of common stock to the Company’s stockholders of record as of September 30, 2017. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of asset sales, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such assets.

6.	REAL ESTATE
As of September 30, 2017, the Company’s real estate investments consisted of four properties, including one GKK Property, held for sale in accordance with the Plan of Liquidation. During the nine months ended September 30, 2017, the Company terminated the leasehold interests in two GKK Properties and disposed of 84 real estate properties (of which 78 were GKK Properties) for an aggregate sales price of $326.7 million, net of closing credits, if applicable, and with an aggregate liquidation value of $335.1 million based on the liquidation value of each property as of January 1, 2017. The real estate dispositions during the nine months ended September 30, 2017 consisted of the following:
Tysons Dulles Plaza
On June 6, 2008, the Company, through an indirect wholly owned subsidiary, purchased three six-story office buildings containing 487,775 rentable square feet located on approximately 14.7 acres of land in McLean, Virginia (“Tysons Dulles Plaza”). On June 26, 2017, the Company sold Tysons Dulles Plaza to a purchaser, unaffiliated with the Company or the Advisor, for an aggregate sales price of $127.1 million, net of closing credits. The liquidation value of Tysons Dulles Plaza as of January 1, 2017 was $128.3 million.
Bridgeway Technology Center
On June 27, 2007, the Company, through an indirect wholly owned subsidiary, purchased two single-story office/research and development buildings containing a total of 187,268 rentable square feet located on approximately 13 acres of land in Newark, California (“Bridgeway Technology Center”). On June 1, 2017, the Company sold Bridgeway Technology Center to a purchaser, unaffiliated with the Company or the Advisor, for an aggregate sales price of $38.5 million, net of closing credits. The liquidation value of Bridgeway Technology Center as of January 1, 2017 was $38.5 million.
Rivertech I & II
On February 20, 2008, the Company, through an indirect wholly owned subsidiary, purchased two two-story research and development office buildings containing 285,772 rentable square feet located on approximately 24.9 acres of land in Billerica, Massachusetts (“Rivertech I & II”). On July 31, 2017, the Company sold Rivertech I & II to a purchaser, unaffiliated with the Company or the Advisor, for an aggregate sales price of $40.9 million, net of closing credits. The liquidation value of Rivertech I & II as of January 1, 2017 was $40.3 million.
City Gate Plaza
On November 25, 2008, the Company, through an indirect wholly owned subsidiary, purchased a five-story office building and a single-story amenities building containing a total of 105,003 rentable square feet located on approximately six acres of land in Sacramento, California (“City Gate Plaza”). On September 28, 2017, the Company sold City Gate Plaza to a purchaser, unaffiliated with the Company or the Advisor, for a sales price of $15.2 million, net of closing credits. The liquidation value of City Gate Plaza as of January 1, 2017 was $15.8 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Great Oaks Center
On July 18, 2008, the Company, through an indirect wholly owned subsidiary, purchased four single-story office buildings containing a total of 235,224 rentable square feet located on approximately 31.0 acres of land in Alpharetta, Georgia (“Great Oaks Center”). On September 7, 2017, the Company sold Great Oaks Center to a purchaser, unaffiliated with the Company or the Advisor, for an aggregate sales price of $14.6 million. The liquidation value of City Gate Plaza as of January 1, 2017 was $17.8 million.
Lawrence Village Plaza
On August 6, 2007, the Company, through an indirect wholly owned subsidiary, originated a senior mortgage loan of up to $8.3 million secured by Lawrence Village Plaza, a 294,675 square foot retail property in New Castle, Pennsylvania (the “Lawrence Village Plaza Origination”). On September 1, 2015, the Lawrence Village Plaza Origination matured without repayment. On May 13, 2016, the Company received a deed-in-lieu of foreclosure in satisfaction of all amounts due to it under its investment in the Lawrence Village Plaza Loan Origination and received title to Lawrence Village Plaza. On August 30, 2017, the Company sold Lawrence Village Plaza to a purchaser, unaffiliated with the Company or the Advisor, for a sales price of $2.3 million. The liquidation value of Lawrence Village Plaza as of January 1, 2017 was $2.2 million.
GKK Properties
During the nine months ended September 30, 2017, the Company disposed of 78 GKK Properties and terminated the leasehold interests in two GKK Properties. The aggregate sales price of the 78 GKK Properties that were disposed of during the nine months ended September 30, 2017 and the liquidation value as of January 1, 2017 were $88.1 million and $92.2 million, respectively.

7.	REAL ESTATE LOANS RECEIVABLE
On April 14, 2017, the borrower under the San Diego Office Portfolio B-Note repaid the loan with an outstanding principal balance of $20.0 million in full. The borrower under this note was a wholly owned subsidiary of The Irvine Company. Donald Bren, who is the brother of Peter Bren (one of the Company’s executive officers and sponsors), is the chairman of The Irvine Company. In addition, Charles J. Schreiber, Jr. (the Company’s Chief Executive Officer, one of the Company’s directors and one of the Company’s sponsors) has served as a member of the board of directors and executive committee of The Irvine Company since August 2016 and since December 2016, Mr. Schreiber has served on the board of trustees of The Irvine Company.  During the nine months ended September 30, 2017, the Company recognized $1.1 million of interest income related to its investment in this loan. On July 11, 2017, the borrower under the 4929 Wilshire B-Note repaid the loan with an outstanding principal balance of $3.7 million in full. The liquidation values of the San Diego Office Portfolio B-Note and 4929 Wilshire B-note as of January 1, 2017 were $20.0 million and $3.7 million, respectively.

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
September 30, 2017
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
During the nine months ended September 30, 2017 and 2016, no other business transactions occurred between the Company and the other KBS-sponsored programs. On May 18, 2012, KBS Strategic Opportunity REIT, Inc. made an $8.0 million investment in a joint venture in which the Company indirectly owns a participation interest through another joint venture investment.
Pursuant to the terms of the Advisory Agreement and the AIP Reimbursement Agreement, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2017 and 2016, respectively, and any related amounts payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Expensed
Asset management fees (1)	$475	$1,653	$2,611	$6,098	$—	$—
Reimbursement of operating expenses (2)	34	82	170	247	15	188
Disposition fees (3)	801	3,446	3,245	6,926	—	—
	$1,310	$5,181	$6,026	$13,271	$15	$188
_____________________
(1) Asset management fees presented are contractual amounts incurred during the three and nine months ended September 30, 2017 and 2016, respectively. Asset management fees accrued as of September 30, 2017, as part of the liquidation basis of accounting, of $0.2 million are included in liabilities for estimated costs in excess of estimated receipts during liquidation in the accompanying Condensed Consolidated Statement of Net Assets.
(2) Reimbursable operating expenses primarily consists of internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company reimburses the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $34,000 and $76,000 for the three months ended September 30, 2017 and 2016, respectively, and $161,000 and $218,000 for the nine months ended September 30, 2017 and 2016, respectively. These were the only type of employee costs reimbursed under the Advisory Agreement for the nine months ended September 30, 2017 and 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company. Under the Company’s charter, the Company is required to limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, as these terms are defined in the Company’s charter, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2017 exceeded the charter-imposed limitation and the conflicts committee of the Company’s board of directors determined that these expenses were justified given the professional fees and expenses the Company incurred related to its exploration of the availability of strategic alternatives, the fees and expenses related to the preparation of proxy materials and the solicitation of proxies in connection with the Company’s stockholders’ approval of the Plan of Liquidation, the costs and expenses of liquidation and the Company’s decreasing asset size and revenues as a result of asset sales relative to certain general and administrative expenses that are fixed or do not decrease proportionately based on the Company’s asset size and revenues.
(3) Disposition fees presented are contractual amounts incurred during the three and nine months ended September 30, 2017 and 2016, respectively. Disposition fees accrued as of September 30, 2017, as part of the liquidation basis of accounting, of $1.3 million are included in liabilities for estimated closing costs and disposition fees in the accompanying Condensed Consolidated Statement of Net Assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

During the nine months ended September 30, 2017, the Advisor paid the Company a $31,000 property insurance rebate.

9.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company’s implementation of the Plan of Liquidation, including the management of the Company’s remaining real estate investments; the disposition of the Company’s remaining real estate investment; and other general and administrative responsibilities. In the event that the Advisor is unable to provide any of these services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or net assets in liquidation.
Legal Matters
From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings the outcome of which is probable or reasonably possible to have a material adverse effect on the Company’s financial condition or net assets in liquidation, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dispositions Subsequent to September 30, 2017
Disposition of Plaza in Clayton
On September 27, 2006, the Company, through an indirect wholly owned subsidiary, purchased a 16-story office building containing approximately 325,172 rentable square feet located on an approximate 2.31-acre parcel of land in St. Louis, Missouri (the “Plaza in Clayton”). On October 2, 2017, the Company sold Plaza in Clayton to a purchaser, unaffiliated with the Company or the Advisor, for a sales price of $85.3 million, net of closing credits. The liquidation value of Plaza in Clayton as of January 1, 2017 was $84.5 million.
Disposition of Lorain Road
On November 3, 2017, the Company, through an indirect wholly owned subsidiary, sold Lorain Road, a GKK Property, to a purchaser unaffiliated with the Company or the Advisor for a sales price of $1.1 million. The liquidation value of Lorain Road as of January 1, 2017 was $1.5 million.
Disposition of the University Park Buildings
On July 31, 2008, the Company, through an indirect wholly owned subsidiary, purchased two two-story office buildings containing 127,085 rentable square feet located on an approximate 10.9-acre parcel of land in Sacramento, California (the “University Park Buildings”). On November 14, 2017, the Company sold the University Park Buildings to a purchaser, unaffiliated with the Company or the Advisor, for an aggregate sales price of $11.4 million, net of closing credits. The liquidation value of the University Park Buildings as of January 1, 2017 was $12.4 million.
Articles of Dissolution
On October 10, 2017, the Company filed the Articles of Dissolution with the SDAT pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on October 10, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS REAL ESTATE INVESTMENT TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

As of October 10, 2017, the Company directed its transfer agent to close the Company’s stock transfer books and at such time cease recording stock transfers except by will, intestate succession or operation of law. The right of a holder of record of the Company’s common stock to receive distributions in accordance with the Plan of Liquidation and Maryland General Corporation Law is not affected by the filing of the Articles of Dissolution.
Renewal of Advisory Agreement
On November 14, 2017, the Company renewed the Advisory Agreement with the Advisor. The renewed Advisory Agreement is effective through November 14, 2018; however, either party may terminate the renewed Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed Advisory Agreement are identical to those of the Advisory Agreement that was previously in effect.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Real Estate Investment Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Real Estate Investment Trust, Inc., a dissolved Maryland corporation, and, as required by context, KBS Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We can give no assurance that we will be able to successfully implement the Plan of Liquidation (defined below) and sell our remaining asset, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect.

•	We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.

•
We can give no assurance regarding the timing of the disposition of our remaining property, the sale price we will receive for this asset and the amount and timing of liquidating distributions to be received by our stockholders.

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

•
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.   As such, the last redemption date under the share redemption program was August 31, 2017.  Through the August 31, 2017 redemption date, stockholders were able to sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions in connection with a stockholder’s death, “Special Redemptions”). Additionally, redemptions were further subject to limitations described in our share redemption program.

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

Overview
We are a Maryland corporation that was formed on June 13, 2005 to invest in a diverse portfolio of real estate properties and real estate-related investments. We elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2006 and we intend to continue to operate in such a manner during our liquidation. On January 27, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. On October 5, 2016, in connection with a review of potential strategic alternatives available to us, the Special Committee and our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of our plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On January 27, 2017, our stockholders approved the Plan of Liquidation. On October 10, 2017, we filed articles of dissolution (the “Articles of Dissolution”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”) pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on October 10, 2017. As a dissolved Maryland corporation, our sole purpose is the liquidation and winding down of our business affairs in accordance with the Plan of Liquidation. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Articles of Dissolution.”
We own substantially all of our assets and conduct our operations through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our remaining business and our liquidation is managed by KBS Capital Advisors pursuant to an advisory agreement. Our advisor owns 20,000 shares of our common stock. We have no paid employees.
As of September 30, 2017, we owned four real estate properties, including one bank branch that we received title to pursuant to a settlement agreement related to a defaulted loan investment (a “GKK Property” and the properties we received title to pursuant to such settlement agreement are referenced to herein as the “GKK Properties”). In addition, as of September 30, 2017, we owned a participation interest with respect to a real estate joint venture.
Plan of Liquidation
In accordance with the Plan of Liquidation, our objectives for 2017 are to (i) continue the orderly liquidation of our company pursuant to the Plan of Liquidation; and (ii) maximize stockholder value by selling our remaining asset, paying our debts, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding down our operations. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining asset with the goal of maximizing stockholder value. We expect to pay multiple liquidating distribution payments to our stockholders during the liquidation process. Pursuant to the Plan of Liquidation, on March 10, 2017, our board of directors authorized an initial liquidating distribution in the amount of $1.00 per share of common stock to our stockholders of record as of the close of business on March 21, 2017. The initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales.
As of November 14, 2017, we owned one real estate property, which was under contract to sell. We anticipate completing the sale of this property during the fourth quarter of 2017 and distributing the majority of the net sales proceeds from liquidation shortly thereafter. However, we can give no assurance regarding the timing of the disposition of our remaining property, the sale price we will receive for this asset, and the amount or timing of liquidating distributions to be received by our stockholders.  If we cannot sell our remaining assets and pay our debts within 24 months from January 27, 2017, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
Liquidity and Capital Resources
As of September 30, 2017, we had $321.3 million of cash, cash equivalents and restricted cash. Our principal demands for funds during liquidation have been for: the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; Special Redemptions of common stock pursuant to our share redemption program (which terminated effective September 4, 2017); and the payment of liquidating distributions to our stockholders pursuant to the Plan of Liquidation. Going forward, we expect our principal demands for funds during liquidation to be for general and administrative expenses, including expenses in connection with the Plan of Liquidation, and the payment of liquidating distributions to our stockholders pursuant to the Plan of Liquidation. We also use our capital resources to make certain payments to our advisor. We also reimburse our advisor and its affiliates for certain costs they incur on our behalf. We pay our advisor fees in connection with the management and disposition of our assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We intend to use our cash on hand, proceeds from asset sales and the principal repayment we received on our final real estate loan receivable as our primary sources of liquidity during liquidation.
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.  As such, August 31, 2017 was the last redemption date under the share redemption program for Special Redemptions.
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
As of November 14, 2017, we owned one real estate property, which was under contract to sell. We anticipate completing the sale of this property during the fourth quarter of 2017 and distributing the majority of the net sales proceeds from liquidation shortly thereafter.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2017 exceeded the charter-imposed limitation. The conflicts committee of our board of directors determined that these expenses were justified given the professional fees and expenses we incurred related to our exploration of the availability of strategic alternatives, the fees and expenses related to the preparation of proxy materials and the solicitation of proxies in connection with the stockholders’ approval of the Plan of Liquidation, the costs and expenses of liquidation and our decreasing asset size and revenues as a result of asset sales relative to certain general and administrative expenses that are fixed or do not decrease proportionately based on our asset size and revenues.  As a result of pursuing the Plan of Liquidation, we anticipate that we will continue to exceed this limitation each quarter throughout the liquidation process as we sell additional assets and incur liquidation costs.  We considered these costs and expenses in determining the estimated range of net proceeds from liquidation of $3.27 to $3.68 per share disclosed in our definitive Proxy Statement filed with the SEC on November 10, 2016, and as of November 1, 2017, we do not expect these costs and expenses to reduce the remaining estimated range of net proceeds per share from the liquidation.  The payment of the initial liquidating distribution on March 24, 2017 reduced our stockholders’ remaining investment in us and reduced the estimated range of future liquidation distributions by $1.00 per share to $2.27 to $2.68. See “ — Changes in Net Assets in Liquidation.”
Sales of Real Estate
During the nine months ended September 30, 2017, we terminated the leasehold interests in two GKK Properties and disposed of 84 real estate properties (of which 78 were GKK Properties) for an aggregate sales price of $326.7 million, net of closing credits, if applicable, and with an aggregate liquidation value of $335.1 million based on the liquidation value of each property as of January 1, 2017. The real estate dispositions during the nine months ended September 30, 2017 consisted of the following:
Tysons Dulles Plaza
On June 6, 2008, we, through an indirect wholly owned subsidiary, purchased three six-story office buildings containing 487,775 rentable square feet located on approximately 14.7 acres of land in McLean, Virginia (“Tysons Dulles Plaza”). On June 26, 2017, we sold Tysons Dulles Plaza to a purchaser, unaffiliated with us or our advisor, for an aggregate sales price of $127.1 million, net of closing credits. The liquidation value of Tysons Dulles Plaza as of January 1, 2017 was $128.3 million.
Bridgeway Technology Center
On June 27, 2007, we, through an indirect wholly owned subsidiary, purchased two single-story office/research and development buildings containing a total of 187,268 rentable square feet located on approximately 13 acres of land in Newark, California (“Bridgeway Technology Center”). On June 1, 2017, we sold Bridgeway Technology Center to a purchaser, unaffiliated with us or our advisor, for an aggregate sales price of $38.5 million, net of closing credits. The liquidation value of Bridgeway Technology Center as of January 1, 2017 was $38.5 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rivertech I & II
On February 20, 2008, we, through an indirect wholly owned subsidiary, purchased two two-story research and development office buildings containing 285,772 rentable square feet located on approximately 24.9 acres of land in Billerica, Massachusetts (“Rivertech I & II”). On July 31, 2017, we sold Rivertech I & II to a purchaser, unaffiliated with us or our advisor, for an aggregate sales price of $40.9 million, net of closing credits. The liquidation value of Rivertech I & II as of January 1, 2017 was $40.3 million.
City Gate Plaza
On November 25, 2008, we, through an indirect wholly owned subsidiary, purchased a five-story office building and a single-story amenities building containing a total of 105,003 rentable square feet located on approximately six acres of land in Sacramento, California (“City Gate Plaza”). On September 28, 2017, we sold City Gate Plaza to a purchaser, unaffiliated with us or our advisor, for a sales price of $15.2 million, net of closing credits. The liquidation value of City Gate Plaza as of January 1, 2017 was $15.8 million.
Great Oaks Center
On July 18, 2008, we, through an indirect wholly owned subsidiary, purchased four single-story office buildings containing a total of 235,224 rentable square feet located on approximately 31.0 acres of land in Alpharetta, Georgia (“Great Oaks Center”). On September 7, 2017, we sold Great Oaks Center to a purchaser, unaffiliated with us or our advisor, for an aggregate sales price of $14.6 million. The liquidation value of City Gate Plaza as of January 1, 2017 was $17.8 million.
Lawrence Village Plaza
On August 6, 2007, we, through an indirect wholly owned subsidiary, originated a senior mortgage loan of up to $8.3 million secured by Lawrence Village Plaza, a 294,675 square foot retail property in New Castle, Pennsylvania (the “Lawrence Village Plaza Origination”). On September 1, 2015, the Lawrence Village Plaza Origination matured without repayment. On May 13, 2016, we received a deed-in-lieu of foreclosure in satisfaction of all amounts due to us under our investment in the Lawrence Village Plaza Loan Origination and received title to Lawrence Village Plaza. On August 30, 2017, we sold Lawrence Village Plaza to a purchaser, unaffiliated with us or our advisor, for a sales price of $2.3 million. The liquidation value of Lawrence Village Plaza as of January 1, 2017 was $2.2 million.
GKK Properties
During the nine months ended September 30, 2017, we disposed of 78 GKK Properties and terminated the leasehold interests of two GKK Properties. The aggregate sales price of the 78 GKK Properties that were disposed of during the nine months ended September 30, 2017 and the liquidation value as of January 1, 2017 were $88.1 million and $92.2 million, respectively.
Results of Operations
In light of the adoption of liquidation basis accounting as of January 1, 2017, the results of operations for the current year period are not comparable to the prior year period. Our real estate properties continued to perform in a manner that was relatively consistent with prior reporting periods until their disposition and we experienced no significant changes in leased percentages or rental rates at these properties through disposition. Additionally, as of November 14, 2017, our remaining real estate property was under contract to sell and we anticipate completing the sale of this property during the fourth quarter of 2017. Changes in liquidation values of our assets are discussed below under “— Changes in Net Assets in Liquidation.”
Due to the adoption of the Plan of Liquidation, we are no longer reporting funds from operations and modified funds from operations as we no longer consider these to be key performance measures.
Changes in Net Assets in Liquidation
Period from January 1, 2017 through September 30, 2017
Net assets in liquidation decreased by approximately $190.0 million from $635.4 million on January 1, 2017 to $445.4 million on September 30, 2017. The primary reason for the decline in net assets in liquidation was due to a decrease of approximately $184.8 million for the payment of the initial liquidating distribution to stockholders, or $1.00 per common share, in March 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net assets in liquidation as of September 30, 2017 would result in the payment of estimated liquidating distributions of approximately $2.42 per share of common stock to our stockholders of record as of September 30, 2017. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of asset sales, the performance of our remaining assets and any changes in the underlying assumptions of the projected cash flows from such assets.
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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Real Estate
As of January 1, 2017, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect on disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. We estimated the liquidation value of our investments in real estate based on purchase and sale agreements into which we had entered as of November 14, 2017. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to January 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
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
Dispositions Subsequent to September 30, 2017
Disposition of Plaza in Clayton
On September 27, 2006, we, through an indirect wholly owned subsidiary, purchased a 16-story office building containing approximately 325,172 rentable square feet located on an approximate 2.31-acre parcel of land in St. Louis, Missouri (the “Plaza in Clayton”). On October 2, 2017, we sold Plaza in Clayton to a purchaser, unaffiliated with us or our advisor, for a sales price of $85.3 million, net of closing credits. The liquidation value of Plaza in Clayton as of January 1, 2017 was $84.5 million.
Disposition of Lorain Road
On November 3, 2017, we, through an indirect wholly owned subsidiary, sold Lorain Road, a GKK Property, to a purchaser unaffiliated with us or our advisor for a sales price of $1.1 million. The liquidation value of Lorain Road as of January 1, 2017 was $1.5 million.
Disposition of the University Park Buildings
On July 31, 2008, we, through an indirect wholly owned subsidiary, purchased two two-story office buildings containing 127,085 rentable square feet located on an approximate 10.9-acre parcel of land in Sacramento, California (the “University Park Buildings”). On November 14, 2017, we sold the University Park Buildings to a purchaser, unaffiliated with us or our advisor, for an aggregate sales price of $11.4 million, net of closing credits. The liquidation value of the University Park Buildings as of January 1, 2017 was $12.4 million.
Articles of Dissolution
On October 10, 2017, we filed the Articles of Dissolution with the SDAT pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on October 10, 2017.
As of October 10, 2017, we directed our transfer agent to close our stock transfer books and at such time cease recording stock transfers except by will, intestate succession or operation of law. The right of a holder of record of our common stock to receive distributions in accordance with the Plan of Liquidation and Maryland General Corporation Law is not affected by the filing of the Articles of Dissolution.
Renewal of Advisory Agreement
On November 14, 2017, we renewed the advisory agreement with the advisor. The renewed advisory agreement is effective through November 14, 2018; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

None.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
In connection with the adoption of liquidation basis accounting, certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation basis accounting purposes.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
See the risks in Part I, Item 1A of our 2016 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
On August 8, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of September 4, 2017.   The last redemption date under the share redemption program was August 31, 2017. Through the August 31, 2017 redemption date, stockholders could sell their shares to us in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program and, together with redemptions sought in connection with a stockholder’s death, “Special Redemptions”).

The only redemptions we made under our share redemption program during the nine months ended September 30, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program. For the nine months ended September 30, 2017, we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program with a combination of cash on hand and proceeds from the sale of properties.
In connection with the approval by our stockholders of the Plan of Liquidation, on January 27, 2017, our board of directors approved the amendment and restatement of our share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program became effective on February 27, 2017.
The Amended Share Redemption Program changed the redemption price per share of our common stock eligible for redemption to take into account the estimated range of liquidating distributions as disclosed in our Definitive Proxy Statement, filed with the SEC on November 10, 2016 and any liquidating distributions declared by our board of directors. The Amended Share Redemption Program set the redemption price per share of our common stock eligible for redemption at (a) $3.475 (which represents the mid-point of the estimated range of liquidating distributions of $3.27 to $3.68 per share) less (b) the amount of any liquidating distributions on such share declared by our board of directors that had a record date prior to the redemption date for such share. Therefore, effective for the February 28, 2017 redemption date, the redemption price for all shares eligible for redemption was equal to $3.475. Pursuant to the Plan of Liquidation, on March 10, 2017, our board of directors authorized an initial liquidating distribution on the outstanding shares of our common stock to our stockholders of record as of the close of business on March 21, 2017, with the amount per share of the initial liquidating distribution equal to $1.00. The initial liquidating distribution was paid on March 24, 2017 and was funded from proceeds from asset sales. Therefore, effective commencing with the March 31, 2017 redemption date and through September 4, 2017, the termination date of the Amended Share Redemption Program, the redemption price for all shares eligible for redemption was equal to $2.475.
The complete Amended Share Redemption Program is filed as an exhibit to our Current Report on Form 8-K filed with the SEC January 27, 2017 and is available at the SEC’s website at www.sec.gov.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2017, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share		Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)	(3)
February 2017	182,248	$3.48	(2)	(3)
March 2017	115,313	$2.48	(2)	(3)
April 2017	72,459	$2.48	(2)	(3)
May 2017	78,566	$2.48	(2)	(3)
June 2017	130,621	$2.48	(2)	(3)
July 2017	53,258	$2.48	(2)	(3)
August 2017	169,304	$2.48	(2)	(3)
September 2017	—	$—	(2)	(3)
Total	801,769
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
(3) During the nine months ended September 30, 2017, we redeemed $2.2 million of shares of common stock. The only redemptions we made under our share redemption program during the nine months ended September 30, 2017 were those that qualified as, and met the requirements for, Special Redemptions under our share redemption program. From January 1, 2017 through the termination of the share redemption program on September 4, 2017, we fulfilled all redemption requests that qualified as Special Redemptions under our share redemption program.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
On November 14, 2017, we renewed the advisory agreement with the advisor. The renewed advisory agreement is effective through November 14, 2018; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

2.1
Plan of Complete Liquidation and Dissolution of the Company, dated as of January 27, 2017, incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 28, 2017

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed May 4, 2006

3.2	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 22, 2016

3.3	Articles of Dissolution, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2017

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-126087, filed June 23, 2005

10.1	Purchase and Sale Agreement and Escrow Instructions, by and between KBS Clayton Plaza, LLC and Franklin Partners, LLC, made and entered into as of September 8, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, dated March 6, 2013, incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

99.2	Amended and Restated Share Redemption Program, dated January 27, 2017, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed January 27, 2017

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS REAL ESTATE INVESTMENT TRUST, INC.

Date:	November 14, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)